Form 10-K
period 1998-01-31
J CREW GROUP INC
filed 1998-05-04
CIK 1051251

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   __________
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

For the fiscal year ended  January 31, 1998

                                   OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE  ACT OF 1934

For the transition period from __________ to __________

                   COMMISSION FILE NUMBER     333-42427
                                              ---------

                              J. CREW GROUP, INC.
             (Exact name of registrant as specified in its charter)

                New York                        22-2894486
                --------                        ----------
(State or other jurisdiction of               (IRS Employer
incorporation or organization)             Identification No.)

                 770 BROADWAY, NEW YORK, NEW YORK        10003
             (Address of principal executive office)   (Zip Code)

      Registrant's telephone number, including area code:  (212) 209-2500

          Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class           Name of Each Exchange on Which Registered
       -------------------           -----------------------------------------
              NONE                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

          Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes ______  No   X
                                                          -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

          The common stock of the registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

 As of April 15, 1998, 60,745 shares of Common Stock, par value $.01 per share, were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

     In connection with the Recapitalization (as defined below), J. Crew Group, Inc., a New York corporation ("Holdings"), organized J. Crew Operating Corp., a Delaware corporation ("Operating Corp"), and immediately prior to the consummation of the Recapitalization, Holdings transferred substantially all of its assets and liabilities to Operating Corp. Holdings' current operations are, and future operations are expected to be, limited to owning the stock of the Operating Corp. Holdings and its subsidiaries are collectively referred to herein as the "Company." References herein to fiscal years are to the fiscal years of Holdings, which end on the Saturday closest to January 31 in the following calendar year. Effective January 31, 1998, the Company changed its fiscal year end from the Friday closest to January 31 to the Saturday closest to January 31. Accordingly, fiscal years 1993, 1994, 1995, 1996 and 1997 ended on January 28, 1994, February 3, 1995, February 2, 1996, January 31, 1997 and January 31, 1998. All fiscal years for which financial information is included had 52 weeks, except fiscal 1994 which had 53 weeks.

     Certain statements in this Annual Report under the captions "Business", "Selected Financial Data", Management's Discussion and Analysis of Financial Condition and Results of Operations", Financial Statements and Supplementary Data" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performances or achievements expressed or implied by such forward-looking statements. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company is a leading mail order and store retailer of women's and men's apparel, shoes and accessories operating primarily under the J. Crew(R) brand name. The Company has built a strong and widely recognized brand name known for its timeless styles at price points that the Company believes represent exceptional product value. The J. Crew image has been built and reinforced over its 14-year history through the circulation of more than one-half billion catalogs that use magazine-quality photography to portray a classic American perspective and aspirational lifestyle. Many of the original items introduced by the Company in the early 1980s (such as the rollneck sweater, weathered chino, barn jacket and pocket tee) were instrumental in establishing the J. Crew brand and continue to be core product offerings. The Company has capitalized on the strength of the J. Crew brand to provide customers with clothing to meet more of their lifestyle needs, including casual, career and sport.

     The J. Crew merchandising strategy emphasizes timeless styles and a broad assortment of high-quality products designed to provide customers with one-stop shopping opportunities at attractive prices. J. Crew catalogs and retail stores offer a full line of men's and women's basic durables (casual weekend wear), sport, swimwear, accessories and shoes, as well as the more tailored men's sportswear and women's "Classics" lines. Approximately 60% of the Company's J. Crew brand sales are derived from its core offerings of durables and sport clothing, the demand for which the Company believes is stable and resistant to changing fashion trends. The Company believes that the J. Crew image and merchandising strategy appeal to college-educated, professional and affluent customers who, in the Company's experience, have demonstrated strong brand loyalty and a tendency to make repeat purchases.

     J. Crew products are distributed exclusively through the Company's catalog and store distribution channels. The Company currently circulates over 76 million J. Crew catalogs per annum and owns and operates 51 J. Crew retail stores and 42 J. Crew factory outlets. In addition, J. Crew products are distributed through 67 free-standing and shop-in-shop stores in Japan under a licensing agreement with Itochu.

     In addition to the Company's J. Crew operations, the Company operates Clifford & Wills ("C&W"), a mail order and factory store women's apparel business that targets older, more conservative customers, and Popular Club Plan ("PCP"), a direct selling catalog merchandiser of consumer branded goods through a "club" concept that provides credit sales to lower-income customers.

     The Company has five major operating divisions: J. Crew Mail Order, J. Crew Retail, J. Crew Factory Outlets, PCP and C&W. J. Crew Mail Order, J. Crew Retail and J. Crew Factory Outlets each operate under the J. Crew brand name. In 1997, products sold under the J. Crew brand contributed $577.6 million in revenues (including licensing revenues) or 69.3% of the Company's total revenues. J. Crew brand revenues in 1997 were comprised primarily of $264.8 million (45.8%) from J. Crew Mail Order, $209.6 million (36.3%) from J. Crew Retail and $100.3 million (17.4%) from J. Crew Factory Outlets. In fiscal 1997, PCP and C&W contributed revenues of $184.4 million and $72.0 million, respectively, representing approximately 22.1% and 8.6%, respectively, of the Company's total revenues.

J. CREW BRAND

Merchandising and Design Strategy

     The J. Crew merchandising strategy focuses on creating and delivering a broad assortment of high-quality products in timeless styles intended to provide customers with one-stop shopping opportunities at attractive prices. Many of the original items introduced by the Company in the early 1980s (such as the rollneck sweater, weathered chino, barn jacket and pocket tee) were instrumental in establishing the J. Crew brand, and continue to be core product offerings. The Company has capitalized on the strength of the J. Crew brand image to provide its customers with clothing to meet more of their lifestyle needs, including casual, career and sport.

     Over time, the J. Crew merchandising strategy has evolved from providing unisex products to creating full lines of men's and women's clothing, shoes and accessories. This has had the effect of increasing overall J. Crew brand sales volume, and significantly increasing revenues from sales of women's apparel as a percentage of total J. Crew brand sales. The following table sets forth the J. Crew merchandise mix as a percentage of total J. Crew Mail Order and Retail revenues for the years 1993 through 1997. (J. Crew brand sales statistics throughout this section exclude sales in J. Crew Factory Outlets.)

                  FY 1993     FY 1994     FY 1995      FY 1996      FY 1997
                -----------  ----------  ----------  -----------  -----------
Women's........      42%         47%         53%          56%          59%
Men's..........      58          53          47           44           41
                    ---         ---         ---          ---          ---
                    100%        100%        100%         100%         100%
                    ===         ===         ===          ===          ===

     Every J. Crew product is designed by Emily Woods and her in-house design staff of 15 designers to reflect a classic, clean aesthetic that is consistent with the brand's American lifestyle image. Design teams are formed around J. Crew product lines and categories to develop concepts, themes and products for each of the Company's J. Crew businesses. Members of the J. Crew technical design team develop construction and fit specifications for every product to ensure quality workmanship and consistency across product lines. These teams work in close collaboration with the merchandising and production staff in order to gain market and other input. Product merchandisers provide designers with market trend and other information at initial stages of the design process. J. Crew designers and merchants source globally for fabrics, yarns and finishing products to ensure quality and value, while manufacturing teams research and develop key vendors worldwide to identify and maintain the essential characteristics for every style.


J. Crew Mail Order

     Since its inception in 1983, J. Crew Mail Order has distinguished itself from other catalog retailers by its award-winning catalog, which utilizes magazine-quality "real moment" pictures to depict an aspirational lifestyle image. During fiscal 1997, J. Crew Mail Order distributed 33 catalog editions with a combined circulation of more than 76 million, generating $264.8 million in revenues or 45.8% of the Company's total J. Crew brand revenues.

     Circulation Strategy

     J. Crew Mail Order's circulation strategy focuses on continually improving the segmentation of customer files and the acquisition of additional customer names. In 1997, approximately 60% of J. Crew Mail Order revenues were from customers in the 12-month buyer file (buyers who have made a purchase from any J. Crew catalog in the prior 12 months). Between 1993 and 1997 the J. Crew Mail Order 12-month buyer file grew at a compound annual growth rate of 10%.

     Customer Segmentation.   In 1996, the Company began segmenting its customer
file and tailoring its catalog offerings to address the different product needs of its customer segments. To increase core catalog productivity and improve the effectiveness of marginal and prospecting circulation, each customer segment is offered different catalog editions. The Company currently circulates Base, Women's, Prospect and Sale catalogs to targeted customer segments, has recently introduced a College catalog and intends to introduce a Swimwear catalog in 1998.

     Descriptions of the Company's current catalogs follow:

 .  Base Books.   These catalogs contain the entire mail order product offering and are sent primarily to 12-month buyers.

 .  Women's Books.   Introduced in the spring of 1996, the Women's books feature women's merchandise and are sent to buyers who purchase primarily women's merchandise. These books represent an additional customer contact potentially generating incremental revenue from women customers.

 .  Prospect Books.   Introduced in late 1995, these editions are abridged
versions of the Base Books and are sent to less active and prospective customers in order to cost-effectively reactivate old customers and acquire new customers.

 .  Sale Books.   These catalogs contain overstock merchandise to be sold at reduced prices without adversely affecting the J. Crew brand image.

     The following are descriptions of the recently introduced College book and the Swimwear book planned for 1998:

 .  College Books.   College books present a merchandise mix (primarily men's and women's Durables, Sport and Swimwear) that is most often purchased by and for students. These catalogs consist of a new creative presentation involving a lifestyle setting appealing to the youth market. The Company believes that these new catalogs will also be effective as prospecting vehicles: the page counts are relatively low (68 pages) and the product lines offered are of above average productivity.

 .  Swimwear Books.   The Company plans to offer its full swimwear line together with selected casual weekend clothing in a special catalog edition to be mailed to its most productive women customers as well as to prospective customers. The Company's analysis of buyer performance indicates that swimwear is the most productive category for existing buyers and the product classification most frequently purchased by first-time buyers.

     The Company believes that it circulates fewer and less-targeted catalog editions than its competitors, and that segmentation will improve the productivity (as measured by initial demand per page circulated) of its circulation by: (i) increasing its offers to its most productive customers and decreasing its offers to its less productive customers, and (ii) reducing both the page count and number of mailings of its Base Books. For example, in 1996, the Company introduced the Women's catalog which to date has achieved 20% higher initial demand per page circulated than that of the Base Book. The overall effect of increased segmentation is expected to be an increase in books circulated (and customer contacts made) and a decrease in pages circulated. In 1997, total circulation increased to approximately 77 million from approximately 76 million in 1996, primarily as a result of the introduction of Prospect and Women's catalogs, while pages circulated were approximately 9.8 billion in 1996 and 1997. From 1997 to 1998, the increased segmentation is expected to result in an approximately 6% decrease in the number of catalogs circulated, and an approximately 14% decrease in total pages circulated. Reductions in total pages circulated should result in a decrease in paper and postage expenses and an increase in productivity or sales per page circulated.

     Customer Acquisition and List Management.   J. Crew Mail Order's name
acquisition programs are designed to attract new customers in a cost-effective manner. The Company acquires new names from various sources, including list rentals, exchanges with other catalog and credit card companies, "friends' name" card inserts and, recently, through J. Crew Retail stores which represent an increasingly significant resource in prospecting for new names. Names and addresses of 25% to 30% of the customers making credit card purchases at J. Crew Retail stores are automatically captured at the point of sale. Customers are also asked to fill out cards at the cash register when they make purchases. In addition, the Company is exploring the feasibility of placing telephones in its
J. Crew Retail stores with direct access to the J. Crew Mail Order telemarketing center to allow customers in the stores to order catalog-specific or out-of-stock items.

     The Company believes that circulation planning based on more sophisticated statistical circulation models will increase the effectiveness of catalog mailings and maximize the productivity of its buyer file. As a result, the Company is testing increasingly sophisticated statistical circulation planning models to improve its ability to predict customer purchase behavior based on a wide range of variables. The Company plans to use these analyses to enhance its circulation efficiencies.

     Catalog Creation and Production

     The Company is distinguished from other catalog retailers by its award-winning catalog, which utilizes magazine-quality "real moment" pictures to depict an aspirational lifestyle image. All creative work on the catalogs is coordinated by J. Crew personnel to maintain and reinforce the J. Crew brand image. Photography is executed both on location and in studios, and creative design and copy writing are executed on a desk-top publishing system. Digital images are transmitted directly to outside printers, thereby reducing lead times and improving reproduction quality. The Company believes that appropriate page presentation of its merchandise stimulates demand and therefore places great emphasis on page layout.

     J. Crew Mail Order does not have long-term contracts with paper mills and, instead, purchases paper from paper mills at a two and one-half month specified rate. Projected paper requirements are communicated on an annual basis to paper mills to ensure the availability of an adequate supply. Management believes that the Company's long-standing relationships with a number of the largest coated paper mills in the United States allow it to purchase paper at favorable prices commensurate with the Company's size and payment terms.

     Telemarketing and Customer Service

     J. Crew Mail Order's primary telemarketing and fulfillment facilities are located in Lynchburg, Virginia. Telemarketing operations are open 24 hours a day, seven days a week and handled over 7 million calls in fiscal 1997. Orders for merchandise may be received by telephone, facsimile, mail and the Company's website, although orders through the toll-free telephone service accounted for 90% of orders in fiscal 1997. The telemarketing center is staffed by a total of 900 full-time telemarketing associates, and up to 2,500 associates during peak periods, who are trained to assist customers in determining the customer's correct size and to describe merchandise fabric, texture and function. Each telemarketing associate utilizes a terminal with access to an IBM mainframe computer which houses complete and up-to-date product and order information. The fulfillment operations are designed to process and ship customer orders in a quick and cost-effective manner. Orders placed before 9:00 p.m. are shipped the following day. Same-day shipping is available for orders placed before noon. During non-peak periods, approximately 11,000 packages are shipped daily, and during peak periods, 25,000 daily.

J. Crew Retail

     An important aspect of the Company's business strategy is an expansion program designed to reach new and existing customers through the opening of J. Crew Retail stores. In addition to generating sales of J. Crew products, J. Crew Retail stores help set and reinforce the J. Crew brand image. The stores are designed in-house and fixtured to create a distinctive J. Crew environment and store associates are trained to maintain high standards of visual presentation and customer service. The result is a complete statement of J. Crew's timeless American style, classic design and attractive product value. During fiscal 1997,
J. Crew Retail generated revenues of $209.6 million, representing 36.3% of the Company's total J. Crew brand revenues.

     The Company believes that J. Crew Retail derives significant benefits from the concurrent operation of J. Crew Mail Order. The broad circulation of J. Crew catalogs performs an advertising function, enhancing the visibility and exposure of the brand, aiding the expansion of the retail concept and increasing the profitability of the stores.

     J. Crew Retail maintains a uniform appearance throughout its store base, in terms of merchandise display and location on the selling floor. Store managers receive detailed store plans that dictate fixture and merchandise placement to ensure uniform execution of the merchandising strategy at the store level. Standardization of store design and merchandise presentation also maximizes usage and productivity of selling space and lowers the cost of store furnishings allowing J. Crew Retail to cost-effectively open new stores and refurbish existing ones.

     Store Economics

     The Company believes that its J. Crew Retail stores are among the most productive in its industry segment. All of the Company's J. Crew Retail stores are profitable and have generated positive store contribution within the first 12 months of opening. J. Crew Retail stores that were open during all of fiscal 1997 averaged $4.5 million per store in sales, produced sales per gross square foot of approximately $518 and generated store contribution margins of approximately 23.4%. The Company believes that these results compare favorably to the average among retailers that the Company believes to be its primary competitors. J. Crew Retail stores have an average size of 8,400 gross square feet. The Company's historical average cost for leasehold improvements, furniture and fixtures for new stores was approximately $950,000 per store, after giving effect to construction allowances. The Company anticipates that the cost of these improvements will increase as it targets more urban, high-traffic areas for its stores. Average pre-opening costs per store, which are expensed as incurred, were $87,000. In addition, working capital requirements, consisting almost entirely of inventory purchases, averaged approximately $550,000 per store.

     Current Stores

     As of January 31, 1998 J. Crew Retail operated 51 retail stores nationwide, having expanded from 18 stores in 1993. The Company intends to open 12 to 15 stores in fiscal 1998. The stores are located in upscale shopping malls and in retail areas within major metropolitan markets that have an established higher-end retail business.

     The table below highlights certain information regarding J. Crew Retail stores opened through fiscal 1997.

                                                                                    AVERAGE
                                    STORES      STORES                            ------------
                                  ----------  ----------                TOTAL     STORE TOTAL
                    STORES OPEN     OPENED      CLOSED    STORES AT   ----------  ------------
                    ------------  ----------  ----------  ----------    SQUARE       SQUARE
                    AT BEGINNING    DURING      DURING      END OF    ----------  ------------
                    ------------  ----------  ----------  ----------   FOOTAGE     FOOTAGE AT
                     OF FISCAL      FISCAL      FISCAL      FISCAL    ----------  ------------
                        YEAR         YEAR        YEAR        YEAR      (000'S)    END OF YEAR
                    ------------  ----------  ----------  ----------  ----------  ------------
1993..............       18           10          --          28         226          8,071
1994..............       28            1          --          29         235          8,103
1995..............       29            2          --          31         266          8,581
1996..............       31            8          --          39         338          8,667
1997..............       39           12          --          51         428          8,392

     New Store Expansion

     J. Crew Retail plans to increase the number of stores in operation by 12 to 20 stores annually, resulting in approximately 100 stores in operation by the end of fiscal 2000. The retail expansion plan will initially focus on markets in which J. Crew Mail Order has been successful and, more generally, in areas within major metropolitan markets with affluent and well educated populations. The Company will continue to cluster stores in markets which provide the greatest sales potential, such as New York, New Jersey, Massachusetts, California and Florida. Historically, new stores have cost the Company an average of $1.5 million in building and working capital expenditures and have experienced a pay-back period of approximately 20 months. The Company believes, with a base of 51 stores, its markets are underpenetrated relative to its competitors and enough suitable locations exist nationwide to accommodate its expansion plan.

J. Crew Factory Outlets

     The Company extends its reach to additional consumer groups through its 42
J. Crew Factory Outlets. Offering J. Crew products at an average of 30% below full retail prices, J. Crew Factory Outlets target value-oriented consumers. The factory outlet stores also serve to liquidate excess, irregular or out-of-season
J. Crew products outside of the Company's two primary distribution channels. During fiscal 1997, J. Crew Factory Outlets generated revenues of $100.3 million, representing 17.4% of the Company's total J. Crew brand revenues.

     J. Crew Factory Outlets offer selections of J. Crew menswear and womenswear. Ranging in size from 3,800 to 10,000 square feet with an average of 6,500 square feet, the stores are generally located in major outlet centers in 25 states across the United States. The Company believes that the outlet stores, which are designed in-house, maintain fixturing, visual presentation and service standards superior to those typically associated with outlet stores.

POPULAR CLUB PLAN

     PCP is a direct selling catalog business offering a broad range of department store merchandise on proprietary, in-house credit plans to the lower and lower-middle income market. PCP markets its catalog products primarily in eleven states in the northeastern United States. PCP offers two distinct product categories: Home Store (53% of 1997 sales) and Ready-to-Wear (47% of 1997 sales). Home Store products include textiles, home furnishings, housewares and electronics. Ready-to-Wear includes men's and women's sportswear, coats, lingerie, juniors, accessories, jewelry, shoes, children's wear, infants, special size and swimwear. During fiscal 1997, Popular Club Plan's annual circulation of 7 million catalogs generated revenues of $184.4 million, representing 22.1% of total Company revenues.

     PCP markets products through an extensive network of over 100,000 local independent sales representatives ("Secretaries"), using a unique combination of mail order and direct selling methods. In contrast to a retail store sales associate, a Secretary is a lead shopper who solicits his or her own circle of friends, relatives, and co-workers to shop from the catalog. Secretaries are compensated through commission reward credits which can be redeemed for free merchandise. This provides them with both a sales and collection incentive. All Secretary applicants are screened and scored with proprietary behavior models in conjunction with national credit bureau information. Only 60% of applicants are set up as new accounts.

     PCP offers customers a 22-week payment plan and a 44-week payment plan for payment of merchandise ordered from PCP. Sales through these proprietary credit products accounted for 96.8% of PCP revenues in 1997. PCP performs ongoing credit analysis on each Secretary and his or her club. Although Secretaries do not guarantee payment of members they recruit, reward credits of club Secretaries may be withheld to offset poor credit performance. PCP monitors collections through its approximately 70-person credit and collection department. While the primary dunning process is done through club Secretaries, if an individual is delinquent more than ten weeks, credit collectors will also take on the responsibility of contacting the customer directly. Over the last five years, PCP's annual credit losses have averaged approximately 4% of net credit sales.

CLIFFORD & WILLS

     C&W is a direct mail order and factory store business which offers a broad range of women's updated apparel covering career to casual as well as accessories and shoes. The typical customer is a 36 to 55 year old upper-moderate to better-priced women's apparel customer, parallel to that of a full-price department store.

     The brand is positioned to offer bridge level clothing at prices which are 20% to 30% below the prices offered in better departments of department stores, thereby satisfying the target customer's desire for updated apparel at a compelling price advantage. The Company also operates nine C&W outlet stores in Pennsylvania, Florida, Wisconsin, Indiana, Texas, Georgia and Connecticut. During 1997, C&W had revenues of $72.0 million representing 8.6% of total Company revenues.

SOURCING, PRODUCTION AND QUALITY

     The Company maintains separate merchandising, design, manufacturing and quality assurance teams for the production of J. Crew and C&W merchandise. The Company's products are designed exclusively by in-house design and product development teams which support each line and class of product. These teams provide individual attention and expertise to every style, ensuring that these styles fit the respective J. Crew and C&W brand images. PCP primarily purchases merchandise from manufacturers and distributors.

     The Company's merchandise is produced for the Company by a variety of manufacturers, both domestically and outside the United States. The Company does not own or operate any manufacturing facilities, instead contracting with third party vendors for the production of its products. Manufacturing teams research and develop products and source from vendors across 38 countries to identify and maintain essential quality and value for every product. In 1997, approximately 60% of the Company's J. Crew brand products were sourced in the Far East, 20% were sourced domestically and 20% were from Europe and other regions. PCP and C&W source the majority of their products through domestic vendors. Rarely does the Company represent the majority of any one vendor's business and no one vendor supplies more than 10% of the Company's merchandise.

     The Company employs independent buying agents to conduct in-line and final quality inspections at each manufacturing site. Random inspections of all incoming J. Crew and C&W merchandise at the Lynchburg and Asheville distribution facilities further assure that the Company's products are of a consistently high quality. PCP primarily sells consumer goods which have been subjected to the manufacturer's own quality control processes prior to receipt by PCP.

     Due to the high concentration of foreign suppliers of J. Crew brand merchandise, the Company estimates 10-month lead times for its products. Currently, the Company must make commitments on its piece goods eight to nine months prior to the issuance of the respective catalog and must decide on SKU color buys within six months of issuance. The Company is working to establish, either through the use of more domestic vendors or through strategic partnerships, a core group of long-term suppliers that provide quicker response times. The Company believes that the implementation of shorter lead times will improve fill rates, reduce the overall complexity in inventory management and improve its ability to more accurately forecast demand, all of which should provide substantial savings to the Company.

DISTRIBUTION

     The Company operates three main telemarketing and distribution facilities for its operations. Order fulfillment for J. Crew Mail Order and C&W takes place at the 406,500 square foot telemarketing and distribution center located in Lynchburg, Virginia. The Lynchburg facility processes approximately 3.8 million orders per year and employs approximately 1,800 full- and part-time employees during its peak season.

     The 192,500 square foot telemarketing and distribution facility in Asheville, North Carolina was recently converted into the main distribution center to service the retail and outlet store operations and also houses a J. Crew Mail Order telemarketing center. This facility employs approximately 700 full- and part-time employees during its non-peak season and an additional 1,100 employees during the peak holiday season. PCP conducts its fulfillment operations from a 369,000 square foot distribution facility located in Edison, New Jersey. The Edison facility employs approximately 300 and 600 full- and part-time employees during the non-peak and peak seasons, respectively.

     Each fulfillment center is designed to process and ship customer orders in a quick and cost-efficient manner. Same-day shipping is available for orders placed before noon; and orders placed before 9:00 p.m. are shipped the following day. The Company ships merchandise via the UPS, the United States Postal Service and FedEx. To enhance efficiency, each facility is fully equipped with a highly advanced telephone system, an automated warehouse locator system and an inventory bar coding system.

MANAGEMENT INFORMATION SYSTEMS

     The Company's management information systems are designed to provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business. The Company has installed sophisticated point-of-sale registers in its J. Crew Retail and Factory Outlet stores that enable it to track inventory from store receipt to final sale on a real-time basis. The Company believes its merchandising and financial system, coupled with its point-of-sale registers and software programs, allow for rapid stock replenishment, concise merchandise planning and real-time inventory accounting practices. J. Crew Mail Order and C&W share the same management information system and each of the Company's business units has its own information system that is customized to the needs of that particular business.

     The Company's telephone and telemarketing systems, warehouse package sorting systems, automated warehouse locators and inventory bar coding systems utilize advanced technology. These systems have provided the Company with a number of benefits in the form of enhanced customer service, improved operational efficiency and increased management control and reporting. The Company's IBM 3990 system stores data, such as customer list segmentation and analyses of market trends, and rapidly transfers the information throughout the Company. In addition, the Company's real-time inventory computer systems provide inventory management on a per SKU basis and allow for a more efficient fulfillment process. J. Crew's management information systems also produce daily and weekly sales and performance reports.

TRADEMARKS AND INTERNATIONAL LICENSING

     J. Crew International, Inc., an indirect subsidiary of Holdings, currently owns all of the trademarks for the J. Crew name that the Company holds in the United States and internationally, as well as its international licensing contracts with third parties. Trademarks related to the J. Crew name are registered in the United States Patent and Trademark Office.

     The Company derives revenues from the international licensing of its trademarks in the J. Crew name and the know-how it has developed. The Company has entered into a licensing agreement with Itochu in Japan which gives the Company the right to receive payments of percentage royalty fees in exchange for the exclusive right to use the Company's trademarks in Japan. In 1997, licensee sales at retail stores in Japan were approximately $95 million through 67 free-standing and shop-in-shop stores. Under the license agreement the Company retains a high degree of control over the manufacture, design, marketing and sale of merchandise under the J. Crew trademarks. This agreement expires in January, 2003.

     The Company believes there is significant growth potential in international markets as the Company can leverage off its base in Japan into other key Asian markets. The Company is in the process of exploring licensing agreements covering Hong Kong, China, Singapore, Thailand and Malaysia. In 1997, licensing revenues totaled $2.9 million.

EMPLOYEES

     The Company focuses significant resources on the selection and training of sales associates in both its mail order, retail and factory operations. Sales associates are required to be familiar with the full range of merchandise of the business in which they are working and have the ability to assist customers with merchandise selection. Both retail and factory store management are compensated in a combination of annual salary plus performance-based bonuses. Retail, telemarketing and factory associates are compensated on an hourly basis and may earn team-based performance incentives.

     At January 31, 1998, the Company had approximately 6,200 associates, of whom approximately 4,200 were full-time associates and 2,000 were part-time associates. In addition, approximately 3,000 associates are hired on a seasonal basis to meet demand during the peak holiday buying season. None of the associates employed by J. Crew Mail Order, J. Crew Retail, J. Crew Factory Outlets or C&W are represented by a union. Approximately 240 warehouse employees at PCP are represented by the Teamsters under a collective bargaining agreement which expires in June 1999. The Company believes that its relationship with its associates is good.

COMPETITION

     All aspects of the Company's businesses are highly competitive. The Company competes primarily with other catalog operations, specialty brand retailers, department stores, and mass merchandisers engaged in the retail sale of men's and women's apparel, accessories, footwear and general merchandise. The Company believes that the principal bases upon which it competes are quality, design, efficient service, selection and price.

THE RECAPITALIZATION

     On October 17, 1997, the recapitalization of Holdings (the "Recapitalization") was consummated pursuant to a Recapitalization Agreement, dated as of July 22, 1997, as amended as of October 17, 1997 (the "Recapitalization Agreement"), among Holdings, its shareholders and TPG Partners II, L.P. ("TPG"). Pursuant to the Recapitalization Agreement, Holdings purchased from its shareholders all outstanding shares of Holdings' capital stock, other than shares having an implied value of $11.1 million, almost all of which continues to be held by Emily Woods, and which represented approximately 14.8% of the outstanding shares of common stock, par value $.01 per share, of Holdings ("Common Stock") immediately following the transaction.

     In connection with the Recapitalization, Holdings organized Operating Corp and immediately prior to the consummation of the Recapitalization, Holdings transferred substantially all of its assets and liabilities to Operating Corp. Holdings' current operations are, and future operations are expected to continue to be, limited to owning the stock of Operating Corp. Operating Corp repaid substantially all of the Company's funded debt obligations existing immediately before the consummation of the Recapitalization.

     Cash funding requirements for the Recapitalization (which was consummated on October 17, 1997) totalled $559.7 million (including $99.0 million in seasonal borrowings) and were satisfied through the purchase by TPG, certain of its affiliates and other investors of an aggregate $188.9 million in Holdings' equity securities together with an aggregate $330.9 million in borrowings and $40.0 million in proceeds from the securitization of certain of the Company's accounts receivable, as follows: (i) the purchase by TPG, certain of its affiliates and other investors of shares of Common Stock (representing 85.2% of the outstanding shares) for $63.9 million; (ii) the purchase by TPG, certain of its affiliates and other investors of $125.0 million in liquidation value of preferred stock issued by Holdings (the "Preferred Stock"); (iii) gross proceeds of $75.3 million from the issuance and sale by Holdings of the 13-1/8% senior discount debentures due 2008 (the "Senior Discount Debentures"); (iv) $150.0 million from the gross proceeds of the offering by Operating Corp of the 10 3/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"); (v) $40.0 million in proceeds from the securitization of certain of the Company's accounts receivable (the "Securitization"); (vi) $70.0 million of borrowings under a senior secured term loan facility among Operating Corp, Holdings and the financial institutions parties thereto (the "Term Loan Facility"); and (vii) $35.6 million of borrowings under a senior secured revolving credit facility among Operating Corp, Holdings and the financial institutions parties thereto (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Bank Facilities"). See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 2.  PROPERTIES

     The Company is headquartered in New York City, although PCP maintains a separate main office in Garfield, New Jersey. Both the New York City headquarters offices and PCP's Garfield office are leased from third parties. The Company owns two telemarketing and distribution facilities: a 406,500-square-foot telemarketing and distribution center for J. Crew and C&W mail order operations in Lynchburg, Virginia and a 192,500-square-foot distribution center in Asheville, North Carolina servicing the J. Crew Retail and J. Crew and C&W outlet store operations. The Company also leases from a third party a 369,000-square-foot distribution facility located in Edison, New Jersey dedicated to PCP's fulfillment operations.

     As of January 31, 1998, the Company operated 102 retail and factory outlet stores. All of the retail and factory outlet stores are leased from third parties, and the leases in most cases have terms of 10 to 12 years, not including renewal options. As a general matter, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is comprised of annual base rent plus a contingent rent payment based on the store's sales in excess of a specified threshold. Substantially all the leases are guaranteed by Holdings.

     The table below sets forth the number of stores by state operated by the Company in the United States as of January 31, 1998:

                                                                  TOTAL
                                                                ----------
                                     RETAIL        OUTLET         NUMBER
                                    ---------  ---------------  ----------
                                     STORES       STORES(1)     OF STORES
                                    ---------  ---------------  ----------
Alabama...........................      --             1             1
Arizona...........................       1            --             1
California........................       8             3            11
Colorado..........................       1             2             3
Connecticut.......................       3             2             5
Delaware..........................      --             1             1
Florida...........................       3             5             8
Georgia...........................       1             3             4
Illinois..........................       4            --             4
Indiana...........................       1             3             4
Kansas............................      --             1             1
Maine.............................      --             2             2
Maryland..........................       1            --             1
Massachusetts.....................       5             1             6
Michigan..........................       1             1             2
Minnesota.........................       1            --             1

Missouri..........................       1             1             2
New Hampshire.....................      --             2             2
New Jersey........................       2             1             3
New Mexico........................       1            --             1
New York..........................       4             4             8
North Carolina....................       2            --             2
Ohio..............................       2            --             2
Oregon............................       1            --             1
Pennsylvania......................       2             5             7
South Carolina....................      --             1             1
Tennessee.........................      --             1             1
Texas.............................       3             5             8
Utah..............................      --             1             1
Vermont...........................      --             1             1
Virginia..........................       1             1             2
Washington........................       1             1             2
Wisconsin.........................      --             2             2
District of Columbia..............       1            --             1
                                        --            --           ---

     Total........................      51            51           102
                                        ==            ==           ===

-----------------------------
(1) Includes nine C&W outlet stores.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in several lawsuits arising in the ordinary course of business. Although the amount of any liability that could arise with respect to any such lawsuit cannot be accurately predicted, in the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Company.

     A 1992 Supreme Court decision confirmed that the Commerce Clause of the United States Constitution prevents a state from requiring the collection of its use tax by a mail order company unless the company has a physical presence in the state. However, there continues to be some uncertainty in this area due to inconsistent application of the Supreme Court decision by state and federal courts. The Company attempts to conduct its operations in compliance with its interpretation of the applicable legal standard, but there can be no assurance that this compliance will not be challenged. From time to time, various states have sought to require companies to begin collection of use taxes and/or pay taxes from previous sales. The Company has not received assessments from any state in which it is not currently collecting sales taxes since the 1992 Supreme Court decision.

     The Supreme Court decision also established that Congress has the power to enact legislation that would permit states to require collection of use taxes by mail order companies. Congress has from time to time considered proposals for such legislation. The Company anticipates that any legislative change, if adopted, would be applied only on a prospective basis.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 29, 1997, a Special Meeting of Shareholders of Holdings (the "Special Meeting") was held to consider (i) the approval and adoption of the J. Crew Group, Inc. 1997 Stock Option Plan (the "Stock Option Plan") and (ii) the approval and ratification of the grant under the Stock Option Plan to Emily Woods of options to purchase, in the aggregate, 2,461 shares of Common Stock.
Of the 37,003,717 shares of Common Stock represented at the Special Meeting, all of such shares were voted in favor of each of the matters submitted to the shareholders. No shares of Common Stock were voted against, were withheld or abstained as to either of such matters.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS

     There is no established public market for any class of Holdings capital stock. As of April 15, 1998, there were 32 shareholders of record of the Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a discussion of the ownership of Holdings.

     Holdings has not paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

     Each of the Bank Facilities and the indenture relating to the Senior Discount Debentures (the "Holdings Indenture") prohibits the payment of dividends by Holdings on shares of Common Stock (other than dividends payable solely in shares of capital stock of Holdings). Additionally, because Holdings is a holding company, its ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Each of the Bank Facilities, the Holdings Indenture and the indenture relating to the Senior Subordinated Notes contains covenants which impose substantial restrictions on Operating Corp's ability to make dividends or distributions to Holdings.

     In connection with the Recapitalization, on October 17, 1997, Holdings sold to TPG, certain of its affiliates and other investors (i) approximately 47,000 shares of Common Stock (representing 85.2% of the then outstanding shares) for $63.9 million, (ii) 92,500 shares of Series A Preferred Stock, par value $0.01 per share, of Holdings ("Series A Preferred Stock") for $92.5 million and (iii) 32,500 shares of Series B Preferred Stock, par value $0.01 per share, of Holdings ("Series B Preferred Stock") for $32.5 million. Holdings sold the Common Stock, the Series A Preferred Stock and the Series B Preferred Stock described in the foregoing sentence in transactions which did not involve any public offering in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated historical financial, operating, other and balance sheet data of Holdings. The selected income statement data and balance sheet data for each of the four fiscal years ended January 31, 1997 are derived from the Consolidated Financial Statements of Holdings, which have been audited by Deloitte & Touche LLP, independent auditors. The selected income statement data and balance sheet data for the fiscal year ended January 31, 1998 are derived from the Consolidated Financial Statements of Holdings, which have been audited by KPMG Peat Marwick LLP, independent auditors. The data presented below should be read in conjunction with the Consolidated Financial Statements, including the related Notes thereto, included herein, the other financial information included herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                               FISCAL YEAR ENDED
                                                      ------------------------------------------------------------------
                                                      JANUARY 28,   FEBRUARY 3,   FEBRUARY 2,   JANUARY 31,   JANUARY 31,
                                                          1994          1995          1996          1997          1998
                                                      -----------   -----------   -----------   -----------   ----------
                                                              (dollars in thousands, except per square foot data)
INCOME STATEMENT DATA:
Revenues............................................     $646,972      $737,725      $745,909      $808,843     $ 834,031
Cost of goods sold(a)...............................      354,889       394,073       399,668       428,719       465,168
                                                         --------      --------      --------      --------     ---------
   Gross profit.....................................      292,083       343,652       346,241       380,124       368,863
Selling, general and administrative expenses........      265,857       311,468       327,672       348,305       359,811
                                                         --------      --------      --------      --------     ---------
   Income from operations...........................       26,226        32,184        18,569        31,819         9,052
Interest expense-net................................        6,107         6,965         9,350        10,470        20,494
Expenses incurred-Recapitalization..................           --            --            --            --        20,707
Provision (benefit) for income taxes................        8,100        10,300         3,700         8,800        (5,262)
Extraordinary items and cumulative effect of
accounting changes..................................           --            --           931            --        (4,500)
                                                         --------      --------     ---------      --------     ---------
Net income (loss)...................................     $ 12,019      $ 14,919      $  6,450      $ 12,549     $ (31,387)
                                                         ========      ========      ========      ========     =========

BALANCE SHEET DATA (AT PERIOD END):
  Cash and cash equivalents.........................     $ 23,185      $ 18,255      $ 13,529      $  7,132     $  12,166
  Working capital...................................       91,339       104,455       132,256       132,222       142,677
  Total assets......................................      287,233       324,795       355,249       410,821       421,878
  Total debt and redeemable preferred stock.........       61,803        69,566        87,329        87,092       428,457
  Stockholders' equity (deficit)....................       66,221        82,041        89,633       102,006      (201,642)

OPERATING DATA:
Revenues:
  J. Crew mail order................................     $199,954      $247,272      $274,653      $289,772     $ 264,853
  J. Crew retail....................................      108,650       135,726       134,959       167,957       209,559
  J. Crew factory...................................       49,253        62,626        79,203        94,579       100,285
  J. Crew licensing.................................        1,900         3,269         3,975         3,817         2,897
                                                         --------      --------      --------      --------     ---------
  Total J. Crew brand...............................      359,757       448,893       492,790       556,125       577,594
  Other divisions(b)................................      287,215       288,832       253,119       252,718       256,437
                                                         --------      --------      --------      --------     ---------
    Total...........................................     $646,972      $737,725      $745,909      $808,843     $ 834,031
                                                         ========      ========      ========      ========     =========

  J. Crew Mail Order:
   Number of catalogs circulated (in thousands).....       62,547        61,187        67,519        76,087        76,994
   Number of pages circulated (in millions).........        6,965         8,277        10,198         9,827         9,830

  J. Crew Retail:
   Sales per gross square foot......................     $    559      $    594      $    533      $    551     $     518
   Store contribution margin........................           18.7%         22.7%         25.5%         25.4%         23.4%
   Number of stores open at end of period...........           28            29            31            39            51
   Comparable store sales change(c).................           (8.0)%         6.9%         (6.0)%         4.5%         (6.6)%


                                                                             FISCAL YEAR ENDED
                                                      --------------------------------------------------------------
                                                      JANUARY 28,  FEBRUARY 3,  FEBRUARY 2,  JANUARY 31,  JANUARY 31,
                                                         1994         1995         1996         1997         1998
                                                      ----------   ----------   ----------   ----------   ----------
                                                            (dollars in thousands, except per square foot data)
  Depreciation and amortization.....................      $ 6,786      $ 8,110      $10,272      $10,541      $15,255
  Net capital expenditures(d)
   New store openings...............................        2,789        2,804        6,009       10,894       19,802
   Other............................................        8,297       10,663        8,631       11,587       11,565
                                                          -------      -------      -------      -------      -------
   Total net capital expenditures...................       11,086       13,467       14,640       22,481       31,367

(a)  Includes buying and occupancy costs.
(b) Includes revenues from the Company's PCP and C&W divisions and finance charge income from PCP installment sales.
(c) Comparable store sales includes stores that have been opened for a full twelve month period.
(d)  Capital expenditures are net of proceeds from construction allowances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company during the three-year period ended January 31, 1998. This discussion should be read in conjunction with the audited consolidated financial statements of the Company for the three-year period ended January 31, 1998 and notes thereto included elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     Consolidated statements of operations presented as a percentage of revenues are as follows:

                                                                                             FISCAL YEAR ENDED
                                                                                   ------------------------------------
                                                                                   JANUARY 31   January 31   FEBRUARY 2
                                                                                      1998         1997         1996
                                                                                   ----------   ----------   ----------
Revenues.........................................................................       100.0%       100.0%       100.0%
Cost of goods sold, including buying and occupancy costs.........................        55.8         53.0         53.6
                                                                                        -----        -----        -----
Gross profit.....................................................................        44.2         47.0         46.4
Selling, general and administrative expenses.....................................        43.1         43.1         43.9
                                                                                        -----        -----        -----
Income from operations...........................................................         1.1          3.9          2.5
Interest expense, net............................................................        (2.5)        (1.3)        (1.3)
Expenses incurred-recapitalization...............................................        (2.5)          --           --
                                                                                        -----        -----        -----
(Loss)/income before income taxes, extraordinary items and cumulative effect of
 accounting changes..............................................................        (3.9)         2.6          1.2
Benefit/(provision) for income taxes.............................................         0.6         (1.0)         (.5)
                                                                                        -----        -----        -----
(Loss)/income before extraordinary items and cumulative effect of accounting
 changes.........................................................................        (3.3)%        1.6%         0.7%
                                                                                        =====        =====        =====

Fiscal 1997 Compared to Fiscal 1996

     Revenues

     Revenues increased 3.1% to $834.0 million in the fiscal year ended January 31, 1998 from $808.8 million in the fiscal year ended January 31, 1997, as a result of increased revenues of J. Crew Retail stores. The increased revenues of
J. Crew Retail stores were offset by a decrease in J. Crew Mail Order revenues.
J. Crew Retail revenues increased by 24.8% to $209.6 million in the fiscal year ended January 31, 1998 from $168.0 million in the fiscal year ended January 31, 1997. The increase in J. Crew Retail store revenues was the result of the opening of 12 new stores in fiscal 1997, which offset a decline of 6.6% in comparable store sales.

     J. Crew Mail Order revenues decreased by 8.6% to $264.8 million in the fiscal year ended January 31, 1998 from $289.8 million in the fiscal year ended January 31, 1997. The percentage of the Company's total revenues derived from
J. Crew Mail Order decreased to 31.8% in the fiscal year ended January 31, 1998 from 35.8% in the fiscal year ended January 31, 1997. The decrease in J. Crew Mail Order revenues was primarily due to weak performance in menswear sales and unseasonably warm weather on the east coast during the fall season. The UPS strike also contributed to the decrease in J. Crew Mail Order revenues. Gross sales were down 19% from July 18, 1997 to the end of the UPS strike on August 23, 1997 compared to the same period in the prior year. The number of catalogs mailed was approximately 77 million in fiscal 1997 compared to 76 million in fiscal 1996.

     J. Crew Retail revenues increased by 24.8% to $209.6 million in the fiscal year ended January 31, 1998 from $168.0 million in the fiscal year ended January 31, 1997. The percentage of the Company's total revenue derived from its J. Crew Retail stores increased to 25.1% in the fiscal year ended January 31, 1998 from 20.8% in the fiscal year ended January 31, 1997. The increase in J. Crew Retail revenues is the result of opening 12 new stores in the fiscal year ended January 31, 1998. Comparable stores sales decreased 6.6% as the result of the opening of new stores in proximity to existing store locations, weak performance in menswear sales and unseasonably warm weather in the second half of the year which contributed to a decrease in the sales of fall and winter clothing.

     J. Crew Factory Outlet revenues increased by 6.1% to $100.3 million in the fiscal year ended January 31, 1998 from $94.5 million in the fiscal year ended January 31, 1997. The percentage of the Company's total revenue derived from J. Crew Factory Outlet remained at approximately 12%. J. Crew Factory stores comparable store sales increased by 2.0% in the fiscal year ended January 31, 1998. The comparable store sales increase was principally due to the overall improvement in store merchandising under the direction of a new factory outlet merchandising vice president. J. Crew Factory Outlet opened three new stores and closed one store in fiscal 1997.

     PCP revenues increased by 3.8% to $184.4 million in the fiscal year ended January 31, 1998 compared to $177.7 million in the fiscal year ended January 31, 1997. The percentage of the Company's total revenues derived from PCP remained at approximately 22.0%. The number of catalogs mailed remained at the same approximate level of 7 million and the number of selling agents remained unchanged at approximately 106,000 during fiscal 1997 and 1996. The increase in sales in fiscal 1997 over fiscal 1996 was attributable to better performance in ready-to-wear apparel and specifically in new branded merchandise.

     C&W revenues decreased 4.0% to $72.0 million in the fiscal year ended January 31, 1998 from $75.0 million in the fiscal year ended January 31, 1997. The percentage of the Company's revenue derived from C&W decreased to 8.6% in the fiscal year ended January 31, 1998 from 9.3% in the fiscal year ended January 31, 1997. The number of catalogs mailed increased to approximately 40 million in the fiscal year ended January 31, 1998 from approximately 38 million in the fiscal year ended January 31, 1997. The decrease in sales was the result of the effect of the UPS strike, the unseasonably warm weather in the second half of the fiscal year effecting the sales of fall and winter clothing and a lower response from the Company's sale catalogs compared to the prior year.

     Gross Profit

     Gross profit as a percentage of revenues was 44.2% for the fiscal year ended January 31, 1998 compared to 47.0% in the fiscal year ended January 31, 1997. Half of the decrease in gross profit was primarily the result of significant promotional discounting in the November and December Holiday catalogs in J. Crew Mail Order and the other half of the decrease was the result of an increase in J. Crew Retail buying and occupancy costs, reflecting the higher costs associated with opening new stores in urban areas such as New York City.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percentage of revenues was 43.1% in the fiscal year ended January 31, 1998 and the fiscal year ended January 31, 1997. As a percentage of revenues general and administrative expenses increased by 1.2%, primarily as a result of a higher expense ratio due to the decrease in J. Crew Mail Order revenues and the decline in comparable store sales in J. Crew Retail. Catalog circulation costs (consisting primarily of paper, postage and printing) expenses decreased by 1.2% primarily as a result of decreased paper costs. Absolute dollar amounts of selling, general and administrative expenses increased to $359.8 million in fiscal 1997 from $348.3 million in fiscal 1996, primarily reflecting volume related costs.

     Interest Expense

     Interest expense increased to $20.5 million or 2.5% of revenues in the fiscal year ended January 31, 1998 from $10.5 million or 1.3% of revenues in the fiscal year ended January 31, 1997. This increase in interest expense was due to the issuance by Holdings of the Senior Discount Debentures of $75.3 million which contributed approximately $2.9 million in increased interest, the issuance by Operating Corp of the Senior Subordinated Notes of $150 million which contributed approximately $4.6 million in increased interest and the Term Loan Facility of $70 million which contributed approximately $1.8 million in increased interest. These borrowings were required to fund the Recapitalization. The increase was partially offset by a decrease in the interest expense related to the $85.0 million of senior indebtedness which was retired in October 1997. Borrowings under the Revolving Credit Facility required to fund inventories and capital expenditures contributed $1.9 million in increased interest.


     Recapitalization Expenses

     The recapitalization expenses of $20.7 million consisted of management bonuses of $12.2 million, a financial advisory fee paid to TPG of $5.6 million, legal and accounting fees of $1.4 million, a consulting fee of $1.0 million and other expenses of $0.5 million. The Company's results of operations were negatively impacted by these recapitalization expenses. The loss before income taxes and extraordinary item of $32.1 million for the fiscal year ended January 31, 1998 includes the $20.7 million of non-recurring recapitalization expenses, the majority of which were paid before January 31, 1998.

Fiscal 1996 Compared to Fiscal 1995

     Revenues

     Revenues increased 8.4% to $808.8 million in fiscal 1996 from $745.9 million in fiscal 1995, as the result of increased sales of J. Crew brand merchandise. J. Crew brand revenues increased 12.8% to $556.1 million in fiscal 1996 from $492.8 million in fiscal 1995. Other divisions contributed $252.7 million in revenues in fiscal 1996 as compared to $253.1 million in fiscal 1995.

     J. Crew Mail Order revenues increased 5.5% to $289.8 million in fiscal 1996 from $274.6 million in fiscal 1995. The percentage of the Company's total revenues derived from J. Crew Mail Order decreased to 35.8% in fiscal 1996 from 36.8% in fiscal 1995. The increase in J. Crew Mail Order revenues principally resulted from the introduction of the Women's Book and the related increase in overall J. Crew catalog circulation to approximately 76 million in 1996 from approximately 68 million in 1995.

     J. Crew Retail revenues increased by 24.4% to $168.0 million in fiscal 1996 from $135.0 million in fiscal 1995. The percentage of the Company's total revenues derived from its J. Crew Retail stores increased to 20.8% in 1996 from 18.1% in 1995. The increase in revenues was principally the result of the opening of eight new stores and a 4.5% increase in comparable store sales in fiscal 1996. The increase in comparable store sales was principally due to strong performance in the J. Crew womenswear lines, including Durables, Classics and Collection.

     J. Crew Factory Outlet revenues increased by 19.3% to $94.5 million in fiscal 1996 from $79.2 million in fiscal 1995. The percentage of the Company's total revenues derived from its J. Crew Factory Outlet stores increased to 11.7% in fiscal 1996 from 10.6% in fiscal 1995. The increase in J. Crew Factory Outlet revenues was the result of a 7.0% increase in comparable store sales and sales of the 12 new stores opened in fiscal 1995 that were opened for a full fiscal year in 1996. During fiscal 1996, J. Crew Factory Outlets opened three stores and closed four stores. Similar to J. Crew Retail, the increase in comparable store sales for J. Crew Factory Outlets was principally due to strong performance in the J. Crew womenswear lines.

     PCP revenues decreased by 2.4% to $177.7 million in fiscal 1996 from $182.1 million in fiscal 1995. The percentage of the Company's total revenues derived from PCP decreased to 22.0% in fiscal 1996 from 24.4% in fiscal 1995. The decrease in revenues primarily resulted from competitive discounting in the northeastern market which was partially offset by revenues from the introduction of brand-name apparel. During fiscal 1996, the number of catalogs mailed remained flat at approximately seven million and the number of selling agents remained unchanged at approximately 106,000.

     C&W revenues increased by 5.6% to $75.0 million in fiscal 1996 from $71.0 million in fiscal 1995. The percentage of the Company's revenues derived from C&W decreased slightly to 9.3% in fiscal 1996 from 9.5% in fiscal 1995. The increase in C&W revenues during fiscal 1996 reflected: (i) the return to its original merchandising strategy of providing conservative career-oriented clothing, and (ii) the introduction of a value pricing strategy. In addition, the Company reduced the catalog circulation of C&W in fiscal 1996 to 38 million from 40 million in fiscal 1995.

     Gross Profit

     Gross profit increased to 47.0% of revenues in 1996 as compared to 46.4% of revenues in 1995. This increase primarily resulted from an increase in merchandise margins in J. Crew Mail Order.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to 43.1% of revenues in fiscal 1996 from 43.9% of revenues in 1995. The decline in selling, general and administrative expenses as a percentage of revenues principally reflects a decrease in catalog circulation costs (consisting primarily of paper, postage and printing). These costs declined to 15.9% of revenues in fiscal 1996 from 16.9% of revenues in fiscal 1995, principally as a result of a decrease in paper costs to 3.2% of revenues in fiscal 1996 from 3.9% of revenues in fiscal 1995, and a decrease in number of pages circulated by J. Crew Mail Order from 10.2 billion in fiscal 1995 to 9.8 billion in fiscal 1996 as a result of the J. Crew Mail Order customer segmentation strategy. Circulation at C&W also decreased. This decrease was partially offset by an increase in general and administrative expenses related to payroll for new J. Crew retail stores opened during the period. Absolute dollar amounts of selling, general and administrative expenses increased to $348.3 million in fiscal 1996 from $327.7 million in fiscal 1995, primarily reflecting volume related costs.

     Interest Expense

     Interest expense increased to $10.5 million or 1.3% of revenues in fiscal 1996 from $9.4 million or 1.3% of revenues in fiscal 1995. This increase was due primarily to higher average borrowings under the revolving credit agreement then in effect.

LIQUIDITY AND CAPITAL RESOURCES

Historical

     The Company's primary cash needs have been for opening new stores, warehouse expansion and working capital. The Company's sources of liquidity have been cash flow from operations, proceeds from the private placement of long-term debt and borrowings under a revolving credit facility.

     In April 1997, the Company entered into a bank credit facility (the "Retired Bank Credit Facility") with a group of twelve banks with Morgan Guaranty Trust Company of New York as agent. The Retired Bank Credit Facility provided for commitments in an aggregate amount of up to $200.0 million of which up to $120.0 million was available for direct borrowings. The Retired Bank Credit Facility replaced the Company's previous revolving credit agreement which provided for commitments in an aggregate amount of up to $125.0 million, of which up to $75.0 million was available for direct borrowings. Borrowings under the Retired Bank Credit Facility were unsecured and bore interest, at the Company's option, at the base rate (defined as the higher of the bank's prime rate or the Federal Funds rate plus 0.5%) or the London Interbank Offering Rate ("LIBOR") plus 0.625%. The Retired Bank Credit Facility was to expire on April 17, 2000. There were no borrowings outstanding under the Company's revolving credit agreements at January 31, 1997 and February 2, 1996. Average borrowings under the Company's revolving credit agreements were $25.5 million and $31.2 million for the years ended on February 2, 1996 and

January 31, 1997, respectively. Outstanding letters of credit issued to facilitate international merchandise purchases were $25.9 million and $37.8 million on February 2, 1996 and January 31, 1997, respectively.

     Borrowings under the Retired Bank Credit Facility on October 17, 1997, prior to the Recapitalization, were $99.0 million. Average borrowings under the credit agreement were $68.8 million for the period ended on October 17, 1997.

     In June 1995, the Company issued $85.0 million of the senior notes (the "Retired Senior Notes") to institutional investors in a private placement. At October 17, 1997, the Retired Senior Notes were retired by the Company at a cost of $93.1 million that included accrued interest on the Retired Senior Notes and a make-whole premium.

     Net cash provided by (used in) operating activities was $16.5 million and ($7.8) million for fiscal years 1996 and 1995. The improvement in cash flow from operations in 1996 was primarily attributable to the increase in net income and the timing of income tax payments/refunds for fiscal years 1996 and 1995.

     Net capital expenditures totaled $22.5 million and $14.6 million in fiscal years 1996 and 1995. Capital expenditures included the opening of eight J. Crew Retail stores and three J. Crew Factory Outlet stores in fiscal 1996, two J. Crew Retail stores and 12 J. Crew Factory Outlet stores in fiscal 1995.

     Net cash provided by (used in) financing activities totaled ($0.4) million and $17.8 million in fiscal years 1996 and 1995. In fiscal 1995, the Company borrowed $85.0 million in private placement debt of which $67.0 million was used to repay then outstanding long-term debt.

After the Recapitalization

     Since consummating the Recapitalization, the Company's primary sources of liquidity have been cash flow from operations and borrowings under the Revolving Credit Facility. The Company's primary uses of cash have been debt service requirements, capital expenditures and working capital. The Company expects that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the Revolving Credit Facility.

     The Company has incurred substantial indebtedness in connection with the Recapitalization. After giving effect to the Recapitalization and application of the proceeds of the Senior Discount Debentures, the issuance by Holdings of shares of the Preferred Stock, the issuance by Holdings of shares of Common Stock and the distribution by Operating Corp to Holdings of the net proceeds of the issuance of the Senior Subordinated Notes, the Securitization of certain receivables and borrowings under the Bank Facilities (less the repayment of the Retired Bank Credit Facility, the Retired Senior Notes and other indebtedness and transaction expenses), the Company had $298.2 million of indebtedness outstanding and $201.7 million of stockholders' deficit, in each case as of January 31, 1998. The Company's significant debt service obligations following the Recapitalization could, under certain circumstances, have material consequences to security holders of the Company.

     Concurrent with the Recapitalization, Operating Corp issued the Senior Subordinated Notes for $150.0 million in gross proceeds, entered into the Term Loan Facility and the Revolving Credit Facility and consummated the Securitization. The Term Loan Facility is a single tranche term loan in the aggregate principal amount of $70.0 million. The Revolving Credit Facility provides revolving loans in an aggregate amount of up to $200.0 million. Upon closing of the Recapitalization, Operating Corp borrowed the full amount available under the Term Loan Facility and approximately $35.6 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility were used to partially refinance seasonal borrowings outstanding under the Retired Bank Credit Facility. The amount remaining available under the Revolving Credit Facility is available to fund the working capital requirements of Operating Corp. The Securitization generated approximately $40 million in proceeds. Proceeds to Operating Corp from the issuance of the Senior Subordinated Notes, the Securitization and from initial borrowings under the Bank Facilities, less the repayment of the Retired Bank Credit Facility, the Retired Senior Notes and other indebtedness and transaction expenses, were distributed to Holdings to finance the Recapitalization and the fees and expenses in connection therewith (the "Operating Corp Distribution"). To provide additional financing to fund the Recapitalization, Holdings raised $264.2 million through (i) the sale to TPG Partners, its affiliates and other investors of 46,853 shares of Common Stock (representing 85.2% of the outstanding shares) for $63.9 million, (ii) gross proceeds of $75.3 million from the issuance of the Senior Discount Debentures and (iii) the issuance of $125.0 million in liquidation value of the Preferred Stock.

     The proceeds of the Senior Subordinated Notes, the Securitization, the Senior Discount Debentures, the Preferred Stock, the purchase of Common Stock by TPG, its affiliates and other investors and the initial borrowings under the Bank Facilities were used to repurchase from the former shareholders of Holdings of all outstanding shares of Holdings' capital stock (other than shares of Common Stock having an implied value of $11.1 million, almost all of which continues to be held by Emily Woods, and which represented approximately 14.8% of the shares of Common Stock immediately following the transaction), to refinance outstanding indebtedness of Holdings and to pay fees and expenses incurred in connection with the Recapitalization.

     Borrowings under the Bank Facilities bear interest at a rate per annum equal (at Operating Corp's option) to a margin over either a base rate or LIBOR. The Bank Facilities will mature on October 17, 2003. Operating Corp's obligations under the Bank Facilities are guaranteed by each of Operating Corp's direct and indirect subsidiaries. The Bank Facilities and the guarantees thereof are secured by substantially all assets of Holdings and its direct and indirect subsidiaries (other than any receivables subsidiary) and a pledge of the capital stock of Operating Corp and all direct and indirect subsidiaries of Holdings, subject to certain limitations with respect to foreign subsidiaries. The Bank Facilities contain customary covenants and events of default, including substantial restrictions on Operating Corp's ability to make dividends or distributions to Holdings.

     Simultaneously with the consummation of the Recapitalization, the Company entered into an agreement with certain financial institutions to establish a revolving securitization facility in which the initial transaction was the securitization of approximately $40 million of PCP consumer loan installment receivables. The Securitization involved the transfer of receivables to a trust in exchange for cash and subordinated interests in the pool of receivables, and the subsequent sale by the trust of certificates of beneficial interest to third party investors. Although the Company remains obligated to repurchase receivables in the event of return of the related merchandise and under certain other limited circumstances, the Company has no obligation to reimburse the trust or the purchasers of beneficial interests for credit losses. The trust is held by PCP Receivables Corp. ("Receivables Sub"), a special-purpose, bankruptcy remote subsidiary ("SPV") established by PCP. At January 31, 1998, the SPV had net assets of approximately $16.8 million. The SPV is not a guarantor of the Senior Subordinated Notes or the Bank Facilities. The initial securitization and subsequent sales of accounts receivable were accounted for as a sale of receivables, and resulted in a gain of approximately $1.5 million for the period ended January 31, 1998.

     The Senior Subordinated Notes are guaranteed by each subsidiary of Operating Corp (other than Receivables Sub) but are not guaranteed by Holdings. The Senior Subordinated Notes mature in 2007. Interest on the Senior Subordinated Notes is payable semi-annually in cash. The Senior Subordinated Notes contain customary covenants and events of default, including covenants that limit the ability of Operating Corp and its subsidiaries to incur debt, pay dividends and make certain investments.

     The Preferred Stock bears cumulative dividends at the rate of 14.50% per annum (payable quarterly) for all periods ending on or prior to October 17, 2009 and 16.50% per annum thereafter. Dividends compound to the extent not paid in cash. Subject to restrictions imposed by the Senior Subordinated Notes, the Bank Facilities, the Senior Discount Debentures and other documents relating to the Company's indebtedness, Holdings may redeem the Preferred Stock at any time, at the then-applicable redemption price and, in certain circumstances (including the occurrence of a change of control of Holdings), may be required to repurchase shares of Preferred Stock at liquidation value plus accumulated and unpaid dividends to the date of repurchase.

     The Senior Discount Debentures mature on October 15, 2008. Cash interest does not accrue on the Senior Discount Debentures prior to October 15, 2002. Thereafter, interest on the Senior Discount Debentures will be payable semiannually in cash.

     There were no borrowings outstanding under the Revolving Credit Facility at January 31, 1998. Average borrowings under the Revolving Credit Facility were $19.5 million from October 17, 1997 through January 31, 1998 and letters of credit outstanding as of January 31, 1998 were $20.1 million.

     In the fiscal year ended January 31, 1998, net cash used in operating activities was $7.4 million compared to $16.5 million net cash provided in the fiscal year ended January 31, 1997. This increase in the net cash used resulted primarily from the net loss of $31.4 million and a decrease in accounts payable of $37.7 million, which were partially offset by proceeds from the sale of accounts receivable of $46.0 million.

     The capital expenditures, net of construction allowances, during fiscal 1997 were $31.4 million, primarily to fund the opening of 12 retail stores and the relocation of the Company's headquarters office in New York City. Capital expenditures are expected to be $40 million in fiscal 1998, primarily for 15 J. Crew Retail stores, and will be funded from internally generated cash flows and by borrowing from available financing sources.

     Management believes that cash flow from operations and availability under the Revolving Credit Facility will provide adequate funds for the Company's working capital needs, planned capital expenditures and debt service obligations through fiscal 1998. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

THE YEAR 2000 ISSUE

     The effect of Year 2000 issues on the Company's operations are being addressed by the Company's Information Technology Department. A plan has been developed which identifies the systems and related programs which must be upgraded and a timetable has been established for the completion of these upgrades.

     This plan contemplates the use of internal programming resources, outside consulting services, system upgrades from existing vendors and the replacement of existing packages with packages that are Year 2000 compliant. The designed plan estimates that the Company will be in compliance with Year 2000 issues by the Fall of 1999.

     The estimated cost of the Year 2000 upgrade is not expected to be material to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for financial statements beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating segments.

IMPACT OF INFLATION

     The Company's results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on its results of operations and financial condition have been minor. However, there can be no assurance that during a period of significant inflation, the Company's results of operations would not be adversely affected.

SEASONALITY

     The Company's retail and mail order businesses experience two distinct selling seasons, spring and fall. The spring season is comprised of the first and second quarters, and the fall season is comprised of the third and fourth quarters. J. Crew Retail stores, J. Crew Factory Outlet stores, C&W Factory stores and PCP are stronger in the third and fourth quarters and the J. Crew and C&W Mail Order businesses are strongest in the fourth quarter. In addition, the Company's working capital requirements fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements. The Company funds its working capital requirements primarily through a revolving credit facility, which historically has been paid down in full at the end of the Company's fiscal year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's principal market risk relates to interest rate sensitivity which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility and the $70 million Term Loan Facility. In order to manage this interest rate risk, the Company entered into an interest rate swap agreement in October 1997 for $70 million notional principal amount. This agreement which has a term of three years, converts the interest rate on $70 million of debt to a fixed rate of 6.23%. If this interest rate swap agreement was settled on January 31, 1998, the Company would be required to pay an additioinal $935,000.

     The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at January 31, 1998 were approximately $20.1 million.

     Furthermore, the Company has a licensing agreement in Japan which provides for a royalty payment based on sales of J. Crew merchandise as denominated in yen. The Company has from time to time entered into forward foreign exchange contracts to minimize this risk. At January 31, 1998, there were no forward foreign exchange contracts outstanding. A 10% change in the dollar-yen exchange rate would have an effect on net income of approximately $200,000, which amount is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements are set forth herein commencing on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the name, age and position of individuals who are serving as directors of Holdings and executive officers of the Company. Each director of Holdings will hold office until the next annual meeting of shareholders or until his or her successor has been elected and qualified. Officers of Holdings are elected by the Boards of Directors and serve at the discretion of such Board.

NAME                              Age             Position
----                              ---             --------
Emily Woods..................      37            Director; Chairman of the Board--J. Crew
                                                 Group, Inc. and J. Crew Operating Corp;
                                                 President--J. Crew Inc.
Howard Socol.................      52            Chief Executive Officer--J. Crew Group, Inc.
                                                 and J. Crew Operating Corp.
Barry Erdos..................      54            Chief Operating Officer--J. Crew Operating
                                                 Corp.
David Bonderman..............      54            Director--J. Crew Group, Inc.
Richard W. Boyce.............      43            Director--J. Crew Group, Inc.
James G. Coulter.............      38            Director--J. Crew Group, Inc.
Matthew E. Rubel.............      39            President--Popular Club Plan, Inc.
Trudy Sullivan...............      46            President--C&W Outlet, Inc. and Clifford &
                                                 Wills, Inc.
Nicholas Lamberti............      55            Vice President--Corporate Controller--J.
                                                 Crew Operating Corp. and J. Crew Group, Inc.

EMILY WOODS
CHAIRMAN--J. CREW GROUP, INC. AND J. CREW OPERATING CORP.; PRESIDENT--J. CREW
     INC.
     Ms. Woods became Chairman of the Board of Directors of Holdings upon consummation of the Recapitalization. Ms. Woods is also a director and Chairman of the Board of Operating Corp and the President of J. Crew Inc., a wholly owned subsidiary of Operating Corp. Ms. Woods co-founded the J. Crew brand in 1983 and is currently its designer. Ms. Woods has also served as Chief Executive Officer and Vice-Chairman of Holdings and as Chief Executive Officer of Operating Corp.

HOWARD SOCOL
CHIEF EXECUTIVE OFFICER--J. CREW GROUP, INC. AND J. CREW OPERATING CORP.
     Mr. Socol became Chief Executive Officer of Holdings on February 24, 1998. Mr. Socol is also currently the Chief Executive Officer of Operating Corp.
From 1969 to 1997 Mr. Socol served in various management positions at Burdine's, a division of Federated Department Stores, Inc., becoming President in 1981 and Chairman and Chief Executive Officer in 1984, a position he held until his retirement in 1997.

BARRY ERDOS
CHIEF OPERATING OFFICER--J. CREW OPERATING CORP.
     Mr. Erdos became Chief Operating Officer of Operating Corp on April 17, 1998. From 1997 to 1998 Mr. Erdos was Executive Vice President - Chief Financial Officer of Express, a division of The Limited, Inc., and from 1988 to 1997 Mr. Erdos was employed in various executive positions at The Limited, Inc., including Executive Vice President, Henri Bendel, from 1988-1993, Vice President, Corporate Controller, The Limited, Inc., from 1993-1995, and Executive Vice President and Chief Financial Officer, Lane Bryant, from 1995-1997.

DAVID BONDERMAN
DIRECTOR--J. CREW GROUP, INC.
     Mr. Bonderman became a director of Holdings upon consummation of the Recapitalization. Mr. Bonderman is also currently serving as a director of Operating Corp. Mr. Bonderman is a principal and founding partner of TPG. Prior to forming TPG, Mr. Bonderman was Chief Operating Officer and Chief Investment Officer of Keystone Inc. ("Keystone"), the private investment firm, from 1983 to August 1992. Mr. Bonderman serves on the Boards of Directors of Continental Airlines, Inc., Bell & Howell Company, Virgin Entertainment, Beringer Wine Estates, Inc., Denbury Resources, Inc., Ducati Motor Holdings, S.p.A., Washington Mutual, Inc., Ryanair, Ltd., and Credicom Asia, N.V. Mr. Bonderman also serves in general partner advisory board roles for Acadia Partners, L.P., Newbridge Investment Partners, L.P., Newbridge Latin America, L.P. and Aqua International, L.P.

JAMES G. COULTER
DIRECTOR--J. CREW GROUP, INC.
     Mr. Coulter became a director of Holdings upon consummation of the Recapitalization. Mr. Coulter is also currently serving as a director of Operating Corp. Mr. Coulter is a principal and founding partner of TPG. Prior to forming TPG, Mr. Coulter was a Vice President of Keystone from 1986 to 1992. Mr. Coulter serves on the Boards of Directors of America West Airlines, Inc., Virgin Entertainment, Beringer Wine Estates, Inc. and Paradyne Partners, L.P. and was formerly on the Board of Directors of Allied Waste Industries Inc. and Continental Airlines, Inc.

RICHARD W. BOYCE
DIRECTOR--J. CREW GROUP, INC.
     Mr. Boyce became a director of Holdings upon consummation of the Recapitalization. Mr. Boyce is also currently serving as a director of Operating Corp, C&W Outlet, Inc., Clifford & Wills, Inc., J. Crew Retail, J. Crew Factory Outlet, J. Crew, Inc., J. Crew International, Inc., J. Crew Services, Inc. and Popular Club Plan, Inc., each of which is a wholly owned subsidiary of Operating Corp. Mr. Boyce is the President of CAF, Inc., a management consulting firm which advises various companies controlled by TPG. Prior to founding CAF, Inc. in 1997, Mr. Boyce served as Senior Vice President of Operations for Pepsi-Cola North America ("PCNA") from 1996 to 1997, and Chief Financial Officer of PCNA from 1994 to 1996. From 1992 to 1994, Mr. Boyce served as Senior Vice President-Strategic Planning for PepsiCo. Prior to joining PepsiCo., Mr. Boyce was a Director at the management consulting firm of Bain & Company where he was employed from 1980 to 1992.

MATTHEW E. RUBEL
PRESIDENT--POPULAR CLUB PLAN, INC.
     Mr. Rubel joined the Company in September 1994 as the President of PCP. Prior to joining the Company, Mr. Rubel served as the President, CEO, and a member of the Board of Directors at Pepe Jeans USA in 1994, and from 1987 to 1993, he was the President of Specialty Division at Revlon, Inc. From 1984 to 1987, Mr. Rubel served as an Executive Vice President of Murjani International and from 1980 to 1984, he was employed by Bonwit Teller.

NICHOLAS LAMBERTI
VICE PRESIDENT - CORPORATE CONTROLLER--J. CREW OPERATING CORP.
     Mr. Lamberti joined the Company in January 1991 as Vice President - Corporate Controller. Prior to joining the Company, Mr. Lamberti was with Deloitte & Touche from 1966 to 1991.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth compensation paid by the Company for fiscal years 1995, 1996 and 1997 to each individual serving as its chief executive officer during fiscal 1997 and to each of the four other most highly compensated executive officers of the Company as of the end of fiscal 1997.

                                                                                       LONG-TERM COMPENSATION
                                                                                   ------------------------------

                                                                                    OTHER ANNUAL       RESTRICTED      ALL OTHER
                                                  FISCAL      SALARY    BONUS           COMP.            STOCK           COMP.
NAME AND PRINCIPAL POSITIONS                       YEAR         ($)      ($)             ($)            AWARD(S)          ($)
------------------------------------------      --------     --------  -------     --------------      ----------      ---------
Arthur Cinader (1)........................         1997      480,668        --                 --             --             --
Chief Executive Officer                            1996      307,692        --                 --             --             --
                                                   1995      700,000   107,800                 --             --             --

Emily Woods (2)...........................         1997      700,000        --                 --             --     10,000,000(3)
Chief Executive Officer                            1996      700,000        --                 --             --             --
                                                   1995      700,000   188,700          1,079,713(4)  $1,139,000             --

David DeMattei(5).........................         1997      521,623   200,000            397,000
President, J. Crew Retail                          1996      475,771   100,000                 --             --             --
                                                   1995      352,661   100,000                 --             --             --

Matthew Rubel.............................         1997      465,787   130,800                 --             --        300,000(3)
President, Popular Club Plan                       1996      422,418   150,000                 --             --             --
                                                   1995      391,346    50,000                 --             --             --

Michael P. McHugh(6)......................         1997      290,587    50,000                 --             --        300,000(3)
VP, Finance                                        1996      252,555   100,000                 --             --             --
                                                   1995      203,846    30,000                 --             --             --

Trudy Sullivan............................         1997      300,000   207,000                 --             --         50,000(3)
President, Clifford & Wills                        1996      300,000    10,000                 --             --             --
                                                   1995       28,846    50,000                 --             --             --

----------------------
(1) Mr. Cinader was replaced as Chief Executive Officer on October 17, 1997.
(2) Ms. Woods became Chief Executive Officer on October 17, 1997.
(3) This amount was paid as a bonus in connection with the consummation of the Recapitalization.
(4) This amount was paid as reimbursement for income taxes incurred as a result of the grant of Common Stock.
(5) Mr. DeMattei resigned from the Company as of April 14, 1998.
(6) Mr. McHugh resigned from the Company as of April 7, 1998.

------------------------------------------------------------------------------------------------------------------------------------

                                               OPTION/SAR GRANTS IN LAST FISCAL YEAR

------------------------------------------------------------------------------------------------------------------------------------

                                                          Individual Grants

------------------------------------------------------------------------------------------------------------------------------------
                                                                      Percent Of Total
                                               Number Of Securities     Options/SARs
                                                   Underlying            Granted To
                Name                               Option/SARs          Employees In     Exercise Of Base      Expiration
                (a)                                Granted (#)           Fiscal Year       Price ($/Sh)           Date
                                                      (b)                    (c)                (d)               (e)
------------------------------------------------------------------------------------------------------------------------------
Arthur Cinader...............................           --                    --                    --                --
                                             ---------------------------------------------------------------------------------
Emily Woods..................................        1,641                  41.7%             1,363.64          10/17/08
                                             ---------------------------------------------------------------------------------
Emily Woods..................................          164                   4.2%             1,704.55          10/17/08
                                             ---------------------------------------------------------------------------------
Emily Woods..................................          164                   4.2%             2,130.69          10/17/08
                                             ---------------------------------------------------------------------------------
Emily Woods..................................          164                   4.2%             2,663.33          10/17/08
                                             ---------------------------------------------------------------------------------
Emily Woods..................................          164                   4.2%             3,329.19          10/17/08
                                             ---------------------------------------------------------------------------------
Emily Woods..................................          164                   4.2%             4,161.56          10/17/08
                                             ---------------------------------------------------------------------------------
David DeMattei...............................          626                  15.9%             1,363.64           1/31/09
                                             ---------------------------------------------------------------------------------
Matthew Rubel................................          188                   4.8%             1,363.64           1/31/09
                                             ---------------------------------------------------------------------------------
Michael P. McHugh............................           --                    --                    --                --
                                             ---------------------------------------------------------------------------------
Trudy Sullivan...............................           63                   1.6%             1,363.64           1/31/09
------------------------------------------------------------------------------------------------------------------------------

                                                Potential Realizable Value At Assumed
                                                        Annual Rates Of Stock
                                                 Price Appreciation For Option Term
                                             -------------------------------------------
                Name                                5% ($)              10% ($)
                (a)                                  (f)                  (g)
----------------------------------------------------------------------------------------
Arthur Cinader...............................           --                   --
                                             -------------------------------------------
Emily Woods..................................       857.59             2,173.29
                                             -------------------------------------------
Emily Woods..................................       516.68             1,832.38
                                             -------------------------------------------
Emily Woods..................................        90.54             1,406.24
                                             -------------------------------------------
Emily Woods..................................            0               873.60
                                             -------------------------------------------
Emily Woods..................................            0               207.74
                                             -------------------------------------------
Emily Woods..................................            0                    0
                                             -------------------------------------------
David DeMattei...............................       190.33             1,110.79
                                             -------------------------------------------
Matthew Rubel................................       190.33             1,110.79
                                             -------------------------------------------
Michael P. McHugh............................           --                   --
                                             -------------------------------------------
Trudy Sullivan...............................       190.33             1,110.79
----------------------------------------------------------------------------------------


    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES


                                                       Number of Securities
                                                      Underlying Unexercised
                                                   Options At Fiscal Year End(1)
                                                                (#)
Name                                                 Exercisable/Unexercisable
----                                                 -------------------------

Arthur Cinader                                                        --
Emily Woods..............................................        0/2,461
David DeMattei...........................................     62.6/563.4
Matthew Rubel............................................     18.8/169.2
Michael McHugh...........................................             --
Trudy Sullivan...........................................       6.3/56.7

(1) Represents options granted pursuant to the J. Crew Group, Inc. Stock Option Plan with respect to shares of Common Stock. Although there is no established public market for shares of the Common Stock, the Company's management believes that all options granted under such plan were out-of-money as of the end of fiscal year 1997.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS


     On October 17, 1997, Holdings and Operating Corp (the "Employers") and Ms. Woods entered into an employment agreement, which provides that, for a period of five years commencing on the closing of the Recapitalization, she will serve as Chairman of the Board of Directors of Holdings. The employment agreement provides for an annual base salary of $1.0 million, and provides an annual target bonus of up to $1.0 million based on achievement of earnings objectives to be determined each year. The employment agreement also provided for the grant of 3,308 shares of Common Stock (the "Woods Restricted Shares"), of which 393 vested immediately upon the grant thereof, which occurred as of April 1, 1998. Of the remaining Woods Restricted Shares, 972 shares will vest on each of the third and fourth anniversaries of the Recapitalization and 971 shares will vest on the fifth anniversary of the Recapitalization. In connection with the grant of the Woods Restricted Shares, the Employers agreed to pay Ms. Woods an amount equal to the federal, state and local income and payroll taxes incurred by Ms. Woods in 1998 as a result of the grant of the Woods Restricted Shares and any federal, state and local income and payroll taxes incurred as a result of such payment. Ms. Woods is also entitled to various executive benefits and perquisites under the employment agreement.

     In connection with the Recapitalization, Ms. Woods retained shares of Common Stock representing approximately 14.8% of the total outstanding shares of Common Stock determined immediately after the closing of the Recapitalization, such retention effected using an implied purchase price for the retained shares equal to the price that TPG paid for shares of Common Stock in connection with the Recapitalization (the "TPG Price"). Ms. Woods also purchased approximately $3.0 million of Preferred Stock issued in connection with the Recapitalization.

     Under the J. Crew Group Inc. Stock Option Plan (the "Option Plan"), Holdings has granted Ms. Woods an option to purchase 1,641 shares of Common Stock at an exercise price equal to the TPG Price, 20% of which shall become exercisable following the end of each of fiscal years 1998 through 2002, provided that the Company attains certain earnings targets; however, all unvested options shall become exercisable (i) if Ms. Woods' employment is terminated by Holdings without cause, by Ms. Woods for good reason or by reason of death or disability, (ii) in the event of a change in control of Holdings, or
(iii) if Ms. Woods is still employed by Holdings, on the seventh anniversary of the closing of the Recapitalization.

     Also under the Option Plan, Holdings has granted Ms. Woods the option to purchase 820 shares of Common Stock. Under this option, Ms. Woods has the right to exercise 20% of the option after each of the first through the fifth anniversaries of the grant date at an exercise price equal to 125%, 156.25%, 195.31%, 244.14% and 305.18% of the TPG Price, respectively. The exercise of this option may require Ms. Woods to purchase a proportional amount of Preferred Stock issued in connection with the Recapitalization. In addition, all options shall become exercisable (i) if Ms. Woods' employment is terminated by Holdings without cause, by Ms. Woods for good reason or by reason of her death or disability or (ii) in the event of a change in control of Holdings.

     All options granted to Ms. Woods are generally governed by and subject to the Option Plan described below.

     The shares of Common Stock acquired by Ms. Woods pursuant to the foregoing are subject to a shareholders' agreement providing for certain transfer restrictions, registration rights and customary tag-along and drag-along rights.

     On February 24, 1998, the Employers and Mr. Socol entered into an employment agreement (the "Socol Employment Agreement"), which provides that, for a period of four years commencing on February 24, 1998, he will serve as Chief Executive Officer of Holdings and as Chief Executive Officer of Operating Corp. The Employers also agreed to cause Mr. Socol to be elected as a member of the Board of Directors of Holdings. The employment agreement provides for an annual base salary of $1.0 million (subject to an increase to $1.2 million in any fiscal year following a fiscal year in which the Company's EBITDA (as defined) equals or exceeds $75 million), and provides an annual target bonus of up to 100 percent of his annual base salary based on achievement of earnings objectives to be determined each year provided that, with respect to fiscal year 1998, the bonus will be at least $500,000 regardless of whether the bonus objectives are achieved. The employment agreement also provided for the payment of a signing bonus of $1.5 million and the grant of 2,437 shares of Common Stock (the "Socol Restricted Shares"). The Socol Restricted Shares were issued to Mr. Socol as of March 20, 1998 and twenty-five percent of such Socol Restricted Shares will vest on each of the first through fourth anniversaries of the execution of the Socol Employment Agreement. In connection with the grant of the Socol Restricted Shares, if Mr. Socol makes an election to include in gross income on the date of the grant the value of the Socol Restricted Shares on such date pursuant to Section 83(b) of the Internal Revenue Code of 1986, as amended, the Employers will pay Mr. Socol an amount equal to the federal, state and local income and payroll taxes incurred by Mr. Socol as a result of the grant of the Socol Restricted Shares and any federal, state and local income and payroll taxes incurred as a result of such payment. Mr. Socol is also entitled to various executive benefits and perquisites under the employment agreement.

     Operating Corp has entered into an employment agreement with Mr. Rubel, dated January 27, 1998. The employment agreement provides that Mr. Rubel will be employed as president of PCP with an annual salary of $475,000. The agreement also provides that Mr. Rubel is eligible for performance-based annual bonus if certain performance objectives are satisfied. The agreement provides Mr. Rubel with various executive benefits and perquisites. In the event of a sale of the common stock or assets of PCP while Mr. Rubel is employed, the agreement provides Mr. Rubel with the opportunity to earn an additional bonus based on the "gain" on the sale (as defined in the agreement). Finally, the agreement provides for continuation of salary and medical benefits for a period of one year if Mr. Rubel's employment is terminated without cause (as defined in the agreement) and otherwise will provide that Mr. Rubel's relationship with the Operating Corp and Holdings is one of employment at will. Mr. Rubel has also received an option to purchase 188 shares of Common Stock granted pursuant to the Option Plan.

1997 STOCK OPTION PLAN

     Holdings has adopted the Option Plan in order to promote the interests of the Company and its shareholders by providing the Company's key employees and consultants with an appropriate incentive to encourage them to continue in the employ of the Company and to improve the growth and profitability of the Company. Under the Option Plan, the Board of Directors of Holdings has the authority to administer the Option Plan and to grant options to purchase shares of Common Stock to certain key employees and consultants of the Company. The shareholders of Holdings have authorized up to an aggregate of 7,388 shares of Common Stock for issuance of options under the Option Plan, of which the Board of Directors of Holdings has reserved 4,744 shares for issuance under the Option Plan. As of April 15, 1998, the Board of Directors of Holdings has granted options which are outstanding under the Option Plan to purchase an aggregate of 3,308 shares of Common Stock (including the 2,461 shares underlying the options granted to Ms. Woods and the 188 shares underlying the option granted to Mr. Rubel as described above). The options granted under the Option Plan may be subject to various vesting conditions, including, under some circumstances, the achievement of certain performance objectives. All shares of Common Stock acquired by key employees or consultants pursuant to the foregoing shall be subject to a shareholders' agreement providing for certain transfer restrictions, registration rights and customary tag-along and drag-along rights.

Director Compensation

     Holdings does not currently have any arrangement pursuant to which its directors are compensated for services provided as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the information regarding the beneficial ownership of the Common Stock as of April 15, 1998 for each person that is known to Holdings to be the beneficial owner of 5% or more of the Common Stock. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.



     (a)                    (b)                             (c)                   (d)
                      Name and Address             Amount and Nature of       Percent of
Title of Class      of Beneficial Owner          Beneficial Ownership (1)        Class
-----------------------------------------------------------------------------------------
Common Stock       TPG Partners II, L.P.           37,003.717 shares (2)          66.8%
                   201 Main Street, Suite 2420
                   Fort Worth, TX  76102

Common Stock       Emily Woods                      8,410.883 shares (3)          15.2%
                   J. Crew Group, Inc.
                   770 Broadway
                   New York, NY  10003


(1) As of April 15, 1998, there were 55,393 shares of Common Stock outstanding (excluding 5,352 shares of Common Stock which have not vested and are held in custody by the Company until the vesting thereof) and there were options to purchase 84.7 shares of Common Stock which were exercisable within 60 days.
(2) These shares of Common Stock are held by TPG Partners and the following affiliates of TPG Partners (collectively, "TPG"): TPG Parallel II L.P. and TPG Investors II, L.P.
(3) Excludes 2,915 shares of Common Stock which have not vested and are held in custody by the Company until the vesting thereof.

     The following table sets forth the information regarding the beneficial ownership of each class of equity securities of Holdings as of April 15, 1998 for (i) each director, (ii) each of the executive officers of Holdings identified in the table set forth under Item 11. "Executive Compensation" and
(iii) all directors and all such executive officers of Holdings as a group. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.

(a)                                           (b)                                      (c)                  (d)
Title of Class                      Name of Beneficial Owner                   Amount and Nature of     Percent of
                                                                             Beneficial Ownership (1)      Class
-----------------------------------------------------------------------------------------------------------------------
Common Stock                         David Bonderman                          37,003.717 shares (2)           66.8%

Common Stock                         Richard W. Boyce                                      --                   --

Common Stock                         James G. Coulter                         37,003.717 shares (2)           66.8%

Common Stock                         Emily Woods                                8,410.883 shares              15.2%

Common Stock                         Matthew Rubel                              18.800 shares (3)              0.0%

Common Stock                         Trudy Sullivan                             6.300 shares (4)               0.0%

Common Stock                         All Directors and specified            45,438.700 shares (2) (5)         82.0%
                                     Officers as a Group

Series A Preferred Stock             Emily Woods                                2,978.505 shares              3.22%

Series A Preferred Stock             All Directors and Officers as a            2,978.505 shares              3.22%
                                     Group


(1) As of April 15, 1998, there were 55,393 shares of Common Stock outstanding (excluding 5,352 shares of Common Stock which have not vested and are held in custody by the Company until the vesting thereof) and there were options to purchase 84.7 shares of Common Stock which were exercisable within 60 days. As of April 15, 1998, there were outstanding 92,500 shares of Series A Preferred Stock of Holdings and 32,500 shares of Series B Preferred Stock of Holdings.
(2) Attributes ownership of the shares owned by TPG to Messrs. Bonderman and Coulter, who are partners of TPG. Each of Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares owned by TPG.
(3) Includes 18.8 shares of Common Stock issuable upon exercise of options which were exercisable within 60 days.
(4) Includes 6.3 shares of Common Stock issuable upon exercise of options which were exercisable within 60 days.
(5) Includes an aggregate of 25.1 shares of Common Stock issuable upon exercise of options which were exercisable within 60 days.

     Operating Corp is a wholly owned subsidiary of Holdings. Holdings does not have any material assets other than the stock of Operating Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As part of arrangements made prior to the negotiation and execution of the Recapitalization Agreement, Holdings agreed to make bonus payments to certain of its executive officers upon consummation of any merger, acquisition, recapitalization or other transaction resulting in a change of control of Holdings. Thus, Holdings made bonus payments in the amount of (i) $10.0 million to Emily Woods, (ii) $0.3 million to Matthew Rubel, (iii) $0.3 million to Michael McHugh and (iv) $1.2 million to other employees.

     In addition, effective on the closing of the Recapitalization, the Company and Arthur Cinader entered into an Employment/Consulting and Non-Compete Agreement, under which Mr. Cinader agreed to serve as an employee and/or consultant for twelve months following the closing of the Recapitalization. Under the agreement, Mr. Cinader agreed, for a period of five years from the closing of the Recapitalization, not to compete, directly or indirectly, in association with or as a stockholder, director, officer, consultant, employee, partner, joint venturer, member or otherwise through any person or entity work for, act as a consultant to, or own any interest in, any competitor of the Company or its affiliates. In consideration of Mr. Cinader's non-compete, employment and consulting undertakings, the Company paid Mr. Cinader a total of $4.2 million. In addition, during this five-year period, Mr. Cinader is entitled to coverage under the Company's health and welfare plans.

     In connection with the Recapitalization, the Company paid TPG a financial advisory fee in the amount of $5.6 million.

     Holdings and its subsidiaries also entered into a tax sharing agreement providing (among other things) that each of the subsidiaries will reimburse Holdings for its share of income taxes determined as if such subsidiary had filed its tax returns separately from Holdings.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements

          The following financial statements of J. Crew Group, Inc. and subsidiaries are included in Item 8:

          (i)    Report of KPMG Peat Marwick LLP, Independent Auditors
          (ii)   Report of Deloitte & Touche LLP, Independent Auditors
          (iii)  Consolidated Balance Sheets - January 31, 1998 and 1997
          (iv) Consolidated Statements of Operations - Years ended January 31, 1998 and 1997 and February 2, 1996
          (v) Consolidated Statements of Changes in Stockholders' Equity (Deficit) -Years ended January 31, 1998 and 1997 and February 2, 1996
          (vi) Consolidated Statements of Cash Flows - Years ended January 31, 1998 and 1997 and February 2, 1996
          (vii)  Notes to consolidated financial statements

     2.   Financial Statements Schedules

          Schedule II Valuation and Qualifying Accounts is set forth herein commencing on page F-[25] of this Report.

     3.   Exhibits

          The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed by registrant during the last quarter of the period covered by this report.

(c)  Exhibits

     See Item 14(a)3 above.

(d)  Financial Statement Schedules

     See Item 14(a)1 and 14(a)2 above.

                          J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                       Consolidated Financial Statements

                           January 31, 1998 and 1997


                  (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
J. Crew Group, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of J. Crew Group, Inc. and subsidiaries (the "Company") as of January 31, 1998 and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the fiscal year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the fiscal year ended January 31, 1998 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1998 and the results of its operations and cash flows for the fiscal year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the fiscal year ended January 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP

April 13, 1998

New York, New York

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
J. Crew Group, Inc.

        We have audited the accompanying consolidated balance sheet of J. Crew Group, Inc. and subsidiaries as of January 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years in the period ended January 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of J. Crew Group, Inc. and subsidiaries as of January 31, 1997, and the results of their operations and their cash flows for each of the two fiscal years in the period ended January 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 16 to the consolidated financial statements, in 1995, the Company changed its method of accounting for catalog costs to conform with the provisions of Statement of Position 93-7, "Reporting on Advertising Costs," and changed its method of accounting for merchandise inventories.



Deloitte & Touche LLP

New York, New York
March 31, 1997

                          J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                          Consolidated Balance Sheets


                                                                January 31
                                                           --------------------
ASSETS                                                          1998      1997
                                                           ----------  --------
                                                               (in thousands)
Current assets:
 Cash and cash equivalents                                 $  12,166     7,132
 Accounts receivable (net of allowance for doubtful
  accounts of $5,438 and $4,357)                              16,834    58,079
 Merchandise inventories                                     202,763   197,657
 Prepaid expenses and other current assets                    62,399    58,318
                                                           ---------   -------

   Total current assets                                      294,162   321,186
                                                           ---------   -------

Property and equipment - at cost:
 Land                                                          1,460     1,405
 Buildings and improvements                                   11,167    11,167
 Furniture, fixtures and equipment                            47,673    43,537
 Leasehold improvements                                      101,407    75,378
 Construction in progress                                      4,569     4,063
                                                           ---------   -------
                                                             166,276   135,550
 Less accumulated depreciation and amortization               55,613    49,121
                                                           ---------   -------
                                                             110,663    86,429
                                                           ---------   -------

Other assets                                                  17,053     3,206
                                                           ---------   -------

   Total assets                                            $ 421,878   410,821
                                                           =========   =======

    LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
 Accounts payable                                             65,553   103,279
 Other current liabilities                                    77,700    62,938
 Deferred income taxes                                         7,981    12,555
 Federal and state income taxes payable                          251     9,955
 Current portion of long-term debt                                --       237
                                                           ---------   -------
   Total current liabilities                                 151,485   188,964
                                                           ---------   -------
Long-term debt                                               298,161    86,855
                                                           ---------   -------
Deferred credits and other long-term liabilities              43,578    32,996
                                                           ---------   -------
Redeemable preferred stock                                   130,296       --

Stockholders' (deficit) equity                              (201,642)  102,006
                                                           ---------   -------
   Total liabilities and stockholders' (deficit) equity    $ 421,878   410,821
                                                           =========   =======


See accompanying notes to consolidated financial statements.

                          J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                     Consolidated Statements of Operations




                                                                       Years ended
                                                                  -------------------------------
                                                                      January 31      February 2
                                                                  ------------------  -----------
                                                                    1998      1997       1996
                                                                  --------  --------  -----------
                                                                      (in thousands)

Net sales                                                    $    822,840   795,931      732,580
Other revenues                                                     11,191    12,912       13,329
                                                                  -------   -------      -------
          Revenues                                                834,031   808,843      745,909

Cost of goods sold, including buying and occupancy
 costs                                                            465,168   428,719      399,668
                                                                  -------   -------      -------
          Gross profit                                            368,863   380,124      346,241

Selling, general and administrative expenses                      359,811   348,305      327,672
                                                                  -------   -------      -------
          Income from operations                                    9,052    31,819       18,569

Interest expense - net                                             20,494    10,470        9,350
Expenses incurred in connection with the recapitalization          20,707        --           --
                                                                  -------   -------      -------

          (Loss) income before income taxes,
            extraordinary item and cumulative effect
            of accounting changes                                 (32,149)   21,349        9,219

(Benefit) provision for income taxes                               (5,262)    8,800        3,700
                                                                  -------   -------   ----------
          (Loss) income before extraordinary
            item and cumulative effect
            of accounting changes                                 (26,887)   12,549        5,519

Extraordinary item - loss on early retirement of debt
 (net of income tax benefit of $3,127 and $1,200)                  (4,500)      --        (1,679)

Cumulative effect of accounting changes (net of
 income taxes of $1,800)                                               --       --         2,610
                                                                  -------   -------      -------
          Net (loss) income                                  $    (31,387)   12,549        6,450
                                                                  =======   =======      =======

See accompanying notes to consolidated financial statements.

                          J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                           Years ended
                                                                ---------------------------------
                                                                         January 31   February 2
                                                                --------------------  -----------
                                                                 1998          1997         1996
                                                                -----         -----        -----
                                                                            (in thousands)
Cash flows from operating activities:
 Net (loss)/income                                           $ (31,387)      12,549        6,450
 Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
     Loss on early retirement of debt                            7,627           --           --
     Depreciation and amortization                              15,255       10,541       10,272
     Amortization of deferred financing costs                      958          401        1,186
     Noncash interest expense                                    2,904           --           --
     Deferred income taxes                                      (5,010)      (1,184)      10,131
     Provision for losses on accounts receivable                 7,343        6,945        7,277
     Noncash compensation expense                                  150           --        1,142
 Changes in operating assets and liabilities:
   Accounts receivable                                         (12,098)      (6,744)      (7,708)
   Sale of accounts receivable                                  46,000           --           --
   Merchandise inventories                                      (5,106)     (49,602)     (10,417)
   Prepaid expenses and other current assets                    (4,081)      (4,007)     (12,444)
   Other assets                                                   (587)        (375)      (2,031)
   Accounts payable                                            (37,726)      31,864        6,318
   Other liabilities                                            17,577        3,439       (5,351)
   Federal and state income taxes payable                       (9,268)      12,670      (12,674)
                                                             ---------      -------      -------
          Net cash (used in) provided by operating activities   (7,449)      16,497       (7,849)
                                                             ---------      -------      -------

Cash flows from investing activities:
 Capital expenditures                                          (43,134)     (27,462)     (18,466)
 Proceeds from construction allowances                          11,767        4,981        3,826
                                                             ---------      -------      -------

          Net cash used in investing activities                (31,367)     (22,481)     (14,640)
                                                             ---------      -------      -------

Cash flows from financing activities:
 Issuance of long-term debt                                    295,257           --       85,000
 Repayment of long-term debt                                   (92,863)        (237)     (67,237)
 Costs incurred in connection with the issuance of debt        (16,429)          --         --
 Proceeds from the issuance of common stock                     63,891           --         --
 Proceeds from the issuance of redeemable preferred stock      125,000           --         --
 Repurchase and retirement of capital stock                   (316,688)          --         --
 Costs incurred in connection with the repurchase of
  capital stock                                                (14,318)          --         --
 Dividends paid                                                     --         (176)        --
                                                             ---------      -------      -------
          Net cash provided by (used in) financing activities   43,850         (413)      17,763
                                                             ---------      -------      -------

Increase (decrease) in cash and cash equivalents                 5,034       (6,397)      (4,726)

Cash and cash equivalents at beginning of year                   7,132       13,529       18,255
                                                             ---------      -------      -------

Cash and cash equivalents at end of year                     $  12,166        7,132       13,529
                                                               =======      =======       ======

Supplementary cash flow information:
 Income taxes paid (refunded)                                $   5,180       (3,600)       7,000
                                                               =======      =======       ======

 Interest paid                                               $  12,655        9,880        9,601
                                                               =======      =======       ======

 Noncash financing activities:
  Dividends on redeemable preferred stock                    $   5,296           --           --
                                                               =======      =======       ======

See accompanying notes to consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                   Years ended January 31, 1998 and 1997 and
                               February 2, 1996
                         (in thousands, except shares)

                                          6% noncumulative           8% cumulative
                                           preferred stock          preferred stock          Common stock
                                         --------------------    -------------------     --------------------
                                         Shares        Amount    Shares       Amount     Shares        Amount
                                         ------        ------    ------       ------     ------        ------

Balance at February 3, 1995               15,794   $    1,579      5,000   $     500     262,912   $     263

Net income                                    --           --         --          --          --          --

Issuance of 2,898 shares of common
    stock from treasury under stock
    bonus agreement                           --           --         --          --          --          --
                                          ------       ------     ------      ------      ------      ------
Balance at February 2, 1996               15,794        1,579      5,000         500     262,912         263

Net income                                    --           --         --          --          --          --

Dividends                                     --           --         --          --          --          --
                                          ------       ------     ------      ------      ------      ------
Balance at January 31, 1997               15,794        1,579      5,000         500     262,912         263

Net loss                                      --           --         --          --          --          --

Repurchase and retirement of
 capital stock                           (15,794)      (1,579)    (5,000)       (500)   (262,912)       (263)

Costs incurred in connection with the
    repurchase of capital stock               --           --         --          --          --          --

Issuance of 55,000 shares of
    common stock                              --           --         --          --      55,000           1

Preferred stock dividends                     --           --         --          --          --          --


Issuance of common stock pursuant
    to grant of restricted stock              --           --         --          --       3,308          --

Amortization of restricted stock              --           --         --          --          --          --
                                          ------       ------     ------      ------      ------      ------
Balance at January 31, 1998                   --   $       --         --   $      --      58,308   $       1
                                          ======       ======     ======      ======      ======      ======


                                                                                           Deferred           Total
                                              Additional                                   compen-     stockholders'
                                                 paid-in      Retained       Treasury       sation         (deficit)
                                                capital      earnings         stock        expense          equity
                                                -------      ---------      --------      --------         --------
Balance at February 3, 1995                       2,993         83,027      (6,321)            --            82,041

Net income                                           --          6,450          --             --             6,450

Issuance of 2,898 shares of common
    stock from treasury under stock
    bonus agreement                                 717             --         425             --             1,142
                                                -------      ---------      --------      --------         --------
Balance at February 2, 1996                       3,710         89,477      (5,896)            --            89,633

Net income                                           --         12,549          --             --            12,549

Dividends                                            --           (176)         --             --              (176)
                                                -------      ---------      --------      --------         --------
Balance at January 31, 1997                       3,710        101,850      (5,896)            --           102,006

Net loss                                             --        (31,387)         --             --           (31,387)

Repurchase and retirement of capital stock       (3,161)      (317,081)      5,896             --          (316,688)

Costs incurred in connection with the
    repurchase of capital stock                      --        (14,318)         --             --           (14,318)

Issuance of 55,000 shares of
    common stock                                63,890            --            --             --            63,891

Preferred stock dividends                            --         (5,296)         --             --            (5,296)

Issuance of common stock pursuant
    to grant of restricted stock                  4,500             --          --         (4,500)               --

Amortization of restricted stock                     --             --          --            150               150
                                                -------      ---------      --------      --------         --------
Balance at January 31, 1998                      68,939       (266,232)         --         (4,350)         (201,642)
                                                =======      =========      ========      ========         ========


See accompanying notes to consolidated financial statements.

                          J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   Years ended January 31, 1998 and 1997 and
                                February 2, 1996



(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (A)  PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of J. Crew Group, Inc. ("Holdings") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

   (B)  BUSINESS

       The Company, which operates in one business segment, designs, contracts for the manufacture of, markets and distributes men's, women's and children's apparel, accessories and home furnishings. The Company's products are marketed through catalogs and retail stores primarily in the United States. The Company is also party to a licensing agreement which grants the licensee exclusive rights to use the Company's trademarks in connection with the manufacture and sale of products in Japan. The license agreement provides for payments based on a specified percentage of net sales.

       The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its sales and operating results generally to be lower in the first and second quarters than in the third and fourth quarters (which include the back-to-school and holiday seasons) of each fiscal year.

       A significant amount of the Company's products are produced in the Far East through arrangements with independent contractors. As a result, the Company's operations could be adversely affected by political instability resulting in the disruption of trade from the countries in which these contractors are located or by the imposition of additional duties or regulations relating to imports or by the contractor's inability to meet the Company's production requirements.

   (C)  FISCAL YEAR

       The Company's fiscal year ends on the Saturday closest to January 31. The fiscal years 1997, 1996 and 1995 ended on January 31, 1998 (52 weeks), January 31, 1997 (52 weeks) and February 2, 1996 (52 weeks). Effective January 31, 1998 the Company changed its fiscal year-end from the Friday closest to January 31, to the Saturday closest to January 31. The effect of this change on the results of operations was not material.

   (D)  CASH EQUIVALENTS

       For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $1,902,000 and $1,968,000 at January 31, 1998 and 1997, are stated
       at cost, which approximates market value.

                          J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(1), CONTINUED

   (E)  ACCOUNTS RECEIVABLE

       Accounts receivable consists of installment receivables resulting from the sale of merchandise of Popular Club Plan, Inc., a subsidiary of the Company. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the accounts receivable base. Finance charge income (including the gain on sale of receivables (see Note 4)), which is included in other revenues, for the fiscal years 1997, 1996 and 1995 was $8,294,000, $9,095,000 and $9,354,000.

   (F)  MERCHANDISE INVENTORIES

       Merchandise inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company capitalizes certain design, purchasing and warehousing costs into inventory. (See Note 16)

   (G)  CATALOG COSTS

       Catalog costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream, which extends up to five months from the date catalogs are mailed. The Company accounts for catalog costs in accordance with the AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 31, 1998 and 1997 were $39,227,000 and $41,191,000. Catalog costs, which are reflected in selling and administrative expenses, for the fiscal years 1997, 1996 and 1995 were $131,103,000, $135,633,000 and $132,566,000 (See Note 16).

   (H)  PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Buildings and improvements are depreciated by the straight-line method over the estimated useful lives of the respective assets of twenty years. Furniture, fixtures and equipment are depreciated by the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Leasehold improvements are amortized over the shorter of their useful lives or related lease terms.

       The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized over the term of the related lease.

                          J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(1), CONTINUED

    (I)  OTHER ASSETS

       Other assets consist primarily of debt issuance costs of $14,865,000 and $1,250,000 at January 31, 1998 and 1997, which are amortized over the term of the related debt agreements.

   (J)  INCOME TAXES

       The provision for income taxes includes taxes currently payable and deferred taxes resulting from the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

   (K)  REVENUE RECOGNITION

       Revenue is recognized when merchandise is shipped to customers. The Company accrues a sales return allowance in accordance with its return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date.

   (L)  STORE PREOPENING COST

       Costs associated with the opening of new retail and outlet stores are expensed as incurred.

   (M) DERIVATIVE FINANCIAL INSTRUMENTS

       Derivative financial instruments are used by the Company to manage its interest rate and foreign currency exposures. The Company does not hold derivative financial instruments for trading or speculative purposes. For interest rate swap agreements, the net interest paid is recorded as interest expense on a current basis. Gains or losses resulting from market fluctuations are not recognized. The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations. Gains and losses on these contracts are deferred and recognized as adjustments to the bases of those assets. Such gains and losses were not material for the fiscal years ended January 31, 1998 and 1997.

                          J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(1), CONTINUED


   (N) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (O) IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED
       OF

       In March 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an assets may not be recoverable, and is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS No. 121 did not have an effect on the Company's financial position or results of operations.

   (P) STOCK BASED COMPENSATION

       SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In accordance with APB No. 25, compensation expense is not recorded for options granted if the option price is equal to the fair market price at the date of grant. The adoption of SFAS No. 123 during 1997, for disclosure purposes, was immaterial to the financial statements.

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(2)  RECAPITALIZATION TRANSACTION

   During 1997 the Company entered into a recapitalization transaction (the "Recapitalization"). In October 1997, Holdings purchased from the existing shareholders for an aggregate purchase price of approximately $316,688,000 all of the outstanding shares of Holdings' capital stock, other than a certain number of shares of Holdings' common stock held by existing shareholders which represented 14.8% of the outstanding shares of Holdings' common stock immediately following consummation of the Recapitalization. The purchase of such outstanding shares of capital stock was financed in part by
   (a) issuing to TPG Partners II, L.P. ("TPG"), its affiliates and other investors shares of common stock of Holdings for approximately $63,891,000 and shares of preferred stock of Holdings for $125,000,000 and (b) consummating the debt and securitization transactions described in Notes 4, 5 and 6. In connection with the Recapitalization, the Company repaid substantially all of its preexisting debt obligations immediately before the consummation of the Recapitalization.

   Expenses incurred in connection with the recapitalization consisted of:

               Management bonuses            $  12,163,000
               TPG financial advisory fee        5,550,000
               Legal and accounting fees         1,454,000
               Consulting fee                    1,000,000
               Other                               540,000
                                                ----------

                    Total                    $  20,707,000
                                                ==========


(3)  OTHER CURRENT LIABILITIES

   Other current liabilities consist of:


                                                  January 31,
                                         -------------------------
                                               1998        1997
                                            ----------  ----------


Customer liabilities                   $    18,572,000  22,968,000
Accrued catalog and marketing costs         12,504,000  10,734,000
Taxes, other than income taxes               9,067,000   9,093,000
Accrued interest                             4,998,000     889,000
Reserve for sales returns                    3,529,000   2,406,000
Other                                       29,030,000  16,848,000
                                           -----------  ----------

                                       $    77,700,000  62,938,000
                                           ===========  ==========

                          J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(4)  SALE OF ACCOUNTS RECEIVABLE

   In October 1997, the Company entered into an agreement to securitize certain customer installment receivables of Popular Club Plan, Inc. on a revolving basis. This securitization involves the transfer of receivables through a special purpose, bankruptcy remote subsidiary to a trust in exchange for cash and subordinated certificates representing undivided interests in the pool of installment accounts receivable and the subsequent sale by the trust of certificates of beneficial interest to third party investors. The Company has no obligation to reimburse the trust or the purchasers of beneficial interests for credit losses. The transactions have been accounted for as a sale in accordance with the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

   At January 31, 1998, $46,000,000 of accounts receivable had been sold. The sale of receivables resulted in a gain on sale of $1,472,000 during the year ended January 31, 1998, which is included in other revenues.

   Included in the gain on sale is the discount on sale of accounts receivable which is comprised of the interest, discount and administrative and other fees paid or accrued to the purchasers of the accounts receivables sold. The discount approximates the prevailing short-term London Inter Bank Offered Rate (LIBOR) plus a credit spread and administrative fees. The interest rate (including administrative fees) applicable to receivables sold as of January 31, 1998 was 7.125%.

   Under SFAS No. 125, no servicing asset or liability is recorded as fees charged are expected to cover related expenses.

(5) LONG-TERM DEBT

                                                             January 31,
                                                       -----------------------
                                                              1998        1997
                                                       -----------  ----------

         Senior notes due December 15, 2004 (Note 2)  $       --    85,000,000
         Industrial Development Revenue Bond,
           bearing interest at 73.33% of prime
           rate (8.25% at January 31, 1997) (Note 2)          --     2,092,000
         Term loan (a)                                  70,000,000        --
         10-3/8% senior subordinated notes (b)         150,000,000
         13-1/8% senior discount debentures (c)         78,161,000        --
                                                       -----------  ----------
                                                       298,161,000  87,092,000
         Less payments due within one year                  __        (237,000)
                                                       -----------  ----------
                 Total                                $298,161,000  86,855,000
                                                       ===========  ==========


   (a) The $70.0 million term loan is subject to the same interest rates and security terms as the Revolving Credit Agreement (see Note 6). The term loan is repayable in quarterly installments of $4.0 million from February 2001 through November 2001 and $6.75 million from February 2002 through November 2003.

                          J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(5), CONTINUED

   (b) The senior subordinated notes are unsecured general obligations of J. Crew Operating Corp., a subsidiary of Holdings, and are subordinated in right of payment to all senior debt. Interest on the notes accrues at the rate of 10-3/8% per annum and is payable semi-annually in arrears on April 15 and October 15. The notes mature on October 15, 2007 and may be redeemed at the option of the issuer subsequent to October 15, 2002 at prices ranging from 105.188% in 2002 to 100% in 2005 and thereafter.

   (c) The senior discount debentures were issued in aggregate principal amount of $142.0 million at maturity and mature on October 15, 2008. These debentures are senior unsecured obligations of Holdings. Cash interest will not accrue prior to October 15, 2002 and the principal amount of the debentures will accrete at a rate of 13-1/8% per annum and will be payable in arrears on April 15, and October 15 of each year. The senior discount debentures may be redeemed at the option of Holdings on or after October 15, 2002 at prices ranging from 106.563%, to 100% in 2005 and thereafter.

       The maturities of long-term debt required during the next five years are:

                    Fiscal year             Amount
                    -----------             ------

                       1998              $      --
                       1999                     --
                       2000                     --
                       2001               16,000,000
                       2002               27,000,000


(6)  LINES OF CREDIT

   On October 17, 1997, in connection with the Recapitalization, the Company entered into a syndicated revolving credit agreement of up to $200.0 million (the "Revolving Credit Agreement") with a group of banks, with The Chase Manhattan Bank as administrative and collateral agent (the "Administrative Agent"), and Donaldson, Lufkin & Jenrette Securities Corporation as syndication agent. Borrowings may be utilized to fund the working capital requirements of the Company's subsidiaries, including issuance of stand-by and trade letters of credit and bankers' acceptances.

                          J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(6), CONTINUED

   Borrowings are secured by a perfected first priority security interest in all assets (except for the accounts receivable of Popular Club Plan, Inc.) of the Company's direct and indirect, domestic, and to the extent no adverse tax consequences would result, foreign subsidiaries and bear interest, at the Company's option, at a base rate equal to the Administrative Agent's Eurodollar rate plus an applicable margin or an alternate base rate equal to the highest of the Administrative Agent's prime rate, a certificate of deposit rate plus 1% or the Federal Funds effective rate plus one-half of 1% plus, in each case, an applicable margin. The Revolving Credit Agreement matures on October 17, 2003.

   The Revolving Credit Agreement replaced the Company's previous revolving credit agreement which provided for commitments in an aggregate amount of up to $200.0 million, of which up to $120.0 million was available for direct borrowings.

   During fiscal 1997, 1996 and 1995, maximum borrowings under revolving credit agreements were $104,000,000, $55,000,000 and $49,000,000 and average borrowings were $54,300,000, $31,200,000 and $25,500,000. There were no borrowings outstanding under the Company's revolving credit agreements at January 31, 1998 and 1997.

   Outstanding letters of credit established to facilitate international merchandise purchases at January 31, 1998 and 1997 amounted to $20,143,000 and $37,800,000.

   The provisions of the Revolving Credit Agreement require that the Company maintain certain levels of (i) consolidated net worth, (ii), leverage ratio,
   (iii) interest coverage ratio and (iv) inventory coverage ratio and provide for limitations on capital expenditures, sale and leaseback transactions, liens, investments, sales of assets and indebtedness.

(7) COMMON STOCK

   The restated certificate of incorporation authorizes Holdings to issue up to 100,000,000 shares of common stock; par value $.01 per share. In connection with the Recapitalization, Holdings issued 55,000 shares of common stock, all of which was outstanding at January 31, 1998.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(8)  REDEEMABLE PREFERRED STOCK


   The restated certificate of incorporation authorizes Holdings to issue up to:

   (a) 1,000,000 shares of Series A cumulative preferred stock; par value $.01 per share; and

   (b) 1,000,000 shares of Series B cumulative preferred stock; par value $.01 per share.

   In connection with the Recapitalization, Holdings issued 92,500 shares of Series A Preferred Stock and 32,500 shares of Series B Preferred Stock, all of which was outstanding at January 31, 1998.

   The Preferred Stock accumulates dividends at the rate of 14.5% per annum (payable quarterly) for periods ending on or prior to October 17, 2009. Dividends compound to the extent not paid in cash. On October 17, 2009, Holdings is required to redeem the Series B Preferred Stock and to pay all accumulated but unpaid dividends on the Series A Preferred Stock.
   Thereafter, the Series A Preferred Stock will accumulate dividends at the rate of 16.5% per annum. Subject to restrictions imposed by certain indebtedness of the Company, Holdings may redeem shares of the Preferred Stock at any time at redemption prices ranging from 103% of liquidation value plus accumulated and unpaid dividends at October 17, 1997 to 100% of liquidation value plus accumulated and unpaid dividends at October 17, 2000 and thereafter. In certain circumstances (including a change of control of Holdings), subject to restrictions imposed by certain indebtedness of the Company, Holdings may be required to repurchase shares of the Preferred Stock at liquidation value plus accumulated and unpaid dividends.

   Accumulated but unpaid dividends amounted to $5,296,000 at January 31, 1998 and were recorded as an increase to redeemable preferred stock and a reduction of retained earnings.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(9)  COMMITMENTS AND CONTINGENCIES

   (A)  OPERATING LEASES

       As of January 31, 1998, the Company was obligated under various long-term operating leases for retail and outlet stores, warehouses, office space and equipment requiring minimum annual rentals. These operating leases expire on varying dates to 2012. At January 31, 1998 aggregate minimum rentals in future periods are as follows:



                                Fiscal Year           Amount
                                -----------         -----------

                                1998              $  33,578,000
                                1999                 33,504,000
                                2000                 30,656,000
                                2001                 27,924,000
                                2002                 26,375,000
                                Thereafter          130,935,000


       Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

       Rent expense for fiscal 1997, 1996 and 1995 was $35,753,000, $29,852,000 and $27,366,000, including contingent rent based on store sales of $2,877,000, $2,850,000 and $2,197,000.

    (B)  EMPLOYMENT AGREEMENTS

       The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

    (C)  LITIGATION

       The Company is involved in various legal proceedings, both as plaintiff and as defendant, which are routine litigations incidental to the conduct of its business. The Company believes that the ultimate resolution of these matters will not have a material effect on its financial position.


(10)  EMPLOYEE BENEFIT PLAN

   The Company has a thrift/savings plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company's contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the thrift/savings plan for fiscal 1997, 1996 and 1995 were $1,780,000, $1,680,000 and $1,478,000.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(11)  LICENSE AGREEMENT

   The Company has a licensing agreement through January 2003 with Itochu, a Japanese trading company. The agreement permits Itochu to distribute J. Crew merchandise in Japan. The Company earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 1997, 1996 and 1995 was $2,897,000, $3,817,000 and
   $3,975,000.


(12)    INTEREST EXPENSE - NET


   Interest expense, net consists of the following:

                                                        Fiscal Year
                                           ------------------------------------
                                              1997         1996         1995
                                           -----------  -----------  ----------

       Interest expense                 $  20,636,000   10,613,000   9,548,000
       Interest income                       (142,000)    (143,000)   (198,000)
                                           ----------   ----------   ---------

              Interest expense, net     $  20,494,000   10,470,000   9,350,000
                                           ==========   ==========   =========


(13) FINANCIAL INSTRUMENTS

   The following disclosure about the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The fair value of the Company's long-term debt, including current portion, is estimated to be approximately, $275,290,000 and $89,100,000 at January 31, 1998 and 1997, respectively, and is based on dealer quotes or quoted market prices of the same or similar instruments or management's estimate of the present value of future cash flows discounted at the current market rate for financial instruments with similar characteristics and maturity. The carrying amounts of long-term debt were $298,161,000 and $87,092,000 at January 31, 1998 and 1997. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

   In October 1997 the Company entered into an interest rate swap agreement for $70 million notional amount, which effectively converted the interest rate on its $70 million term loan from a variable rate to a fixed rate of 6.23% through October 2000. If this agreement was settled on January 31, 1998, the Company would be required to pay $935,000.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(13), CONTINUED

   At January 31, 1997, the Company had a forward foreign exchange contract outstanding with J. P. Morgan to deliver 235 million yen on March 31, 1997. This contract was a hedge relating to foreign licensing revenues. The fair value of this contract approximated carrying value due to its short-term maturity. There were no outstanding foreign exchange contracts at January 31, 1998.

   The Company is exposed to credit losses in the event of nonperformance by the counterparties to these contracts, but it does not expect any counterparties to fail to meet their obligation given their high-credit rating.


(14)  INCOME TAXES

   The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This statement requires the use of the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

   The (benefit) provision for income taxes consists of:

                                                                1997        1996        1995
                                                             -----------  ---------  -----------
      Current:
         Foreign                                        $       309,000     400,000       --
         Federal                                               (866,000)  8,984,000  (5,131,000)
         State and local                                        305,000     600,000     500,000
                                                             ----------   ---------  ----------
                                                               (252,000)  9,984,000  (4,631,000)

      Deferred - Federal and state and local                 (5,010,000) (1,184,000)  8,331,000
                                                            -----------  ----------   ---------
      Income taxes before tax effect of
         extraordinary items and cumulative
         effect of accounting changes                        (5,262,000)  8,800,000   3,700,000
      Extraordinary item - current - Federal and
         state and local                                     (3,127,000)     --      (1,200,000)
      Cumulative effect of accounting
         changes - deferred                                        --        --       1,800,000
                                                            -----------  ----------   ---------
             Total (benefit) provision
                for income taxes                        $    (8,389,000)  8,800,000   4,300,000
                                                             ==========   =========  ==========

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(14), CONTINUED

   A reconciliation between the provision for income taxes based on the U.S. Federal statutory rate and the Company's effective rate is as follows:

                                                         1997       1996          1995
                                                       --------  -----------  ------------

         Federal income tax rate                        (35.0)%        35.0%         35.0%
         Foreign                                           0.8          0.9           --
         State and local income taxes, net
          of Federal benefit                              (1.8)         5.3           5.1
         Nondeductible expenses                           14.9          --            --
                                                      --------   ----------   -----------
         Effective tax rate                             (21.1) %       41.2%         40.1%
                                                      ========   ==========   ===========


   The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

                                                                 January 31
                                                               1998          1997
                                                         ----------   -----------

         Deferred tax assets:
          Allowance for doubtful accounts      $          2,118,000     1,769,000
          Net operating loss carryforwards                4,074,000     1,300,000
          Difference in book and tax basis
            for property and equipment                    2,277,000     2,212,000
          Other                                           2,601,000       943,000
                                                         ----------   -----------
                                                         11,070,000     6,224,000

         Deferred tax liabilities:
          Prepaid catalog expenses and other
            prepaid expenses                            (19,051,000)  (18,779,000)
                                                         ----------   -----------

                Net deferred income taxes      $         (7,981,000)  (12,555,000)
                                                         ==========   ===========

   Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. At January 31, 1998, the Company had Federal income tax loss carryforwards of approximately $2,860,000 which expire in 2012. The Company also had state and local income tax loss carryforwards of varying amounts.

                          J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(15)  EXTRAORDINARY ITEMS

   In June 1995, the Company prepaid $58 million principal amount of senior notes and recorded an extraordinary loss of $1,679,000 (net of an income tax benefit of $1,200,000), consisting of the write-off of deferred financing costs and redemption premiums related to the early retirement of debt.

   In October 1997, the Company prepaid $85 million principal amount of senior notes and recorded an extraordinary loss of $4,500,000 (net of an income tax benefit of $3,127,000) consisting of the write-off of deferred financing costs and redemption premiums related to the early retirement of debt.


(16)  ACCOUNTING CHANGES

   Effective February 4, 1995, the Company changed its method of accounting for catalog costs to conform with the provisions of the SOP 93-7. SOP 93-7 requires that the amortization of capitalized advertising costs should be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. Prior to fiscal 1995, such costs were amortized on a straight-line basis over the estimated productive life of the catalog. The cumulative effect of applying this change in accounting on prior periods was a decrease in net income of $1,600,000 (net of an income tax benefit of $ 1,000,000).

   Effective February 4, 1995, the Company modified its inventory accounting practices to include the capitalization of certain design, purchasing and warehousing costs. Prior to this change, these costs were charged to expense in the period incurred rather than in the period in which the inventories were sold. The Company believes this change is preferable because it provides a better matching of revenues and costs and improves the comparability of operating results and financial position with those of other companies. The cumulative effect of applying this change in accounting on prior periods was an increase in net income of $4,210,000 (net of income taxes of $2,800,000).


(17) COMMON STOCK

   The J. Crew Group, Inc. Stock Option Plan (the "Option Plan") was adopted by the Company in 1997. Under the terms of the Option Plan, an aggregate of 7,388 shares are available for grant to certain key employees or consultants. During 1997, 3,934 shares were granted under the Option Plan at an exercise price per share of $1,364 for 3,114 shares, $1,705 for 164 shares, $2,131 for 164 shares, $2,664 for 164 shares, $3,330 for 164 shares and $4,162 for 164 shares.

                          J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(17), CONTINUED

   The options have a term of ten years and become exercisable over a period of five years. At January 31, 1998, 147 shares were exercisable.

   Options granted under the Option Plan are subject to various conditions, including under some circumstances, the achievement of certain performance objectives.


(18)  EMPLOYEE RESTRICTED STOCK

   Under the terms of an employment agreement with a key executive 3,308 shares of restricted stock were awarded on January 1, 1998. These shares will vest from January 1, 1998 through October 17, 2002. Deferred compensation of $4.5 million will be charged to expense over the vesting period.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                ($ IN THOUSANDS)

                                                                             additions

                                                        beginning          charged to cost      charged to other
                                                         balance            and expenses            accounts
                                                      -------------        ---------------      ----------------
Allowance for doubtful accounts
-------------------------------
(deducted from accounts receivable)

fiscal year ended:
       January 31, 1998                                   $4,357                 $7,343                 ___
       January 31, 1997                                    4,824                  6,945                 ___
       February 2, 1996                                    6,518                  7,277                 ___

(a)  accounts deemed to be uncollectible


Inventory impairment reserve
----------------------------
(deducted from inventories)

fiscal year ended:
       January 31, 1998                                   $3,289                 $1,111(b)              ___
       January 31, 1997                                    5,226                (1,937)(b)              ___
       February 2, 1996                                    9,074                (3,848)(b)              ___


Allowance for sales returns
---------------------------
(included in other current liabilities)
---------------------------------------

fiscal year ended:
       January 31, 1998                                   $2,406                 $1,123(b)              ___
       January 31, 1997                                    2,384                     22(b)              ___
       February 2, 1996                                    1,935                    449(b)              ___




                                                         deductions           ending balance
                                                         ----------           --------------
Allowance for doubtful accounts
-------------------------------
(deducted from accounts receivable)

fiscal year ended:
       January 31, 1998                                 $ (6,262)(a)               $5,438
       January 31, 1997                                   (7,412)(a)                4,357
       February 2, 1996                                   (8,971)(a)                4,824

(a)  accounts deemed to be uncollectible


Inventory impairment reserve
----------------------------
(deducted from inventories)

fiscal year ended:
       January 31, 1998                                      ___                   $4,400
       January 31, 1997                                      ___                    3,289
       February 2, 1996                                      ___                    5,226

Allowance for sales returns
---------------------------
(included in other current liabilities)
---------------------------------------

fiscal year ended:
       January 31, 1998                                      ___                   $3,529
       January 31, 1997                                      ___                    2,406
       February 2, 1996                                      ___                    2,384

(b) The inventory impairment reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period inventory write-downs and sales returns are charged to the statement of operations as incurred.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. CREW GROUP, INC.


By: /s/ Emily Woods                            Date:  May 1, 1998
   ----------------------------------------
                Emily Woods
          Chairman of the Board


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     Signature                                       Title                           Date
                     ---------                                       -----                           ----
              /s/ Emily Woods
---------------------------------------------------  Chairman of the Board                    May 1, 1998
                  Emily Woods

             /s/ Nicholas Lamberti
---------------------------------------------------  Vice President -- Corporate Controller   May 1, 1998
                 Nicholas Lamberti


                                 EXHIBIT INDEX

   EXHIBIT
     No.                               Description
     ---                               -----------

     2.1 Recapitalization Agreement, dated as of July 22, 1997 between TPG Partners II, L.P. and J. Crew Group, Inc. (the "Recapitalization Agreement") (incorporated by reference to
                Exhibit 2.1 to Registrant's Form S-4 Registration Statement, File No. 333-42427, filed December 16, 1997 (the "Registration Statement"))

                NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Recapitalization Agreement.

     2.2 Amendment to Recapitalization Agreement, dated as of October 17, 1997 between TPG Partners II, L.P. and J. Crew Group, Inc. (the "Amendment") (incorporated by reference to Exhibit 2.2 to the Registration Statement)

                NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Amendment.

     3.1        Restated Certificate of Incorporation of J. Crew Group, Inc.
                (incorporated by reference to Exhibit 3.1 to the Registration Statement)

     3.2        By-laws of J. Crew Group, Inc. (incorporated by reference to
                Exhibit 3.2 to the Registration Statement)

     4.1 Indenture, dated as of October 17, 1997, between J. Crew Group, Inc., as issuer, and State Street Bank and Trust Company, as trustee, relating to the Debentures (the "Indenture") (incorporated by reference to Exhibit 4.3 to the Registration Statement)

     4.2 Credit Agreement, dated as of October 17, 1997, among J. Crew Group, Inc., J. Crew Operating Corp., the Lenders Party thereto, the Chase Manhattan Bank, as Administrative Agent, and Donaldson, Lufkin & Jenrette Securities Corporation, as Syndication Agent (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement, filed February 6, 1998 (the "Amendment No. 1"))

     4.3 Guarantee Agreement dated as of October 17, among J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.6 to the Registration Statement)

     4.4 Indemnity, Subrogation and Contribution Agreement dated as of October 17, 1997, among J. Crew Operating Corp., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.7 to the Registration Statement)

   EXHIBIT
     No.                                 Description
     ---                                 -----------
     4.5 Pledge Agreement, dated as of October 17, among J. Crew Operating Corp., J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.8 to the Registration Statement)

     4.6 Security Agreement, dated as of October 17, among J. Crew Operating Corp., J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.9 to the Registration Statement)

     4.7 Registration Rights Agreement, dated as of October 17, 1997 by and among J. Crew Group, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. (incorporated by reference to Exhibit 4.10 to the Registration Statement)

                NOTE: Pursuant to the provisions of paragraph (b)(4)(iii) of
                Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of the instruments pursuant to which various entities hold long-term debt of the Company or its parent or subsidiaries, none of which instruments govern indebtedness exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis.

    10.1 Employment Agreement, dated October 17, 1997, among J. Crew Group, Inc., J. Crew Operating Corp., TPG Partners II, L.P. (only with respect to Section 2(c) therein) and Emily Woods (the "Woods Employement Agreement") (incorporated by reference to
                Exhibit 10.1 to the Registration Statement)

    10.2 J. Crew Operating Corp. Senior Executive Bonus Plan (included as Exhibit A to the Woods Employment Agreement filed as Exhibit 10.1)

    10.3 Stock Option Grant Agreement, made as of October 17, 1997 between J. Crew Group, Inc. and Emily Woods (time based) (incorporated by reference to Exhibit 10.3 to the Registration Statement)

    10.4 Stock Option Grant Agreement, made as of October 17, 1997 between J. Crew Group, Inc. and Emily Woods (performance based) (incorporated by reference to Exhibit 10.4 to the Registration Statement)

    10.5        Letter Agreement between Matthew Rubel and J. Crew Group, Inc.
                (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement, filed February 26, 1998)

   EXHIBIT
     No.                             Description
     ---                             -----------

    10.6 Employment Agreement, dated February 24, 1998, among J. Crew Group, Inc., J. Crew Operating Corp., TPG Partners II, L.P. (only with respect to Section 7 therein) and Howard Socol

    10.7        Stockholders' Agreement, dated as of October 17, 1997, among J.
                Crew Group, Inc. and the Stockholder signatories thereto (incorporated by reference to Exhibit 4.1 to the Registration Statement)

    10.8        Stockholders' Agreement, dated as of October 17, 1997, among J.
                Crew Group, Inc., TPG Partners II, L.P. and Emily Woods (included as Exhibit B to the Woods Employment Agreement filed as Exhibit 10.1)

    10.9 J. Crew Group, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement)

   10.10 Contract Carrier Agreement, between J. Crew Group, Inc. and United Parcel Service, Inc. (incorporated by reference to
                Exhibit 10.6 to the Registration Statement)

   10.11 Custom Pricing Agreement, made November 15, 1996 between Federal Express Corporation and J Crew Group, Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement)

   10.12 Lease dated as of October 21, 1981 between Vornado, Inc. and Popular Services, Inc. (incorporated by reference to Exhibit
                10.8 to the Registration Statement)

   10.13 Agreement of Sublease dated November 4, 1993 between Revlon Holdings Inc., as Sublessor, and Popular Club Plan, Inc., as Sublessee (incorporated by reference to Exhibit 10.9 to the Registration Statement)

   10.14 Letter Agreement dated July 29, 1996 between World Color and Clifford & Wills, Inc. (incorporated by reference to Exhibit
                10.10 to the Registration Statement)

   10.15 Agreement dated August 14, 1997 between R.R. Donnelley & Sons Company and J. Crew Inc. (incorporated by reference to Exhibit
                10.11 to the Registration Statement)

   10.16 Letter Agreement, dated April 17, 1998, betweem J. Crew Operating Corp. and Barry Erdos

    21.1 Subsidiaries of J. Crew Group, Inc. (incorporated by reference to Exhibit 21.1 to the Amendment No. 1)

    27.1        Financial Data Schedule