Form 10-Q
period 1998-05-02
J CREW GROUP INC
filed 1998-06-15
CIK 1051251

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   __________
                                   FORM 10-Q




(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the

                                   OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                   COMMISSION FILE NUMBER     333-424237
                                             ---------------

                              J. CREW GROUP, INC.
             (Exact name of registrant as specified in its charter)

           New York                                  22-2894486
-------------------------------               --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                 770 BROADWAY, NEW YORK, NEW YORK          10003
             (Address of principal executive office)     (Zip Code)

      Registrant's telephone number, including area code:  (212) 209-2500

------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Shares of common stock, par value $0.01 per share, outstanding at May 2, 1998:
60,745.

                              J. CREW GROUP, INC.
                                     INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

Consolidated Balance Sheets as of May 2, 1998 (unaudited) and January 31, 1998

Consolidated Statements of Operations (unaudited) for the thirteen weeks ended May 2, 1998 and May 1, 1997

Consolidated Statements of Cash Flows (unaudited) for the thirteen weeks ended May 2, 1998 and May 1, 1997

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

Item 3.  Defaults Upon Senior Securities
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Item 5.  Other Information
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

SIGNATURES

PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

                      J. CREW GROUP, INC. AND SUBSIDIARIES
                      ------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                     May 2,
                                                                                      1998                January 31,
                                                                                   (unaudited)               1998
                                                                                -----------------      ----------------
                                                                                             (in thousands)
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents...............................................             $  13,294              $  12,166
Accounts receivable (net of allowance for doubtful
accounts of $5,610 and $5,438)..........................................                15,050                 16,834
Merchandise inventories.................................................               202,370                202,763
Prepaid expenses and other current assets...............................                51,113                 62,399
Federal income tax receivable...........................................                 8,829                     --
                                                                                     ---------              ---------
     Total current assets...............................................               290,656                294,162
                                                                                     ---------              ---------
PROPERTY AND EQUIPMENT -- AT COST:......................................               174,445                166,276
  Less accumulated depreciation and amortization........................               (60,045)               (55,613)
                                                                                     ---------              ---------
                                                                                       114,400                110,663
OTHER ASSETS............................................................                17,147                 17,053
                                                                                     ---------              ---------
TOTAL ASSETS............................................................             $ 422,203              $ 421,878
                                                                                     =========              =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
Notes payable -- bank...................................................             $  38,000              $      --
Accounts payable........................................................                65,854                 65,553
Other current liabilities...............................................                48,903                 77,700
Deferred income taxes...................................................                 7,981                  7,981
Federal and state income taxes..........................................                    --                    251
                                                                                     ---------              ---------
     Total current liabilities..........................................               160,738                151,485
                                                                                     ---------              ---------
LONG-TERM DEBT..........................................................               300,645                298,161
DEFERRED CREDITS AND OTHER LONG TERM--LIABILITIES.......................                44,648                 43,578
REDEEMABLE PREFERRED STOCK..............................................               134,749                130,296
STOCKHOLDERS' DEFICIT...................................................              (218,577)              (201,642)
                                                                                     ---------              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.............................             $ 422,203              $ 421,878
                                                                                     =========              =========

See notes to unaudited consolidated financial statements.

                      J. CREW GROUP, INC. AND SUBSIDIARIES
                      ------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                                                          Thirteen weeks ended
                                                                                    May 2, 1998            May 1, 1997
                                                                                    -----------            -----------
                                                                                                (unaudited)
                                                                                               (in thousands)

Net sales...............................................................              $163,430               $162,227
Other revenues..........................................................                 2,356                  3,000
                                                                                      --------               --------
     Revenues...........................................................               165,786                165,227
Cost of goods sold including buying and occupancy costs.................                96,818                 92,011
                                                                                      --------               --------
     Gross profit.......................................................                68,968                 73,216
Selling, general and administrative expenses............................                81,268                 80,876
                                                                                      --------               --------
     Loss from operations...............................................               (12,300)                (7,660)
Interest expense -- net.................................................                 9,362                  2,618
                                                                                      --------               --------
     Loss before income taxes...........................................               (21,662)               (10,278)
Income tax benefit......................................................                 8,880                  4,200
                                                                                      --------               --------
     Net loss...........................................................              $(12,782)              $ (6,078)
                                                                                      ========               ========

See notes to unaudited consolidated financial statements.

                      J. CREW GROUP, INC. AND SUBSIDIARIES
                      ------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                          Thirteen weeks ended
                                                                                    May 2, 1998            May 1, 1997
                                                                                    -----------            -----------
                                                                                                (unaudited)
                                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................................              $(12,782)              $ (6,078)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization....................................                 3,511                  2,769
       Amortization of deferred financing costs.........................                   538                     99
       Amortization of restricted stock.................................                   300                     --
       Non cash interest expense........................................                 2,484                     --
       Provision for losses on accounts receivable......................                 1,651                  1,408
  Changes in assets and liabilities providing/(using) cash:
       Accounts receivable..............................................                   133                  6,643
       Merchandise inventories..........................................                   393                (18,876)
       Prepaid expenses and other current assets........................                11,286                  4,870
       Income taxes receivable..........................................                (9,080)               (10,590)
       Other assets.....................................................                  (819)                  (954)
       Accounts payable.................................................                   301                 (6,939)
       Other liabilities................................................               (28,542)               (21,647)
                                                                                      --------               --------
  Net cash used in operating activities.................................               (30,626)               (49,295)
                                                                                      --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................................                (8,169)                (9,469)
  Proceeds from construction allowances.................................                 1,923                  2,735
                                                                                      --------               --------
  Net cash used in investing activities.................................                (6,246)                (6,734)
                                                                                      --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable, bank.......................................                38,000                 59,500
  Repayment of long term debt...........................................                    --                    (59)
                                                                                      --------               --------
  Net cash provided by financing activities.............................                38,000                 59,441
                                                                                      ========               ========
INCREASE IN CASH AND CASH EQUIVALENTS...................................                 1,128                  3,412
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................                12,166                  7,132
                                                                                      --------               --------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................              $ 13,294               $ 10,544
                                                                                      ========               ========
NON-CASH FINANCING ACTIVITIES
  Dividends on preferred stock..........................................              $  4,453               $     --
                                                                                      ========               ========

See notes to unaudited consolidated financial statements.

                      J. CREW GROUP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                THIRTEEN WEEKS ENDED MAY 1, 1997 AND MAY 2, 1998

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Group, Inc. ("Holdings") and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of May 2, 1998 and the consolidated statements of operations and cash flows for the thirteen week periods ended May 1, 1997 and May 2, 1998 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended January 31, 1998.

The results of operations for the thirteen week period ended May 2, 1998 are not necessarily indicative of the operating results for the full fiscal year.

Effective January 31, 1998, the Company changed its fiscal year-end from the Friday closest to January 31 to the Saturday closest to January 31. The Company also changed its quarterly reporting periods to four thirteen week reporting periods from 12-16-12-12 week reporting periods. Prior year amounts have been restated to conform to a thirteen week period.

2.  SUBSEQUENT EVENT

The Company has retained an investment banking firm to find a buyer for its Clifford & Wills mail-order and factory outlet divisions. The decision to sell Clifford & Wills reflects the Company's strategy to focus on building the J. Crew brand. Net sales of the Clifford & Wills divisions were $14.4 million in the thirteen weeks ended May 2, 1998.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Results of Operations
---------------------

Revenues for the three months ended May 2, 1998 increased to $165.8 million from $165.2 million in the three months ended May 1, 1997. This increase resulted primarily from an increase in J. Crew Retail net sales of $12.3 million from $37.7 million in the first quarter of 1997 to $50.0 million in the first quarter of 1998, offset by a decrease in J. Crew Mail Order net sales of $10.8 million from $49.4 million in the first quarter of 1997, to $38.6 million in the first quarter of 1998. Other revenues decreased by $0.7 million due to a decrease in service charge income as a result of the sale of accounts receivable.

The increase in J. Crew Retail revenues was due primarily to the sales in the first quarter of 1998 from the 12 stores opened in fiscal 1997. Comparable store sales in the first quarter of 1998 increased by 6.1%. The number of stores opened at May 2, 1998 increased to 55 from 51 at January 3l, 1998.

The decrease in J. Crew Mail Order revenues resulted from a 16% decrease in pages circulated from 1.65 billion in the first quarter of 1997 to 1.39 billion in the first quarter of 1998. The decrease in pages circulated resulted from the elimination of a sale book and a change in circulation strategy to increase the customer segmentation of catalog mailings. This reduction in pages circulated is expected to result in a decrease in paper and postage expense and an increase in productivity or sales per page circulated.

The gross margin for the three months ended May 2, 1998 was $69.0 million or 41.6% of revenues compared to $73.2 million or 44.3% of revenues for the three months ended May 1, 1997. The decrease in gross margin as a percentage of revenues was due to a lower initial markup on spring merchandise in J. Crew Retail and J. Crew Mail Order and increased markdowns to dispose of inventory overstocks.

Selling, general and administrative expenses increased to $81.3 million for the three months ended May 2, 1998 from $80.9 million for the three months ended May 1, 1997. As a percentage of revenues, selling, general and administrative expenses were 49.0% of revenues in the first quarter of 1998 and 48.9% in the first quarter of 1997.

Selling expenses decreased from $27.6 million or 16.7% of revenues in the first quarter of 1997 to $26.7 million or 16.1% of revenues in the first quarter of 1998. The decrease in the number of pages circulated in J. Crew Mail Order resulted in a decrease of $2.3 million. This decrease was offset by increases of $0.8 million at Clifford & Wills and $0.6 million at Popular Club Plan.

General and administrative expenses increased from $53.3 million or 32.2% of revenues in the first quarter of 1997 to $54.6 million or 32.9% of revenues in the first quarter of 1998. This increase of $1.3 million was attributed primarily to an increase in store related expenses at J. Crew Retail, which offset a decrease at J. Crew Mail Order attributable to the implementation of a cost reduction program.

The increase in interest expense from $2.6 million in the first quarter of 1997 to $9.4 million in the first quarter of 1998 resulted from the additional debt outstanding in the first quarter of 1998 as a result of the recapitalization transaction consummated in October 1997. Average borrowings under revolving credit arrangements were $22.1 million in the first quarter of 1998 compared to $40.3 million in the first quarter of 1997.

The increase in the loss before income taxes from $10.3 million in the first quarter of 1997 to $21.7 million in the first quarter of 1998 resulted primarily from the decrease in gross margin of $4.2 million and the increase in interest expense of $6.8 million.

Liquidity and Capital Resources
-------------------------------

Cash flow used in operations improved from a use of $49.3 million in the first quarter of 1997 to a use of $30.6 million in the first quarter of 1998 due to a reduction in inventories of approximately $14.0 million from May 1, 1997 to May 2, 1998. Inventories at May 2, 1998 were $202.4 million compared to $216.5 million at May 1, 1997.

As a result of the increase in cash flow from operations, borrowings under the revolving credit line decreased to $38.0 million at May 2, 1998 from $59.5 million at May 1, 1997.

The Company has retained an investment banking firm to find a buyer for its Clifford & Wills mail-order and factory outlet divisions. The decision to sell Clifford & Wills reflects the Company's strategy to focus on building the J. Crew brand. Net sales of the Clifford & Wills divisions were $14.4 million in the thirteen weeks ended May 2, 1998.

The Year 2000 Issue
-------------------

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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

This agreement, which has a term of three years, converts the interest rate on $70 million of debt to a fixed rate of 6.23%. If this interest rate swap agreement was settled on May 2, 1998, the Company would be required to pay an additional $505,000.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at May 2, 1998 were approximately $22.6 million.

Furthermore, the Company has a licensing agreement in Japan which provides for a royalty payment based on sales of J. Crew merchandise as denominated in yen.
The Company has from time to time entered into forward foreign exchange contracts to minimize this risk. At May 2, 1998, there were no forward foreign exchange contracts outstanding. A 10% change in the dollar-yen exchange rate would have an annual effect on net income of approximately $200,000, which amount is not material.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

There are no material legal proceedings presently pending to which J. Crew Group, Inc. is a party or of which any of its property is the subject.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

There were no defaults with respect to any indebtedness of the registrant or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

There were no matters submitted to a vote of security holders for the quarter ended May 2, 1997.

Item 5.  Other Information
         -----------------

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Not applicable.

(b) There were no reports filed on Form 8-K during the thirteen week period ended May 2, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        J. CREW GROUP, INC.
                                             (Registrant)


Date:  June 15, 1998              By:  /s/  Howard Socol
                                       --------------------------------
                                              Howard Socol
                                              Chief Executive Officer


Date:  June 15, 1998              By:  /s/  Scott Rosen
                                       ---------------------------------
                                              Scott Rosen
                                              Chief Financial Officer