Form 10-Q/A
period 1998-05-02
J CREW GROUP INC
filed 1998-09-14
CIK 1051251

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   ---------
                                  FORM 10-Q/A




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

(a)    Exhibit 27.  Financial Data Schedule

(b) There were no reports filed on Form 8-K during the thirteen week period ended May 2, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    J. CREW GROUP, INC.
                                         (Registrant)


Date:  September 9, 1998            By:  /s/  Howard Socol
                                       --------------------------------
                                              Howard Socol
                                              Chief Executive Officer


Date:  September 9, 1998            By:  /s/  Scott Rosen
                                       ---------------------------------
                                              Scott Rosen
                                              Chief Financial Officer