Form 10-K405
period 1999-01-30
J CREW GROUP INC
filed 1999-04-30
CIK 1051251

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   __________

                                   FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended January 30, 1999



                     Commission File Number     333-42427
                                              --------------

                              J. CREW GROUP, INC.
             (Exact name of registrant as specified in its charter)

           New York                                     22-2894486
----------------------------------         ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

       770 Broadway, New York, New York                      10003
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

The common stock of the registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

As of April 1, 1999, there were 58,546 shares of Common Stock, par value $.01 per share, outstanding.

Documents incorporated by reference:  None

Certain statements in this Annual Report on Form 10K under the captions "Business", "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Financial Statements and Supplementary Data" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performances or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, Year 2000 issues, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

References herein to fiscal years are to the fiscal years of J.Crew Group, Inc., which end on the Friday closest to January 31 in the following calendar year for fiscal years 1994, 1995 and 1996 and on the Saturday closest to January 31 in the following calendar year for fiscal years 1997 and 1998. Accordingly, fiscal years 1994, 1995, 1996, 1997 and 1998 ended on February 3, 1995, February 2,
1996, January 31, 1997, January 31, 1998 and January 30, 1999. All fiscal years for which financial information is included had 52 weeks, except fiscal 1994 which had 53 weeks.

References in this Report to the "Company" and "J.Crew" mean J.Crew Group, Inc. and its subsidiaries, unless the context requires otherwise.

                                   Part I

ITEM 1.  BUSINESS

General

The Company is a leading retailer of women's and men's apparel, shoes and accessories operating under the J. Crew (R) brand name. The Company has built a strong and widely recognized brand name known for its timeless styles at price points that the Company believes represent exceptional product value. The J. Crew image has been built and reinforced over its 15-year history through the circulation of more than one-half billion catalogs that use magazine-quality photography to portray a classic American perspective and aspirational lifestyle. Many of the original items introduced by the Company in the early 1980s (such as the rollneck sweater, weathered chino, barn jacket and pocket tee) were instrumental in establishing the J. Crew brand and continue to be core product offerings. The Company has capitalized on the strength of the J. Crew brand to provide customers with clothing to meet more of their lifestyle needs, including casual, career and sport.

The J. Crew merchandising strategy emphasizes timeless styles and a broad assortment of high-quality products designed to provide customers with one-stop shopping opportunities at attractive prices. J. Crew retail stores, catalogs and its Internet site offer a full line of men's and women's basic durables (casual weekend wear), sport, swimwear, accessories and shoes, as well as the more tailored men's and women's "Classics" lines. Approximately 60% of the Company's
J. Crew brand sales are derived from its core offerings of durables and sport clothing, the demand for which the Company believes is stable and resistant to changing fashion trends. The Company believes that the J. Crew image and merchandising strategy appeal to college-educated, professional and affluent customers who, in the Company's experience, have demonstrated strong brand loyalty and a tendency to make repeat purchases.

J. Crew products are distributed exclusively through the Company's retail and factory outlet stores, catalogs and the Company's Internet site, jcrew.com. The Company currently circulates over 73 million J. Crew catalogs per annum and operates 65 J. Crew retail stores and 45 J. Crew factory outlet stores. In addition, J. Crew products are distributed through 67 free-standing and shop-in-shop stores in Japan under a licensing agreement with Itochu Corporation.

The Company has three major operating divisions: J. Crew Mail Order, J. Crew Retail, and J. Crew Factory Outlets, each of which operate under the J. Crew brand name. In 1998, products sold under the J. Crew brand contributed $626.0 million in revenues. J. Crew brand revenues in 1998 were comprised of $274.0 million from J. Crew Retail, $252.8 million from J.Crew Mail Order, $96.5 million from J. Crew Factory Outlet and $2.7 of licensing revenues.The Company also markets to its customers through its Internet site (jcrew.com). Revenues derived from the Internet, which were estimated at $20.0 million for 1998, are included in J.Crew Mail Order revenues.

Effective as of October 30, 1998 the Company sold Popular Club Plan, Inc. and subsidiaries (PCP) to The Fingerhut Companies, Inc. for $42.0 million and the assumption of an accounts receivable securitization facility.
Revenues for the nine months ended October 30, 1998 were $124.1 million. A gain on the sale of $10.0 million was included in the results of operations in fiscal 1998.

In 1998, management of the Company made a decision to exit the operations of its Clifford & Wills mail order and factory outlet subsidiaries (C&W). Revenues for the year ended January 30, 1999 were $74.3 million. A charge of $13.3 million was included in fiscal 1998 operations to write down the assets of C&W to net realizeable value and to provide for certain additional costs in connection with the discontinuance of the C&W operations, including severance and lease termination costs. Additionally, fourth quarter charges of $1.7 million, included in selling expense, were incurred relating to deferred catalog costs.

J. Crew Brand

Merchandising and Design Strategy

Over time, the J. Crew merchandising strategy has evolved from providing unisex products to creating full lines of men's and women's clothing, shoes and accessories. This strategy had the effect of increasing overall J. Crew brand sales volume, and significantly increasing revenues from sales of women's apparel as a percentage of total J. Crew brand sales from 47% in 1994 to 65% in 1998.

Every J. Crew product is designed by an in-house design staff, to reflect a classic, clean aesthetic that is consistent with the brand's American lifestyle image. Design teams are formed around J. Crew product lines and categories to develop concepts, themes and products for each of the Company's J. Crew businesses. Members of the J. Crew technical design team develop construction and fit specifications for every product to ensure quality workmanship and consistency across product lines. These teams work in close collaboration with the merchandising and production staff in order to gain market and other input. Product merchandisers provide designers with market trend and other information at initial stages of the design process. J. Crew designers and merchants source globally for fabrics, yarns and finished products to ensure quality and value, while manufacturing teams research and develop key vendors worldwide to identify and maintain the essential characteristics for every style.

Sourcing, Production and Quality

The Company maintains separate merchandising, design, manufacturing and quality assurance teams for the production of J. Crew brand merchandise. The Company's products are designed exclusively by in-house design and product development teams which support each line and class of product. These teams provide individual attention and expertise to every style, ensuring that these styles fit the J. Crew brand image.

The Company's merchandise is produced for the Company by a variety of manufacturers, both domestically and outside the United States. The Company does not own or operate any manufacturing facilities, instead contracting with third party vendors in over 30 countries for the production of its products. In 1998, approximately 60% of the Company's J. Crew brand products were sourced in the Far East, 20% were sourced domestically and 20% were sourced in Europe and other regions. Rarely does the Company represent the majority of any one vendor's business and no one vendor supplies more than 10% of the Company's merchandise.

The Company retains independent buying agents to conduct in-line and final quality inspections at each manufacturing site. Random inspections of all incoming merchandise at the Lynchburg and Asheville distribution facilities further assure that the Company's products are of a consistently high quality.

Due to the high concentration of foreign suppliers of J. Crew brand merchandise, the Company estimates seven month lead times for its products. The Company has established through the use of domestic vendors and strategic partnerships, a core group of long-term suppliers to provide quick response programs at significantly shorter lead times for certain product categories.

Distribution

The Company operates two telemarketing and distribution facilities for its operations. Order fulfillment for J. Crew Mail Order takes place at the 406,500 square foot telemarketing and distribution center located in Lynchburg, Virginia. The Lynchburg facility processes approximately 3.5 million orders per year and employs approximately 1,100 full and part-time employees during its non-peak season and an additional 700 employees during its peak season.

A 192,500 square foot telemarketing and distribution facility in Asheville, North Carolina serves as the main distribution center for the retail and outlet store operations and also houses a J. Crew Mail Order telemarketing center. This facility employs approximately 600 full- and part-time employees during its non-peak season and an additional 400 employees during the peak holiday season.

The Company ships merchandise via UPS, the United States Postal Service and FedEx. To enhance efficiency, each facility is fully equipped with a highly advanced telephone system, an automated warehouse locator system and an inventory bar coding system.

Management Information Systems

The Company's management information systems are designed to provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business. The Company has installed sophisticated point-of-sale registers in its J. Crew Retail and Factory Outlet stores that enable it to track inventory from store receipt to final sale on a real-time basis. The Company believes its merchandising and financial systems, coupled with its point-of-sale registers and software programs, allow for rapid stock replenishment, concise merchandise planning and real-time inventory accounting practices.

The Company's telephone and telemarketing systems, warehouse package sorting systems, automated warehouse locator and inventory bar coding systems utilize advanced technology. These systems have provided the Company with a number of benefits in the form of enhanced customer service, improved operational efficiency and increased management control and reporting. In addition, the Company's real-time inventory systems provide inventory management on a per SKU basis and allow for a more efficient fulfillment process.

J. Crew Retail

During fiscal 1998, J.Crew Retail generated revenues of $274.0 million, representing 43.8% of the Company's total J.Crew brand revenues.

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

The Company believes that its J. Crew Retail stores are among the most productive in its industry segment. All of the Company's J. Crew Retail stores are profitable and have generated positive store contribution within the first 12 months of opening. J. Crew Retail stores that were open during all of fiscal 1998 averaged $4.9 million per store in sales, produced sales per gross square foot of approximately $572 and generated store contribution margins of approximately 24.0%. The Company believes that these results compare favorably to the average among retailers that the Company believes to be its primary competitors. J. Crew Retail stores have an average size of 8,150 gross square feet.

As of January 30, 1999 J. Crew Retail operated 65 retail stores nationwide, having expanded from 18 stores in 1993. The Company opened 14 stores in fiscal 1998 and intends to open 15 stores in fiscal 1999. The stores are located in upscale shopping malls and in retail areas within major metropolitan markets that have an established higher-end retail business.

The table below highlights certain information regarding J. Crew Retail stores opened through fiscal 1998.

                                                                                        Average
                    Stores Open      Stores      Stores       Stores        Total       ----------
                    --------------  --------     ------       Open at       -------     Store Total
                    At Beginning     Opened      Closed       ---------     Square     ------------
                    --------------  --------     ------       End of        -------     Square
                    Of Fiscal Year   During      During       ---------     Footage    ------------
                    --------------  --------     ------       Fiscal Year   -------     Footage at
                                     Fiscal      Fiscal       ---------     (000's)    ------------
                                     Year        Year                       -------     End of Year
                                    --------     ------                                -----------
1994                 28               1         --            29            235          8,103
1995                 29               2         --            31            266          8,581
1996                 31               8         --            39            338          8,667
1997                 39              12         --            51            428          8,392
1998                 51              14         --            65            530          8,150


J. Crew Retail plans to increase the number of stores in operation by 15 to 20 stores annually, resulting in approximately 100 stores in operation by the end of fiscal 2000. The retail expansion plan will initially focus on markets in which J. Crew Mail Order has been successful and, more generally, in areas within major metropolitan markets with affluent and well educated populations.


J. Crew Mail Order

Since its inception in 1983, J. Crew Mail Order has distinguished itself from other catalog retailers by its award-winning catalog, which utilizes magazine-quality "real moment" pictures to depict an aspirational lifestyle image. During fiscal 1998, J. Crew Mail Order distributed 33 catalog editions with a combined circulation of more than 73 million, and extended its direct marketing concept to e-commerce via its Internet site (jcrew.com). J. Crew Mail Order generated $252.8 million in revenues or 40.4% of the Company's total J. Crew brand revenues in fiscal 1998.

Circulation Strategy

J. Crew Mail Order's circulation strategy focuses on continually improving the segmentation of customer files and the acquisition of additional customer names. In 1998, approximately 60% of J. Crew Mail Order revenues were from customers in the 12-month buyer file (buyers who have made a purchase from any J. Crew catalog in the prior 12 months).

Customer Segmentation.   The Company segments its customer file and tailors its
catalog offerings to address the different product needs of its customer segments. To increase core catalog productivity and improve the effectiveness of marginal and prospecting circulation, each customer segment is offered appropriate catalog editions. The Company currently circulates Base, Women's, Prospect and Sale catalogs to targeted customer segments.

Descriptions of the Company's current catalogs follow:

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

The Company introduced college and swimwear catalogs on a trial basis in Spring 1998. The Company has decided not to continue these catalogs in 1999 since it believes it can successfully target these segments through its base and women's books.

In 1998, total circulation decreased to approximately 73 million from 77 million in 1997, while pages circulated were approximately 8.8 billion in 1998 and 9.8 billion in 1997. Reductions in total pages circulated resulted in a decrease in paper and postage expenses and an increase in productivity or sales per page circulated in 1998.

Customer Acquisition and List Management.   J. Crew Mail Order's name
acquisition programs are designed to attract new customers in a cost-effective manner. The Company acquires new names from various sources, including list rentals, exchanges with other catalog and credit card companies, "friends' name" card inserts, its Internet site and, through J. Crew Retail stores which represent an increasingly significant resource in prospecting for new names. Names and addresses of 25% to 30% of the customers making credit card purchases at J. Crew Retail stores are automatically captured at the point of sale. Customers are also asked to fill out cards at the cash register when they make purchases. In addition, the Company is in the process of placing telephones in its J. Crew Retail stores with direct access to the J. Crew Mail Order telemarketing center to allow customers in the stores to order catalog-specific or out-of-stock items.

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

J. Crew Mail Order does not have long-term contracts with paper mills. Projected paper requirements are communicated on an annual basis to paper mills to ensure the availability of an adequate supply. Management believes that the Company's long-standing relationships with a number of the largest coated paper mills in the United States allow it to purchase paper at favorable prices commensurate with the Company's size and payment terms.


Telemarketing and Customer Service

J. Crew Mail Order's primary telemarketing and fulfillment facilities are located in Lynchburg, Virginia. Telemarketing operations are open 24 hours a day, seven days a week and handled over 6.3 million calls in fiscal 1998. Orders for merchandise may be received by telephone, facsimile, mail and on the Company's Internet site. The telemarketing centers are staffed by a total of 900 full-time telemarketing associates, and up to 2,000 associates during peak periods, who are trained to assist customers in determining the customer's correct size and to describe merchandise fabric, texture and function. Each telemarketing associate utilizes a terminal with access to an IBM mainframe computer which houses complete and up-to-date product and order information. The fulfillment operations are designed to process and ship customer orders in a quick and cost-effective manner. Orders placed before 9:00 p.m. are shipped the following day. Same-day shipping is available for orders placed before noon.


J. Crew Factory Outlets

The Company extends its reach to additional consumer groups through its 45 J. Crew Factory Outlets. Offering J. Crew products at an average of 30% below full retail prices, J. Crew Factory Outlets target value-oriented consumers. The factory outlet stores also serve to liquidate excess, irregular or out-of-season
J. Crew products outside of the Company's two primary distribution channels. During fiscal 1998, J. Crew Factory Outlets generated revenues of $96.5 million, representing 15.4% of the Company's total J. Crew brand revenues.

J. Crew Factory Outlets offer selections of J. Crew menswear and womenswear. Ranging in size from 3,800 to 10,000 square feet with an average of 6,500 square feet, the stores are generally located in major outlet centers in 27 states across the United States. The Company believes that the outlet stores, which are designed in-house, maintain fixturing, visual presentation and service standards superior to those typically associated with outlet stores.


Trademarks and International Licensing

J. Crew International, Inc., an indirect subsidiary of J.Crew Group, Inc. currently owns all of the trademarks for the J. Crew name that the Company holds throughout the world, as well as its international licensing contracts with third parties. Trademarks related to the J. Crew name are registered in the United States Patent and Trademark Office.

The Company derives revenues from the international licensing of its trademarks in the J. Crew name and the know-how it has developed. The Company has entered into a licensing agreement with Itochu in Japan which gives the Company the right to receive payments of percentage royalty fees in exchange for the exclusive right to use the Company's trademarks in Japan. Under the license agreement the Company retains a high degree of control over the manufacture, design, marketing and sale of merchandise under the J. Crew trademarks. This agreement expires in January, 2003. In 1998, licensing revenues totaled $2.7 million.

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

At January 30, 1999, the Company had approximately 5,400 associates, of whom approximately 2,600 were full-time associates and 2,800 were part-time associates. In addition, approximately 3,500 associates are hired on a seasonal basis to meet demand during the peak holiday buying season. None of the associates employed by J. Crew are represented by a union. The Company believes that its relationship with its associates is good.


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

The Recapitalization

On October 17, 1997, the recapitalization of J.Crew Group, Inc. ("Holdings") (the "Recapitalization") was consummated pursuant to a Recapitalization Agreement, dated as of July 22, 1997, as amended as of October 17, 1997 (the "Recapitalization Agreement"), among Holdings, its shareholders and TPG Partners II, L.P. ("TPG"). Pursuant to the Recapitalization Agreement, Holdings purchased from its shareholders all outstanding shares of Holdings' capital stock, other than shares having an implied value of $11.1 million, almost all of which continue to be held by Emily Woods, and which represented approximately 14.8% of the outstanding shares of common stock of Holdings ("Common Stock") immediately following the transaction.

In connection with the Recapitalization, Holdings organized J.Crew Operating Corp ("Operating Corp.") and immediately prior to the consummation of the Recapitalization, Holdings transferred substantially all of its assets and liabilities to Operating Corp. Holdings' current operations are, and future operations are expected to continue to be, limited to owning the stock of Operating Corp. Operating Corp repaid substantially all of the Company's funded debt obligations existing immediately before the consummation of the Recapitalization.

Cash funding requirements for the Recapitalization totaled $559.8 million (including $99.0 million in seasonal borrowings) and were satisfied through the purchase by TPG, certain of its affiliates and other investors of an aggregate $188.9 million in Holdings' equity securities together with an aggregate $330.9 million in borrowings and $40.0 million in proceeds from the securitization of certain of the Company's accounts receivable.



ITEM 2.PROPERTIES

The Company is headquartered in New York City. The New York City headquarters' offices are leased under a lease agreement expiring in 2012 (not including renewal options). The Company owns two telemarketing and distribution facilities: a 406,500-square-foot telemarketing and distribution center for J. Crew mail order operations in Lynchburg, Virginia and a 192,500-square-foot telemarketing and distribution center in Asheville, North Carolina servicing the
J. Crew Retail and Outlet store operations.

As of January 30, 1999, the Company operated 65 J.Crew retail stores and 45 factory outlet stores in 34 states and the District of Columbia. All of the retail and factory outlet stores are leased from third parties, and the leases in most cases have terms of 10 to 12 years, not including renewal options. As a general matter, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is comprised of annual base rent plus a contingent rent payment based on the store's sales in excess of a specified threshold. Substantially all the leases are guaranteed by Holdings.

The table below sets forth the number of stores by state operated by the Company (excludes 7 C&W Outlet stores) in the United States as of January 30, 1999:

                                                             Total
                                                             --------
                                     Retail       Outlet     Number
                                     ------       ------     --------
                                     Stores       Stores     Of Stores
                                     ------       ------     ---------
Alabama                              --               1           1
Arizona                               1              --           1
California                           12               3          15
Colorado                              1               2           3
Connecticut                           3               1           4
Delaware                             --               1           1
Florida                               3               3           6
Georgia                               2               2           4
Illinois                              4              --           4
Indiana                               1               2           3
Kansas                                1               1           2
Maine                                --               2           2
Maryland                              2               1           3
Massachusetts                         5               1           6
Michigan                              1               1           2
Minnesota                             1              --           1
Missouri                              1               1           2
Nevada                               --               1           1
New Hampshire                        --               2           2
New Jersey                            4               1           5
New Mexico                            1              --           1
New York                              8               4          12
North Carolina                        2              --           2
Ohio                                  2              --           2
Oregon                                1              --           1
Pennsylvania                          2               4           6
South Carolina                       --               2           2
Tennessee                            --               1           1
Texas                                 3               3           6
Utah                                 --               1           1
Vermont                              --               1           1
Virginia                              1               1           2
Washington                            2               1           3
Wisconsin                            --               1           1
District of Columbia                  1              --           1
                                     --              --         ---

Total.                               65              45         110
                                     ==              ==         ===

ITEM 3.    LEGAL PROCEEDINGS

   The Equal Employment Opportunity Commission ("EEOC") filed suit on August 6, 1998 in the U.S. District Court, District of Connecticut, against the Company alleging that the Company, through its Popular Club Plan subsidiary (which the Company sold in fiscal year 1998), engaged in hiring conduct which violated Title VII of the Civil Rights Act of 1964 and Title I of the Civil Rights Act of 1991 by discriminating against male applicants for customer service and assistant manager positions at its service centers in New England. The EEOC seeks unspecified monetary damages and an injunction enjoining Popular Club from engaging in discriminatory hiring practices based on gender. The Company is vigorously defending itself against these allegations. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, this lawsuit is not expected to have a material adverse effect on the Company's financial position or results of operations.

   The Company has been named as one of the defendants in two lawsuits relating to its purchasing of products from independent garment manufacturers in Saipan (Commonwealth of the Northern Mariana Islands). On January 13, 1999, a complaint was filed in the U.S. District Court, Central District of California ("Federal Action"), by a group of unidentified Asian garment workers against 17 U.S. clothing retailers, including the Company, and 11 Saipan garment manufacturers. The unidentified worker plaintiffs seek class action status and allege, among other things, violations of Federal racketeering and other laws in connection with labor practices and treatment of foreign workers in the defendant manufacturers' Saipan factories. The plaintiffs seek injunctive relief and unspecified monetary damages, including treble and punitive damages. A second complaint was filed on January 13, 1999 in Superior Court in San Francisco, California ("State Action"), by a labor union and three nonprofit groups against the same 17 U.S. clothing retailers, including the Company, one additional retailer and other unnamed defendants alleging violations of California law for allegedly unlawful and unfair business practices and misleading advertising in connection with labeling of products and labor practices regarding foreign workers in Saipan. The plaintiffs seek injunctive relief and unspecified amounts for restitution, disgorgement of profits and other damages. A third action, in which the Company is not named as a defendant, was filed on or about January 13, 1999, by a group of unidentified Asian garment workers represented by some of the same law firms that brought the Federal Action. This action is a purported class action lawsuit against 22 Saipan garment manufacturers (10 of whom were named defendants in the Federal Action) alleging violations of Federal labor statutes and other laws.

   All the defendants in the Federal Action, including the Company, jointly moved to (i) change the venue of the Federal Action to the United States District Court in the Commonwealth of the Northern Mariana Islands, where the related action against certain manufacturing defendants is pending, and (ii) dismiss the Federal Action for failure to state a claim. All the defendants in the State Action, including the Company, jointly moved to dismiss the State Action for failure to state a claim. These actions are still at a very preliminary stage, and, accordingly, it is too early to evaluate the likelihood of an unfavorable outcome.

   Other than the proceedings discussed above, there are no material legal proceedings presently pending to which the Company is a party or of which any of its property is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the quarter ended January 30, 1999.

                                   PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

There is no established public market for any class of Holdings common stock. As of April 1, 1999, there were 37 shareholders of record of the Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a discussion of the ownership of Holdings.

Holdings has not paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

The Credit Agreement entered into a connection with the Recapitalization (the "Credit Agreement") and the Indenture relating to the Senior Discount Debentures (the "Holdings Indenture") prohibits the payment of dividends by Holdings on shares of Common Stock (other than dividends payable solely in shares of capital stock of

Holdings). Additionally, because Holdings is a holding company, its ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Each of the Credit Agreement, the Holdings Indenture and the Indenture relating to the Senior Subordinated Notes contains covenants which impose substantial restrictions on Operating Corp's ability to make dividends or distributions to Holdings.

The Directors of Holdings had the opportunity to purchase shares of Holdings' Common Stock for a purchase price of $1363.64 per share and Series A Redeemable Preferred Stock for a purchase price of $1000 per share. Effective July 17, 1998, five Directors purchased a total of 150 shares of Common Stock and 300 shares of Series A Redeemable Preferred Stock. In addition, the Directors of Holdings have the right to receive all or a portion of the fees for their services as a Director in Common Stock at a purchase price of $1363.64 per share. In fiscal year 1998, certain Directors elected to receive a total of 88 shares of Common Stock in payment of their fees. Holdings sold the Common Stock and the Series A Preferred Redeemable Stock described in the foregoing sentences in transactions which did not involve any public offering in reliance upon
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").


ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial, operating, other and balance sheet data of Holdings. The selected income statement and balance sheet data for each of the three fiscal years ended January 31, 1997 are derived from the Consolidated Financial Statements of Holdings, which have been audited by Deloitte & Touche LLP, independent auditors. The selected income statement and balance sheet data for the fiscal years ended January 31, 1998 and January 30, 1999 are derived from the Consolidated Financial Statements of Holdings, which have been audited by KPMG LLP, independent auditors. The data presented below should be read in conjunction with the Consolidated Financial Statements, including the related Notes thereto, included herein, the other financial information included herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                           Fiscal Year Ended
                                              February 3,     February 2,     January 31,     January 31,     January 30,
                                             --------------  --------------  --------------  --------------  --------------
                                                  1995            1996            1997            1998            1999
                                             --------------  --------------  --------------  --------------  --------------
                                                          (dollars in thousands, except per square foot data)
Income Statement Data:
 Revenues                                         $737,725        $745,909        $808,843       $ 834,031       $ 824,258
 Cost of goods sold(a)                             394,073         399,668         428,719         465,168         460,592
 Selling, general and administrative               311,468         327,672         348,305         359,811         336,590
  expenses
 Costs associated with discontinuance of                                                                            13,300
  Clifford &Wills
 Other charges                                          --              --              --              --           7,995
 Income from operations                             32,184          18,569          31,819           9,052           5,781
 Interest expense-net                                6,965           9,350          10,470          20,494          39,323
 Gain on sale of Popular Club Plan                    ----            ----            ----            ----         (10,000)
 Expenses incurred-Recapitalization                     --              --              --          20,707            ----
 Provision (benefit) for income taxes               10,300           3,700           8,800          (5,262)         (8,162)
 Extraordinary items and cumulative effect
  of accounting changes, net of taxes                   --             931              --          (4,500)             --
                                                  --------        --------        --------       ---------       ---------
 Net income (loss)                                $ 14,919        $  6,450        $ 12,549       $ (31,387)      $ (15,380)
                                                  ========        ========        ========       =========       ---------

Balance Sheet Data (at period end):
   Cash and cash equivalents                      $ 18,255        $ 13,529        $  7,132       $  12,166       $   9,643
   Working capital                                 104,455         132,256         132,222         142,677         107,334
   Total assets                                    324,795         355,249         410,821         421,878         358,151
   Total long term debt and redeemable
   preferred stock                                  69,566          87,329          87,092         428,457         433,243
   Stockholders' equity (deficit)                   82,041          89,633         102,006        (201,642)       (235,773)



Operating Data:
 Revenues:
                                                                           Fiscal Year Ended
                                               February 3,     February 2,     January 31,     January 31,     January 30,
                                                      1995            1996            1997            1998            1999
   J. Crew mail order                             $247,272        $274,653        $289,773       $ 264,853       $ 252,752
   J. Crew retail                                  135,726         134,959         167,957         209,559         273,972
   J. Crew factory                                  62,626          79,203          94,579         100,285          96,461
   J. Crew licensing                                 3,269           3,975           3,817           2,897           2,712
                                                  --------        --------        --------       ---------       ---------
   Total J. Crew brand                             448,893         492,790         556,126         577,594         625,897
   Other divisions(b)                              288,832         253,119         252,717         256,437         198,361
                                                  --------        --------        --------       ---------       ---------
     Total                                        $737,725        $745,909        $808,843       $ 834,031       $ 824,258
                                                  ========        ========        ========       =========       =========

  J. Crew Mail Order:

 Number of catalogs circulated (in                  61,187          67,519          76,087          76,994          73,440
  thousands)
 Number of pages circulated (in millions)            8,277          10,198           9,827           9,830           8,819

  J. Crew Retail:

 Sales per gross square foot                      $    594        $    533        $    551       $     542       $     558
 Store contribution margin                            22.7%           25.5%           25.4%           23.4%           25.0%
 Number of stores open at end of period                 29              31              39              51              65
 Comparable store sales change(c)                      6.9%          (6.0)%            4.5%          (6.6)%            9.0%

 Depreciation and amortization                    $  8,110        $ 10,272        $ 10,541       $  15,255       $  15,972

 Net capital expenditures(d)
 New store openings                                  2,804           6,009          10,894          19,802          14,749
 Other                                              10,663           8,631          11,587          11,565          21,605
                                                  --------        --------        --------       ---------       ---------

 Total net capital expenditures                     13,467          14,640          22,481          31,367          36,354

(a) Includes buying and occupancy costs.
(b) Includes revenues from the Company's PCP and C&W divisions and finance charge income from PCP installment sales. PCP was sold effective October 30, 1998.
(c) Comparable store sales includes stores that have been opened for a full twelve month period.
(d) Capital expenditures are net of proceeds from construction allowances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company during the three-year period ended January 30, 1999. This discussion should be read in conjunction with the audited consolidated financial statements of the Company for the three-year period ended January 30, 1999 and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Consolidated statements of operations presented as a percentage of revenues are as follows:

                                                                                       Fiscal Year ended
                                                                            January         January         January
                                                                            30,1999         31,1998         31,1997
Revenues                                                                     100.0%          100.0%          100.0%
Cost of goods sold, including buying and occupancy costs                      55.9            55.8            53.0
Selling, general and administrative expenses                                  40.8            43.1            43.1
Costs associated with discontinuance of C&W                                    1.6            ----            ----
Other charges                                                                  1.0            ----            ----
Income from operations                                                          .7             1.1             3.9
Interest expense, net                                                         (4.8)           (2.5)           (1.3)
Gain on the sale of Popular Club Plan                                          1.2            ----            ----
Expenses incurred-recapitalization                                               -            (2.5)              -
(Loss)/income before income taxes and extraordinary items                     (2.9)           (3.9)            2.7
Benefit/(provision) for income taxes                                           1.0             0.6            (1.0)
(Loss)/income before extraordinary items                                     (1.9)%          (3.3)%            1.7%
                                                                             =====           =====           =====



Fiscal 1998 Compared to Fiscal 1997


Revenues
--------

Revenues decreased 1.2% to $824.3 million in the fiscal year ended January 30, 1999 from $834.0 million in the fiscal year ended January 31, 1998. The decrease in revenues was due primarily to (a) the sale of Popular Club Plan, effective as of October 30, 1998, which resulted in a decrease of $60.3 million and (b) a decrease in J.Crew Mail Order revenues of $12.0 million. These decreases were offset by an increase of $64.4 million in the revenues of J.Crew Retail. Excluding Popular Club Plan, revenues increased 7.8% from $649.6 in fiscal 1997 to $700.3 in fiscal 1998.

J.Crew Retail revenues increased by 30.7% from $209.6 million in fiscal 1997 to $274.0 million in fiscal 1998. The percentage of the Company's total revenues derived from J.Crew Retail increased to 33.2% in fiscal 1998 from 25.1% in fiscal 1997. This increase was attributed to $45.5 million from the opening of new stores and $18.9 million from an increase in comparable store sales of 9.0%. The number of stores opened at January 30, 1999 increased to 65 from 51 at January 31, 1998.

J.Crew Mail Order revenues decreased by 4.5% from $264.8 million in fiscal 1997 to $252.8 million in fiscal 1998. The percentage of the Company's total revenues derived from J.Crew Mail Order decreased to 30.7% in fiscal 1998 from 31.8% in fiscal 1997. This decrease was primarily due to a decrease in catalog circulation from 9.8 billion pages circulated in fiscal 1997 to 8.8 billion pages circulated in fiscal 1998 and a continuing weak performance in menswear sales. J.Crew Mail Order revenues in fiscal 1998 include approximately $20.0 million from jcrew.com compared to approximately $4.0 million in fiscal 1997.

J.Crew Factory Outlet revenues decreased by 3.8% from $100.3 million in fiscal 1997 to $96.5 million in fiscal 1998. The percentage of the Company's total revenues derived from J.Crew Factory Outlet decreased to 11.7% in fiscal 1998 from 12.0% in fiscal 1997. Comparable store sales for J.Crew Factory Outlet decreased by 11.5% in fiscal 1998. The decrease in comparable store sales resulted from additional markdowns required to sell through overstock merchandise, primarily in the Spring of 1998. J.Crew Factory Outlet opened three new stores in fiscal 1998 and 45 stores were open at January 30, 1999.

C&W revenues increased by 3.2% to $74.3 million in fiscal 1998 from $72.0 million in fiscal 1997. The percentage of the Company's revenues derived from C&W increased to 9.0% in fiscal 1998 from 8.6% in fiscal 1997. The increase in revenues resulted from an increase in the number of catalogs mailed from approximately 40 million in fiscal 1997, to 42 million in fiscal 1998 and the introduction of a deferred payment program in the fall of 1998. During 1998 the Company made a decision to exit the operations of C&W and incurred a charge of $13.3 million to write-down C&W assets to estimated realizable value and to provide for other costs to be incurred in the discontinuance of operations, such as severance and lease termination costs. Additionally fourth quarter charges of $1.7 million were incurred relating to deferred catalog costs.

Cost of sales, including buying and occupancy costs
---------------------------------------------------

Cost of sales, including buying and occupancy costs as a percentage of revenues was 55.9% for fiscal 1998 compared to 55.8% for fiscal 1997. This increase was caused primarily by higher markdowns in fiscal 1998 to liquidate overstocks.


Selling, general and administrative expenses
--------------------------------------------

Selling, general and administrative expenses as a percentage of revenues was 40.8% in fiscal year 1998 and 43.1% in fiscal year 1997.

As a percentage of revenues, selling expenses (catalog circulation costs) decreased to 13.1% in fiscal 1998 from 14.7% in 1997 and general and administrative expenses decreased to 27.7% in fiscal 1998 from 28.4% in fiscal 1997. The decrease in selling expense resulted primarily from the reduction in catalog circulation from 9.8 billion pages circulated in 1997 to 8.8 billion pages circulated in 1998 and the implementation of cost reduction initiatives relating primarily to printing costs at J.Crew Mail Order.

The decrease in general and administrative expenses in fiscal 1998 as a percentage of revenues was due to a decrease in expenses at J.Crew Mail Order and J.Crew Retail from the implementation of cost reduction initiatives.

The absolute dollar amount of selling, general and administrative expenses decreased to $336.6 million in fiscal 1998 from $359.8 million in fiscal 1997 primarily as a result of the sale of Popular Club Plan as of October 30, 1998 which accounted for $20.0 million of the decrease.

Write-down and other charges in connection with the discontinuance of Clifford &
--------------------------------------------------------------------------------
Wills
-----

A charge of $13.3 million was included in fiscal 1998 operations to write-down the assets of C&W to net realizable value and to provide for certain additional costs in connection with the discontinuance

Additionally fourth quarter charges of $1.7 million were included in selling expense relating to deferred catalog costs. (See note 2 to the consolidated financial statements).

Other charges
-------------

Other charges in fiscal 1998 include $2.9 million of costs incurred in connection with the termination of the employment contracts of two senior executives, including the former Chief Executive Officer, and $5.1 million of tax gross-up payments made on behalf of senior executives relating to restricted stock grants (See note 19 to the consolidated financial statements).

Gain on Sale of Subsidiary
--------------------------

During 1998 the Company sold the capital stock of Popular Club Plan Inc. and subsidiaries to the Fingerhut Companies, Inc. for gross proceeds of $42.0 million and realized a gain of $10.0 million. (See note 2 to the consolidated financial statements).

Interest Expense
----------------

Interest expense, net increased to $39.3 million or 4.9% of revenues in fiscal 1998 from $20.5 million or 2.5% of revenues in fiscal 1997. This increase resulted primarily from the issuance of $295.3 million of debt in October 1997 to fund the Recapitalization including $85.0 to retire senior indebtedness outstanding at the time of the Recapitalization. Average borrowings under a Revolving Credit Facility required to fund inventories and capital expenditures were $54.3 million in fiscal 1997 and $47.5 million in fiscal 1998.

Interest expense included non-cash interest and amortization of deferred financing costs of $12.7 million in fiscal 1998 compared to $3.9 million fiscal 1997.

Income Taxes
------------

The effective tax rate was (34.7)% in fiscal 1998 compared to (21.1)% in fiscal 1997. The effective tax rate in fiscal 1997 was effected by the non-deductibility of certain expenses related to the Recapitalization.



Fiscal 1997 Compared to Fiscal 1996

Revenues

Revenues increased 3.1% to $834.0 million in the fiscal year ended January 31, 1998 from $808.8 million in the fiscal year ended January 31, 1997, as a result of increased sales of J. Crew Retail stores. J. Crew Retail revenues increased by 24.8% to $209.6 million in the fiscal year ended January 31, 1998 from $168.0 million in the fiscal year ended January 31, 1997. The increase in J. Crew Retail store revenues was the result of the opening of 12 new stores in fiscal 1997.

J. Crew Mail Order revenues decreased by 8.6% to $264.8 million in the fiscal year ended January 31, 1998 from $289.8 million in the fiscal year ended January 31, 1997. The percentage of the Company's total revenues derived from J. Crew Mail Order decreased to 31.8% in the fiscal year ended January 31, 1998 from 35.8% in the fiscal year ended January 31, 1997. The decrease in J. Crew Mail Order revenues was primarily due to weak performance in menswear sales and unseasonably warm weather on the east coast during the fall season. The UPS strike also contributed to the decrease in J. Crew Mail Order revenues. Gross sales were down 19% from July 18, 1997 to the end of the UPS strike on August 23, 1997. The number of catalogs mailed were approximately 77 million in fiscal 1997 compared to 76 million in fiscal 1996.

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

PCP revenues increased by 3.8% to $184.4 million in the fiscal year ended January 31, 1998 compared to $177.7 million in the fiscal year ended January 31, 1997. The percentage of the Company's total revenues derived from PCP remained at approximately 22.0%. The number of catalogs mailed remained at the same approximate level of 7 million and the number of selling agents remained unchanged at approximately 106,000 during the fiscal year ended January 31, 1998. The increase in sales in fiscal 1997 over fiscal 1996 was attributable to better performance in ready-to-wear apparel and specifically in new branded merchandise.

C&W revenues decreased 4.0% to $72.1 million in the fiscal year ended January 31, 1998 from $75.0 million in the fiscal year ended January 31, 1997. The percentage of the Company's revenue derived from C&W decreased to 8.6% in the fiscal year ended January 31, 1998 from 9.3% in the fiscal year ended January 31, 1997. The number of catalogs mailed increased to approximately 40 million in the fiscal year ended January 31, 1998 from approximately 38 million in the fiscal year ended January 31, 1997. The decrease in sales was the result of unseasonably warm weather in the second half of the fiscal year affecting the sales of fall and winter clothing.

Cost of sales including buying and occupancy costs

Cost of sales including buying and occupancy costs as a percentage of revenues was 55.8% for the fiscal year ended January 31, 1998 compared to 53.0% in the fiscal year ended January 31, 1997. Approximately half of the increase in cost of sales was the result of significant promotional discounting in the November and December Holiday catalogs in J. Crew Mail Order and the other half of the increase was the result of an increase in J. Crew Retail buying and occupancy costs, reflecting the higher costs associated with opening new stores in urban areas such as New York City.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues was 43.1% in the fiscal year ended January 31, 1998 and the fiscal year ended January 31, 1997. As a percentage of revenues general and administrative costs increased by 1.2% primarily as a result of a higher expense ratio due to the decrease in J. Crew Mail Order revenues and the decrease in comparable store sales in J. Crew Retail. The increase as a percentage of revenues is due to increased general and administrative expenses of 1.3%, primarily as a result of increased expenses of the twelve new retail stores. Catalog circulation costs (consisting primarily of paper, postage and printing expenses) decreased by 1.2% primarily as a result of decreased paper costs. Absolute dollar amounts of selling, general andQS administrative expenses increased to $359.8 million in fiscal 1997 from $348.3 million in fiscal 1996, primarily reflecting volume related costs.

Interest Expense

Interest expense increased to $20.5 million or 2.5% of revenues in the fiscal year ended January 31, 1998 from $10.5 million or 1.3% of revenues in the fiscal year ended January 31, 1997. This increase in interest expense was due to the issuance by Holdings of the Senior Discount Debentures of $75.3 million which contributed approximately $2.9 million in increased interest, the issuance by Operating Corp of the Senior Subordinated Notes of $150 million which contributed approximately $4.6 million in increased interest and the Term Loan Facility of $70 million which contributed approximately $1.8 million in increased interest. These borrowings were required to fund the Recapitalization. The increase was partially offset by a decrease in the interest expense related to the $85.0 million of senior indebtedness which was retired in October 1997 Borrowings under the Revolving Credit Facility contributed $1.9 million in increased interest required to fund increased inventories and capital expenditures.

Recapitalization Expenses

The recapitalization expenses of $20.7 million consisted of management bonuses of $12.2 million, a financial advisory fee payable to TPG Partners of $5.5 million, legal and accounting fees of $1.5 million, a consulting fee of $1.0 million and other expenses of $0.5 million. The Company's results of operations were negatively impacted by these recapitalization expenses. The loss before income taxes and extraordinary item of $32.1 million for the fiscal year ended January 31, 1998 includes the $20.7 million of non-recurring recapitalization expenses, the majority of which were paid before January 31, 1998.

Income taxes

The effective tax rate was (21.1)% in fiscal 1997 compared to 41.2% in fiscal 1996 primarily as a result of the non-deductibility of certain expenses related to the Recapitalization.


Liquidity and Capital Resources

   The Company's primary cash needs have been for capital expenditures incurred primarily for opening new stores, debt service requirements and working capital. The Company's sources of liquidity have been primarily cash flows from operations and borrowings under the revolving credit facility.

    In October 1997 the Company incurred substantial indebtedness in connection with the Recapitalization. After giving effect to the Recapitalization, the Company had $298.2 million of indebtedness outstanding and $201.6 million of stockholders' deficit at January 31, 1998. The Company's significant debt service obligations following the Recapitalization could, under certain circumstances, have material consequences to security holders of the Company. In fiscal 1998 the Company sold its Popular Club Plan subsidiary and used $26.0 million of the proceeds to repay debt.

   Cash provided by operating activities was $8.1 million in fiscal year 1998 compared to a use of $7.4 million in fiscal 1997. The decrease in the use of cash resulted primarily from the payment of expenses incurred in connection with the Recapitalization in 1997.

   Capital expenditures, net of construction allowances, were $36.4 million in fiscal 1998. The 1998 capital expenditures consisted primarily of the opening of 14 new J. Crew Retail stores and systems enhancements. Capital expenditures in fiscal 1998 included $5.2 million for Popular Club Plan which was sold in October 1998. Capital expenditures, net of construction allowances, during fiscal 1997 were $31.4 million, primarily to fund the opening of 12 retail stores and the relocation of the Company's headquarters office in New York City.

   Capital expenditures are expected to be $40.0 million in fiscal 1999, primarily for the opening of 15-20 J.Crew Retail Stores and for system enhancements. The expected capital expenditures will be funded from internally generated cash flows and by borrowings from available financing sources.


   Gross proceeds from the sale of Popular Club Plan, Inc. in fiscal 1998 were $42.0 million. These proceeds, net of expenses, were used to reduce outstanding indebtedness under the term loan by $26 million from $70 million to $44 million.

   Borrowings of $14 million were outstanding under the Revolving Credit Facility at January 30, 1999. There were no borrowings outstanding under the Revolving Credit Facility at January 31, 1998. Average borrowings under the Revolving Credit Facility were $47.5 million for the fiscal year ended
January 30, 1999 and $54.5 million for the fiscal year ended January 31, 1998.

   Management believes that cash flow from operations and availability under the Revolving Credit Facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.


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

The Company has adopted a Year 2000 plan consisting of the following four phases: identifying and prioritizing the components of the Company's internal systems, equipment and related programs that are impacted by the Year 2000 problem; remediation or replacement of non-compliant systems; testing to determine the success of remediation efforts; and development of contingency plans. The Company has completed the first phase and expects to substantially complete the second phase of its Year 2000 Plan by the end of the second quarter of fiscal year 1999. The testing phase is ongoing as systems are remediated, updated or replaced and is scheduled to be completed during the third quarter of fiscal year 1999. Contingency plans are being developed and will evolve as the testing phase and third party assessments described below are completed.

The Company has also initiated communications with its key vendors and third parties to obtain assurances that their systems will be Year 2000 compliant. These communication and evaluation processes are ongoing.

The Company is using internal programming resources, outside consulting services, system upgrades from existing vendors and replacement of existing packages with packages that are Year 2000 compliant. Certain systems are being replaced to modernize existing systems, not just for Year 2000 compliance. Total expenditures relating to implementing the plan are currently estimated to be $11.0 million for fiscal years 1997 through 2000, a substantial portion of which will be capitalized expenditures relating to acquisition and implementation of new package systems. This cost estimate does not include time and costs that may be incurred by the Company as a result of failure of any third parties to become Year 2000 ready or costs to implement contingency plans. As of the end of fiscal year 1998, the Company has incurred costs of approximately $5.1 million relating to the Company's Year 2000 initiatives.

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


   Seasonality

   The Company's retail and mail order businesses experience two distinct selling seasons, spring and fall. The spring season is comprised of the first and second quarters and the fall season is comprised of the third and fourth quarters. Net sales are usually substantially higher in the fall season and selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season. Approximately 34% of annual net sales in fiscal 1998 occurred in the fourth quarter. The Company's working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. The Company is currently reviewing SFAS No. 133 and is not able to evaluate the impact, if any, it may have on future operating results or financial statement disclosures.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility and the Term Loan Facility. In order to manage this interest rate risk, the Company entered into an interest rate swap agreement in October 1997 for $70 million notional principal amount which was reduced to $50 million in October 1998. This agreement which has a term of three years, converts the interest rate to a fixed rate of 6.23%. If this interest rate swap agreement was settled on January 30, 1999, the Company would be required to pay an additional $1,047,000.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at January 30, 1999 were approximately $41.6 million.

Furthermore, the Company has a licensing agreement in Japan which provides for royalty payments based on sales of J.Crew merchandise as denominated in yen. The Company has from time to time entered into forward foreign exchange contracts to minimize this risk. At January 30, 1999, there were two forward foreign exchange contracts outstanding to sell 130 million Yen each at different rates of exchange which expired on March 31, 1999. In February 1999 the Company entered into forward foreign exchange contracts to sell 100 million Yen which expires on August 15, 1999 and 130 million Yen which expires on March 31, 2000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are set forth herein commencing on page F-1 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of individuals who are serving as directors of Holdings and executive officers of Holdings and Operating Corp. Each Director of Holdings will hold office until the next annual meeting of shareholders or until his or her successor has been elected and qualified. Officers are elected by the respective Boards of Directors and serve at the discretion of such Board.

Name                                       Age          Position
----                                       ---          --------
Emily Woods...............................  38           Director, Chairman of the Board
Richard W. Boyce..........................  44           Director, Chief Executive Officer
Charlotte L. Beers........................  63           Director
David Bonderman...........................  56           Director
Gregory D. Brenneman......................  37           Director
John W. Burden, III.......................  62           Director
James G. Coulter..........................  39           Director
Barbara K. Eisenberg......................  53           Vice President, General Counsel and Corporate
                                                         Secretary
Scott Formby..............................  37           Senior Vice President, Women's Design
Scott R. Gilbertson.......................  30           Senior Vice President, New Media and Strategic
                                                         Planning
Walter Killough...........................  44           Senior Vice President, General Manager, Mail Order
Nicholas Lamberti.........................  56           Vice President-Corporate Controller
Thomas A. Lesica..........................  39           Senior Vice President, Chief Information Officer
Michael Ovitz.............................  52           Director
Scott M. Rosen............................  40           Senior Vice President, Chief Financial Officer
Carol Sharpe..............................  44           Senior Vice President, General Merchandising
                                                         Manager, Retail
Trudy Sullivan ...........................  49           President-Mail Order
Brian T.  Swette..........................  45           Director
Josh S. Weston............................  70           Director


Emily Woods
     Ms. Woods became Chairman of the Board of Directors of Holdings upon consummation of the Recapitalization. Ms. Woods is also a director and Chairman of the Board of Operating Corp. Ms. Woods co-founded the J. Crew brand in 1983. Ms. Woods has also served as Chief Executive Officer and Vice-Chairman of Holdings and as Chief Executive Officer of Operating Corp. She is also a director of Beringer Wines Estates, Inc.

Richard W. Boyce
     Mr. Boyce became a director of Holdings upon consummation of the Recapitalization and Chief Executive Officer in January 1999. Mr. Boyce is the President of CAF, Inc. ("CAF"), a management consulting firm which advises various companies controlled by TPG. Prior to founding CAF in 1997, Mr. Boyce served as Senior Vice President of Operations for Pepsi-Cola North America ("PCNA") from 1996 to 1997, and Chief Financial Officer of PCNA from 1994 to 1996. He is also Chairman of Del Monte Foods Company. He is Chairman of Favorite Brands International Holding Corp., which filed for protection under Chapter 11 of the Bankruptcy Code on March 30, 1999.

Charlotte L. Beers
     Ms. Beers became a director of Holdings in June 1998. Ms. Beers has been Chairman of J. Walter Thompson (advertising agency) since March 1999. She was Chairman and Chief Executive Officer of Ogilvy & Mather (advertising agency) from 1992 until 1997 and Chairman Emeritus from 1997 until March 1999. She also serves as a director of Gulfstream Aerospace Corp.

David Bonderman
     Mr. Bonderman became a director of Holdings upon consummation of the Recapitalization. Mr. Bonderman is a founding partner of TPG and has been Managing General Partner of TPG for more than five years. Mr. Bonderman serves on the Boards of Directors of Bell & Howell, Inc., Beringer Wine Estates, Inc., Continental Airlines, Inc., Denbury Resources Inc., Ducati Motor Holdings S.p.A., AerFi, Ltd., Landis & Gyr, Oxford Health Plans, Inc., Realty Information Group, Inc., Ryanair Ltd., Virgin Entertainment Group Ltd. and Washington Mutual, Inc.

Gregory D. Brenneman
     Mr. Brenneman became a director of Holdings in June 1998. He has been President of Continental Airlines Inc. since 1996 and Chief Operating Officer of Continental Airlines Inc. since 1995. Prior thereto, he was a Vice President of Bain & Company (consulting firm) for more than five years. He has been a director of Continental since 1995 and is a director of Browning-Ferris Industries, Inc.

John W. Burden, III
     Mr. Burden became a director of Holdings in June 1998. Mr. Burden has been a retail consultant for more than five years. He also serves as a director of Saks Incorporated and Chicos Fas Inc.

James G. Coulter
     Mr. Coulter became a director of Holdings upon consummation of the Recapitalization. Mr. Coulter is a founding partner of TPG and has been Managing General Partner of TPG for more than five years. He serves on the Boards of Directors of America West Holdings Corp., Beringer Wine Estates, Inc., Genesis Eldercare, Inc., Northwest Airlines, Inc., Oxford Health Plans, Inc., Communications Partners, L.P. and Virgin Entertainment Group Ltd.

Barbara K. Eisenberg
     Ms. Eisenberg joined the Company in October 1998 as Vice President, General Counsel and Corporate Secretary. Prior thereto, she was Vice President, Associate General Counsel and Corporate Secretary of Burlington Industries, Inc. (textile manufacturer) for more than five years.

Scott Formby
     Mr. Formby became Senior Vice President, Design of J.Crew in 1999. Prior thereto, he was Vice President, Design for more than five years.

Scott R. Gilbertson
     Mr. Gilbertson joined the Company in October 1998 as Senior Vice President of New Media and Strategic Planning. He was an associate of CAF from February 1998 until joining the Company and a consultant with The Boston Consulting Group for more than five years prior thereto.

Walter Killough
     Mr. Killough has been Senior Vice President, General Manager, Mail Order for more than five years.

Nicholas Lamberti
     Mr. Lamberti has been Vice President - Corporate Controller for more than five years.

Thomas A. Lesica
     Mr. Lesica joined the Company in January 1999 as Senior Vice President and Chief Information Officer. He was with PepsiCo, Inc. as Vice President and Chief Information Officer from 1997 until joining the Company and Director of Information Technology of Pepsi Cola Company prior thereto.

Michael Ovitz
     Mr. Ovitz became a director of Holdings in June 1998. He is an independent businessman and investor and co-founded Artists Management Group, a management/production multi-media company. From October 1995 to December 1996, Mr. Ovitz was President of the Walt Disney Company. For more than five years prior to 1995, Mr. Ovitz served as Chairman of Creative Artists Agency, which he co-founded. Mr. Ovitz is also a director of Gulfstream Aerospace Corp. and Livent, Inc.

Scott M. Rosen
     Mr. Rosen joined the Company in 1994 as Chief Financial Officer of Mail Order. Since May 1998, he has been Senior Vice President and Chief Financial Officer.

Carol Sharpe
     Ms. Sharpe was appointed Senior Vice President, General Merchandising Manager, Retail in March 1999. She was Senior Vice President and General Merchandising Manager-Women's from 1998 until then and Vice President, Women's for more than 5 years prior thereto.

Trudy Sullivan
     Ms. Sullivan has been President, Mail Order since 1998. Prior thereto, she was President of Clifford and Wills from 1995 to 1998 and a Senior Vice President, Merchandising of United Retail Group from 1992 to 1995.

Brian T. Swette
     Mr. Swette became a director of Holdings in June 1998. He has been Senior Vice President of Marketing and International of eBay Inc. (person-to-person trading community on the Internet) since August 1998. He was Executive Vice President and Chief Marketing Officer-Global Beverages of Pepsi-Cola Beverages from 1996 until joining eBay and Executive Vice President Marketing-North America of Pepsi-Cola Beverages from 1994 to 1996. He is also a director of eBay Inc.

Josh S. Weston
     Mr. Weston became a director of Holdings in June 1998. He has been Honorary Chairman of the Board of Directors of Automatic Data Processing (computing services business) since 1998. He was Chairman of the Board of Automatic Data Processing from 1996 until 1998 and Chairman and Chief Executive Officer for more than five years prior thereto. Mr. Weston is also a director of Olsten Corp., Public Service Enterprise Group, Shared Medical Systems Corporation and Russ Berrie & Company, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth compensation paid by the Company for fiscal years 1998, 1997 and 1996 to each individual serving as its chief executive officer during fiscal 1998, to each of the four other most highly compensated executive officers of the Company as of the end of fiscal 1998 and to two other executive officers of the Company whose employment terminated during fiscal year 1998.



                                                          Annual Compensation
                                        -------------------------------------------------------------
Name                                                                                  Other Annual
and                        Fiscal         Salary                Bonus                     Comp.
Principal Position          Year           ($)                   ($)                       ($)
------------------------   ------        -------         --------------               -------------
Emily Woods                1998        1,000,000            1,000,000                        --
 Chairman                  1997          700,000                   --                        --
                           1996          700,000                   --                        --

Richard W. Boyce           1998           83,333                   --                        --
 Chief Executive Officer   1997               --                   --                        --
                           1996               --                   --                        --

Scott Formby               1998          392,158              107,000                        --
  Senior Vice President,   1997          358,654               30,000                        --
  Women's Design           1996          325,000               30,000                        --

Carol Sharpe               1998          362,500              100,300                        --
  Senior Vice President,   1997          315,856               75,000                        --
  General Merchandising    1996          300,485               50,000                        --
  Manager, Retail

Trudy Sullivan             1998          310,000              230,000                        --
 President, Mail Order     1997          300,000              207,000                        --
                           1996          300,000               10,000                        --

Howard Socol               1998          807,692            1,000,000                    1,569,357/(5)/
  Former Chief Executive   1997               --                   --                        --
  Officer                  1996               --                   --                        --

Matthew Rubel              1998          479,000              422,000                        --
 Former President,         1997          465,787              130,800                        --
 Popular Club Plan         1996          422,418              150,000                        --

Barry Erdos                1998          428,000              150,000                      635,489/(9)/
  Former Chief Operating   1997               --                  --                         --
  Officer                  1996               --                  --                         --


                                                          Long-Term Compensation
                                                   ---------------------------------
                                                         Awards         Payouts
                                                   ----------------------------------
                                                       Securities
Name                                  Restricted       Underlying         LTIP                   All Other
and                        Fiscal       Stock           Options/        Payouts                    Comp.
Principal Position          Year     Award(s)($)(1)     SARS (#)          ($)                       ($)
------------------------   ------    --------------    -----------     ----------          --------------------
Emily Woods                1998             /(2)/           --              --                 2,907,590/(3)(11)/
 Chairman                  1997              --          2,461              --                10,004,750/(4)(11)/
                           1996              --             --              --                     4,500/(11)/

Richard W. Boyce           1998              --            276              --                        --
 Chief Executive Officer   1997              --             --              --                        --
                           1996              --             --              --                        --

Scott Formby               1998              --             --              --                     5,000/(11)/
  Senior Vice President,   1997              --            156              --                    64,750/(4)(11)/
  Women's Design           1996              --             --              --                     4,500/(11)/

Carol Sharpe               1998              --             62              --                     5,000/(11)/
  Senior Vice President,   1997              --             63              --                    54,750/(4)(11)/
  General Merchandising    1996              --             --              --                     4,500/(11)/
  Manager, Retail

Trudy Sullivan             1998              --            125              --                     5,000/(11)/
 President, Mail Order     1997              --             63              --                    54,750/(4)(11)/
                           1996              --             --              --                     4,500/(11)/

Howard Socol               1998              (6)            --                                 4,242,515/(7)/
  Former Chief Executive   1997              --             --              --                       --
  Officer                  1996              --             --              --                       --

Matthew Rubel              1998              --             --              --                 2,818,880/(8)(11)/
 Former President,         1997              --            188              --                   304,750/(4)(11)/
 Popular Club Plan         1996              --             --              --                     4,500/(11)/

Barry Erdos                1998              --            625              --                   273,077/(10)/
  Former Chief Operating   1997              --             --              --                        --
  Officer                  1996              --             --              --                        --

------------------------------
(1) There is no established public market for shares of Common Stock. Holders of restricted stock have the same right to receive dividends as other holders of Common Stock. The Company has not paid any cash dividends on its Common Stock.
(2) Ms. Woods was granted 3,308 shares of Common Stock ("Woods Restricted Shares"), of which 393 shares vested immediately upon grant, 972 shares will vest on each of the 3rd and 4th anniversaries of the Recapitalization and 971 shares will vest on the 5th anniversary of the Recapitalization.
(3) The amount set forth in this column includes reimbursement for income taxes in the amount of $ 2,902,590 incurred by Ms. Woods as a result of the grant of the Woods Restricted Shares.
(4) The amount set forth in this column includes a bonus paid in connection with the consummation of the Recapitalization.
(5) This amount is comprised of a signing bonus of $1,500,000 plus reimbursement of $69,357 in relocation expenses.
(6) Mr. Socol was granted 2,437 shares of Common Stock ("Socol Restricted Shares"). The shares vest 25% on each of February 24, 1999, 2000, 2001 and 2002, except that if Mr. Socol is terminated other than for cause the portion of the Socol Restricted Shares that would have vested in the two years following the date of such termination immediately vest. Holdings purchased the vested Socol Restricted Shares in accordance with the terms of the stockholders agreement among Mr. Socol, Holdings and TPG.
(7) This amount is comprised of (i) $2,242,515 for reimbursement of income taxes incurred as the result of the grant of the Socol Restricted Shares; and (ii) $2,000,000 severance payments in connection with the termination of Mr. Socol's employment.
(8) The amount includes a bonus of $2,813,880 paid in connection with the sale of Popular Club Plan.
(9) This amount is comprised of a signing bonus of $250,000 plus reimbursement of $385,489 in relocation expenses.
(10) This amount was paid as severance in connection with the termination of Mr. Erdos' employment. See "Employment Agreements and Other Compensation Arrangements" for a description of termination amounts payable to Mr. Erdos under his employment agreement.
(11) Includes Company matching contributions to 401(k) plan in the amounts of $5,000, $4,750 and $4,500 for fiscal years 1998, 1997 and 1996, respectively.

     The following Table shows information concerning stock options granted to any of the named executive officers during fiscal year 1998.

                       Option Grants In Fiscal Year 1998

                                                                                          Potential Realizable Value At
                                                                                             Assumed Annual Rates Of
                                                                                           Stock Price Appreciation For
                                     Individual Grants                                            Option Term
--------------------------------------------------------------------------------------------------------------------------------
                      Number of            Percent Of
                     Securities           Total Options
                     Underlying           Granted To
                       Options            Employees In      Exercise     Expiration
Name               Granted(#)/(1)(2)/      Fiscal Year      Price($/Sh)     Date          5%($)         10% ($)
--------------------------------------------------------------------------------------------------------------------------------
Richard W. Boyce           276               12.8%           1,363.64       6/1/05        153,218        357,064

Barry Erdos                625               29.0%           1,363.64      4/14/99             --             --

Carol Sharpe                62                2.9%           1,363.64     11/10/08         53,170        134,744

Trudy Sullivan             125                5.8%           1,363.64      5/15/08        107,198        271,661

-------------------------------------------
/(1)/  The Company has not granted any SARs.

/(2)/ Mr. Boyce's options have a 7-year term and became exercisable 100% on the date of grant. Mr. Erdos' options expire 90 days after the date of termination of his employment in accordance with the terms of his stock option grant. Ms. Sharpe's and Ms. Sullivan's options have a 10-year term and are exercisable 10% on the grant date, 10% on January 31, 1999 and 20% on January 31st in each of 2000, 2001, 2002 and 2003.



     The following Table shows the number of stock options held by the named executive officers at the end of fiscal year 1998. The named executive officers did not exercise any stock options in fiscal year 1998.

Aggregated Option Exercises in Fiscal Year 1998 and Fiscal Year-End Option Values

                                                                               Number Of Securities
                                                                              Underlying Unexercised
                                                                          Options At Fiscal Year End (1)
                                                                                        (#)
Name                                                                         Exercisable/Unexercisable
----                                                                         -------------------------

Richard W. Boyce........................................................              276 / 0
Barry  Erdos............................................................              62.5 / 562.5
Scott Formby............................................................              31.2 / 124.8
Matthew Rubel...........................................................              56.8 / 0
Carol Sharpe............................................................              25 / 100
Trudy  Sullivan.........................................................              37.6 / 150.4
Emily Woods.............................................................              492.2 / 1968.8

------------------------------------
(1) Although there is no established public market for shares of the Company's Common Stock, the Company's management believes that all options granted were out-of-the-money as of the end of fiscal year 1998.

Employment Agreements and Other Compensation Arrangements

     On October 17, 1997, Holdings and Operating Corp (the "Employers") and Ms. Woods entered into an employment agreement which provides that, for a period of five years commencing on the closing of the Recapitalization, she will serve as Chairman of the Board of Directors of Holdings. The employment agreement provides for an annual base salary of $1.0 million, and an annual target bonus of up to $1.0 million based on achievement of earnings objectives to be determined each year. The employment agreement also provides for the grant of 3,308 shares of Common Stock (the "Woods Restricted Shares"). (See footnotes 2 and 3 to the Executive Compensation Table for information on the vesting of the Woods Restricted Shares and the reimbursement of income taxes incurred by Ms. Woods in connection with such grant.) Ms. Woods is also entitled to various executive benefits and perquisites under the employment agreement.

     Under the terms of stock options awarded to Ms. Woods under the Company's Stock Option Plan, all unvested options shall become exercisable (i) if Ms. Woods' employment is terminated by Holdings without cause, by Ms. Woods for good reason or by reason of death or disability, or (ii) in the event of a change in control of Holdings.

     The Woods Restricted Shares and any shares of Common Stock acquired by Ms. Woods pursuant to the exercise of options are subject to a shareholders' agreement providing for certain transfer restrictions, registration rights and customary tag-along and drag-along rights.

     Mr. Socol had an employment agreement with the Employers which provided that, for a period of four years commencing on February 24, 1998, he would serve as Chief Executive Officer of Holdings and Operating Corp. The Employers also agreed to cause Mr. Socol to be elected as a member of the Board of Directors of Holdings. The employment agreement provided for an annual base salary of $1.0 million (subject to an increase to $1.2 million in any fiscal year following a fiscal year in which the Company's EBITDA (as defined) equals or exceeds $75 million), and provided an annual target bonus of up to 100 percent of his annual base salary based on achievement of earnings objectives to be determined each year provided that, with respect to fiscal year 1998, the bonus would be at least $500,000 regardless of whether the bonus objectives were achieved. The employment agreement also provided for the payment of a signing bonus of $1.5 million and the grant of 2,437 shares of Common Stock (the "Socol Restricted Shares"). See footnotes 6 and 7 to the Executive Compensation Table for information on the vesting of the Socol Restricted Shares and reimbursement of income taxes incurred by Mr. Socol in connection with such grant. The Socol Restricted Shares were subject to a shareholders' agreement providing for certain transfer restrictions, registration rights and customary tag-along and drag-along rights. Mr. Socol was also entitled to various executive benefits and perquisites under the employment agreement. Mr. Socol's employment agreement provided that in the event of his termination of employment other than for cause, death or disability (as provided therein), he would receive an amount equal to two times his base salary and any bonus to which he would have been entitled under his bonus plan for the fiscal year in which the termination occurred. Mr. Socol's employment with the Employers terminated on January 4, 1999. See footnotes 6 and 7 to the Executive Compensation Table for information concerning payments to Mr. Socol pursuant to his employment agreement in connection with the termination of his employment.

     Mr. Erdos had an employment agreement with Operating Corp. which provided that, for a period of three years commencing on April 13, 1998, he would serve as Chief Operating Officer of Operating Corp. The employment agreement provided for an annual salary of $600,000 and an annual target bonus of up to 50% of his annual base salary based on achievement of earnings objectives to be determined for each year provided that, with respect to fiscal year 1998, the bonus would be at least $150,000 regardless of whether the bonus objectives were achieved. The employment agreement also provided for the payment of a signing bonus of $500,000 and the grant of options to purchase 625 shares of Common Stock. The agreement provided that upon the termination of Mr. Erdos' employment by Operating Corp. other than for cause, death or disability (as provided therein), Mr. Erdos would receive his salary for 12 months and the payment of a pro rata bonus with respect to the fiscal year in which such termination occurred.

     Mr. Rubel had an employment agreement with Operating Corp. which provided that he would be employed as President of PCP with an annual salary of $475,000. The agreement also provided that Mr. Rubel was eligible for a performance-based annual bonus if certain performance objectives were satisfied as well as the opportunity to earn an additional bonus based on the "gain" on the sale of PCP (as defined in the agreement). The agreement provided Mr. Rubel with various executive benefits and perquisites. Finally, the agreement provided for continuation of salary and medical benefits for a period of one year if Mr. Rubel's employment was terminated without cause (as defined in the agreement).

Compensation Committee Interlocks and Insider Participation

  Ms. Woods, Chairman, is a member of the Compensation Committee of Holdings.

Compensation of Directors

     An attendance fee of $10,000 for each Board of Directors meeting is paid to each Director who is neither an employee of the Company nor a representative of TPG. Directors have the option to receive all or a portion of that fee paid in cash or in shares of Common Stock at a per share purchase price of $1,363.64 for fiscal year 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Common Stock of Holdings as of April 12, 1999 for each person who is known to Holdings to be the beneficial owner of 5% or more of the Common Stock. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.




                                         Name and Address        Amount and Nature of   Percent of
Title of Class                          of Beneficial Owner      Beneficial Ownership      Class
--------------------------------------------------------------------------------------------------

Common Stock                        TPG Partners II, L.P.        36,568.988 shares (1)        61.2%
                                    201 Main Street, Suite 2420
                                    Fort Worth, TX  76102
Common Stock                        Emily Woods                  11,818.083 shares (2)        19.8%
                                    J. Crew Group, Inc.
                                    770 Broadway
                                    New York, NY  10003

-------------------------
(1) These shares of Common Stock are held by TPG and the following affiliates of TPG (collectively, "TPG Affiliates"): TPG Parallel II L.P. and TPG Investors II, L.P.
(2) Includes (a) 492.2 shares not currently owned but which are issuable upon the exercise of stock options awarded under the Company's Stock Option Plan that are currently exercisable, and (b) 2,915 shares of Common Stock that have not vested and are held in custody by the Company until vesting thereof.

     The following table sets forth information regarding the beneficial ownership of each class of equity securities of Holdings as of April 12, 1999 for (i) each director, (ii) each of the executive officers identified in the table set forth under Item 11. "Executive Compensation", and (iii) all directors and all such executive officers as a group. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.


                                                                                   Amount and Nature of       Percent of
Title of Class                              Name of Beneficial Owner               Beneficial Ownership          Class
----------------------------------------------------------------------------------------------------------------------------

Common Stock                                Charlotte Beers                              45 shares                  *
Common Stock                                David Bonderman                         36,568.988 shares (1)          61.2%
Common Stock                                Richard W. Boyce                           276 shares (2)               *
Common Stock                                Gregory Brenneman                             44 shares                 *
Common Stock                                James G. Coulter                        36,568.988 shares (1)          61.2%
Common Stock                                Barry Erdos                                62.5 shares (2)              *
Common Stock                                Scott Formby                               31.2 shares (2)              *
Common Stock                                Michael Ovitz                                 52 shares                 *
Common Stock                                Matthew E. Rubel                           56.8 shares (2)              *
Common Stock                                Carol Sharpe                                25 shares (2)               *
Common Stock                                Trudy Sullivan                             37.6 shares (2)              *
Common Stock                                Brian Swette                                  52 shares                 *
Common Stock                                Josh Weston                                   45 shares                 *
Common Stock                                Emily Woods                             11,818.083 shares (3)          19.8%
Common Stock                                All Directors and specified         49,129.171 shares (1) (2) (3)      82.2%
                                            Officers as a Group
Series A Preferred Stock                    Charlotte Beers                               60 shares                 *
Series A Preferred Stock                    David Bonderman                     73,474.58 shares/(1)/              79.2%
Series A Preferred Stock                    Gregory Brenneman                             60 shares                 *
Series A Preferred Stock                    James G. Coulter                    73,474.58 shares/(1)/              79.2%
Series A Preferred Stock                    Michael Ovitz                                 60 shares                 *
Series A Preferred Stock                    Brian Swette                                  60 shares                 *
Series A Preferred Stock                    Josh Weston                                   60 shares                 *
Series A Preferred Stock                    Emily Woods                               2,978.505 shares              3.2%
Series A Preferred Stock                    All Directors and specified              76,753.085 shares             82.7%
                                            Officers as a Group

-------------------------------------
*Represents less than 1% of the class.

(1) Attributes ownership of the shares owned by TPG Affiliates to Messrs. Bonderman and Coulter, who are partners of TPG. Each of Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares owned by TPG Affiliates.

(2) These are shares not currently owned but which are issuable upon the exercise of stock options awarded under the Company's Stock Option Plan that are currently exercisable or become exercisable within 60 days.

(3) Includes (a) 492.2 shares not currently owned but which are issuable upon the exercise of stock options awarded under the Company's Stock Option Plan that are currently exercisable, and (b) 2,915 shares of Common Stock that have not vested and are held in custody by the Company until vesting thereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Erdos had a loan in the principal amount of $300,000 from the Company at an interest rate of 5.5%, compounded semi-annually, which loan has been paid in full.

     Holdings and its subsidiaries entered into a tax sharing agreement providing (among other things) that each of the subsidiaries will reimburse Holdings for its share of income taxes determined as if such subsidiary had filed its tax returns separately from Holdings.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements

          The following financial statements of J. Crew Group, Inc. and subsidiaries are included in Item 8:

          (i)     Report of KPMG LLP, Independent Auditors
          (ii)    Report of Deloitte & Touche LLP, Independent Auditors
          (iii)   Consolidated Balance Sheets January 30, 1999 and January 31,
                  1998
          (iv) Consolidated Statements of Operations - Years ended January 30, 1999, January 31, 1998 and 1997
          (v) Consolidated Statements of Stockholders' Equity (Deficit) - Years ended January 30, 1999, January 31, 1998 and 1997
          (vi) Consolidated Statements of Cash Flows - Years ended January 30, 1999, January 31, 1998 and 1997
          (vii)   Notes to consolidated financial statements

       2. Financial Statements Schedules

          Schedule II   Valuation and Qualifying Accounts.

       3. Exhibits

          The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated January 4, 1999, and the item reported was Item 5. Other Events.

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

                                                  J. CREW GROUP, INC.
Date:  April 26, 1999
                                                  By: /s/ Richard W. Boyce
                                                     -------------------------
                                                          Richard W. Boyce
                                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          Signature                                           Title                                 Date
                         ----------                                           -----                                 ----
              /s/ Emily Woods                                  Director; Chairman of the Board                April 26, 1999
-------------------------------------------------------------
               Emily Woods

              /s/ Richard W. Boyce                             Director; Chief Executive Officer              April 26, 1999
-------------------------------------------------------------  (Principal Executive Officer)
               Richard W. Boyce

              /s/ Scott Rosen                                  Senior Vice President, Chief Financial         April 26, 1999
-------------------------------------------------------------  Officer
                Scott Rosen                                    (Principal Financial Officer)

              /s/ Nicholas Lamberti                            Vice President, Corporate Controller           April 26, 1999
-------------------------------------------------------------  (Principal Accounting Officer)
                Nicholas Lamberti

              /s/ Charlotte Beers                              Director                                       April 26, 1999
-------------------------------------------------------------
               Charlotte Beers

              /s/ David Bonderman                              Director                                       April 26, 1999
-------------------------------------------------------------
               David Bonderman

              /s/ Gregory Brenneman                            Director                                       April 26, 1999
-------------------------------------------------------------
               Gregory Brenneman

              /s/ John Burden, III                             Director                                       April 26, 1999
-------------------------------------------------------------
               John Burden, III

              /s/ James G. Coulter                             Director                                       April 26, 1999
-------------------------------------------------------------
                James G. Coulter

              /s/ Michael Ovitz                                Director                                       April 26, 1999
-------------------------------------------------------------
                Michael Ovitz

              /s/ Brian Sweete                                 Director                                       April 26, 1999
-------------------------------------------------------------
                Brian Sweete

              /s/ Joshua Weston                                Director                                       April 26, 1999
-------------------------------------------------------------
                Joshua Weston

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                       Consolidated Financial Statements

                     January 30, 1999 and January 31, 1998

                  (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Board of Directors and Stockholders
J. Crew Group, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of J. Crew Group, Inc. and subsidiaries (the "Company") as of January 30, 1999 and January 31, 1998 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended January 30, 1999 and January 31, 1998 listed in the acccompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Crew Group, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended January 30, 1999 and January 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                        KPMG LLP

April 29, 1999

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders of J. Crew Group, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of J. Crew Group, Inc. and subsidiaries for the fiscal year ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit on accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of J. Crew Group, Inc. and subsidiaries for the fiscal year ended January 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
New York, New York
March 31, 1997

                            J.CREW GROUP, INC. AND
                                 SUBSIDIARIES


                          Consolidated Balance Sheets


                                                                                      January 30,         January 31,
                                     Assets                                              1999                1998
                                                                                      -----------         -----------
                                                                                               (in thousands)
Current assets:
    Cash and cash equivalents                                                           $  9,643              12,166

    Accounts receivable (net of allowance for doubtful

       accounts of $5,438)                                                                    --              16,834

    Merchandise inventories                                                              156,022             202,763

    Prepaid expenses and other current assets                                             38,026              62,399

    Deferred income taxes                                                                  2,148                  --

    Net assets held for disposal                                                          17,377                  --
                                                                                      -----------         -----------
                   Total current assets                                                  223,216             294,162

Property and equipment - at cost:

    Land                                                                                   1,460               1,460

    Buildings and improvements                                                            11,167              11,167

    Furniture, fixtures and equipment                                                     53,344              47,673

    Leasehold improvements                                                               114,424             101,407

    Construction in progress                                                               3,932               4,569
                                                                                      -----------         -----------
                                                                                         184,327             166,276

    Less accumulated depreciation and amortization                                        64,577              55,613
                                                                                      -----------         -----------
                                                                                         119,750             110,663
                                                                                      -----------         -----------
Other assets                                                                              15,185              17,053
                                                                                      -----------         -----------
                   Total assets                                                        $ 358,151             421,878
                                                                                      ===========         ===========
                      Liabilities and Stockholders' Deficit

Current liabilities:

    Notes payable - bank                                                               $  14,000                  --

    Accounts payable                                                                      40,130               65,553

    Other current liabilities                                                             59,175               77,700

    Deferred income taxes                                                                     --                7,981

    Federal and state income taxes payable                                                 2,577                  251
                                                                                      -----------         -----------
                   Total current liabilities                                             115,882              151,485

Long-term debt                                                                           282,695              298,161

Deferred credits and other long-term liabilities                                          44,799               43,578

Redeemable preferred stock                                                               150,548              130,296

Stockholders' deficit                                                                   (235,773)            (201,642)
                                                                                      -----------         -----------
                   Total liabilities and stockholders' deficit                         $ 358,151              421,878
                                                                                      ===========         ===========

See accompanying notes to consolidated financial statements.


                             J.CREW GROUP, INC. AND


                                  SUBSIDIARIES


                      Consolidated Statements of Operations


                                                                                     Years ended
                                                                   -------------------------------------------------
                                                                   January 30,                   January 31,
                                                                   ---------------    ------------------------------
                                                                        1999              1998             1997
                                                                   ---------------    --------------   -------------
                                                                                      (in thousands)

Revenues:

    Net sales                                                          $816,221           822,840          795,931

    Other                                                                 8,037            11,191           12,912
                                                                   ---------------    --------------   -------------
                                                                        824,258           834,031          808,843

Operating costs and expenses:

    Cost of goods sold, including buying and occupancy

       costs                                                            460,592           465,168          428,719

    Selling, general and administrative expenses                        336,590           359,811          348,305

    Write down of assets and other charges in

       connection with discontinuance of Clifford & Wills                13,300                --               --

    Termination costs and other

       nonrecurring employment contract charges                          7,995                 --               --
                                                                   ---------------    --------------   -------------
                                                                       818,477            824,979          777,024

                   Income from operations                                5,781              9,052           31,819

Interest expense - net                                                  39,323             20,494           10,470

Gain on sale of Popular Club Plan                                      (10,000)                --               --

Expenses incurred in connection with the Recapitalization                   --             20,707               --
                                                                   ---------------    --------------   -------------

                   (Loss) income before income taxes and
                     extraordinary item                                (23,542)           (32,149)          21,349

Benefit (provision) for income taxes                                     8,162              5,262           (8,800)
                                                                   ---------------    --------------   -------------
                   (Loss) income before extraordinary item             (15,380)           (26,887)          12,549

Extraordinary item - loss on early retirement of debt
    (net of income tax benefit of $3,127)                                   --             (4,500)              --
                                                                   ---------------    --------------   -------------
                   Net (loss) income                                  $(15,380)           (31,387)          12,549
                                                                   ===============    ==============   =============


See accompanying notes to consolidated financial statements.

                             J. CREW GROUP, INC. AND


                                  SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                     Years ended
                                                                   -------------------------------------------------
                                                                   January 30,                   January 31,
                                                                   ---------------    ------------------------------
                                                                        1999              1998             1997
                                                                   ---------------    --------------   -------------
                                                                                      (in thousands)

Cash flows from operating activities:

    Net (loss) income                                                  $  (15,380)      $ (31,387)       $ 12,549

    Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

          Gain on sale of subsidiary                                      (10,000)             --              --

          Write down of assets and other charges
            in connection with discontinued catalog                        15,000              --              --

          Loss on early retirement of debt                                     --           7,627              --

          Depreciation and amortization                                    15,972          15,255          10,541

          Amortization of deferred financing costs                          2,119             958             401

          Noncash interest expense                                         10,534           2,904              --

          Deferred income taxes                                           (10,129)         (5,010)         (1,184)

          Provision for losses on accounts receivable                       5,627           7,343           6,945

          Noncash compensation expense                                        881             150              --

    Changes in operating assets and liabilities:

       Accounts receivable                                                 (8,242)         33,902          (6,744)

       Merchandise inventories                                            (15,608)         (5,106)        (49,602)

       Prepaid expenses and other current assets                            8,167          (4,081)         (4,007)

       Other assets                                                        (2,559)           (587)           (375)

       Accounts payable                                                     7,415         (37,726)         31,864

       Other liabilities                                                    1,931          17,577           3,439

       Federal and state income taxes payable                               2,326          (9,268)         12,670
                                                                   ---------------    --------------   -------------
            Net cash (used in) provided by  operating activities            8,054          (7,449)         16,497
                                                                   ---------------    --------------   -------------
Cash flows from investing activities:

    Capital expenditures                                                  (41,177)        (43,134)        (27,462)

    Proceeds from construction allowances                                   4,823          11,767           4,981

    Proceeds from sale of subsidiary, net of related expenses              37,157              --              --
                                                                   ---------------    --------------   -------------
            Net cash provided by (used in) investing activities               803         (31,367)        (22,481)
                                                                   ---------------    --------------   -------------
Cash flows from financing activities:

    Increase in notes payable, bank                                        14,000              --              --

    Issuance of long-term debt                                                 --         295,257              --

    Repayment of long-term debt                                           (26,000)        (92,863)           (237)

    Costs incurred in connection with the issuance of debt                     --         (16,429)             --

    Proceeds from the issuance of common stock                                320          63,891              --

    Proceeds from the issuance of redeemable preferred stock                  300         125,000              --

    Repurchase and retirement of capital stock                                 --        (316,688)             --

    Costs incurred in connection with the repurchase of
       capital stock                                                           --         (14,318)             --

    Dividends paid                                                             --              --            (176)
                                                                   ---------------    --------------   -------------
            Net cash provided by (used in) financing activities           (11,380)         43,850            (413)
                                                                   ---------------    --------------   -------------
Increase (decrease) in cash and cash equivalents                           (2,523)          5,034          (6,397)

Cash and cash equivalents at beginning of year                             12,166           7,132          13,529
                                                                   ---------------    --------------   -------------
Cash and cash equivalents at end of year                         $          9,643          12,166           7,132
                                                                   ===============    ==============   =============
Supplementary cash flow information:

    Income taxes paid (refunded)                                         $   (515)       $  5,180        $ (3,600)
                                                                   ===============    ==============   =============
    Interest paid                                                        $ 27,763        $ 12,655        $  9,880
                                                                   ===============    ==============   =============
Noncash financing activities:

    Dividends on redeemable preferred stock                              $ 19,952        $  5,296        $     --
                                                                   ===============    ==============   =============


See accompanying notes to consolidated financial statements.


                                              J.CREW GROUP, INC. AND
                                                   SUBSIDIARIES

                           Consolidated Statements of Changes in Stockholders' Deficit

                                          (in thousands, except shares)



                                             6% noncumulative          8% cumulative
                                              preferred stock         preferred stock
                                            --------------------    --------------------
                                             Shares     Amount       Shares     Amount
                                            --------    --------    --------    --------
Balance at February 2, 1996                  15,794    $  1,579       5,000    $    500

Net income                                     --          --          --          --

Dividends                                      --          --          --          --
                                            --------    --------    --------    --------

Balance at January 31, 1997                  15,794       1,579       5,000         500

Net loss                                       --          --          --          --

Repurchase and retirement of
    capital stock                           (15,794)     (1,579)     (5,000)       (500)

Costs incurred in connection with the
    repurchase of capital stock                --          --          --          --

Issuance of 55,000 shares of
    common stock                               --          --          --          --

Preferred stock dividends                      --          --          --          --

Issuance of common stock pursuant
    to grant of restricted stock               --          --          --          --

Amortization of restricted stock               --          --          --          --
                                            --------    --------    --------    --------

Balance at January 31, 1998                    --          --          --          --

Net loss                                       --          --          --          --

Issuance of 238 shares of
    common stock                               --          --          --          --

Preferred stock dividends                      --          --          --          --

Issuance of common stock pursuant
    to grant of restricted stock, net          --          --          --          --


Forfeiture of shares of restricted stock       --          --          --          --

Amortization of restricted stock               --          --          --          --
                                            --------    --------    --------    --------

Balance at January 30, 1999                    --      $   --          --      $   --
                                            ========    ========    ========    ========

See accompanying notes to consolidated financial statements.


                                                                                                       Stock-
         Common stock               Additional      Retained                        Deferred           holders'
   --------------------------         paid-in       earnings        Treasury         compen-           equity
     Shares           Amount          capital      (Deficit)          stock          sation           (Deficit)
   -----------      ---------       -----------    -----------      ---------       -----------       -----------
      262,912       $    263            3,710           89,477        (5,896)             --               89,633

         --             --                 --           12,549            --              --               12,549

         --             --                 --             (176)           --              --                 (176)
   -----------      ---------       ----------     ------------     ---------       -----------       -----------
      262,912            263            3,710          101,850        (5,896)             --              102,006

         --             --               --            (31,387)         --                --              (31,387)

     (262,912)          (263)          (3,161)        (317,081)        5,896              --             (316,688)

         --             --               --            (14,318)         --                --              (14,318)

       55,000              1           63,890             --            --                --               63,891

         --             --               --             (5,296)         --                --               (5,296)

        3,308           --              4,500             --            --            (4,500)                --

         --             --               --               --            --               150                  150
   -----------      ---------       ----------     -----------      ---------       -----------           -------
       58,308              1           68,939         (266,232)         --            (4,350)            (201,642)

         --             --               --            (15,380)         --              --                (15,380)


          238           --                320             --            --              --                    320

         --             --               --            (19,952)         --              --                (19,952)

        2,437           --              1,120             --            --            (1,120)                  --

         --             --               --               --          (2,325)          2,325                   --

         --             --               --               --            --               881                  881
   -----------      ---------       ----------     -----------      ---------       -----------           -------
       60,983       $      1           70,379         (301,564)       (2,325)         (2,264)            (235,773)
   ===========      =========       ==========     ===========      =========       ===========           =======


                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997

(1) Nature Of Business And Summary Of Significant Accounting Policies

   (a)  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of J. Crew Group, Inc. ("Holdings") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

   (b)  Business

        The Company designs, contracts for the manufacture of, markets and distributes men's and women's apparel and accessories. The Company's products are marketed, primarily in the United States, through retail stores, catalogs, and the Internet. The Company is also party to a licensing agreement which grants the licensee exclusive rights to use the Company's trademarks in connection with the manufacture and sale of products in Japan. The license agreement provides for payments based on a specified percentage of net sales.

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

        The fiscal years 1998, 1997 and 1996 ended on January 30, 1999 (52 weeks), January 31, 1998 (52 weeks) and January 31, 1997 (52 weeks).

   (d)  Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $755,000 and $1,902,000 at January 30, 1999 and January 31, 1998,
        are stated at cost, which approximates market value.

                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997

   (e) Accounts Receivable

       Accounts receivable consists of installment receivables resulting from the sale of merchandise of Popular Club Plan, Inc., a subsidiary of the Company (see note 2). Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the accounts receivable base. Finance charge income (including the gain on sale of receivables (see note 5)), which is included in other revenues, for the fiscal years 1998, 1997 and 1996 was $5,325,000, $8,294,000 and $9,095,000.

   (f) Merchandise Inventories

       Merchandise inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company capitalizes certain design, purchasing and warehousing costs into inventory.

   (g) Catalog Costs

       Catalog costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream, which extends up to five months from the date catalogs are mailed. The Company accounts for catalog costs in accordance with the AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 30, 1999 and January 31, 1998 were $21,130,000 and $39,227,000. Catalog costs, which are reflected in selling and administrative expenses, for the fiscal years 1998, 1997 and 1996 were $116,515,000, $131,103,000 and $135,633,000

   (h) Property and Equipment

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

                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997

   (i) Other Assets

       Other assets consist primarily of debt issuance costs of $12,857,000 and $14,865,000 at January 30, 1999 and January 31, 1998, which are amortized over the term of the related debt agreements.

   (j) Income Taxes

       The provision for income taxes includes taxes currently payable and deferred taxes resulting from the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

   (k) Revenue Recognition

       Revenue is recognized for catalog sales when merchandise is shipped to customers, and at the time of sale for retail sales. The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date.

   (l) Store Preopening Costs

       Costs associated with the opening of new retail and outlet stores are expensed as incurred.

   (m) Derivative Financial Instruments

       Derivative financial instruments are used by the Company to manage its interest rate and foreign currency exposures. For interest rate swap agreements, the net interest paid is recorded as interest expense on a current basis. Gains or losses resulting from market fluctuations are not recognized. The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations. Gains and losses on contracts accounted for as hedges are deferred and recognized as adjustments to the bases of those assets. Contracts accounted for as speculative are marked to market and gains and losses are recorded currently. Such gains and losses were not material for the fiscal years ended January 30, 1999 and January 31, 1998.

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

            Years ended January 30, 1999, January 31, 1998 and 1997

   (o) Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of

       The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts.

   (p) Stock Based Compensation

       The Company accounts for stock-based compensation using the intrinsic value method of accounting for employee stock options as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly compensation expense is not recorded for options granted if the option price is equal to the fair market price at the date of grant.


(2)  Disposal of Businesses

   (a) Popular Club Plan

       In accordance with a sale agreement dated November 24, 1998 the Company sold all of the capital stock of Popular Club Plan, Inc. and subsidiaries ("PCP") to The Fingerhut Companies, Inc. effective as of October 30, 1998 for gross proceeds of $42.0 million in cash.

       A gain on the sale of PCP of $10.0 million is included in the statement of operations for fiscal 1998. For the nine months ended October 30, 1998 revenues of $124.1 million were included in the statement of operations.

   (b)  Clifford & Wills

       In 1998, management of the Company made a decision to exit the catalog and outlet store operations of Clifford & Wills ("C&W").

                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997

       The statement of operations for fiscal year 1998 includes a charge of $13,300,000 to write down assets to net realizable value and provide for other costs to be incurred in the discontinuance of operations including lease termination and severance costs. This loss includes the write-down of inventories of $9,400,000; the estimated loss on cancellation of leases of $1,000,000, severance costs of $1,100,000, write down of property and equipment of $600,000, and other related costs of $1,200,000.

       The inventory writedown of $9,400,000 was required due to lower than anticipated recovery rates on the liquidation of these inventories. The Company will use various methods to dispose of the inventories related to the discontinued catalog including special clearance catalogs, off-price merchants, and its outlet stores. Additionally fourth quarter charges of $1,700,000 included in selling expense were incurred relating to deferred catalog costs.

       Net assets held for disposal of $17,377,000 are included in the balance sheet as of January 30, 1999.

       Revenues of C&W included in the statement of operations for the year ended January 30, 1999 were $74.3 million.

(3) Recapitalization Transaction

    In October 1997, the Company entered into a recapitalization transaction (the "Recapitalization"). Holdings purchased from the existing Shareholders for an aggregate purchase price of approximately $316,688,000 all of the outstanding shares of Holdings' capital stock, other than a certain number of shares of Holdings' common stock held by existing shareholders which represented 14.8% of the outstanding shares of Holdings' common stock immediately following consummation of the Recapitalization. The purchase of such outstanding shares of capital stock was financed in part by (a) issuing to TPG Partners II, L.P., its affiliates and other investors shares of common stock of Holdings for approximately $63,891,000 and shares of preferred stock of Holdings for $125,000,000 and (b) consummating the debt and securitization transactions described in Notes 5, 6 and 7. In connection with the Recapitalization, the Company repaid substantially all of its preexisting debt obligations immediately before the consummation of the Recapitalization.

    Expenses incurred in connection with the Recapitalization consisted of:


         Management bonuses                              $12,163,000
         TPG financial advisory fee                        5,550,000
         Legal and accounting fees                         1,454,000
         Consulting fee                                    1,000,000
         Other                                               540,000
                                                          ----------
           Total                                         $20,707,000
                                                          ----------

                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997



(4)  Other Current Liabilities

     Other current liabilities consist of:

                                                           January 30,       January 31,
                                                              1999               1998
                                                          ------------      ---------------
Customer liabilities                                    $    6,861,000     $  18,572,000
Accrued catalog and marketing costs                          5,155,000        12,504,000
Taxes, other than income taxes                               3,834,000         9,067,000
Accrued interest                                             5,042,000         4,998,000
Accrued occupancy                                            4,059,000         2,592,000
Reserve for sales returns                                    3,473,000         3,529,000
Accrued compensation (including employment
 contract termination costs of $2,850,000 at                11,984,000         5,638,000
 January 30, 1999)

Other                                                       18,767,000        20,800,000
                                                          ------------      ---------------
                                                        $   59,175,000     $  77,700,000
                                                          ------------      ---------------


(5) Sale of Accounts Receivable

    In October 1997, the Company entered into an agreement to securitize certain customer installment receivables of Popular Club Plan, Inc. on a revolving basis. The Company had no obligation to reimburse the trust or the purchasers of beneficial interests for credit losses. The transactions were accounted for as a sale in accordance with the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under SFAS No. 125, no servicing asset or liability was recorded as fees charged were expected to cover related expenses.

    At January 31, 1998, $46,000,000 of accounts receivable had been sold. The sale of the receivables resulted in a gain on sale of $1,472,000 during the year ended January 31, 1998, which was included in other revenues.

    Obligations under the securitization agreement were assumed by the acquiror under the terms of the sale agreement with The Fingerhut Companies, Inc. (see Note 2).

                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997


(6)  Long-Term Debt

                                                         January 30,        January 31,
                                                            1999               1998
                                                          ---------------    ---------------
Term loan (a)                                                44,000,000         70,000,000
10-3/8% senior subordinated notes (b)                       150,000,000        150,000,000
13-1/8% senior discount debentures (c)                       88,695,000         78,161,000
                                                          ---------------    ---------------
      Total                                         $       282,695,000        298,161,000
                                                          ---------------    ---------------


       (a) The term loan is subject to the same interest rates and security terms as the Revolving Credit Agreement. Weighted average interest rates were 8.5% at January 30, 1999 and January 31, 1998 (see Note
           7). The term loan is repayable in quarterly installments of $2.5 million from February 2001 through November 2001 and $4.25 million from February 2002 through November 2003. Proceeds of $26.0 million from the sale of PCP were used to repay the term loan in 1998.

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

       (c) The senior discount debentures were issued in aggregate principal amount of $142.0 million at maturity and mature on October 15, 2008. These debentures are senior unsecured obligations of Holdings. Cash interest will not accrue prior to October 15, 2002. The principal amount of the debentures will accrete at a rate of 13-1/8% per annum Interest will be payable in arrears on April 15 and October 15 of each year subsequent to October 15, 2002. The senior discount debentures may be redeemed at the option of Holdings on or after October 15, 2002 at prices ranging from 106.563%, to 100% in 2005 and thereafter.

       The maturities of long-term debt required during the next five years are:

          Fiscal year                    Amount
         ------------                --------------
          1999                       $          --
          2000                                  --
          2001                          10,000,000
          2002                          17,000,000
          2003                          17,000,000

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997

(7)  Lines of Credit

     On October 17, 1997, in connection with the Recapitalization, the Company entered into a syndicated revolving credit agreement of up to $200.0 million (the "Revolving Credit Agreement") with a group of banks. This agreement was amended on March 18, 1998, November 23, 1998 and April 20, 1999. Borrowings may be utilized to fund the working capital requirements of the Company including issuance of stand-by and trade letters of credit and bankers' acceptances.

     Borrowings are secured by a perfected first priority security interest in all assets of the Company's subsidiaries and bear interest, at the Company's option, at a base rate equal to the Administrative Agent's Eurodollar rate plus an applicable margin or an alternate base rate equal to the highest of the Administrative Agent's prime rate, a certificate of deposit rate plus 1% or the Federal Funds effective rate plus one-half of 1% plus, in each case, an applicable margin. The Revolving Credit Agreement matures on October 17, 2003.

     Maximum borrowings under revolving credit agreements were $104,000,000 during fiscal 1998 and 1997, and $55,000,000 during fiscal 1996 and average borrowings were $47,500,000, $54,300,000 and $31,200,000. Borrowings outstanding under the Company's revolving credit agreement were $14,000,000 at January 30, 1999. There were no borrowings outstanding at January 31, 1998.

     Outstanding letters of credit established to facilitate international merchandise purchases at January 30, 1999 and January 31, 1998 amounted to $41,628,000 and $20,143,000.

     The provisions of the Revolving Credit Agreement, as amended, require that the Company maintain certain levels of (i) leverage ratio, (ii) interest coverage ratio and (iii) inventory coverage ratio; provide for limitations on capital expenditures, sale and leaseback transactions, liens, investments, sales of assets and indebtedness; and prohibit the payment of cash dividends on shares of common stock.


(8)  Common Stock

     The restated certificate of incorporation authorizes Holdings to issue up to 100,000,000 shares of common stock; par value $.01 per share. During 1998 directors acquired 150 shares of common stock and converted directors fees into 88 shares of common stock.

                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997


(9)  Redeemable Preferred Stock

     The restated certificate of incorporation authorizes Holdings to issue up to:

     (a) 1,000,000 shares of Series A cumulative preferred stock; par value $.01 per share; and

     (b) 1,000,000 shares of Series B cumulative preferred stock; par value $.01 per share.

      In connection with the Recapitalization, Holdings issued 92,500 shares of Series A Preferred Stock and 32,500 shares of Series B Preferred Stock. During 1998 directors acquired 300 shares of preferred stock at $1,000 per share.

      The Preferred Stock accumulates dividends at the rate of 14.5% per annum (payable quarterly) for periods ending on or prior to October 17, 2009. Dividends compound to the extent not paid in cash. On October 17, 2009, Holdings is required to redeem the Series B Preferred Stock and to pay all accumulated but unpaid dividends on the Series A Preferred Stock. Thereafter, the Series A Preferred Stock will accumulate dividends at the rate of 16.5% per annum. Subject to restrictions imposed by certain indebtedness of the Company, Holdings may redeem shares of the Preferred Stock at any time at redemption prices ranging from 103% of liquidation value plus accumulated and unpaid dividends at October 17, 1998 to 100% of liquidation value plus accumulated and unpaid dividends at October 17, 2000 and thereafter. In certain circumstances (including a change of control of Holdings), subject to restrictions imposed by certain indebtedness of the Company, Holdings may be required to repurchase shares of the Preferred Stock at liquidation value plus accumulated and unpaid dividends.

      Accumulated but unpaid dividends amounted to $25,248,000 at January 30, 1999. Dividends were recorded as an increase to redeemable preferred stock and a reduction of retained earnings.

                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997


(10) Commitments and Contingencies

   (a) Operating Leases

       As of January 30, 1999, the Company was obligated under various long-term operating leases for retail and outlet stores, warehouses, office space and equipment requiring minimum annual rentals. These operating leases expire on varying dates to 2012. At January 31, 1999 aggregate minimum rentals in future periods are as follows:

           Fiscal year                           Amount
           ------------                      ------------
             1999                          $   32,660,000
             2000                              30,633,000
             2001                              28,442,000
             2002                              27,541,000
             2003                              27,447,000
             Thereafter                       122,102,000


       Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

       Rent expense for fiscal 1998, 1997 and 1996 was $42,347,000, $35,753,000 and $29,852,000, including contingent rent based on store sales of $3,270,000, $2,877,000 and $2,850,000.

   (b) Employment Agreements

       The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

   (c) Litigation

       The Company is subject to various legal proceedings and claims that arise in the ordinary conduct of its business. Although the outcome of these claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

       The Company has been named as one of the defendants in two lawsuits relating to its purchasing of products from independent garment manufacturers in Saipan (Commonwealth of the Northern Mariana Islands). On January 13, 1999 a complaint was filed in the U.S. District Court, Central District of California, ("Federal Action"), by a group of unidentified Asian garment workers against 17 U.S. clothing retailers, including the Company, and 11 Saipan garment manufacturers. The unidentified worker plaintiffs seek class action status and allege, among other things, violations of Federal racketeering and other laws in connection with labor practices and treatment of foreign workers in the defendant manufacturers' Saipan factories. The plaintiffs seek injunctive relief and unspecified monetary damages, including treble and punitive damages. A second complaint was filed on January 13, 1999 in Superior Court in San Francisco, California ("State Action"), by a labor union and three nonprofit groups against the same 17 U.S. clothing retailers, including the Company, one additional retailer and other unnamed defendants alleging violations of California law for allegedly unlawful and unfair business practices and misleading advertising in connection with labeling of products and labor practices regarding foreign workers in Saipan. The plaintiffs seek injunctive relief and unspecified damages.

       All the defendants in the Federal Action, including the Company, jointly moved to (i) change the venue of the Federal Action to the United States District Court in the Commonwealth of the Northern Mariana Islands, where the related action against certain manufacturing defendants is pending, and (ii) dismiss the Federal Action for failure to state a claim. All the defendants in the State Action, including the Company, jointly moved to dismiss the State Action for failure to state a claim. These actions are still at a very preliminary stage, and, accordingly, it is too early to evaluate the likelihood of an unfavorable outcome.

                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997


(11) Employee Benefit Plan

     The Company has a thrift/savings plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company's contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the thrift/savings plan were $1,780,000 for fiscal 1998 and 1997 and $1,680,000 for fiscal 1996.


(12) License Agreement

     The Company has a licensing agreement through January 2003 with Itochu Corporation, a Japanese trading company. The agreement permits Itochu to distribute J. Crew merchandise in Japan. The Company earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 1998, 1997 and 1996 was $2,712,000, $2,897,000, and $3,817,000.

(13) Interest Expense - Net

      Interest expense, net consists of the following:

                                                   1998              1997               1996
                                             --------------   ------------------  ----------------
   Interest expense                        $    40,379,000         20,636,000        10,613,000
   Interest income                              (1,056,000)          (142,000)         (143,000)
                                             --------------   ------------------  ----------------
          Interest expense, net            $    39,323,000         20,494,000        10,470,000
                                             --------------   ------------------  ----------------


(14) Financial Instruments

     The following disclosure about the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The fair value of the Company's long-term debt is estimated to be approximately $246,680,000 and $275,290,000 at January 30, 1999 and January 31, 1998, respectively, and is based on dealer quotes or quoted market prices of the same or similar instruments The carrying amounts of long-term debt were $282,695,000 and $298,161,000 at January 30, 1999 and January 31, 1998. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes payable-bank, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997

   In October 1997 the Company entered into an interest rate swap agreement for $70 million notional amount, which was reduced to $50 million in October 1998, which effectively converted the interest rate on its term loan and borrowings on the Revolving Credit Agreement from a variable rate to a fixed rate of 6.23% through October 2000. If this agreement was settled on January 30, 1999, the Company would be required to pay $1,047,000.

   At January 30, 1999, the Company had two forward foreign exchange contracts outstanding to sell 130 million yen each on March 31, 1999 at different rates of exchange. These contracts are entered into to manage the foreign exchange rate exposure relating to foreign licensing revenues. The fair value of the contracts approximate carrying value. There were no outstanding foreign exchange contracts at January 31, 1998.

   The Company is exposed to credit losses in the event of nonperformance by the counterparties to these contracts, but it does not expect any counterparties to fail to meet their obligation given their high-credit rating.

                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997

(15) Income Taxes

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

     The (benefit) provision for income taxes consists of:

                                                                     1998               1997              1996
                                                                   -------------     --------------   --------------
Current:
 Foreign                                                            $   270,000           309,000           400,000
 Federal                                                                600,000          (866,000)        8,984,000
 State and local                                                      1,097,000           305,000           600,000
                                                                   -------------     --------------   --------------
                                                                      1,967,000          (252,000)        9,984,000
Deferred - Federal, state and local                                 (10,129,000)       (5,010,000)       (1,184,000)
                                                                   -------------     --------------   --------------
Income taxes before tax effect of extraordinary items               $(8,162,000)       (5,262,000)        8,800,000
Extraordinary item - current -
Federal, state and local                                                     --        (3,127,000)               --
                                                                   -------------     --------------   --------------
     Total (benefit) provision for income taxes                      (8,162,000)       (8,389,000)        8,800,000
                                                                   =============     ==============   ==============

   A reconciliation between the (benefit) provision for income taxes based on the U.S. Federal statutory rate and the Company's effective rate is as follows.

                                                                     1998              1997              1996
                                                               -------------     --------------   --------------
Federal income tax rate                                            (35.0)%           (35.0)%             35.0%
State and local income taxes, net                                                                         5.3
 of Federal benefit                                                 (1.4)             (1.8)
Nondeductible expenses and Other                                     1.7              15.7                0.9
                                                                -------------     --------------   --------------
Effective tax rate                                                 (34.7 )%          (21.1) %            41.2%
                                                                -------------     --------------   --------------

                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997

   The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

                                                                    January 30,         January 31,
                                                                        1999               1998
                                                                   ----------------    -----------------
Deferred tax assets:
 Allowance for doubtful accounts                                       $        --       $  2,118,000
 State and local net operating loss carryforwards                        4,132,000          4,074,000
 Difference in book and tax basis                                        2,302,000          2,277,000
   for property and equipment
 Original issue discount                                                 5,190,000          1,154,000
 Other                                                                   1,798,000          1,447,000
                                                                   ----------------    -----------------
                                                                        13,422,000         11,070,000
                                                                   ----------------    -----------------
Deferred tax liabilities:
 Prepaid catalog expenses and other
 prepaid expenses                                                      (11,274,000)       (19,051,000)
                                                                   ----------------    -----------------

Net deferred income tax assets (liabilities)                          $  2,148,000       $ (7,981,000)
                                                                   ================    =================

     Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The Company has state and local income tax net operating loss carryforwards of varying amounts.


(16) Extraordinary Item

     In October 1997, the Company prepaid $85 million principal amount of senior notes and recorded an extraordinary loss of $4,500,000 (net of an income tax benefit of $3,127,000) consisting of the write-off of deferred financing costs and redemption premiums related to the early retirement of debt.

(17) Stock Options

      The J.Crew Group, Inc. Stock Option Plan (the "Option Plan") was adopted by the Company in 1997. Under the terms of the Option Plan, an aggregate of 7,388 shares are available for grant to certain key employees or consultants. During 1997, 3,934 options were granted at an exercise price per share of $1,364 for 3,114 options; $1,705 for 164 options; $2,131 for 164 options; $2,664 for 164 options; $3,330 for 164 options; and $4,162 for 164 options. During 1998, 2,155 options were granted at an exercise price of $1,364 and 1,103 options were forfeited.

                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997


     The options have terms of seven to ten years and become exercisable over a period of five years. At January 30, 1999, 4,986 options were outstanding at a weighted average exercise price of $1,600 per share, of which 1,251 were exercisable at a weighted average exercise price of $1,409 per share.

     Options granted under the Option Plan are subject to various conditions, including under some circumstances, the achievement of certain performance objectives.


(18) Employee Restricted Stock

     Under the terms of employment agreements with several key executives 5,745 shares of restricted stock have been awarded. These shares vest through October 2002. Deferred compensation of $5,620,000 was credited to additional paid in capital. Deferred compensation is charged to expense over the vesting period.

     In connection with the termination of an executive, 2,437 shares were forfeited and deferred compensation of $2,325,000 was reversed and the shares were reacquired as treasury stock.


(19) Termination costs and other non-recurring employment contract changes

     Charges of $2,850,000 were incurred in fiscal 1998 in connection with the termination of the employment contracts of two senior executives including the former Chief Executive Officer. Additionally, during fiscal 1998, tax gross-up payments of $5,145,000 were made on behalf of senior executives relating to restricted stock grants.

(20) Segment Information

     On January 1, 1998, the Company adopted SFAS 131, "Disclosure About Segments of An Enterprise and Related Information". This statement does not affect the Company's financial position or results of operations.

     The Company designs, contracts to manufacture and markets men's, women's, and children's apparel, accessories and home furnishings primarily under Company owned brand names. The brands are marketed through various channels of distribution including retail and factory outlet stores, catalogs, the Internet and licensing arrangements with third parties. These operations have been aggregated into three reportable segments based on brand identification: J. Crew, Clifford & Wills and Popular Club Plan.

     All of the Company's identifiable assets are located in the United States. Export sales are not significant.

     During 1998, the Company sold Popular Club Plan, Inc. (PCP) to The Fingerhut Companies, Inc. and decided to discontinue the operations of its Clifford & Wills (C&W) brand. The revenues and operating income of PCP are included through October 30, 1998 and through January 30, 1999 for C&W.

                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997


     Income from operations relating to Clifford & Wills for fiscal 1998 includes a noncash write-down of $13,300,000 relating to the discontinuance of C&W operations and $1,700,000 of fourth quarter charges to write off deferred catalog costs. (See note 2).

                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997


   Management evaluates the results of operations of its segments based on income from operations. Corporate and other expenses include expenses incurred by the corporate office and certain non-recurring expenses that are not allocated to specific business units. Corporate and other expenses in fiscal 1998 include tax gross-up payments related to restricted stock grants and employee contract termination costs.

   Corporate and other expenses in fiscal 1997 include a one-time bonus expense related to the employment of a senior executive and non-recurring consulting fees incurred as a result of the Recapitalization.

   Segment assets represent the assets used directly in the operations of each business unit such as inventories and property and equipment. Corporate assets consist principally of investments, deferred financing costs and deferred compensation.

   The accounting policies used for segment reporting are consistent with those described in the summary of significant accounting policies.

Revenues                                                  1998               1997                1996
---------                                         ------------------- -----------------    ---------------
J. Crew                                           $       625,897    $       577,594     $       556,126
Clifford & Wills                                           74,303             72,063              75,046
PCP                                                       124,058            184,374             177,671
                                                  ------------------- -----------------    ---------------
                                                  $       824,258    $       834,031     $       808,843
                                                  =================== ==================   ===============

                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997

Income from Operations                                      1998                1997                 1996
                                                 --------------------  --------------------  ------------------
J. Crew                                           $        34,736     $         8,393      $        30,803
Clifford & Wills                                          (16,694)             (1,186)              (2,596)
PCP                                                        (2,701)              7,550                3,612
Corporate and other                                        (9,560)             (5,705)                   -
                                                 --------------------  --------------------  ------------------
Income from operations                                      5,781               9,052               31,819
                                                 --------------------  --------------------  ------------------

Interest expense, net                                     (39,323)            (20,494)             (10,470)
Gain on sale of PCP                                        10,000                   -                    -
Expense incurred in
connection with the
Recapitalization                                                -             (20,707)                   -
                                                 --------------------  --------------------  ------------------

Income (loss) before income taxes                 $       (23,542)    $       (32,149)     $        21,349
                                                 ====================  ====================  ===================

Depreciation and amortization                               1998               1997                1996
                                                 --------------------  --------------------  ------------------
J. Crew                                           $        14,455    $        13,645     $         8,911
Clifford & Wills                                              327                199                 548
PCP                                                         1,015              1,279               1,082
Corporate                                                     175                132                   -
                                                 --------------------  --------------------  ------------------
                                                  $        15,972    $        15,255     $        10,541
                                                 ====================  ====================  ===================

                              J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            Years ended January 30, 1999, January 31, 1998 and 1997

Identifiable Assets                                         1998           1997           1996
                                                     ---------------- ------------   ------------
J. Crew                                                $  311,120     $  314,186     $  287,030
Clifford & Wills                                           17,377         29,078         26,408
PCP                                                             -         57,811         91,783
Corporate                                                  29,654         20,803          5,600
                                                     ---------------- ------------   ------------
                                                       $  358,151     $  421,878     $  410,821
                                                     ================ ============   ============

Capital Expenditures (net of disposals)                     1998           1997           1996
                                                     ---------------- ------------   ------------
J. Crew                                                $   34,084     $   41,149     $   25,115
Clifford & Wills                                              (59)           (98)            37
PCP                                                         5,264          2,058          2,190
Corporate                                                   1,888             25            120
                                                     ---------------- ------------   ------------
                                                       $   41,177     $   43,134     $   27,462
                                                     ================ ============   ============

SCHEDULE II    VALUATION AND QUALIFYING ACCOUNTS
               ($ in thousands)

                                                beginning       charged to cost         charged to other                  ending
                                                 balance         and expenses               accounts      deductions      balance
                                                                           ($ in thousands)

Allowance for doubtful accounts
-------------------------------
(deducted from accounts receivable)
fiscal year ended:
             January 30, 1999                   $5,438           5,627                      ----           (5,579)(c)     $----
                                                                                                           (5,486)(a)
             January 31, 1998                    4,357           7,343                      ----           (6,262)(a)      5,438
             January 31, 1997                    4,824           6,945                      ----           (7,412)(a)      4,357


Inventory impairment reserve
----------------------------
(deducted from inventories)
fiscal year ended:
             January 30, 1999                   $4,400           4,929                     ----             2,200(c)     $6,122
                                                                                                            1,007(d)
             January 31, 1998                    3,289           1,111(b)                  ----             ----          4,400
             January 31, 1997                    5,226          (1,937)(b)                 ----             ----          3,289


Allowance for sales returns
---------------------------
(included in other current liabilities)
fiscal year ended:
             January 30, 1999                   $3,529             844(b)                  ----             500(c)       $3,473
                                                                                                            400(d)
             January 31, 1998                    2,406           1,123(b)                  ----             ----          3,529
             January 31, 1997                    2,384              22(b)                  ----             ----          2,406

(a)  accounts deemed to be uncollectible
(b) The inventory impairment reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period inventory write-downs and sales returns are charged to the statement of operations as incurred.
(c)  charged to gain on sale of Popular Club Plan, Inc.
(d) reclassified to net assets held for disposal (relating to discontinouance of Clifford & Wills operation

                                 EXHIBIT INDEX


Exhibit
  No.                                          Description
 ----                                          -----------
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

3.1        Restated Certificate of Incorporation of J. Crew Group, Inc. (incorporated by reference to Exhibit
           3.1 to the Registration Statement)

3.2(a)     By-laws of J. Crew Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registration
           Statement)

3.2(b)     By-laws amendment adopted June 1, 1998

4.1        Indenture, dated as of October 17, 1997, between J. Crew Group, Inc., as issuer, and State Street
           Bank and Trust Company, as trustee, relating to the Debentures (the "Indenture") (incorporated by reference to Exhibit 4.3 to the Registration Statement)

4.2(a)     Credit Agreement, dated as of October 17, 1997 ("Credit Agreement"), among J. Crew Group, Inc., J.
           Crew Operating Corp., the Lenders Party thereto, the Chase Manhattan Bank, as Administrative Agent, and Donaldson, Lufkin & Jenrette Securities Corporation, as Syndication Agent (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement, filed February 6, 1998
           (the "Amendment No. 1"))

4.2(b)     Amendment dated as of November 23, 1998 to the Credit Agreement

4.2(c)     Amendment dated as of March 18, 1998 to the Credit Agreement

4.2(d)     Amendment and Restatement Agreement dated as of April 20, 1999 relating to the Credit Agreement

4.3        Guarantee Agreement dated as of October 17, 1997, among J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank
           (incorporated by reference to Exhibit 4.6 to the Registration Statement)

4.4        Indemnity, Subrogation and Contribution Agreement dated as of October 17, 1997, among J. Crew
           Operating Corp., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.7 to the Registration Statement)

Exhibit
  No.                                       Description
 ----                                       -----------
  4.5      Pledge Agreement, dated as of October 17, 1997 among J. Crew Operating Corp., J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase
           Manhattan Bank (incorporated by reference to Exhibit 4.8 to the Registration Statement)

  4.6      Security Agreement, dated as of October 17, 1997 among J. Crew Operating Corp., J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase
           Manhattan Bank (incorporated by reference to Exhibit 4.9 to the Registration Statement)

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

10.1+      Employment Agreement, dated October 17, 1997, among J. Crew Group, Inc., J. Crew Operating Corp., TPG
           Partners II, L.P. (only with respect to Section 2(c) therein) and Emily Woods (the "Woods Employment
           Agreement") (incorporated by reference to Exhibit 10.1 to the Registration Statement)

10.2+      J. Crew Operating Corp. Senior Executive Bonus Plan (included as Exhibit A to the Woods Employment
           Agreement filed as Exhibit 10.1)

10.3+      Stock Option Grant Agreement, made as of October 17, 1997 between J. Crew Group, Inc. and Emily Woods
           (time based) (incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4+      Stock Option Grant Agreement, made as of October 17, 1997 between J. Crew Group, Inc. and Emily Woods
           (performance based) (incorporated by reference to Exhibit 10.4 to the Registration Statement)

10.5+      Letter Agreement between Matthew Rubel and J. Crew Group, Inc. (incorporated by reference to Exhibit
           10.5 to Amendment No. 2 to the Registration Statement, filed February 26, 1998)

Exhibit
  No.                                           Description
  ---                                           -----------
10.6+     Employment Agreement, dated February 24, 1998, among J. Crew Group, Inc., J. Crew Operating Corp.,
          TPG Partners II, L.P. (only with respect to Section 2(c) therein) and Howard Socol (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for fiscal year 1997)
10.7      Stockholders' Agreement, dated as of October 17, 1997, among J. Crew Group, Inc. and the Stockholder signatories thereto (incorporated by reference to Exhibit 4.1 to the Registration Statement)
10.8      Stockholders' Agreement, dated as of October 17, 1997, among J. Crew Group, Inc., TPG Partners II,
          L.P. and Emily Woods (included as Exhibit B to the Woods Employment Agreement filed as Exhibit 10.1)
10.9      J. Crew Group, Inc. 1997 Stock Option Plan  (incorporated by reference to Exhibit 10.13 to the
          Registration Statement)
10.10     Contract Carrier Agreement, between J. Crew Group, Inc. and United Parcel Service, Inc.
          (incorporated by reference to Exhibit 10.6 to the Registration Statement)
10.11     Custom Pricing Agreement, made November 15, 1996 between Federal Express Corporation and
          J. Crew Group, Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement)
10.12     Letter Agreement dated July 29, 1996 between World Color and Clifford & Wills, Inc. (incorporated by reference to Exhibit 10.10 to the Registration Statement)
10.13     Agreement dated August 14, 1997 between R.R. Donnelley & Sons Company and J. Crew Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement)
10.14     Letter Agreement, dated April 17, 1998, between J. Crew Operating Corp. and Barry Erdos
          (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for fiscal year 1997)
21.1      Subsidiaries of J. Crew Group, Inc.
27.1      Financial Data Schedule

-----------------------------
+Management contract or compensatory plan or arrangement.