Form 10-Q
period 1999-05-01
J CREW GROUP INC
filed 1999-06-10
CIK 1051251

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    May 1, 1999

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

As of May 24, 1999, there were outstanding 11,709,200 shares of Common Stock, par value $.01 per share.

Part I - Financial Information
Item 1 Financial Statements
                       J.Crew Group Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                          May 1,        January 30,
                                                                            1999               1999
                                                                          ------        -----------
                                                                      (unaudited)
                                                                              (In thousands)

ASSETS
------

CURRENT ASSETS:

Cash and cash equivalents                                                $11,030             $9,643
Merchandise inventories                                                  162,105            156,022
Prepaid expenses and other current assets                                 26,937             38,026
Deferred income taxes                                                      2,148              2,148
Net assets held for disposal                                              21,971             17,377
                                                                          ------             ------

              Total current assets                                       224,191            223,216
                                                                         -------            -------

PROPERTY AND EQUIPMENT - AT COST:                                        192,039            184,327
              Less accumulated depreciation and amortization             (69,681)           (64,577)
                                                                         --------           --------
                                                                         122,358            119,750

OTHER ASSETS                                                              15,389             15,185
                                                                          ------             ------

TOTAL ASSETS                                                            $361,938           $358,151
                                                                        ========           ========


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:

Notes payable - bank                                                     $39,000            $14,000
Accounts payable                                                          44,996             40,130
Other current liabilities                                                 35,107             59,175
Federal and state income taxes                                             5,112              2,577
                                                                           -----              -----

              Total current liabilities                                  124,215            115,882
                                                                         -------            -------

LONG-TERM DEBT                                                           285,523            282,695

DEFERRED CREDITS AND OTHER LONG TERM
LIABILITIES                                                               45,295             44,799

REDEEMABLE PREFERRED STOCK                                               155,992            150,548

STOCKHOLDERS' DEFICIT                                                   (249,087)          (235,773)
                                                                        ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $361,938           $358,151
                                                                        =========          =========


            See notes to unaudited consolidated financial statements

                       J.CREW GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Thirteen weeks ended
                                                               May 1, 1999         May 2, 1998
                                                               -----------         -----------
                                                                         (unaudited)
                                                                        (in thousands)
Revenues:
Net sales                                                        $142,280            $163,430
Other                                                                 695               2,356
                                                                  -------             -------
                                                                  142,975             165,786
                                                                  -------             -------

Cost of goods sold including buying and occupancy costs            78,918              96,818

Selling, general and administrative expenses                       68,173              81,268
                                                                  -------             -------

              Loss from operations                                 (4,116)            (12,300)


Interest expense - net                                             (9,244)             (9,362)
                                                                  ========            ========

              Loss before income taxes                            (13,360)            (21,662)

Income tax benefit                                                  5,350               8,880
                                                                  -------             -------

              Net loss                                            $(8,010)           $(12,782)
                                                                  ========           =========

            See notes to unaudited consolidated financial statements

                       J.CREW GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Thirteen weeks ended
                                                                              May 1,                     May 2,
                                                                                1999                       1998
                                                                              ------                     ------
                                                                                 (unaudited) (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                              ($8,010)                  ($12,782)
        Adjustments to reconcile net loss to net cash
        used in operating activities:
                    Depreciation and amortization                               3,977                      3,511
                    Amortization of deferred financing costs                      552                        538
                    Amortization of restricted stock                              140                        300
                    Non cash interest expense                                   2,828                      2,484
                    Provision for losses on accounts receivable                  ----                      1,651
        Changes in assets and liabilities providing/(using) cash:
                    Accounts receivable                                          ----                        133
                    Merchandise inventories                                    (6,083)                       393
                    Prepaid expenses and other current assets                  11,089                     11,286
                    Other assets                                                 (855)                      (819)
                    Net assets held for disposal                               (4,594)                      ----
                    Accounts payable                                            4,866                        301
                    Federal and state income taxes                              2,535                     (9,080)
                    Other liabilities                                         (23,456)                   (28,542)
                                                                              --------                   --------

        Net cash used in operating activities                                 (17,011)                   (30,626)
                                                                              --------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                   (7,712)                    (8,169)
        Proceeds from construction allowances                                   1,110                      1,923
                                                                                -----                      -----

        Net cash used in investing activities                                  (6,602)                    (6,246)
                                                                               =======                    =======

CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in notes payable, bank                                        25,000                     38,000
                                                                               ======                     ======

INCREASE IN CASH AND CASH EQUIVALENTS                                           1,387                      1,128

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  9,643                     12,166
                                                                                -----                     ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $11,030                    $13,294
                                                                              =======                    =======


NON-CASH FINANCING ACTIVITIES
         Dividends on preferred stock                                          $5,444                     $4,453
                                                                               ======                     ======

            See notes to unaudited consolidated financial statements

                     J.CREW GROUP, INC. AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

             THIRTEEN WEEKS ENDED MAY 2, 1998 AND MAY 1, 1999


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of J.Crew Group, Inc. ("Holding") and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of May 1, 1999 and the consolidated statements of operations and cash flows for the thirteen week periods ended May 2, 1998 and May 1, 1999 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended January 30, 1999.

The revenues and expenses of the discontinued Clifford and Wills catalog and outlet store operations for the thirteen weeks ended May 1, 1999 were not material and, as a result, have been netted in the accompanying consolidated statement of operations. The net assets of these operations were written down to net realizable value at January 30, 1999 based on a plan to dispose of existing and committed inventories. The results during the thirteen weeks ended May 1, 1999 did not substantially deviate from this plan.

The results of operations for the thirteen week period ended May 1, 1999 are not necessarily indicative of the operating results for the full fiscal year.


2.  SEGMENT REPORTING

Segment revenues and loss from operations, including a reconciliation to the Company's consolidated loss before income taxes, is as follows:


                                     Thirteen weeks ended
                                     --------------------
                                      May 1,     May 2,
Revenues:                              1999       1998
--------                             ---------  ---------
 j.crew                              $142,975   $106,532
 popular club plan                        ---     44,897
 clifford & wills                         ---     14,357
                                     --------   --------
                                     $142,975   $165,786
                                     --------   --------

Operating loss:
--------------
  j.crew                             $ (3,875)  $ (8,812)
  popular club plan                       ---     (1,356)
  clifford & wills                        ---     (1,381)
                                     --------   --------
                                       (3,875)   (11,549)

  corporate                              (241)      (751)
  interest expense, net                (9,244)    (9,362)
                                     --------   --------

  loss before income taxes           $(13,360)  $(21,662)
                                     --------   --------

3.  STOCK SPLIT

On April 13, 1999, the Board of Directors of the Company approved a 200 for 1 stock split of its common stock in the form of a stock dividend.


FORWARD LOOKING STATEMENTS

Certain statements in this Report on Form 10-Q constitute "forward -looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performances or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, Year 2000 issues, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three months ended May 1, 1999 decreased to $143.0 million from $165.8 million in the three months ended May 2, 1998. This decrease in revenues resulted from the sale of Popular Club Plan (PCP) and the discontinuance of the operations of Clifford & Wills (C&W) in 1998 which accounted for an aggregate decrease of $59.3 million. J.Crew brand revenues increased by $36.5 million from $106.5 million in the first quarter of 1998 to $143.0 million in the first quarter of 1999, an increase of 34.3%.

The revenues of J.Crew Retail increased from $50.0 million in the first quarter of 1998 to $64.6 million in the first quarter of 1999. This increase was due primarily to the sales from the 14 stores opened during 1998. Comparable store sales in the first quarter of 1999 increased by 10.5%. The number of stores open at May 1, 1999 increased to 67 from 65 at January 30, 1999.

The revenues of J.Crew Mail Order increased from $38.6 million in the first quarter of 1998 to $58.6 million in the first quarter of 1999. This increase in revenues resulted primarily from a 29% increase in pages circulated from 1.4 billion in the first quarter of 1998 to 1.8 billion in the first quarter of 1999. Revenues from jcrew.com (which are included in J.Crew Mail Order revenues) increased to approximately $10.0 million in the first quarter of 1999 from approximately $2.0 million in the first quarter of 1998.

The revenues of J.Crew Factory increased from $17.2 million in the first quarter of 1998 to $19.0 million in the first quarter of 1999.

Costs of goods sold, including buying and occupancy costs, decreased as a percentage of revenues from 58.4% in the first quarter of 1998 to 55.2% in the first quarter of 1999. The first quarter of 1999 was favorably impacted by a decrease in buying and occupancy costs as a percentage of revenues due to the increase in net sales at J.Crew Mail Order. The first quarter of 1998 was adversely impacted by additional markdowns required to dispose of inventory overstocks. Furthermore, the initial mark-up of Popular Club Plan merchandise was lower than J.Crew brand merchandise.

Selling, general and administrative expenses decreased to $68.2 million in the three months ended May 1, 1999 from $81.3 million in the three months ended May 2, 1998. Approximately $27.6 million of selling, general and administrative expenses in the first quarter of 1998 resulted from the operations of PCP and C&W. Selling, general and administrative expenses of J.Crew brand increased to $68.2 million in the first quarter of 1999 from $53.7 million in the first quarter of 1998. This increase resulted from an increase in selling expenses of $4.6 million as a result of the increase in pages circulated and an increase in general and administrative expenses of $9.9 million due to (a) the increase in the number of retail stores in operation during the first quarter of 1999 compared to the first quarter of 1998, and (b) an increase in consulting fees and other costs attributable to information technology initiatives. As a percentage of revenues, selling, general and administrative expenses decreased to 47.7% of revenues in the first quarter of 1999 from 49.0% in the first quarter of 1998.

The decrease in interest expense from $9.4 million in the first quarter of 1998 to $9.2 million in the first quarter of 1999 resulted from the pay down of $26.0 million of the term loan in the fourth quarter of 1998. Average borrowings under revolving credit arrangements were $26.5 million in the first quarter of 1999 compared to $22.1 million in the first quarter of 1998.

The decrease in the loss before income taxes from $21.7 million in the first quarter of 1998 to $13.4 million in the first quarter of 1999 resulted primarily from the operations of J.Crew Mail Order.


Liquidity and Capital Resources

Cash flow used in operations improved from a use of $30.6 million in the first quarter of 1998 to a use of $17.0 million in the first quarter of 1999. This decrease in cash used in operations resulted from an income tax refund of $8.4 million in the first quarter of 1999 and a decrease of $9.6 million in the change in accounts payable and other liabilities in the first quarter of 1999 compared to the first quarter of 1998 as a result of a lower level of accounts payable and other liabilities at January 30, 1999 compared to January 31, 1998.

Capital expenditures, net of construction allowances, were $6.6 million in the first quarter of 1999 compared to $6.2 million in the first quarter of 1998. These expenditures were incurred primarily in connection with the construction of new stores.

Borrowings under the revolving credit line were $39.0 million at May 1, 1999 compared to $38.0 million at May 2, 1998.

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

The Company is using internal programming resources, outside consulting services, system upgrades from existing vendors and replacement of existing packages with packages that are Year 2000 compliant. Certain systems are being replaced to modernize existing systems, not just for Year 2000 compliance. Total expenditures relating to implementing the plan are currently estimated to be $11.0 million for fiscal years 1997 through 2000, a substantial portion of which will be capitalized expenditures relating to acquisition and implementation of new package systems. This cost estimate does not include time and costs that may be incurred by the Company as a result of failure of any third parties to become Year 2000 ready or costs to implement contingency plans. As of May 1, 1999, the Company has incurred costs of approximately $5.8 million relating to the Company's Year 2000 initiatives.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility and the Term Loan Facility. In order to manage this interest rate risk, the Company entered into an interest rate swap agreement which expires in October 2000 which converts the interest rate for $50 million of debt to a fixed rate of 6.23%. If this interest rate swap agreement was settled on May 1, 1999, the Company would be required to pay an additional $688,000.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at May 1, 1999 were approximately $23.2 million.

Furthermore, the Company has a licensing agreement in Japan which provides for royalty payments based on sales of J.Crew merchandise as denominated in yen. The Company has from time to time entered into forward foreign exchange contracts to minimize this risk. In February 1999 the Company entered into a forward foreign exchange contract to sell 90 million Yen with an expiration date of August 15, 1999 and a forward foreign exchange contract to sell 120 million Yen with an expiration date of March 31, 2000.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              10.1 Employment Agreement dated May 3, 1999 between J. Crew Group, Inc. and Mark Sarvary.

              27.    Financial Data Schedule.

         (b)  Reports on Form 8-K.

              The Company filed a report on Form 8-K dated March 3, 1999, and the item reported was Item 5. Other Events.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                J. CREW GROUP, INC.
                                                (Registrant)


Date:  June 9, 1999                             By: /s/ Mark Sarvary
                                                   -----------------------
                                                   Mark Sarvary
                                                   Chief Executive Officer



Date:  June 9, 1999                             By: /s/  Scott M. Rosen
                                                   -------------------------
                                                   Scott M. Rosen
                                                   Chief Financial Officer