Form 10-Q
period 1999-07-31
J CREW GROUP INC
filed 1999-09-13
CIK 1051251

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


         [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No __
                                        ----

As of August 16, 1999, there were outstanding 11,709,200 shares of Common Stock, par value $.01 per share.

Part I - Financial Information
Item 1 - Financial Statements

                      J.Crew Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                     July 31,           January 30,
                                                                      1999                 1999
                                                                 ---------------      ---------------
                                                                   (unaudited)
                                                                           (in thousands)
ASSETS
------

CURRENT ASSETS:

Cash and cash equivalents                                        $        15,950      $         9,643
Merchandise inventories                                                  161,416              156,022
Prepaid expenses and other current assets                                 29,330               38,026
Deferred income taxes                                                      2,148                2,148
Net assets held for disposal                                              18,473               17,377
                                                                 ---------------      ---------------

          Total current assets                                           227,317              223,216
                                                                 ---------------      ---------------

PROPERTY AND EQUIPMENT - AT COST:                                        205,178              184,327
     Less accumulated depreciation and amortization                      (74,816)             (64,577)
                                                                 ---------------      ---------------
                                                                         130,362              119,750

OTHER ASSETS                                                              14,442               15,185
                                                                 ---------------      ---------------

TOTAL ASSETS                                                     $       372,121      $       358,151
                                                                 ===============      ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:

Notes payable  -  bank                                           $        36,000      $        14,000
Accounts payable                                                          52,397               40,130
Other current liabilities                                                 46,343               59,175
Federal and state income taxes                                               468                2,577
                                                                 ---------------      ---------------

          Total current liabilities                                      135,208              115,882
                                                                 ---------------      ---------------

LONG-TERM DEBT                                                           288,500              282,695

DEFERRED CREDITS AND OTHER LONG TERM
LIABILITIES                                                               47,987               44,799

REDEEMABLE PREFERRED STOCK                                               161,640              150,548

STOCKHOLDERS' DEFICIT                                                   (261,214)            (235,773)
                                                                 ---------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $       372,121      $       358,151
                                                                 ===============      ===============

           See notes to unaudited consolidated financial statements

                      J.CREW GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Twenty-six weeks ended
                                                                  July 31, 1999       August 1, 1998
                                                                 ---------------      ---------------
                                                                              (unaudited)
                                                                            (in thousands)
Net sales....................................................    $       290,292      $       337,656
Other revenues...............................................              1,393                4,327
                                                                 ---------------      ---------------

          Revenues                                                       291,685              341,983

Cost of goods sold, including buying and occupancy costs                 166,281              197,950

Selling, general and administrative expenses.................            131,480              165,364
                                                                 ---------------      ---------------

          Loss from operations ..............................             (6,076)             (21,331)

Interest expense - net.......................................            (18,753)             (19,581)
                                                                 ---------------      ---------------

          Loss before income taxes...........................            (24,829)             (40,912)

Income tax benefit...........................................             10,150               16,360
                                                                 ---------------      ---------------

          Net loss...........................................    $       (14,679)     $       (24,552)
                                                                 ===============      ===============

          See notes to unaudited consolidated financial statements

                      J.CREW GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Thirteen weeks ended
                                                                  July 31, 1999       August 1, 1998
                                                                 ---------------      ---------------
                                                                             (unaudited)
                                                                           (in thousands)
Net sales................................................        $       148,012      $       174,226
Other revenues...........................................                    698                1,971
                                                                 ---------------      ---------------

          Revenues                                                       148,710              176,197

Cost of goods sold, including buying and occupancy costs                  87,363              101,132

Selling, general and administrative expenses.............                 63,307               84,096
                                                                 ---------------      ---------------

          Loss from operations...........................                 (1,960)              (9,031)

Interest expense - net...................................                 (9,509)             (10,219)
                                                                 ---------------      ---------------

          Loss before income taxes.......................                (11,469)             (19,250)

Income tax benefit ......................................                  4,800                7,480
                                                                 ---------------      ---------------

          Net loss.......................................        $        (6,669)     $       (11,770)
                                                                 ===============      ===============

           See notes to unaudited consolidated financial statements

                      J.CREW GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Twenty - six weeks ended

                                                                               July 31, 1999   August 1, 1998
                                                                               -------------   --------------
                                                                                        (unaudited)
                                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss.............................................................      $    (14,679)  $    (24,552)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization ..................................             7,988          7,204
          Write-off of impaired assets                                                   750              -
          Amortization of deferred financing costs........................             1,100          1,218
          Amortization of restricted stock                                               330            838
          Non cash interest expense ......................................             5,805          5,107
          Provision for losses on accounts receivable.....................                 -          3,084
     Changes in assets and liabilities providing/(using) cash:
          Accounts receivable ............................................                 -         (2,834)
          Merchandise inventories.........................................            (5,394)       (31,867)
          Prepaid expenses and other current assets.......................             8,696         10,802
          Net assets held for disposal....................................            (1,096)             -
          Income taxes....................................................            (2,109)       (16,580)
          Other assets....................................................              (564)        (4,244)
          Accounts payable................................................            12,267         29,507
          Other liabilities...............................................           (12,126)       (20,059)
                                                                                ------------   ------------

     Net cash provided by (used in) operating activities..................               968        (42,376)
                                                                                ============   ============

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures.................................................           (21,601)       (15,704)
     Proceeds from construction allowances................................             4,940          2,023
                                                                                ------------   ------------

     Net cash used in investing activities................................           (16,661)       (13,681)
                                                                                ============   ============

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank......................................            22,000         56,000
                                                                                ============   ============

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................             6,307            (57)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................             9,643         12,166
                                                                                ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..................................      $     15,950   $     12,109
                                                                                ============   ============

NON-CASH FINANCING ACTIVITIES
     Dividends on preferred stock.........................................      $     11,092   $      8,906
                                                                                ============   ============

           See notes to unaudited consolidated financial statements

                      J.CREW GROUP, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  TWENTY-SIX WEEKS AND THIRTEEN WEEKS ENDED JULY 31, 1999 AND AUGUST 1, 1998

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of J.Crew Group, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of July 31, 1999 and the consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended January 30, 1999.

The revenues and expenses of the discontinued Clifford and Wills catalog and outlet store operations for the thirteen and twenty-six weeks ended July 31, 1999 were not material and, as a result, have been netted in the accompanying consolidated statement of operations. The net assets of these operations were written down to net realizable value at January 30, 1999 based on a plan to dispose of existing and committed inventories. The results during the twenty-six weeks ended July 31, 1999 did not substantially deviate from this plan.

The results of operations for the thirteen and twenty-six week periods ended July 31, 1999 are not necessarily indicative of the operating results for the full fiscal year.

2.   SEGMENT REPORTING

Segment revenues and loss from operations, including a reconciliation to the Company's consolidated loss before income taxes, is as follows:

                                        Twenty-six weeks ended              Thirteen weeks ended
                                        ----------------------              ---------------------
                                                            ($ in millions)
Revenues:                           July 31, 1999    August 1, 1998    July 31, 1999    August 1, 1998
--------                            -------------    --------------    -------------    --------------
j.crew                              $       291.7    $        234.1    $       148.7    $        127.6
popular club plan                               -              75.2                -              30.3
clifford & wills                                -              32.7                -              18.3
                                    -------------    --------------    -------------    --------------
                                    $       291.7    $        342.0    $       148.7    $        176.2
                                    -------------    --------------    -------------    --------------
Operating loss:
--------------
j.crew                              $        (4.9)   $        (13.8)   $        (1.1)   $         (5.1)
popular club plan                               -            (  2.9)               -              (1.5)
clifford & wills                                -            (  2.5)               -              (1.2)
corporate                                    (1.1)           (  2.1)            ( .9)             (1.3)
interest expense, net                       (18.8)            (19.6)            (9.5)            (10.2)
                                    -------------    --------------    -------------    --------------
loss before income taxes            $       (24.8)   $        (40.9)   $       (11.5)   $        (19.3)
                                    -------------    --------------    -------------    --------------

3.   STOCK SPLIT

On April 13, 1999, the Board of Directors of the Company approved a 200 for 1 stock split of its common stock in the form of a stock dividend.

FORWARD LOOKING STATEMENTS

Certain statements in this Report on Form 10-Q constitute "forward - looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward - looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, Year 2000 issues, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward - looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in event, conditions or circumstances on which any such statement is based.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Thirteen weeks ended July 31, 1999 versus thirteen weeks ended August 1, 1998

Revenues for the three months ended July 31, 1999 decreased to $148.7 million from $176.2 million in the three months ended August 1, 1998. This decrease in revenues resulted from the sale of Popular Club Plan (PCP) and the discontinuance of the operations of Clifford & Wills (C&W) in 1998, which accounted for an aggregate decrease of $48.6 million. J.Crew brand revenues increased by $21.1 million from $127.6 million in the second quarter of 1998 to $148.7 million in the second quarter of 1999, an increase of 16.5%.

Revenues of J.Crew Retail increased from $58.0 million in the second quarter of 1998 to $71.4 million in the second quarter of 1999. This increase was due primarily to sales from new stores opened for less than a full fiscal year. Comparable stores sales in the second quarter of 1999 increased by 4.2%. The number of stores open at July 31, 1999 increased to 73 from 67 at May 1, 1999.

Revenues of J.Crew Direct (which includes J.Crew Mail Order and jcrew.com) increased from $44.7 million in the second quarter of 1998 to $51.0 million in the second quarter of 1999. Revenues from jcrew.com increased to $9.4 million in the second quarter of 1999 from $2.8 million in the second quarter 1998. Revenues from J.Crew Mail Order decreased to $41.6 million in the second quarter of 1999 from $41.9 million in the second quarter of 1998. Pages circulated increased from 1.5 billion in the second quarter of 1998 to 1.7 billion in the second quarter of 1999, an increase of 13%.

Revenues of J.Crew Factory increased from $24.2 million in the second quarter of 1998 to $25.6 million in the second quarter of 1999.

Costs of goods sold, including buying and occupancy costs, increased as a percentage of revenues from 57.4% in the second quarter of 1998 to 58.7% in the second quarter of 1999. Excluding the operations of PCP and C&W, the cost of goods sold, including buying and occupancy costs, decreased as a percentage of revenues from 60.1% in the second quarter of 1998 to 58.7% in the second quarter of 1999. The second quarter of 1998 was adversely impacted by additional markdowns required to dispose of inventory overstocks.

Selling, general and administrative expenses decreased to $63.3 million in the three months ended July 31, 1999 from $84.1 million in the three months ended August 1, 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 42.6% of revenues in the second quarter of 1999 from 47.7% in the second quarter of 1998. Approximately $26.5 million of selling, general and administrative expenses in the second quarter of 1998 resulted from the operations of PCP and C&W. Selling, general and administrative expenses of J.Crew brand increased to $63.3 million in the second quarter of 1999 from $57.6 million in the second quarter of 1998. This increase resulted from an increase in general and administrative expenses of $10.6 million due to (a) the increase in the number of retail stores in operation during the second quarter of 1999 compared to the second quarter of 1998, and (b) an increase in consulting fees and other costs attributable to information technology initiatives, which increase was offset by a $4.9 million decrease in selling expenses. Despite the increase in pages circulated, selling expense for the second quarter decreased as a result of a decrease in the allocation of total selling expense for the spring season in the second quarter as compared to the first quarter, a decrease in paper costs and efficiencies in the catalog production process.

The decrease in interest expense from $10.2 million in the three months ended August 1, 1998 to $9.5 million in the three months ended July 31, 1999 resulted primarily from the pay down of $26.0 million of the term loan in the fourth quarter of 1998. Average borrowings under revolving credit arrangements were $34.3 million in the second quarter of 1999 compared to $45.7 million in the second quarter of 1998.

The decrease in the loss before income taxes from $19.3 million in the three months ended August 1, 1998 to $11.5 million in the three months ended July 31, 1999 resulted primarily from the improvement in the operations of J.Crew Direct and the inclusion of the losses incurred by the PCP and C&W operations in the second quarter of 1998.

Results of Operations - Twenty six weeks ended July 31, 1999 versus twenty six weeks ended August 1, 1998

Revenues for the six months ended July 31, 1999 decreased to $291.7 million from $342.0 million in the six months ended August 1, 1998. This decrease in revenues resulted from the sale of Popular Club Plan and the discontinuance of the operations of Clifford & Wills in 1998, which accounted for an aggregate decrease of $107.9 million. J.Crew brand revenues increased by $57.6 million from $234.1 million in the first six months of 1998 to $291.7 million in the first six months of 1999, an increase of 24.6%.

Revenues of J.Crew Retail increased from $108.0 million in the six months ended August 1, 1998 to $136.0 million in the six months ended July 31, 1999. This increase was due primarily to the sales from the new stores opened for less than a full fiscal year. Comparable stores sales in the six months ended July 31, 1999 increased by 7.1%. The number of stores open at July 31, 1999 increased to 73 from 65 at January 30, 1999.

Revenues of J.Crew Direct increased from $83.2 million in the six months ended August 1, 1998 to $109.7 million in the six months ended July 31, 1999. Revenues for J.Crew Mail Order increased from $79.0 million in the first six months of 1998 to $90.4 million in the first six months of 1999. This increase resulted primarily from a 21% increase in pages circulated from 2.9 billion in the first six months of 1998 to 3.5 billion in the first six months of 1999. Revenues from jcrew.com increased to $19.3 million in the six months ended July 31, 1999 from $4.2 million in the six months ended August 1, 1998.

Revenues of J.Crew Factory increased from $41.5 million in the six months ended August 1, 1998 to $44.6 million in the six months ended July 31, 1999.

Costs of goods sold, including buying and occupancy costs, decreased as a percentage of revenues from 57.9% in the six months ended August 1, 1998 to 57.0% in the six months ended July 31, 1999. Excluding the operations of PCP and C&W, cost of goods sold including buying and occupancy costs decreased from 59.5% in the first six months of 1998 to 57.0% in the first six months of 1999. This decrease resulted primarily from a decrease in buying and occupancy costs as a percentage of J.Crew Brand revenues in the first six months of 1999 compared to the first six months of 1998, and the impact of additional markdowns required to dispose of inventory overstocks in the first six months of 1998.

Selling, general and administrative expenses decreased to $131.5 million in the six months ended July 31, 1999 from $165.4 million in the six months ended August 1, 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 45.1% of revenues in the six months ended July 31, 1999 from 48.4% in the six months ended August 1, 1998. Approximately $54.6 million of selling, general and administrative expenses in the six months ended August 1, 1998 resulted from the operations of PCP and C&W. Selling, general and administrative expenses of J.Crew brand increased to $131.5 million in the six months ended July 31, 1999 from $110.8 million in the six months ended August 1, 1998. This increase resulted from an increase in general and administrative expenses of $21.1 million due to (a) the increase in the number of retail stores in operation during the six months ended July 31, 1999 compared to the first six months of 1998, and (b) an increase in consulting fees and other costs attributable to information technology initiatives. Selling expenses were $31.0 million for the six months ended August 1, 1998 compared to $30.6 million for the six months ended July 31, 1999. The selling expenses associated with the increase in pages circulated were offset primarily by a decrease in paper costs and efficiencies in the catalog production process.

The decrease in interest expense from $19.6 million in the six months ended August 1, 1998 to $18.8 million in the six months ended July 31, 1999 resulted primarily from the pay down of $26.0 million of the term loan in the fourth quarter of 1998. Average borrowings under revolving credit arrangements were $30.4 million in the six months ended July 31, 1999 compared to $34.0 million in the six months ended August 1, 1998.

The decrease in the loss before income taxes from $40.9 million in the six months ended August 1, 1998 to $24.8 million in the six months ended July 31, 1999 resulted primarily from the improvement in the operations of J.Crew Direct and the inclusion of the losses incurred by the PCP and C&W operations in 1998.

Liquidity and Capital Resources

Cash flows from operations improved from a use of $42.4 million in the six months ended August 1, 1998 to a source of $1.0 million in the six months ended July 31, 1999. This decrease in cash used in operations resulted from an income tax refund of $8.7 million, a decrease in the net loss of $9.9 million and a decrease in the build-up of inventories of $26.5 million offset by a change in accounts payable and other liabilities of $9.3 million.

Capital expenditures, net of construction allowances, were $16.7 million in the first six months of 1999 compared to $13.7 million in the first six months of 1998. These expenditures were incurred in connection with the acquisition of computer hardware and software, warehouse equipment and the construction of new stores.

Borrowings under the revolving credit line were $36.0 million at July 31,1999 compared to $56.0 million at August 1, 1998, reflecting the increase in cash flow from operations.

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

The Company has adopted a Year 2000 plan consisting of the following four phases: identifying and prioritizing the components of the Company's internal systems, equipment and related programs that are impacted by the Year 2000 problem; remediation or replacement of non-compliant systems; testing to determine the success of remediation efforts; and development of contingency plans. The Company has completed the first phase and substantially completed the second phase of its Year 2000 plan. The testing phase is ongoing as systems are remediated, updated or replaced and is scheduled to be completed during the third quarter of fiscal year 1999. Contingency plans have been developed and will continue to be evaluated as the testing phase is completed. The Company's communications with its key vendors and third parties to obtain assurances that their systems will be Year 2000 compliant have been completed, and this information was used in preparing the contingency plans.

The Company is using internal programming resources, outside consulting services, system upgrades from existing vendors and replacement of existing packages with packages that are Year 2000 compliant. Certain systems are being replaced to modernize existing systems, not just for year 2000 compliance. Total expenditures relating to implementing the plan are currently estimated to be $7.0 million, a substantial portion of which will be capitalized expenditures relating to acquisition and implementation of new package systems. The estimated amount relating to the acquisition of new package systems has been reduced by $4.0 million because the Company decided to remediate one of its package systems. This cost estimate does not include time and costs that may be incurred by the Company as a result of failure of any third parties to become Year 2000 ready or costs to implement contingency plans. As of July 31, 1999, the Company has incurred costs of approximately $6.4 million relating to the Company's Year 2000 initiatives.

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

Seasonality

The Company's retail and direct businesses experience two distinct selling seasons, spring and fall. The spring season is comprised of the first and second quarters and the fall season is comprised of the third and fourth quarters. Net sales are usually substantially higher in the fall season and selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season. Approximately 34% of annual net sales in fiscal year 1998 occurred in the fourth quarter. The Company's working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility and the Term Loan Facility. In order to manage this interest rate risk, the Company entered into an interest rate swap agreement which expires in October 2000 which converts the interest rate for $50 million of debt to a fixed rate of 6.23%. If this interest rate swap agreement was settled on July 31, 1999, the Company would be required to pay an additional $229,000.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at July 31, 1999 were approximately $38.8 million.

The Company has a licensing agreement in Japan which provides for royalty payments based on sales of J.Crew merchandise as denominated in yen. The Company has from time to time entered into forward foreign exchange contracts to minimize this risk. In February 1999 the Company entered into a forward foreign exchange contract to sell 90 million-Yen with an expiration date of August 15, 1999 and a forward foreign exchange contract to sell 120 million-Yen with an expiration date of March 31, 2000.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.

               The Company did not file any reports on Form 8-K during the period covered by this Report.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        J. CREW GROUP, INC.
                                        (Registrant)


Date: September 8, 1999                 By: /s/ Mark Sarvary
                                            ----------------------
                                            Mark Sarvary
                                            Chief Executive Officer


Date: September 8, 1999                 By: /s/ Scott M. Rosen
                                            ----------------------
                                            Scott M. Rosen
                                            Chief Financial Officer