Form 10-Q
period 1999-10-30
J CREW GROUP INC
filed 1999-12-07
CIK 1051251

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


        [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 30, 1999

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

As of November 24, 1999, there were outstanding 11,709,200 shares of Common Stock, par value $.01 per share.

                         Part I. Financial Information

Item 1. Financial Statements

                      J.CREW GROUP, INC. AND SUBSIDIARIES
                      -----------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                  October 30,                January 30,
                                                                                     1999                       1999
                                                                                     ----                       ----
                                                                                  (unaudited)
ASSETS                                                                                          (In thousands)
------
    CURRENT ASSETS:

    Cash and cash equivalents                                                     $     19,233              $      9,643
    Merchandise inventories                                                            160,100                   156,022
    Prepaid expenses and other current assets                                           38,515                    38,026
    Deferred income taxes                                                                2,148                     2,148
    Net assets held for disposal                                                        15,417                    17,377
                                                                                  -------------             -------------

          Total current assets                                                         235,413                   223,216
                                                                                  -------------             -------------

    PROPERTY AND EQUIPMENT - AT COST:                                                  217,121                   184,327
        Less accumulated depreciation and amortization                                 (78,398)                  (64,577)
                                                                                  -------------             -------------
                                                                                       138,723                   119,750

    OTHER ASSETS                                                                        13,791                    15,185
                                                                                  -------------             -------------

    TOTAL ASSETS                                                                  $    387,927              $    358,151
                                                                                  =============             =============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

    CURRENT LIABILITIES:

    Notes payable - bank                                                          $     53,000               $    14,000
    Accounts payable                                                                    43,988                    40,130
    Other current liabilities                                                           48,239                    59,175
    Federal and state income taxes                                                         905                     2,577
                                                                                  -------------             -------------

          Total current liabilities                                                    146,132                   115,882
                                                                                  -------------             -------------

    LONG - TERM DEBT                                                                   291,510                   282,695

    DEFERRED CREDITS AND OTHER LONG TERM
    LIABILITIES                                                                         48,544                    44,799

    REDEEMABLE PREFERRED STOCK                                                         167,481                   150,548

    STOCKHOLDERS' DEFICIT                                                             (265,740)                 (235,773)
                                                                                   ------------             -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $   387,927              $    358,151
                                                                                  =============             =============

                      J.CREW GROUP, INC. AND SUBSIDIARIES
                      -----------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                             Thirty-nine weeks ended


                                          October 30,          October 31,
                                            1999                 1998
                                                       (unaudited)
                                                      (in thousands)

Revenus:
   Net sales                              $ 464,006            $ 554,249
   Other                                      2,083                7,403
                                          ---------            ---------
                                            466,089              561,652

Cost of goods sold, including
buying and occupancy costs                  262,346              319,652

Selling, general and administrative
            expenses                        197,964              246,580
                                          ---------            ---------

     Income/loss from operations              5,779               (4,580)

Interest expense - net                      (28,659)             (30,543)
                                          ---------            ---------

     Loss before income taxes               (22,880)             (35,123)

Income tax benefit                            9,350               14,100
                                          ---------            ---------

     Net loss                             $ (13,530)           $ (21,023)
                                          =========            =========

                      J.CREW GROUP, INC. AND SUBSIDIARIES
                      -----------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                                         Thirteen weeks ended

                                                                   October 30,              October 31,
                                                                   -----------              -----------
                                                                      1999                      1998
                                                                      ----                      ----
                                                                               (unaudited)
                                                                             (in thousands)
Revenues:
     Net sales                                                      $   173,714             $     216,600
     Other                                                                  690                     3,069
                                                                    -----------             -------------
                                                                        174,404                   219,669

Cost of goods sold, including buying and occupancy costs                 96,065                   121,702

Selling, general and administrative expenses                             66,484                    81,216
                                                                    -----------             -------------

                  Income from operations                                 11,855                    16,751

Interest expense - net                                                   (9,906)                  (10,962)
                                                                    -----------             -------------

                  Income before income taxes                              1,949                     5,789

Income taxes                                                               (800)                   (2,260)
                                                                    -----------             -------------

                  Net income                                        $     1,149             $       3,529
                                                                    ===========             =============

                      J.CREW GROUP, INC. AND SUBSIDIARIES
                      -----------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                           Thirty-nine weeks ended

                                                                    October 30,               October 31,
                                                                    ----------                -----------
                                                                        1999                      1998
                                                                        ----                      ----
                                                                                  (unaudited)
                                                                                 (in thousands)

 CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                         $ (13,530)               $ (21,023)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                                  12,917                   11,556
          Write-off of impaired assets                                      750                        -
          Amortization of deferred financing costs                        1,649                    1,852
          Amortization of restricted stock                                  496                    1,479
          Non cash interest expense                                       8,815                    7,760
          Provision for losses on accounts receivable                         -                    5,627
     Changes in assets and liabilities providing/(using) cash:
          Accounts receivable                                                 -                   (3,968)
          Merchandise inventories                                        (4,078)                 (74,444)
          Prepaid expenses and other current assets                        (489)                      (4)
          Net assets held for disposal                                    1,960                        -
          Income taxes                                                   (1,672)                 (12,570)
          Other assets                                                     (858)                  (6,019)
          Accounts payable                                                3,858                   47,431
          Other liabilities                                             (10,278)                 (24,864)
                                                                    -----------             ------------
     Net cash used in operating activities                                 (460)                 (67,187)
                                                                    ===========             ============

CASH FLOWS FROM INVESTING ACTIVITIES:

         Capital expenditures                                           (35,831)                 (27,924)
         Proceeds from construction allowances                            6,881                    4,014
                                                                    -----------             ------------

         Net cash used in investing activities                          (28,950)                 (23,910)
                                                                    ===========             ============

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in notes payable, bank                                       39,000                  101,000
                                                                    ===========             ============

INCREASE IN CASH AND CASH EQUIVALENTS                                     9,590                    9,903

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            9,643                   12,166
                                                                    -----------             ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 19,233                 $ 22,069
                                                                    ===========             ============

NON-CASH FINANCING ACTIVITIES
         Dividends on preferred stock                                  $ 16,933                 $ 13,419
                                                                    ===========             ============

                      J.CREW GROUP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THIRTY-NINE WEEKS AND THIRTEEN WEEKS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of J.Crew Group, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of October 30, 1999 and the consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended
January 30, 1999.

The revenues and expenses of the discontinued Clifford and Wills catalog and outlet store operations for the thirteen and thirty-nine weeks ended October 30, 1999 were not material and, as a result, have been netted in the accompanying consolidated statement of operations. The net assets of these operations were written down to net realizable value at January 30, 1999 based on a plan to dispose of existing and committed inventories. The results during the thirty-nine weeks ended October 30, 1999 did not substantially deviate from this plan.

The results of operations for the thirteen and thirty-nine week periods ended October 30, 1999 are not necessarily indicative of the operating results for the full fiscal year.

2.   SEGMENT REPORTING

Segment revenues and income(loss) from operations, including a reconciliation to the Company's consolidated income(loss) before income taxes, is as follows:


                                        Thirty-nine weeks ended               Thirteen weeks ended
                                        -----------------------               --------------------
                                                                 ($ in millions)
Revenues:                           October 30, 1999   October 31, 1998   October 30, 1999   October 31, 1998
---------                           ----------------   ----------------   ----------------   ----------------
j.crew                                        $466.1             $384.6             $174.4             $150.5
popular club plan                                  -              124.1                  -               48.8
clifford & wills                                   -               53.0                  -               20.4
                                              ------             ------             ------             ------
                                              $466.1             $561.7             $174.4             $219.7
                                              ------             ------             ------             ------

Operating income(loss):
----------------------
j.crew                                        $  7.1             $   .4             $ 12.1             $ 14.2
popular club plan                                  -               (1.4)                 -                1.2
clifford & wills                                   -               (1.3)                 -                1.5
corporate                                       (1.3)              (2.3)               (.3)               (.1)
interest expense, net                          (28.7)             (30.5)              (9.9)             (11.0)
                                              ------             ------             ------             ------
income(loss) before income taxes              $(22.9)            $(35.1)            $  1.9             $  5.8
                                              ------             ------             ------             ------

3.   STOCK SPLIT

On April 13, 1999, the Board of Directors of the Company approved a 200 for 1 stock split of its common stock in the form of a stock dividend.

FORWARD LOOKING STATEMENTS

Certain statements in this Report on Form 10-Q constitute "forward - looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward - looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, Year 2000 issues, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Thirteen weeks ended October 30, 1999 versus thirteen weeks ended October 31, 1998

Revenues for the three months ended October 30, 1999 decreased to $174.4 million from $219.7 million in the three months ended October 31, 1998. This decrease in revenues resulted from the sale of Popular Club Plan (PCP) and the discontinuance of the operations of Clifford & Wills (C&W) in 1998, which accounted for an aggregate decrease of $69.2 million. J.Crew brand revenues increased by $23.9 million from $150.5 million in the third quarter of 1998 to $174.4 million in the third quarter of 1999, an increase of 15.9%.

Revenues of J.Crew Retail increased from $67.1 million in the third quarter of 1998 to $79.7 million in the third quarter of 1999. This increase was due primarily to the sales from the new stores opened for less than a full fiscal year. Comparable stores sales in the third quarter of 1999 decreased by 3.8%. The number of stores open at October 30, 1999 increased to 80 from 73 at July 31, 1999.

Revenues of J.Crew Direct (which includes J.Crew Mail Order and jcrew.com) increased from $54.1 million in the third quarter of 1998 to $61.6 million in the third quarter of 1999. Revenues from jcrew.com increased to $17.2 million in the third quarter of 1999 from $4.7 million in the third quarter of 1998. Revenues from J.Crew Mail Order decreased to $44.4 million in the third quarter of 1999 from $49.4 million in the third quarter of 1998. Pages circulated increased from 1.7 billion in the third quarter of 1998 to 1.9 billion in the third quarter of 1999, an increase of 12%.

Revenues of J.Crew Factory increased from $28.6 million in the third quarter of 1998 to $32.4 million in the third quarter of 1999.

Cost of goods sold, including buying and occupancy costs,decreased as a percentage of revenues from 55.4% in the third quarter of 1998 to 55.1% in the third quarter of 1999. Excluding the operations of PCP and C&W, the cost of goods sold, including buying and occupancy costs, decreased as a percentage of revenues from 55.2% in the third quarter of 1998 to 55.1% in the third quarter of 1999. This decrease resulted from a decrease in buying and occupancy costs as a percentage of revenues.

Selling, general and administrative expenses decreased to $66.5 million in the three months ended October 30, 1999 from $81.2 million in the three months ended October 31, 1998. As a percentage of revenues, selling, general and administrative expenses increased to 38.1% of revenues in the third quarter of 1999 from 37.0% in the third quarter of 1998. Approximately $28.0 million of selling, general and administrative expenses in the third quarter of 1998 resulted from the operations of PCP and C&W. Selling, general and administrative expenses of J.Crew brand increased to $66.5 million in the third quarter of 1999 from $53.2 million in the third quarter of 1998. This increase resulted from an increase in general and administrative expenses of $7.6 million due to (a) the increase in the number of retail stores in operation during the third quarter of 1999 compared to the third quarter of 1998, and (b) an increase in consulting fees and other costs attributable to information technology initiatives; and an increase in selling expense from the third quarter of 1998 to the third quarter of 1999 of $5.7 million. This increase resulted from an increase in pages circulated, net of efficiencies in the catalog production process, and $4.5 million of marketing expenses related to jcrew.com.

The decrease in interest expense from $11.0 million in the three months ended October 31, 1998 to $9.9 million in the three months ended October 30, 1999 resulted primarily from the pay down of $26 million of the term loan in the fourth quarter of 1998 and a decrease in average borrowings under revolving credit arrangements which were $43.1 million in the third quarter of 1999 compared to $80.1 million in the third quarter of 1998.

The decrease in income before income taxes from $5.8 million in the three months ended October 31, 1998 to $1.9 million in the three months ended October 30, 1999 resulted primarily from the marketing expenses incurred by jcrew.com in the third quarter of 1999 and the inclusion of the income earned by the PCP and C&W operations in the third quarter of 1998, offset by the effect of the sales increase from J.Crew Direct.

Results of Operations - Thirty-nine weeks ended October 30, 1999 versus thirty-nine weeks ended October 31, 1998

Revenues for the nine months ended October 30, 1999 decreased to $466.1 million from $561.7 million in the nine months ended October 31, 1998. This decrease in revenues resulted from the sale of Popular Club Plan and the discontinuance of the operations of Clifford & Wills in 1998, which accounted for an aggregate decrease of $177.1 million. J.Crew brand revenues increased by $81.5 million from $384.6 million in the first nine months of 1998 to $466.1 million in the first nine months of 1999, an increase of 21.2%.

Revenues of J.Crew Retail increased from $175.2 million in the nine months ended October 31, 1998 to $215.7 million in the nine months ended October 30, 1999. This increase was due primarily to sales from new stores opened for less than a full fiscal year. Comparable stores sales in the nine months ended October 30, 1999 increased by 2.9%. The number of stores open at October 30, 1999 increased to 80 from 65 at January 30, 1999.

Revenues of J.Crew Direct increased from $137.4 million in the nine months ended October 31, 1998 to $171.3 million in the nine months ended October 30, 1999. Revenues for J.Crew Mail Order increased from $128.5 million in the first nine months of 1998 to $134.8 million in the first nine months of 1999. This increase resulted primarily from a 17% increase in pages circulated from 4.6 billion in the first nine months of 1998 to 5.4 billion in the first nine months of 1999. Revenues from jcrew.com increased to $36.5 million in the first nine months 1999 from $8.9 million in the first nine months of 1998.

Revenues of J.Crew Factory increased from $70.0 million in the nine months ended October 31, 1998 to $77.0 million in the nine months ended October 30, 1999.

Cost of goods sold, including buying and occupancy costs, decreased as a percentage of revenues from 56.9% in the nine months ended October 31, 1998 to 56.3% in the nine months ended October 30, 1999. Excluding the operations of PCP and C&W, cost of goods sold including buying and occupancy costs decreased from 57.8% in the first nine months of 1998 to 56.3% in the first nine months of 1999. This decrease resulted primarily from a decrease in buying and occupancy costs, as a percentage of J.Crew Brand revenues in the first nine months of 1999 compared to the first nine months of 1998, and the impact of additional markdowns required to dispose of inventory overstocks in the first half of 1998.

Selling, general and administrative expenses decreased to $198.0 million in the nine months ended October 30, 1999 from $246.6 million in the nine months ended October 31, 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 42.5% of revenues in the nine months ended October 30, 1999 from 43.9% in the nine months ended October 31, 1998. Approximately $82.3 million of selling, general and administrative expenses in the nine months ended October 31, 1998 resulted from the operations of PCP and C&W. Selling, general and administrative expenses of J.Crew brand increased to $198.0 million in the nine months ended October 30, 1999 from $164.3 million in the nine months ended October 31, 1998. This increase resulted primarily from an increase in general and administrative of $28.4 million due to (a) the increase in the number of retail stores in operation during the nine months ended October 30, 1999 compared to the first nine months of 1998, and (b) an increase in consulting fees and other costs attributable to information technology initiatives. Selling expenses were $42.8 million for the nine months ended October 31, 1998 compared to $48.1 million for the nine months ended October 30, 1999. The increase in selling expenses was attributable to the increase in pages circulated, net of efficiencies in the catalog production process and $4.5 million of marketing expenses related to jcrew.com.

The decrease in interest expense from $30.5 million in the nine months ended October 31, 1998 to $28.7 million in the nine months ended October 30, 1999 resulted primarily from the pay down of $26 million of the term loan in the fourth quarter of 1998 and a decrease in average borrowings under revolving credit arrangements which were $34.7 million in the nine months ended October 30, 1999 compared to $49.3 million in the nine months ended
October 31, 1998.

The decrease in the loss before income taxes from $35.1 million in the nine months ended October 31, 1998 to $22.9 million in the nine months ended October 30, 1999 resulted primarily from the improvement in the operations of J.Crew Direct and the inclusion of the losses incurred by the PCP and C&W operations in the first nine months of 1998.

Liquidity and Capital Resources

Cash flows from operations improved from a use of $67.2 million in the nine months ended October 31, 1998 to a use of $ .5 million in the nine months ended October 30, 1999. This decrease in cash used in operations resulted primarily from an income tax refund of $8.7 million, a decrease in the net loss of $7.5 million and a decrease in the build-up of inventories of $70.4 million offset by a change in accounts payable and other liabilities of $29.3 million.

Capital expenditures, net of construction allowances, were $29.0 million in the first nine months of 1999 compared to $23.9 million in the first nine months of 1998. These expenditures were incurred in connection with the acquisition of computer hardware and software, warehouse equipment and the construction of new stores.

Borrowings under the revolving credit line were $53.0 million at October 30,1999 compared to $101.0 million at October 31, 1998, reflecting the increase in cash flow from operations.

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

The Year 2000 Issue

The Year 2000 issue affecting most companies, including the Company, is caused by the inability of internal and external computer systems to recognize and process more than two digit entries in the date code field. Beginning with dates later than December 31, 1999, these date code fields will need to accept four digit entries to identify 21/st/ century dates from 20/th/ century dates.

The Company has adopted a Year 2000 plan consisting of the following four phases: (a) identifying and prioritizing the components of the Company's internal systems, equipment and related programs that are impacted by the Year 2000 problem; (b) remediation or replacement of non-compliant systems; (c) testing to determine the success of remediation efforts; and (d) development of contingency plans. The Company has completed the first three phases of its Year 2000 plan. Contingency plans have been developed and will be finalized in the fourth quarter. The Company's communications with its key vendors and third parties to obtain assurances that their systems will be Year 2000 compliant have been completed, and this information was used in preparing the contingency plans.

The Company is using internal programming resources, outside consulting services, system upgrades from existing vendors and replacement of existing packages with packages that are Year 2000 compliant. Certain systems are being replaced to modernize existing systems, not just for Year 2000 compliance. Total expenditures relating to implementing the plan are currently estimated to be $7.0 million, a substantial portion of which will be capitalized expenditures relating to acquisition and implementation of new package systems. This cost estimate does not include time and costs that may be incurred by the Company as a result of failure of any third parties to become Year 2000 ready or costs to implement contingency plans. As of October 30, 1999, the Company has incurred costs of approximately $6.8 million relating to the Company's Year 2000 initiatives.

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


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility and the Term Loan Facility. In order to manage this interest rate risk, the Company entered into an interest rate swap agreement which expires in October 2000 which converts the variable interest rate for $50 million of debt to a fixed rate of 6.23%.If this interest rate swap agreement was settled on October 30, 1999, the Company would be required to pay an additional $74,000.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at October 30, 1999 were approximately $49.7 million.

The Company has a licensing agreement in Japan which provides for royalty payments based on sales of J.Crew merchandise as denominated in yen. The Company has from time to time entered into forward foreign exchange contracts to minimize this risk. In February 1999 the Company entered into a forward foreign exchange contract to sell 120 million Yen with an expiration date of March 31, 2000.

                          PART II - OTHER INFORMATION


ITEM 3.  LEGAL PROCEEDINGS

     A Consent Decree was entered on October 8, 1999, settling the class action lawsuit by the Equal Employment Opportunity Commission in the U.S. District Court, District of Connecticut, against the Company alleging that the Company, through its Popular Club Plan subsidiary (which was sold in fiscal year 1998), engaged in hiring conduct which violated Title VII of the Civil Rights Act of 1964 and Title I of the Civil Rights Act of 1991 by discriminating against male applicants for customer service and assistant manager positions at its service centers in New England. The settlement of this action is not an admission of any wrongdoing or liability by the Company. As part of the settlement, Popular Club Plan agreed to certain training programs. The settlement also provided for the payment of monetary damages in an amount not material to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              27. Financial Data Schedule.

         (b)  Reports on Form 8-K.

              A report on Form 8-K was filed on August 11, 1999, and the Item reported was Item 5. Other Events.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              J. CREW GROUP, INC.
                              (Registrant)


Date: December 5, 1999        By:  /s/  Mark Sarvary
                                 -------------------------
                                  Mark Sarvary
                                  Chief Executive Officer



Date: December 5, 1999        By:  /s/  Scott M. Rosen
                                 ------------------------
                                  Scott M. Rosen
                                  Chief Financial Officer