Form 10-K405
period 2000-01-29
J CREW GROUP INC
filed 2000-04-25
CIK 1051251

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   _________
                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended January 29, 2000

                       Commission File Number  333-42427
                                               ---------

                              J. CREW GROUP, INC.
             (Exact name of registrant as specified in its charter)

             New York                                   22-2894486
             --------                                   ----------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

        770 Broadway, New York, New York  10003
        (Address of principal executive offices)  (Zip Code)

        Registrant's telephone number, including area code: (212) 209-2500

        Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
     -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The common stock of the registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

As of April 1, 2000, there were 11,726,865 shares of Common Stock, par value $.01 per share, outstanding.

Documents incorporated by reference:     None

Certain statements in this Annual Report on Form 10K under the captions "Business", "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Financial Statements and Supplementary Data" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward looking statements in our periodic reports to the Securities and Exchange Commission on Form 10Q, 8K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

References herein to fiscal years are to the fiscal years of J. Crew Group, Inc., which end on the Friday closest to January 31 in the following calendar year for fiscal years 1995 and 1996 and on the Saturday closest to January 31 in the following calendar year for fiscal years 1997, 1998 and 1999. Accordingly, fiscal years 1995, 1996, 1997, 1998 and 1999 ended on February 2, 1996, January 31, 1997, January 31, 1998, January 30, 1999 and January 29, 2000. All fiscal years for which financial information is included had 52 weeks.

References in this Report to the "Company" and "J. Crew" mean J. Crew Group, Inc. and its subsidiaries, unless the context requires otherwise.

                                     Part I

ITEM 1.  BUSINESS

General

The Company is a leading retailer of women's and men's apparel, shoes and accessories operating under the J. Crew (R) brand name. The Company has built a strong and widely recognized brand name known for its timeless styles at price points that the Company believes represent exceptional product value. The J. Crew image has been built and reinforced over its 17-year history through the circulation of more than 700 million catalogs that use magazine-quality photography to portray a classic American perspective and aspirational lifestyle. Many of the original items introduced by the Company in the early 1980s (such as the rollneck sweater, weathered chino, barn jacket and pocket tee) were instrumental in establishing the J. Crew brand and continue to be core product offerings. The Company has capitalized on the strength of the J. Crew brand to provide customers with clothing to meet more of their lifestyle needs, including casual, career and sport.

The J. Crew merchandising strategy emphasizes timeless styles and a broad assortment of high-quality products designed to provide customers with one-stop shopping opportunities at attractive prices. J. Crew retail stores, catalogs and its Internet site offer a full line of men's and women's basic durables (casual weekend wear), sport, swimwear, accessories and shoes, as well as the more tailored men's and women's "Classics" lines. Approximately 60% of the Company's
J. Crew brand sales are derived from its core offerings of classics, durables and sport clothing, the demand for which the Company believes is stable and resistant to changing fashion trends. The Company believes that the J. Crew image and merchandising strategy appeal to college-educated, professional and affluent customers who, in the Company's experience, have demonstrated strong brand loyalty and a tendency to make repeat purchases.

J. Crew products are distributed exclusively through the Company's retail and factory outlet stores, catalogs and the Company's Internet site, jcrew.com. The Company currently circulates over 75 million J. Crew catalogs per annum and operates 81 J. Crew retail stores and 42 J. Crew factory outlet stores. In addition, J. Crew products are distributed through 70 free-standing and shop-in-shop stores in Japan under a licensing agreement with Itochu Corporation.

The Company has three major operating divisions: J. Crew Direct, J. Crew Retail, and J. Crew Factory Outlets, each of which operate under the J. Crew brand name. In 1999, products sold under the J. Crew brand contributed $716.6 million in revenues. J. Crew brand revenues in 1999 were comprised of $333.6 million from
J. Crew Retail, $278.5 million from J. Crew Direct, $102.0 million from J. Crew Factory Outlet and $2.5 million of licensing revenues. The Company also markets to its customers through its Internet site (jcrew.com). Revenues derived from the Internet, which were $65.2 million for 1999, are included in J. Crew Direct revenues.

Effective as of October 30, 1998 the Company sold Popular Club Plan, Inc. and subsidiaries (PCP) to The Fingerhut Companies, Inc. for $42.0 million and the assumption of an accounts receivable securitization facility. Revenues for the nine months ended October 30, 1998 were $124.1 million. A gain on the sale of $10.0 million was included in the results of operations in fiscal 1998. An additional gain of $1.0 million was recognized in fiscal 1999 from the reversal of certain estimated liabilities recorded at the date of sale.

In 1998, management of the Company made a decision to exit the operations of its Clifford & Wills mail order and factory outlet subsidiaries (C&W). Revenues for the year ended January 30, 1999 were $74.3 million. A charge of $13.3 million was included in fiscal 1998 operations to write down the assets of C&W to net realizable value and to provide for certain additional costs in connection with the discontinuance of the C&W operations, including severance and lease termination costs. Additionally, fourth quarter charges of $1.7 million, included in selling expense, were incurred relating to deferred catalog costs.

In February 2000 the Company sold certain intellectual property assets to Spiegel Catalog Inc. for $3.9 million. In connection with this sale the Company agreed to cease the fulfillment of catalog orders but retained the right to operate its outlet stores and conduct other liquidation sales of inventories through December 31, 2000. After consideration of the proceeds from this sale and other terms of the agreement the Company provided an additional $4,000,000 to write down inventories to net realizable value as of January 29, 2000.

J. Crew Brand

Merchandising and Design Strategy

Over time, the J. Crew merchandising strategy has evolved from providing unisex products to creating full lines of men's and women's clothing, shoes and accessories. This strategy had the effect of increasing overall J. Crew brand sales volume, and significantly increasing revenues from sales of women's apparel as a percentage of total J. Crew brand sales from 47% in 1995 to 65% in 1999.

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

The Company's merchandise is produced for the Company by a variety of manufacturers, both domestically and outside the United States. The Company does not own or operate any manufacturing facilities, instead contracting with third party vendors in over 20 countries for the production of its products. In 1999, approximately 70% of the Company's J. Crew brand products were sourced in the Far East, 15% were sourced domestically and 15% were sourced in Europe and other regions. Rarely does the Company represent the majority of any one vendor's business and no one vendor supplies more than 10% of the Company's merchandise.

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

Distribution

The Company operates two major telemarketing and distribution facilities for its operations. Order fulfillment for J. Crew Direct takes place at the 406,500 square foot telemarketing and distribution center located in Lynchburg, Virginia. The Lynchburg facility processes approximately 3.8 million orders per year and employs approximately 1,000 full and part-time employees during its non-peak season and an additional 500 employees during its peak season.

A 192,500 square foot telemarketing and distribution facility in Asheville, North Carolina serves as the main distribution center for the retail and outlet store operations and also houses a J. Crew Direct telemarketing center. This facility employs approximately 550 full- and part-time employees during its non-peak season and an additional 200 employees during the peak holiday season.

The Company ships merchandise via UPS, the United States Postal Service and FedEx. To enhance efficiency, each facility is fully equipped with a highly advanced telephone system, an automated warehouse locator system and an inventory bar coding system.

Management Information Systems

The Company's management information systems are designed to provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business. The Company has sophisticated point-of-sale registers in its J. Crew Retail and Factory Outlet stores that enable it to track inventory from store receipt to final sale on a real-time basis. The Company believes its merchandising and financial systems, coupled with its point-of-sale registers and software programs, allow for rapid stock replenishment, concise merchandise planning and real-time inventory accounting practices. The Company's telephone and telemarketing systems, warehouse package sorting systems, automated warehouse locator and inventory bar coding systems utilize advanced technology. These systems have provided the Company with a number of benefits in the form of enhanced customer service, improved operational efficiency and increased management control and reporting. In addition, the Company's real-time inventory systems provide inventory management on a per SKU basis and allow for a more efficient fulfillment process.

The Company is in the process of installing an enterprise resource planning system for its future information technology requirements. This system is scheduled for a phased-in implementation over a period of three years.

J. Crew Retail

During fiscal 1999, J. Crew Retail generated revenues of $333.6 million, representing 46.5% of the Company's total J. Crew brand revenues.

The principal aspect of the Company's business strategy is an expansion program designed to reach new and existing customers through the opening of J. Crew Retail stores. In addition to generating sales of J. Crew products, J. Crew Retail stores help set and reinforce the J. Crew brand image. The stores are designed in-house and fixtured to create a distinctive J. Crew environment and store associates are trained to maintain high standards of visual presentation and customer service. The result is a complete statement of J. Crew's timeless American style, classic design and attractive product value.

The Company believes that J. Crew Retail derives significant benefits from the concurrent operation of J. Crew Direct. The broad circulation of J. Crew catalogs performs an advertising function, enhancing the visibility and exposure of the brand, aiding the expansion of the retail concept and increasing the profitability of the stores.

The Company believes that its J. Crew Retail stores are among the most productive in its industry segment. All of the Company's J. Crew Retail stores are profitable and have generated positive store contribution within the first 12 months of opening. J. Crew Retail stores that were open during all of fiscal 1999 averaged $4.7 million per store in sales, produced sales per gross square foot of approximately $571 and generated store contribution margins of approximately 26.0%. The Company believes that these results compare favorably to the average among retailers that the Company believes to be its primary competitors. J. Crew Retail stores have an average size of 8,243 total square feet.

As of January 29, 2000 J. Crew Retail operated 81 retail stores nationwide, having expanded from 29 stores in 1995. The Company opened 16 stores in fiscal 1999 and intends to open approximately 20 stores in fiscal 2000. The stores are located in upscale shopping malls and in retail areas within major metropolitan markets that have an established higher-end retail business.

The table below highlights certain information regarding J. Crew Retail stores opened through fiscal 1999.

                               Stores  Stores                           Average
                               ------  ------                         -----------
                               Opened  Closed    Stores      Total    Store Total
                               ------  ------  -----------  --------  -----------
               Stores Open     During  During    Open at     Square     Square
              --------------   ------  ------  -----------  --------  -----------
               At Beginning    Fiscal  Fiscal    End of     Footage   Footage at
              --------------   ------  ------  -----------  --------  -----------
              Of Fiscal Year   Year    Year    Fiscal Year  (000's)   End of Year
              --------------   ----    ----    -----------  --------  -----------
1995                29           2      --         31         266        8,581
1996                31           8      --         39         338        8,667
1997                39          12      --         51         428        8,392
1998                51          14      --         65         530        8,150
1999                65          16      --         81         668        8,243

J. Crew Retail plans to increase the number of stores in operation by 20 to 30 stores annually, resulting in approximately 100 stores in operation by the end of fiscal 2000. The retail expansion plan focuses on markets in which J. Crew Direct has been successful and, more generally, in areas within major metropolitan markets with affluent and well educated populations.

J. Crew Direct

Since its inception in 1983, J. Crew Direct has distinguished itself from other catalog retailers by its award-winning catalog, which utilizes magazine-quality "real moment" pictures to depict an aspirational lifestyle image. During fiscal 1999, J. Crew Direct distributed 31 catalog editions with a combined circulation of more than 75 million, and expanded its direct marketing concept to e-commerce via its Internet site (jcrew.com). J. Crew Direct generated $278.6 million in revenues (including $65.2 million from its Internet site) or 38.9% of the Company's total J. Crew brand revenues in fiscal 1999.

Circulation Strategy

J. Crew Direct circulation strategy focuses on continually improving the segmentation of customer files and the acquisition of additional customer names. In 1999, approximately 60% of J. Crew Direct revenues were from customers in the 12-month buyer file (buyers who have made a purchase from any J. Crew catalog in the prior 12 months).

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

In 1999, total circulation increased to approximately 75 million from 73 million in 1998, while pages circulated were approximately 9.3 billion in 1999 and 8.8 billion in 1998.

J. Crew Direct name acquisition programs are designed to attract new customers in a cost-effective manner. The Company acquires new names from various sources, including its Internet site, list rentals, exchanges with other catalog and credit card companies, "friends' name" card inserts, and through J. Crew Retail stores which represent an increasingly significant resource in prospecting for new names. Names and addresses of 25% to 30% of the customers making credit card purchases at J. Crew Retail stores are automatically captured at the point of sale. Customers are also asked to fill out cards at the cash register when they make purchases. In addition, the Company is in the process of placing telephones in its J. Crew Retail stores with direct access to the J. Crew Direct telemarketing center to allow customers in the stores to order catalog-specific or out-of-stock items.

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

J. Crew Direct does not have long-term contracts with paper mills. Projected paper requirements are communicated on an annual basis to paper mills to ensure the availability of an adequate supply. Management believes that the Company's long-standing relationships with a number of the largest coated paper mills in the United States allow it to purchase paper at favorable prices commensurate with the Company's size and payment terms.

Telemarketing and Customer Service

J. Crew Direct's primary telemarketing and fulfillment facilities are located in Lynchburg, Virginia. An additional telemarketing facility is located in Asheville, North Carolina. Telemarketing operations are open 24 hours a day, seven days a week and handled over 5.9 million calls in fiscal 1999. Orders for merchandise may be received by telephone, facsimile, mail and on the Company's Internet site. The telemarketing centers are staffed by a total of 850 full-time and part time telemarketing associates, and up to 600 additional associates during peak periods, who are trained to assist customers in determining the customer's correct size and to describe merchandise fabric, texture and function. Each telemarketing associate utilizes a terminal with access to an IBM mainframe computer which houses complete and up-to-date product and order information. The fulfillment operations are designed to process and ship customer orders in a quick and cost-effective manner. Orders placed before 9:00 p.m. are shipped the following day. Same-day shipping is available for orders placed before noon.

J. Crew Factory Outlets

The Company extends its reach to additional consumers through its 42 J. Crew Factory Outlets. Offering J. Crew products at an average of 30% below full retail prices, J. Crew Factory Outlets target value-oriented consumers. The factory outlet stores also serve to liquidate excess, irregular or out-of-season
J. Crew products outside of the Company's three primary distribution channels. During fiscal 1999, J. Crew Factory Outlets generated revenues of $102.0 million, representing 14.2% of the Company's total J. Crew brand revenues.

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

Trademarks and International Licensing

J. Crew International, Inc., an indirect subsidiary of J. Crew Group, Inc., currently owns all of the trademarks and domain names for the J. Crew name that the Company holds throughout the world, as well as its international licensing contracts with third parties. Trademarks related to the J. Crew name are registered in the United States Patent and Trademark Office.

The Company derives revenues from the international licensing of its trademarks in the J. Crew name and the know-how it has developed. The Company has entered into a licensing agreement with Itochu Corporation in Japan which gives the Company the right to receive payments of percentage royalty fees in exchange for the exclusive right to use the Company's trademarks in Japan. Under the license agreement the Company retains a high degree of control over the manufacture, design, marketing and sale of merchandise under the J. Crew trademarks. This agreement expires in January, 2003. In 1999, licensing revenues totaled $2.5 million.

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

At January 29, 2000, the Company had approximately 5,400 associates, of whom approximately 1,900 were full-time associates and 3,500 were part-time associates. In addition, approximately 3,000 associates are hired on a seasonal basis to meet demand during the peak holiday buying season. None of the associates employed by J. Crew are represented by a union. The Company believes that its relationship with its associates is good.

Competition

All aspects of the Company's businesses are highly competitive. The Company competes primarily with specialty brand retailers, other catalog operations, department stores, and mass merchandisers engaged in the retail sale of men's and women's apparel, accessories, footwear and general merchandise. The Company believes that the principal bases upon which it competes are quality, design, efficient service, selection and price.

The Recapitalization

On October 17, 1997, the recapitalization of J. Crew Group, Inc. ("Holdings") (the "Recapitalization") was consummated pursuant to a Recapitalization Agreement, dated as of July 22, 1997, as amended as of October 17, 1997 (the "Recapitalization Agreement"), among Holdings, its shareholders and TPG Partners II, L.P. ("TPG"). Pursuant to the Recapitalization Agreement, Holdings purchased from its shareholders all outstanding shares of Holdings' capital stock, other than shares having an implied value of $11.1 million, almost all of which continue to be held by Emily Woods, and which represented approximately 14.8% of the outstanding shares of common stock of Holdings ("Common Stock") immediately following the transaction.

In connection with the Recapitalization, Holdings organized J. Crew Operating Corp. ("Operating Corp.") and immediately prior to the consummation of the Recapitalization, Holdings transferred substantially all of its assets and liabilities to Operating Corp. Holdings' current operations are, and future operations are expected to continue to be, limited to owning the stock of Operating Corp. Operating Corp. repaid substantially all of the Company's funded debt obligations existing immediately before the consummation of the Recapitalization.

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

ITEM 2.  PROPERTIES

The Company is headquartered in New York City. The New York City headquarters' offices are leased under a lease agreement expiring in 2012 (not including renewal options). The Company owns two telemarketing and distribution facilities: a 406,500-square-foot telemarketing and distribution center for J. Crew Direct operations in Lynchburg, Virginia and a 192,500-square-foot telemarketing and distribution center in Asheville, North Carolina servicing the
J. Crew Retail and Factory Outlet store operations.

As of January 29, 2000, the Company operated 81 J. Crew retail stores and 42 factory outlet stores in 34 states and the District of Columbia. All of the retail and factory outlet stores are leased from third parties, and the leases in most cases have terms of 10 to 12 years, not including renewal options. As a general matter, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is comprised of annual base rent plus a contingent rent payment based on the store's sales in excess of a specified threshold. Substantially all the leases are guaranteed by the Company.

The table below sets forth the number of stores by state operated by the Company (excludes 7 C&W Outlet stores) in the United States as of January 29, 2000:


                                         Total
                                         -----
                        Retail  Outlet   Number
                        ------  ------   ------
                        Stores  Stores   Of Stores
                        ------  ------   ---------

Alabama                    1       1        2
Arizona                    1      --        1
California                14       3       17
Colorado                   2       2        4
Connecticut                3       1        4
Delaware                   1       1        2
Florida                    4       3        7
Georgia                    3       2        5
Illinois                   4      --        4
Indiana                    1       2        3
Kansas                     1      --        1
Maine                     --       2        2
Maryland                   2       1        3
Massachusetts              5       1        6
Michigan                   2       1        3
Minnesota                  1      --        1
Missouri                   1       1        2
Nevada                    --       1        1
New Hampshire             --       2        2
New Jersey                 4       1        5
New Mexico                 1      --        1
New York                   9       4       13
North Carolina             2      --        2
Ohio                       4      --        4
Oregon                     2      --        2
Pennsylvania               2       3        5
Rhode Island               1       -        1
South Carolina            --       2        2
Tennessee                  1       1        2
Texas                      3       3        6
Vermont                   --       1        1
Virginia                   3       1        4
Washington                 2       1        3
Wisconsin                 --       1        1
District of Columbia       1      --        1
                          --      --      ---

Total.                    81      42      123
                          ==      ==      ===

ITEM 3.  LEGAL PROCEEDINGS

      Routine litigation is pending against the Company with respect to matters incidental to its business. Although the outcome of litigation cannot be predicted with certainty, in the opinion of the Company none of those actions should have a material adverse effect on the financial condition of the Company

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended January 29, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public market for Holdings Common Stock. As of April 1, 2000, there were 37 shareholders of record of the Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a discussion of the ownership of Holdings.

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

The Directors of Holdings have the right to receive all or a portion of the fees for their services as a Director in Common Stock at a purchase price of $6.82 per share for meetings prior to April 13, 1999 and $10 per share for meetings held thereafter. In fiscal 1999, certain Directors elected to receive a total of 17,665 shares of Common Stock in payment of their fees. Holdings issued the Common Stock to the Directors in transactions which did not involve any public offering in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial, operating, balance sheet and other data of the Company. The selected income statement and balance sheet data for each of the two fiscal years ended January 31, 1997 are derived from the Consolidated Financial Statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors. The selected income statement and balance sheet data for each of the three fiscal years ended January 29, 2000 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP, independent auditors. The data presented below should be read in conjunction with the Consolidated Financial Statements, including the related Notes thereto, included herein, the other financial information included herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                   Fiscal Year Ended
                                                         February 2,   January 31,    January 31,   January 30,    January 29,
                                                         -----------   -----------    -----------   -----------    -----------
                                                             1996          1997           1998          1999          2000
                                                             ----          ----           ----          ----          ----
                                                                  (dollars in thousands, except per square foot data)
Income Statement Data:
 Revenues                                                 $745,909      $808,843      $ 834,031     $ 824,258     $ 716,624
 Cost of goods sold(a)                                     399,668       428,719        465,168       460,592       394,813
 Selling, general and administrative                       327,672       348,305        359,811       336,590       281,610
  expenses
 Charges incurred in connection with
  discontinuance of Clifford &Wills                                                                    13,300         4,000
 Other charges                                                  --            --             --         7,995         7,018
 Income from operations                                     18,569        31,819          9,052         5,781        29,183
 Interest expense-net                                        9,350        10,470         20,494        39,323        38,861
 Gain on sale of Popular Club Plan                              --            --             --       (10,000)       (1,000)
 Expenses incurred-Recapitalization                             --            --         20,707            --            --
 Provision (benefit) for income taxes                        3,700         8,800         (5,262)       (8,162)       (2,050)
 Extraordinary items and cumulative effect
 of accounting changes, net of taxes                           931            --         (4,500)           --            --
                                                          --------      --------      ---------     ---------     ---------
 Net income (loss)                                        $  6,450      $ 12,549      $ (31,387)    $ (15,380)    $  (6,628)
                                                          ========      ========      =========     =========     ---------

                                                                                   Fiscal Year Ended

                                                       February 2,   January 31,         January 31,   January 30,   January 29,
                                                              1996          1997                1998          1999          2000
Balance Sheet Data (at period end):
 Cash and cash equivalents                                $ 13,529      $  7,132           $  12,166     $   9,643     $  38,693
 Working capital                                           132,256       132,222             142,677        95,710        75,929
 Total assets                                              355,249       410,821             421,878       376,330       373,604
 Total long term debt and redeemable
 preferred stock                                            87,329        87,092             428,457       433,243       458,218
 Stockholders' equity (deficit)                             89,633       102,006            (201,642)     (235,773)     (264,593)

Operating Data:
Revenues:
J. Crew retail                                            $134,959      $167,957           $ 209,559     $ 273,972     $ 333,575
J. Crew direct
  Catalog                                                  274,653       289,773             260,853       230,752       213,308
  Internet                                                      --            --               4,000        22,000        65,249
                                                          --------      --------           ---------     ---------     ---------
                                                           274,653       289,773             264,853       252,752       278,557
                                                          --------      --------           ---------     ---------     ---------

J. Crew factory outlet                                      79,203        94,579             100,285        96,461       101,987
J. Crew licensing                                            3,975         3,817               2,897         2,712         2,505
                                                          --------      --------           ---------     ---------     ---------

Total J. Crew brand                                        492,790       556,126             577,594       625,897       716,624
Other divisions(b)                                         253,119       252,717             256,437       198,361            --
                                                          --------      --------           ---------     ---------     ---------

Total                                                     $745,909      $808,843           $ 834,031     $ 824,258     $ 716,624
                                                          ========      ========           =========     =========     =========

J. Crew Direct:

Number of catalogs circulated (in                           67,519        76,087              76,994        73,440        75,479
thousands)
Number of pages circulated (in millions)                    10,198         9,827               9,830         8,819         9,319

J. Crew Retail:

Sales per gross square foot(c)                            $    533      $    551           $     542     $     558     $     571
Store contribution margin(c)                                  25.5%         25.4%               23.4%         25.0%         26.0%
Number of stores open at end of period                          31            39                  51            65            81
Comparable store sales change(c)                             (6.0)%          4.5%              (6.6)%          9.0%          1.8%

Depreciation and amortization                             $ 10,272      $ 10,541           $  15,255     $  15,972     $  19,241

Net capital expenditures(d)
New store openings                                        $  6,009      $ 10,894           $  19,802     $  14,749     $  13,300
Other                                                        8,631        11,587              11,565        21,605        27,953
                                                          --------      --------           ---------     ---------     ---------

Total net capital expenditures                            $ 14,640      $ 22,481           $  31,367     $  36,354     $  41,253

(a) Includes buying and occupancy costs.
(b) Includes revenues from the Company's PCP and C&W divisions and finance charge income from PCP installment sales. PCP was sold effective October 30, 1998 and the Company made a decision in 1998 to exit the catalog and outlet store operations of C&W.
(c) Includes stores that have been opened for a full twelve month period.
(d) Capital expenditures are net of proceeds from construction allowances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company during the three-year period ended January 29, 2000. This discussion should be read in conjunction with the audited consolidated financial statements of the Company for the three-year period ended January 29, 2000 and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Consolidated statements of operations presented as a percentage of revenues are as follows:

                                                                  Fiscal Year ended
                                                             January    January    January
                                                             29,2000    30,1999    31,1998
Revenues                                                       100.0%     100.0%     100.0%
Cost of goods sold, including buying and occupancy costs        55.1       55.9       55.8
Selling, general and administrative expenses                    39.3       40.8       43.1
Charges incurred in connection with discontinuance of C&W         .5        1.6         --
Other charges                                                    1.0        1.0         --
Income from operations                                           4.1         .7        1.1
Interest expense, net                                           (5.4)      (4.8)      (2.5)
Gain on the sale of Popular Club Plan                             .1        1.2         --
Expenses incurred-recapitalization                                --         --       (2.5)
Loss before income taxes and extraordinary items                (1.2)      (2.9)      (3.9)
Benefit for income taxes                                          .3        1.0         .6
                                                             -------    -------    -------
Loss before extraordinary items                                  (.9)%     (1.9)%     (3.3)%
                                                             =======    =======    =======

Fiscal 1999  Compared to Fiscal 1998

Revenues
--------

Revenues decreased 13.1% to $716.6 million in the fiscal year ended January 29, 2000 from $824.3 million in the fiscal year ended January 30, 1999. The decrease in revenues was attributable to the sale of Popular Club Plan, effective as of October 30, 1998, and the discontinuance of Clifford & Wills operations which resulted in a decrease of $198.4 million. This decrease was offset by increases of $59.6 million in J. Crew Retail and $25.8 million in J.Crew Direct. Excluding Popular Club Plan and Clifford & Wills, revenues increased 14.5% from $625.9 million in fiscal 1998 to $716.6 million in fiscal 1999.

J. Crew Retail revenues increased by 21.8% from $274.0 million in fiscal 1998 to $333.6 million in fiscal 1999. The percentage of the Company's total revenues derived from J. Crew Retail increased to 46.6% in fiscal year 1999 compared to 33.2% in fiscal 1998. This increase was attributed to $54.6 million from the opening of new stores and $5.0 million from an increase in comparable store sales of 1.8%. The number of stores opened at January 29, 2000 increased to 81 from 65 at January 30, 1999.

J. Crew Direct revenues (which includes revenues from catalog and internet operations) increased by 10.2% from $252.8 million in fiscal 1998 to $278.5 million in fiscal 1999. The percentage of the Company's total revenues derived from J. Crew Direct increased to 38.9% in fiscal 1999 from 30.7% in fiscal 1998. This increase was primarily due to an increase in net sales from j.crew.com which increased to $65.2 million fiscal 1999 from $21.6 million in fiscal 1998.Catalog sales decreased to $213.3 million in fiscal 1999 from $231.2 million in fiscal 1998 as the Company adopted initiatives to migrate catalog customers to the Internet.

J. Crew Factory Outlet revenues increased by 5.7% from $96.5 million in fiscal 1998 to $102.0 million in fiscal 1999. The percentage of the Company's total revenues derived from J. Crew Factory Outlet increased to 14.2% in fiscal 1999 from 11.7% in fiscal 1998. Comparable store sales for J. Crew Factory Outlet increased by 3.8% in fiscal 1999. J. Crew Factory Outlet closed three stores in fiscal 1999 and 42 stores were open at January 29, 2000.


Cost of sales, including buying and occupancy costs
---------------------------------------------------

Cost of sales, including buying and occupancy costs as a percentage of revenues decreased to 55.1% in fiscal 1999 compared to 55.9% in fiscal 1998. Excluding the operations of PCP and C&W, cost of sales including buying and occupancy costs decreased to 55.1% in fiscal 1999 from 56.2% in fiscal 1998. This decrease was caused primarily by an increase in initial mark up caused by a decrease in the cost of merchandise.

Selling, general and administrative expenses
--------------------------------------------

Selling, general and administrative expenses decreased to $281.6 million in fiscal 1999 (39.3% of revenues) from $336.6 million in fiscal 1998 (40.8% of revenues). Approximately $94.4 million of selling, general, and administrative expenses in fiscal 1998 resulted from the operations of PCP and C&W.

Selling, general and administrative expenses of the J.Crew brand increased to $281.6 million in fiscal 1999 (39.3% of revenues) from $242.2 million in fiscal 1998 (38.7% of revenues). This increase resulted primarily from an increase in general and administrative expenses of $31.5 million due to (a) an increase in the number of retail stores in operation during fiscal 1999 compared to fiscal 1998; (b) an increase in consulting fees and other expenses attributable to information technology initiatives; and (c) an increase in marketing expenses of approximately $8 million, primarily direct advertising, devoted to increasing customer awareness of the Company's Internet site.

Selling expenses were $75.7 million in fiscal 1999 (10.6% of revenues) compared to $67.8 million in fiscal 1998 (10.8% of revenues). This increase was due to $6.0 million of direct advertising related to the Internet and an increase in pages circulated from 8.8 billion pages in fiscal 1998 to 9.3 billion pages in fiscal year 1999, an increase of 5.7%. These increases in selling expenses were partially offset by decreases related to efficiencies in the catalog production process.

Write-down of assets and other charges in connection with the discontinuance of
-------------------------------------------------------------------------------
Clifford & Wills
----------------

An additional charge of $4.0 million was incurred in fiscal 1999 to write down the carrying value of inventories to net realizable value. (See note 2 to the consolidated financial statements).

Other charges
-------------

Other charges in fiscal 1999 include $7.0 million relating to the write off of certain software development costs which were impaired by the decision of the Company to adopt an enterprise resource planning system for its future information technology requirements.

Gain on sale of subsidiary
--------------------------

An additional gain of $1.0 million was recognized in fiscal 1999 from a reduction in certain estimated liabilities established at the time of sale.(See note 2 to the consolidated financial statements).

Interest expense
----------------

Interest expense, net decreased to $38.9 million in fiscal 1999 from $39.3 million in fiscal 1998. This decrease resulted primarily from lower average borrowings during fiscal 1999 under the Revolving Credit Facility and the reduced term loan balances which was offset by higher non-cash interest and interest related to the settlement of a sales and use tax assessment. Average borrowings under a Revolving Credit Facility required to fund inventories and capital expenditures were $30.8 million in fiscal 1999 and $47.5 million in fiscal 1998.

Interest expense included non-cash interest and amortization of deferred financing costs of $14.2 million in fiscal 1999 compared to $12.7 million fiscal 1998.

Income Taxes
------------

The effective tax rate was (23.6%) in fiscal 1999 compared to (34.7)% in fiscal 1998. The decrease in the effective tax rate in 1999 was primarily due to the inability of certain subsidiaries to deduct net operating losses for state tax purposes.

Fiscal 1998 Compared to Fiscal 1997

Revenues
--------

Revenues decreased 1.2% to $824.3 million in the fiscal year ended January 30, 1999 from $834.0 million in the fiscal year ended January 31, 1998. The decrease in revenues was due primarily to (a) the sale of Popular Club Plan, effective as of October 30, 1998, which resulted in a decrease of $60.3 million and (b) a decrease in J. Crew Direct revenues of $12.0 million. These decreases were offset by an increase of $64.4 million in the revenues of J. Crew Retail. Excluding Popular Club Plan, revenues increased 7.8% from $649.6 million in fiscal 1997 to $700.3 million in fiscal 1998.

J. Crew Retail revenues increased by 30.7% from $209.6 million in fiscal 1997 to $274.0 million in fiscal 1998. The percentage of the Company's total revenues derived from J. Crew Retail increased to 33.2% in fiscal 1998 from 25.1% in fiscal 1997. This increase was attributed to $45.5 million from the opening of new stores and $18.9 million from an increase in comparable store sales of 9.0%. The number of stores opened at January 30, 1999 increased to 65 from 51 at January 31, 1998.

J. Crew Direct revenues decreased by 4.5% from $264.8 million in fiscal 1997 to $252.8 million in fiscal 1998. The percentage of the Company's total revenues derived from J. Crew Direct decreased to 30.7% in fiscal 1998 from 31.8% in fiscal 1997. This decrease was primarily due to a decrease in catalog circulation from 9.8 billion pages circulated in fiscal 1997 to 8.8 billion pages circulated in fiscal 1998 and a continuing weak performance in menswear sales. J. Crew Direct revenues in fiscal 1998 include approximately $22.0 million from jcrew.com compared to approximately $4.0 million in fiscal 1997.

J. Crew Factory Outlet revenues decreased by 3.8% from $100.3 million in fiscal 1997 to $96.5 million in fiscal 1998. The percentage of the Company's total revenues derived from J. Crew Factory Outlet decreased to 11.7% in fiscal 1998 from 12.0% in fiscal 1997. Comparable store sales for J. Crew Factory Outlet decreased by 11.5% in fiscal 1998. The decrease in comparable store sales resulted from additional markdowns required to sell through overstock merchandise, primarily in the Spring of 1998. J. Crew Factory Outlet opened three new stores in fiscal 1998 and 45 stores were open at January 30, 1999.

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

As a percentage of revenues, selling expenses (catalog circulation costs) decreased to 13.1% in fiscal 1998 from 14.7% in 1997 and general and administrative expenses decreased to 27.7% in fiscal 1998 from 28.4% in fiscal 1997. The decrease in selling expense resulted primarily from the reduction in catalog circulation from 9.8 billion pages circulated in 1997 to 8.8 billion pages circulated in 1998 and the implementation of cost reduction initiatives relating primarily to printing costs at J. Crew Direct.

The decrease in general and administrative expenses in fiscal 1998 as a percentage of revenues was due to a decrease in expenses at J. Crew Direct and
J. Crew Retail from the implementation of cost reduction initiatives.

The absolute dollar amount of selling, general and administrative expenses decreased to $336.6 million in fiscal 1998 from $359.8 million in fiscal 1997 primarily as a result of the sale of Popular Club Plan as of October 30, 1998 which accounted for $20.0 million of the decrease.

Write-down of assets and other charges in connection with the discontinuance of
-------------------------------------------------------------------------------
Clifford & Wills
----------------

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

Interest expense
----------------

Interest expense, net increased to $39.3 million in fiscal 1998 from $20.5 million in fiscal 1997. This increase resulted primarily from the issuance of $295.3 million of debt in October 1997 to fund the Recapitalization including $85.0 million to retire senior indebtedness outstanding at the time of the Recapitalization. Average borrowings under a Revolving Credit Facility required to fund inventories and capital expenditures were $54.3 million in fiscal 1997 and $47.5 million in fiscal 1998.

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

Liquidity and Capital Resources

The Company's primary cash needs have been for capital expenditures incurred primarily for opening new stores and system enhancements, debt service requirements and working capital. The Company's sources of liquidity have been primarily cash flows from operations and borrowings under the revolving credit facility.

In October 1997 the Company incurred substantial indebtedness in connection with the Recapitalization. After giving effect to the Recapitalization, the Company had $298.2 million of indebtedness outstanding and $201.6 million of stockholders' deficit at January 31, 1998. The Company's significant debt service obligations following the Recapitalization could, under certain circumstances, have material consequences to security holders of the Company. In fiscal 1998 the Company sold its Popular Club Plan subsidiary and used $26.0 million of the proceeds to repay debt. In fiscal 1999 the Company used net proceeds from the sale of assets of its discontinued Clifford & Wills subsidiary to prepay an additional $10.0 million of the term loan.

Cash provided by operating activities was $94.1 million in fiscal year 1999 compared to $8.1 million in fiscal 1998. The increase in cash provided by operations resulted from (a) a decrease in the level of inventories of $26.1 million despite an increase in the number of retail stores from 65 to 81, (b) an increase in income from operations of $23.4 million, and (c) a federal income tax refund of $8.7 million.

Capital expenditures, net of construction allowances, were $41.3 million in fiscal 1999. The 1999 capital expenditures consisted primarily of the opening of 16 new J. Crew retail stores and systems enhancements. Capital expenditures in fiscal 1998 were $36.4 million (including $5.2 million for Popular Club Plan which was sold in October 1998). The capital expenditures in 1998 were incurred primarily from the opening of 14 new J.Crew Retail Stores and system enhancements.

Capital expenditures are expected to be approximately $45.0 million in fiscal 2000, primarily for the opening of at least 20 J. Crew retail stores and for system enhancements. The expected capital expenditures will be funded from internally generated cash flows and by borrowings from available financing sources.

There were no borrowings under the Revolving Credit Facility at January 29, 2000, compared to $14.0 million of borrowings outstanding at January 30, 1999. Average borrowings under the Revolving Credit Facility were $30.8 million for the fiscal year ended January 29, 2000 and $47.5 million for the fiscal year ended January 30, 1999.

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

Year 2000

The Company completed its Year 2000 software program conversions and compliance programs during the fourth quarter of 1999. The total external costs for such programs were approximately $2.6 million. Subsequent to December 31, 1999, the Company has not experienced any Year 2000 problems either internally or from outside sources. The Company has no reason to believe that Year 2000 failures will materially affect it in the future. However, since it may take several additional months before it is known whether the Company or third party suppliers, vendors or customers may have undergone Year 2000 problems, no assurances can be given that the Company will not experience losses or disruptions due to Year 2000 computer-related problems. The Company will continue to monitor the operation of its computers and microprocessor-based devices for any Year 2000 problems.

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

Seasonality

The Company's retail and direct businesses experience two distinct selling seasons, spring and fall. The spring season is comprised of the first and second quarters and the fall season is comprised of the third and fourth quarters. Net sales are usually substantially higher in the fall season and selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season. Approximately 35% of annual net sales in fiscal 1999 occurred in the fourth quarter. The Company's working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. In June 1999 the effective date of SFAS No.133 was deferred to all fiscal years beginning after June 15, 2000. The Company is currently reviewing SFAS No. 133 and is not able to evaluate the impact, if any, it may have on future operating results or financial statement disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility and the Term Loan Facility. In order to manage this interest rate risk, the Company entered into an interest rate swap agreement for a notional principal amount of $50 million which expires in October 2000. This agreement converts the interest rate to a fixed rate of 6.23%. If this interest rate swap agreement was settled on January 29, 2000 the Company would have received $62,000.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at January 29, 2000 were approximately $38.3 million.

Furthermore, the Company has a licensing agreement in Japan which provides for royalty payments based on sales of J. Crew merchandise as denominated in yen. The Company has from time to time entered into forward foreign exchange contracts to minimize this risk. At January 29, 2000, there was a forward foreign exchange contract outstanding to sell 120 million Yen which expires on March 31, 2000.

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

Name                    Age  Position
----                    ---  --------

Emily Woods...........   38  Director, Chairman of the Board
Mark A. Sarvary.......   40  Director, Chief Executive Officer
Charlotte L. Beers....   64  Director
David Bonderman.......   57  Director
Richard W. Boyce......   45  Director
Gregory D. Brenneman..   38  Director
John W. Burden, III...   63  Director
James G. Coulter......   40  Director
Richard M. Anders.....   43  President of Retail
Barbara K. Eisenberg..   54  Senior Vice President, General Counsel and Corporate Secretary
Scott Formby..........   38  Executive Vice President, Design
Scott D. Hyatt........   42  Senior Vice President, Manufacturing
Walter Killough.......   45  Chief Operating Officer
David F. Kozel........   44  Senior Vice President, Human Resources
Nicholas Lamberti.....   57  Vice President-Corporate Controller
Thomas A. Lesica......   40  Senior Vice President, Chief Information Officer
Michael Ovitz.........   53  Director
Scott M. Rosen........   41  Executive Vice President, Chief Financial Officer
Carol Sharpe..........   45  Executive Vice President, Merchandising - Brand
Trudy Sullivan........   50  President
Brian T. Swette.......   46  Director
Mark T. Walsh.........   38  Executive Vice President, e-commerce and  Strategic
                             Planning
Josh S. Weston........   71  Director


Emily Woods
     Ms. Woods became Chairman of the Board of Directors of Holdings upon consummation of the Recapitalization. Ms. Woods is also a director and Chairman of the Board of Operating Corp. Ms. Woods co-founded the J. Crew brand in 1983. Ms. Woods has also served as Chief Executive Officer and Vice-Chairman of Holdings and as Chief Executive Officer of Operating Corp. She is also a director of Yankee Candle Company.

Mark A. Sarvary
          Mr. Sarvary joined the Company in May 1999 as Chief Executive Officer and as a Director. He was President/General Manager of the Nestle Frozen Food Division of Nestle USA from 1996 to May 1999 and Vice President Marketing from 1995 to 1996.

Charlotte L. Beers
     Ms. Beers became a director of Holdings in 1998. Ms. Beers has been Chairman of J. Walter Thompson (advertising agency) since March 1999. She was Chairman and Chief Executive Officer of Ogilvy & Mather (advertising agency) from 1992 until 1997 and Chairman Emeritus from 1997 until March 1999. She also serves as a director of Martha Stewart Living, Omnimedia and IBeauty.com.

David Bonderman
     Mr. Bonderman became a director of Holdings upon consummation of the Recapitalization. Mr. Bonderman is a founding partner of Texas Pacific Group and has been Managing General Partner of TPG for more than six years. Mr. Bonderman serves on the Boards of Directors of Bell & Howell, Inc., Beringer Wine Estates, Inc., Continental Airlines, Inc., Co-Star Realty Information, Inc., Denbury Resources Inc., Ducati Motor Holdings S.p.A., Magellan Health Services, Inc., Oxford Health Plans, Inc., Paradyne Networks, Inc. and Ryanair Ltd.

Richard W. Boyce
     Mr. Boyce became a director of Holdings upon consummation of the Recapitalization and was Chief Executive Officer from January 1999 until May 1999. Mr. Boyce is the President of CAF, Inc. ("CAF"), a management consulting firm which advises various companies controlled by TPG. Prior to founding CAF in 1997, Mr. Boyce served as Senior Vice President of Operations for Pepsi-Cola North America ("PCNA") from 1996 to 1997, and Chief Financial Officer of PCNA from 1994 to 1996. He is also Chairman of Del Monte Foods Company. He is Chairman of Favorite Brands International Holding Corp., which filed for protection under Chapter 11 of the Bankruptcy Code on March 30, 1999. Mr. Boyce is also a director of ON Semiconductor.

Gregory D. Brenneman
     Mr. Brenneman became a director of Holdings in 1998. He has been President of Continental Airlines Inc. since 1996 and Chief Operating Officer of Continental Airlines Inc. since 1995. He has been a director of Continental since 1995.

John W. Burden, III
     Mr. Burden became a director of Holdings in 1998. Mr. Burden has been a retail consultant for more than five years. He also serves as a director of Saks Incorporated and Chicos Fas Inc.

James G. Coulter
     Mr. Coulter became a director of Holdings upon consummation of the Recapitalization. Mr. Coulter is a founding partner of Texas Pacific Group and has been Managing General Partner of TPG for more than six years. Mr. Coulter serves on the Boards of Directors of Beringer Wine Estates, Inc., Genesis Health Ventures, Inc., Northwest Airlines, Inc., Oxford Health Plans, Inc. and Globespan Semiconductor, Inc.

Barbara K. Eisenberg
     Ms. Eisenberg has been Senior Vice President, General Counsel and Corporate Secretary since August 1999 and was Vice President, General Counsel and Corporate Secretary from 1998 until then. Prior thereto, she was Vice President, Associate General Counsel and Corporate Secretary of Burlington Industries, Inc. (textile manufacturer) for more than five years.

Richard M. Anders
          Mr. Anders joined the Company in May 1999 as President of Retail. He was Zone Vice President of Old Navy, a division of The Gap, Inc., from 1996 to May 1999 and Regional Manager, Gap brand prior thereto.

Scott Formby
     Mr. Formby became Executive Vice President, Design of J. Crew in 1999. Prior thereto, he was Vice President, Design for more than five years.

Scott D. Hyatt
          Mr. Hyatt joined the Company in 1998 as Senior Vice President, Manufacturing. He was with Express Inc. as Vice President, Production and Sourcing from 1996 to 1998 and Vice President, Manufacturing of Bernard Chaus Inc. for more than five years prior thereto.

Walter Killough
     Mr. Killough became Chief Operating Officer of the Company in October 1999. Prior thereto, he was Senior Vice President, General Manager, Mail Order for more than five years.

David F. Kozel
          Mr. Kozel joined the Company in 1999 as Senior Vice President, Human Resources. Prior thereto, he was with Grey Advertising as Vice President, Human Resources from 1998, Vice President, Human Resources of Deluxe Corporation from 1997 to 1998 and Vice President, Human Resources of Citibank from 1995 to 1996.

Nicholas Lamberti
     Mr. Lamberti has been Vice President - Corporate Controller for more than five years.

Thomas A. Lesica
     Mr. Lesica joined the Company in 1999 as Senior Vice President and Chief Information Officer. He was with PepsiCo, Inc. as Vice President and Chief Information Officer from 1997 until joining the Company and Director of Information Technology of Pepsi Cola Company prior thereto.

Michael Ovitz
     Mr. Ovitz became a director of Holdings in 1998. He is an independent businessman and investor and co-founded Artists Management Group, LLC, a management/production multi-media company. He has been a Principal of Artist Management Group since December 1998. From 1995 to 1996, Mr. Ovitz was President of the Walt Disney Company. For more than five years prior to 1995, Mr. Ovitz served as Chairman of Creative Artists Agency, which he co-founded. Mr. Ovitz is also a director of Gulfstream Aerospace Corp. and Livent, Inc.

Scott M. Rosen
     Mr. Rosen has been Executive Vice President and Chief Financial Officer since August 1999, Senior Vice President and Chief Financial Officer from 1998 until then and Chief Financial Officer of Mail Order for more than five years prior thereto.

Carol Sharpe
     Ms. Sharpe has been Executive Vice President, Merchandising - Brand since August 1999 and was Senior Vice President, General Merchandising Manager, Retail prior thereto. She was Senior Vice President and General Merchandising Manager-Women's from 1998 until then and Vice President, Women's for more than 5 years prior to 1998.

Trudy Sullivan
     Ms. Sullivan has been President since rejoining the Company in February 2000. She was President of Kids "R" Us, a division of Toys "R" Us, Inc., from October 1999 to February 2000. Ms. Sullivan was President, Mail Order of the Company from 1998 to October 1999 and President of Clifford and Wills from 1995 to 1998.

Brian T. Swette
     Mr. Swette became a director of Holdings in 1998. He has been Chief Operating Officer of eBay Inc. (person-to-person trading community on the Internet), since November 1999 and from 1998 until then was Senior Vice President of Marketing and International of eBay. He was Executive Vice President and Chief Marketing Officer-Global Beverages of Pepsi-Cola Beverages from 1996 until joining eBay and Executive Vice President Marketing-North America of Pepsi-Cola Beverages from 1994 to 1996. He is also a director of eBay Inc.

Mark T. Walsh
          Mr. Walsh joined the Company in September 1999 as Senior Vice President Strategic Planning, Marketing and Internet and was elected Executive Vice-President e-commerce and Strategic Planning in March 2000. Prior thereto, he was Director, Global Marketing Strategy of Citibank, N.A., from 1998. He was Chief Financial Officer, Fountain Beverage Division of Pepsico, Inc. from 1997 to 1998 and Vice President, Mergers and Acquisitions of Pepsico from 1996 to 1997.

Josh S. Weston
     Mr. Weston became a director of Holdings in 1998. He has been Honorary Chairman of the Board of Directors of Automatic Data Processing (computing services business) since 1998. He was Chairman of the Board of Automatic Data Processing from 1996 until 1998 and Chairman and Chief Executive Officer for more than five years prior thereto. Mr. Weston is also a director of Gentiva Health Services, Shared Medical Systems Corporation and Russ Berrie & Company, Inc.

ITEM 11.                 EXECUTIVE COMPENSATION

The following table sets forth compensation paid for fiscal years 1999, 1998 and 1997 to each individual serving as its chief executive officer during fiscal 1999 and to each of the four other most highly compensated executive officers of the Company as of the end of fiscal 1999.



                                                                  Annual Compensation
                                                     --------------------------------------------

Name                                                                              Other Annual
And                                            Fiscal    Salary        Bonus          Comp.
Principal Position                              Year       ($)          ($)            ($)
-------------------------------------------------------------------------------------------------
Emily Woods                                     1999   $1,000,000   $1,000,000        $--
Chairman                                        1998    1,000,000    1,000,000         --
                                                1997      700,000         --           --

Mark Sarvary                                    1999      560,190      335,000    1,000,000(5)
Chief Executive Officer                         1998         --           --           --
                                                1997         --           --           --

Richard W. Boyce                                1999      250,000         --           --
Former Chief Executive Officer                  1998       83,333         --           --
                                                1997         --           --           --

Scott Formby                                    1999      422,115      106,800         --
Executive Vice President, Design                1998      392,158      107,000         --
                                                1997      358,654       30,000         --

Carol Sharpe                                    1999      402,500      240,000      360,000(5)
Executive Vice President, Merchandising -       1998      362,500      100,300         --
  Brand                                         1997      315,856       75,000         --

Richard Anders                                  1999      304,220       75,000      300,000(5)
President, Retail                               1998         --           --           --
                                                1997         --           --           --



                                                        Long-Term Compensation
                                                         Awards             Payouts
                                            ----------------------------------------
                                                               Securities
                                               Restricted      Underlying      LTIP        All Other
                                                 Stock          Options/     Payouts         Comp.
                                             Award(s)($)(1)   SARS (#)(1)      ($)            ($)
                                            ------------------------------------------------------------
Emily Woods                                     --                 --           --               $5,000(6)
Chairman                                        (2)                --           --         2,907,590(3)(6)
                                                --              492,200         --        10,004,750(4)(6)

Mark Sarvary                                    --              272,000         --                 --
Chief Executive Officer                         --                 --           --                 --
                                                --                 --           --                 --

Richard W. Boyce                                --                 --           --                 --
Former Chief Executive Officer                  --               55,200         --                 --
                                                --                 --           --                 --

Scott Formby                                    --                8,800         --                5,000(6)
Executive Vice President, Design                --                 --           --                5,000(6)
                                                --               31,200         --            64,750(4)(6)

Carol Sharpe                                    --               12,000         --                5,000(6)
Executive Vice President, Merchandising -       --               12,400         --                5,000(6)
  Brand                                         --               12,600         --            54,750(4)(6)

Richard Anders                                  --               60,000                            --
President, Retail                               --                 --           --                 --
                                                --                 --           --                 --

__________

(1) There is no established public market for shares of Common Stock. Holders of restricted stock have the same right to receive dividends as other holders of Common Stock. The Company has not paid any cash dividends on its Common Stock. All share amounts have been adjusted to reflect a 200 for 1 stock split effective April 1999.
(2) Ms. Woods was granted 661,600 shares of Common Stock ("Woods Restricted Shares"), of which 78,600 shares vested immediately upon grant, 194,400 shares will vest on each of the 3rd and 4th anniversaries of the Recapitalization and 194,200 shares will vest on the 5th anniversary of the Recapitalization.
(3) The amount set forth in this column includes reimbursement for income taxes in the amount of $ 2,902,590 incurred by Ms. Woods as a result of the grant of the Woods Restricted Shares.
(4) The amount set forth in this column includes a bonus paid in connection with the consummation of the Recapitalization.
(5)    This amount is a signing bonus.
(6) Includes Company matching contributions to 401(k) plan in the amounts of $5,000, $5,000 and $4,750 for fiscal years 1999, 1998 and 1997, respectively.

   The following Table shows information concerning stock options granted to any of the named executive officers during fiscal year 1999.

                       Option Grants In Fiscal Year 1999

                                                                            Potential Realizable Value At
                                                                              Assumed Annual Rates Of
                                                                            Stock Price Appreciation For
                          Individual Grants                                          Option Term
------------------------------------------------------------------------------------------------------------
                      Number of             Percent Of
                     Securities           Total Options
                     Underlying             Granted To
                       Options             Employees In    Exercise    Expiration
Name               Granted(#) (1)(2)       Fiscal Year    Price($/Sh)     Date         5%($)      $10% ($)
------------------------------------------------------------------------------------------------------------
Richard Anders           60,000                7.9%          $6.82       5/3/09      $257,344     $652,319

Scott Formby              8,800                1.2%          10.00      4/13/09        55,344      140,250

Mark Sarvary            272,000               35.7%          10.00      5/10/09     1,710,594    4,334,979

Carol Sharpe             12,000                1.6%           6.82      4/13/09        51,468      131,094

__________
(1)    The Company has not granted any SARs.

(2) The options have 10-year terms and are exercisable in the case of Messrs. Anders and Formby, 20% on January 31st in each of 2000 through 2004; in the case of Mr. Sarvary, 20% on May 10th in each of 2000 through 2004; and in the case of Ms. Sharpe, 20% on April 30th in each of 2000 through 2004.

       The following Table shows the number of stock options held by the named executive officers at the end of fiscal year 1999. The named executive officers did not exercise any stock options in fiscal year 1999.

   Aggregated Option Exercises in Fiscal Year 1999 and Fiscal Year-End Option
                                     Values

                                                              Number Of Securities
                                                             Underlying Unexercised
                                                         Options At Fiscal Year End (1)
                                                                      (#)
Name                                                       Exercisable/Unexercisable
----                                                       -------------------------
Richard Anders..............................................   12,000 / 48,000
Scott Formby................................................   14,240 / 25,760
Mark Sarvary................................................        0 / 272,000
Carol Sharpe................................................   10,000 / 27,000
Emily Woods.................................................   65,600 / 426,600

__________
(1) There is no established public market for shares of the Company's Common Stock.

Employment Agreements and Other Compensation Arrangements

Ms. Woods has an employment agreement with Holdings and Operating Corp. (the "Employers") which provides that, for a period of five years beginning on October 17, 1997, she will serve as Chairman of the Board of Directors of Holdings. The employment agreement provides for an annual base salary of $1.0 million, and an annual target bonus of up to $1.0 million based on achievement of earnings objectives to be determined each year. The employment agreement also provided for the grant of 661,600 shares of Common stock (the "Woods Restricted Shares"). (See footnotes 2 and 3 to the Executive Compensation Table for information on the vesting of the Woods Restricted Shares and the reimbursement of income taxes incurred by Ms. Woods in connection with such grant.) Ms. Woods is also entitled to various executive benefits and perquisites under the employment agreement.

Under the terms of stock options awarded to Ms. Woods under the Company's Stock Option Plan, all unvested options shall become exercisable (i) if Ms. Woods' employment is terminated by Holdings without cause, by Ms. Woods for good reason or by reason of death or disability, or (ii) in the event of a change in control of Holdings. Because of a change in Ms. Woods' duties and responsibilities, upon the termination of Ms. Woods' employment, she will be entitled to severance benefits and other benefits as described in the February 4, 2000 amendment to her agreement.

Mr. Sarvary has an Employment Agreement with Operating Corp., which provides that, for a period of five years commencing on May 10, 1999, he will serve as Chief Executive Officer of Operating Corp. The Employers also agreed to cause Mr. Sarvary to be elected to the Board of Directors of Holdings. The Employment Agreement provides for an annual base salary $670,000 and an annual target bonus of 50% of his annual base salary based on achievement of earnings objectives to be determined each year, provided that with respect to fiscal year 1999, the bonus would be at least $335,000 regardless of whether the bonus objectives were achieved. The Employment Agreement also provides for the payment of a signing bonus of $1,000,000 and the grant of options to purchase 272,000 shares of Common Stock as well as the grant of additional stock options to purchase 68,000 shares on the earlier of the date of an initial public offering of Holdings' Common Stock or May 10, 2004. Mr. Sarvary is also entitled to various executive benefits and perquisites under the Employment Agreement. Mr. Sarvary's Employment Agreement also provides that in the event of his termination by Operating Corp. without cause or termination by Mr. Sarvary for Good Reason (as defined in the Agreement), he will receive an amount equal to two times his base salary.

Ms. Sharpe has an Employment Agreement with Operating Corp. which provides that, for a period of five years commencing on April 30, 1999, she will serve as Executive Vice President-Merchandising of Operating Corp. The Employment Agreement provides for an annual base salary of $400,000 and an annual target bonus of 60% of her annual base salary based on achievement of earnings objectives to be determined for each year, provided that with respect to fiscal year 1999, the bonus would be at least $240,000 regardless of whether the bonus objectives were achieved. The Employment Agreement also provides for a signing bonus of $360,000 and the grant of options to purchase 12,000 shares of Common Stock. The Agreement provides for continuation of salary for a period of one year if Ms. Sharpe's employment is terminated without cause (as defined in the Agreement). Ms. Sharpe's employment agreement also provides that if, on April 30, 2003, the aggregate spread between the fair market value per share and the exercise price per share of her options to purchase 34,600 shares of Holdings Common Stock does not equal or exceed $1,124,500, then Operating Corp. will pay her a cash payment equal to any such shortfall, subject to adjustment in the event she has disposed of any of the shares underlying such options.

The Woods Restricted Shares and any shares of Common Stock acquired by Ms. Woods, Mr. Sarvary and Ms. Sharpe pursuant to the exercise of options are subject to a shareholders' agreement providing for certain transfer restrictions, registration rights and customary tag-along and drag-along rights.

Compensation Committee Interlocks and Insider Participation

Ms. Woods, Chairman, is a member of the Compensation Committee of Holdings.

Compensation of Directors

An attendance fee of $10,000 for each Board of Directors meeting is paid to each Director who is neither an employee of the Company nor a representative of TPG. Directors have the option to receive all or a portion of that fee paid in cash or in shares of Common Stock at a per share purchase price of $6.82 for meetings prior to April 13, 1999 and $10.00 for meetings held thereafter.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Common Stock of Holdings as of March 9, 2000 for each person who is known to Holdings to be the beneficial owner of 5% or more of Holdings Common Stock. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.

                      Name and Address            Amount and Nature of       Percent of
 Title of Class       of Beneficial Owner         Beneficial Ownership         Class
-------------------------------------------------------------------------------------------
Common Stock      TPG Partners II, L.P.           7,313,797.6 shares (1)        60.3%
                  201 Main Street, Suite 2420
                  Fort Worth, TX 76102

Common Stock      Emily Woods                     2,330,776.6 shares (2)        19.2%
                  J. Crew Group, Inc.
                  770 Broadway
                  New York, NY 10003

__________

(1) These shares of Common Stock are held by TPG and the following affiliates of TPG (collectively, "TPG Affiliates"): TPG Parallel II L.P. and TPG Investors II, L.P.

(2) Includes (a) 65,600 shares not currently owned but which are issuable upon the exercise of stock options awarded under the Company's Stock Option Plan that are currently exercisable, and (b) 583,000 shares of Common Stock that have not vested and are held in custody by the Company until vesting thereof.

     The following table sets forth information regarding the beneficial ownership of each class of equity securities of Holdings as of March 9, 2000 for
(i) each director, (ii) each of the executive officers identified in the table set forth under Item 11. "Executive Compensation", and (iii) all directors and all such executive officers as a group. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.

                                                             Number of Shares
                                                               and Nature of                    Percent of
Title of Class              Name of Beneficial Owner       Beneficial Ownership                   Class
-----------------------------------------------------------------------------------------------------------------
Common Stock                Richard M. Anders                      12,000 (2)                      *
Common Stock                Charlotte L. Beers                     13,466.276                      *
Common Stock                David Bonderman                     7,313,797.6 (1)                    60.3%
Common Stock                Richard W. Boyce                       55,200 (2)                      *
Common Stock                Gregory D. Brenneman                       10,600                      *
Common Stock                John W. Burden, III                     2,466.276                      *
Common Stock                James G. Coulter                    7,313,797.6 (1)                    60.3%
Common Stock                Scott Formby                           14,240 (2)                      *
Common Stock                Michael Ovitz                          11,400                          *
Common Stock                Mark A. Sarvary                        54,400 (2)                      *
Common Stock                Carol Sharpe                           12,400 (2)                      *
Common Stock                Brian T. Swette                        13,866.276                      *
Common Stock                Josh S. Weston                         13,466.276                      *
Common Stock                Emily Woods                         2,330,776.6 (3)                    19.2%
Common Stock                All Directors and executive         9,926,239.304 (1) (2) (3)          81.8%
                            officers as a group
Series A Preferred Stock    Charlotte L. Beers                             60                      *
Series A Preferred Stock    David Bonderman                        73,474.58 (1)                   79.2%
Series A Preferred Stock    Gregory D. Brenneman                           60                      *
Series A Preferred Stock    James G. Coulter                       73,474.58 (1)                   79.2%
Series A Preferred Stock    Michael Ovitz                                  60                      *
Series A Preferred Stock    Brian T. Swette                                60                      *
Series A Preferred Stock    Josh S. Weston                                 60                      *
Series A Preferred Stock    Emily Woods                             2,978.505                       3.2%
Series A Preferred Stock    All Directors and executive            76,753.085                      82.7%
                            officers as a group

__________
*Represents less than 1% of the class.

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

(3) Includes (a) 65,600 shares not currently owned but which are issuable upon the exercise of stock options awarded under the Company's Stock Option Plan that are currently exercisable, and (b) 583,000 shares of Common Stock that have not vested and are held in custody by the Company until vesting thereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In connection with Mr. Sarvary's relocation to the Company's headquarters, the Company loaned Mr. Sarvary $1.0 million on an interest-free basis to purchase a residence. The loan is secured by a mortgage on that residence and $950,000 is still outstanding.

       The Company loaned Mr. Gilbertson $250,000 in connection with his purchase of a residence. The loan bears interest at 8% per annum and is secured by a mortgage on that residence and a life insurance policy of $250,000 naming the Company as the sole beneficiary. Mr. Gilbertson resigned as President of the Company's e-commerce business on March 31, 2000, to return to TPG and the loan is in the process of being repaid in full with accrued interest.

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

          The following financial statements of J. Crew Group, Inc. and subsidiaries are included in Item 8:

          (i)   Report of KPMG LLP, Independent Auditors

          (ii) Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999

          (iii) Consolidated Statements of Operations - Years ended January 29, 2000, January 30, 1999 and January 31, 1998

          (iv) Consolidated Statements of changes in Stockholders' Deficit - Years ended January 29, 2000, January 30, 1999 and January 31, 1998

          (v) Consolidated Statements of Cash Flows - Years ended January 29, 2000, January 30, 1999 and January 31, 1998

          (vi)  Notes to consolidated financial statements

     2.   Financial Statements Schedules

          Schedule II  Valuation and Qualifying Accounts.

     3.   Exhibits

          The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)  Reports on Form 8-K

     The Company has not filed any reports on Form 8-K during the fiscal quarter ended January 29, 2000.

(c)  Exhibits

     See Item 14(a)3 above.

(d)  Financial Statement Schedules

     See Item 14(a)1 and 14(a)2 above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   J. CREW GROUP, INC.
Date: April 17, 2000
                                                   By: /s/ Mark A. Sarvary
                                                     ---------------------
                                                       Mark A. Sarvary
                                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                           Title                             Date
         ---------                           -----                             ----
/s/ Emily Woods                 Director; Chairman of the Board            April 17, 2000
--------------------------
Emily Woods

/s/ Mark A. Sarvary             Director; Chief Executive Officer          April 17, 2000
--------------------------
Mark A. Sarvary                 (Principal Executive Officer)

/s/ Scott M. Rosen              Executive Vice President, Chief Financial  April 17, 2000
--------------------------
Scott M. Rosen                  Officer (Principal Financial Officer)

/s/ Nicholas Lamberti           Vice President, Corporate Controller       April 17, 2000
--------------------------
Nicholas Lamberti               (Principal Accounting Officer)

/s/ Charlotte L. Beers          Director                                   April 17, 2000
--------------------------
Charlotte Beers

/s/ David Bonderman             Director                                   April 17, 2000
--------------------------
David Bonderman

/s/ Richard W. Boyce            Director                                   April 17, 2000
--------------------------
Richard W. Boyce

/s/ Gregory D. Brenneman        Director                                   April 17, 2000
--------------------------
Gregory D. Brenneman

/s/ John W. Burden, III         Director                                   April 17, 2000
--------------------------
John W. Burden, III

/s/ James G. Coulter            Director                                   April 17, 2000
--------------------------
James G. Coulter

/s/ Michael Ovitz               Director                                   April 17, 2000
--------------------------
Michael Ovitz

/s/ Brian T. Swette             Director                                   April 17, 2000
--------------------------
Brian T. Swette

/s/ Josh S. Weston              Director                                   April 17, 2000
--------------------------
Josh S. Weston

Independent Auditors' Report

The Board of Directors and Stockholders
J. Crew Group, Inc. and Subsidiaries:

We have audited the consolidated financial statements of J. Crew Group, Inc. and subsidiaries (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Crew Group, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                              KPMG LLP

March 31, 2000

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                          Consolidated Balance Sheets

                                                     January 29,    January 30,
      Assets                                            2000            1999
      ------                                            ----            ----
                                                           (in thousands)
Current assets:
 Cash and cash equivalents                             $ 38,693      $  9,643
 Merchandise inventories                                129,928       156,022
 Prepaid expenses and other current assets               30,083        46,729
 Net assets held for disposal                             8,927        17,377
                                                       --------      --------

   Total current assets                                 207,631       229,771
                                                       --------      --------

Property and equipment - at cost:

 Land                                                    1,460          1,460
 Buildings and improvements                             11,363         11,167
 Furniture, fixtures and equipment                      60,355         53,344
 Leasehold improvements                                130,054        114,424
 Construction in progress                               12,851          3,932
                                                       -------        -------
                                                       216,083        184,327
     Less accumulated depreciation and amortization     77,683         64,577
                                                       -------        -------
                                                       138,400        119,750
                                                       -------        -------
 Deferred income tax assets                             14,830         11,624
 Other assets                                           12,743         15,185
                                                       -------        -------
    Total assets                                      $373,604       $376,330
                                                       =======        =======

      Liabilities and Stockholders' Deficit
----------------------------------------------------

Current liabilities:
  Notes payable - bank                                 $    --        $14,000
  Accounts payable                                      40,951         40,130
  Other current liabilities                             70,222         59,175
  Federal and state income taxes payable                14,687         11,280
  Deferred income tax liabilities                        5,842          9,476
                                                       -------        -------

    Total current liabilities                          131,702        134,061
                                                       -------        -------

 Long-term debt                                        284,684        282,695
                                                       -------        -------
 Deferred credits and other long-term liabilities       48,277         44,799
                                                       -------        -------
 Redeemable preferred stock                            173,534        150,548
                                                       -------        -------
 Stockholders' deficit                                (264,593)      (235,773)
                                                       -------        -------
 Total liabilities and stockholders' deficit          $373,604       $376,330
                                                       =======        =======



See accompanying notes to consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                     Consolidated Statements of Operations

                                                                            Years ended
                                                                            -----------
                                                             January 29,    January 30,    January 31,
                                                             -----------    -----------    -----------
                                                                 2000            1999          1998
                                                                 ----            ----          ----
                                                                                (in thousands)
Revenues:

 Net sales                                                      $714,119        $816,221      $822,840
 Other                                                             2,505           8,037        11,191
                                                                --------        --------      --------
                                                                 716,624         824,258       834,031

Operating costs and expenses:

 Cost of goods sold, including buying and occupancy
  costs                                                          394,813         460,592       465,168
 Selling, general and administrative expenses                    281,610         336,590       359,811
 Write off of software development costs                           7,018              --            --
 Write down of assets and other charges in
  connection with discontinuance of Clifford & Wills               4,000          13,300            --
 Termination costs and other nonrecurring
  employment contract charges                                          -           7,995            --
                                                                --------        --------      --------
                                                                 687,441         818,477       824,979
                                                                --------        --------      --------

     Income from operations                                       29,183           5,781         9,052

Interest expense - net                                            38,861          39,323        20,494

Gain on sale of Popular Club Plan                                 (1,000)        (10,000)           --

Expenses incurred in connection with the Recapitalization             --              --        20,707
                                                                --------        --------      --------

     Loss before income taxes and extraordinary item              (8,678)        (23,542)      (32,149)
Benefit for income taxes                                           2,050           8,162         5,262
                                                                --------           -----         -----


     Loss before extraordinary item                               (6,628)        (15,380)      (26,887)
                                                                --------        --------      --------
Extraordinary item - loss on early retirement of debt
 (net of income tax benefit of $3,127)                                --              --        (4,500)
                                                                --------        --------      --------


     Net loss                                                    $(6,628)       $(15,380)     $(31,387)
                                                                 =======        ========      ========


See accompanying notes to consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                            Years ended
                                                                            -----------
                                                              January 29,    January 30,    January 31,
                                                              -----------    -----------    -----------
                                                                  2000           1999          1998
                                                                  ----           ----          ----
                                                                            (in thousands)
Cash flows from operating activities:
Net loss                                                        $ (6,628)       $(15,380)    $ (31,387)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                   19,241          15,972        15,255
  Write off of software development costs                          7,018              --            --
  Amortization of deferred financing costs                         2,196           2,119           958
  Noncash interest expense                                        11,989          10,534         2,904
  Deferred income taxes                                           (6,840)        (10,129)       (5,010)
  Provision for losses on accounts receivable                         --           5,627         7,343
  Noncash compensation expense                                       636             881           150
  Gain on sale of subsidiary                                      (1,000)        (10,000)           --
  Write down of assets and other charges
  in connection with discontinued catalog                          4,000          15,000            --
  Loss on early retirement of debt                                    --              --         7,627
Changes in operating assets and liabilities:
Accounts receivable                                                   --          (8,242)       33,902
Merchandise inventories                                           26,094         (15,608)       (5,106)
Net assets held for disposal                                       4,450              --            --
Prepaid expenses and other current assets                         16,646            (536)       (4,081)
Other assets                                                        (777)         (2,559)         (587)
Accounts payable                                                     821           7,415       (37,726)
Other liabilities                                                 12,892           1,931        17,577
Federal and state income taxes payable                             3,407          11,029        (9,268)
                                                                --------        --------     ---------
  Net cash provided by (used in) operating activities             94,145           8,054        (7,449)
                                                                --------        --------     ---------

Cash flows from investing activities:
Capital expenditures                                             (48,684)        (41,177)      (43,134)
Proceeds from construction allowances                              7,431           4,823        11,767
Proceeds from sale of subsidiary, net of related expenses              -          37,157             -
                                                                --------        --------     ---------
  Net cash provided by (used in) investing activities            (41,253)            803       (31,367)
                                                                --------        --------     ---------

Cash flows from financing activities:
(Decrease)/increase in notes payable, bank                       (14,000)         14,000            --
Issuance of long-term debt                                            --              --       295,257
Repayment of long-term debt                                      (10,000)        (26,000)      (92,863)
Costs incurred in connection with the issuance of debt                --              --       (16,429)
Proceeds from the issuance of common stock                           158             320        63,891
Proceeds from the issuance of redeemable preferred stock              --             300       125,000
Repurchase and retirement of capital stock                            --              --      (316,688)
Costs incurred in connection with the repurchase of
 capital stock                                                        --              --       (14,318)
                                                                --------        --------     ---------
  Net cash provided by (used in) financing activities            (23,842)        (11,380)       43,850
                                                                --------        --------     ---------

Increase (decrease) in cash and cash equivalents                  29,050          (2,523)        5,034

Cash and cash equivalents at beginning of year                     9,643          12,166         7,132
                                                                --------        --------     ---------
Cash and cash equivalents at end of year                        $ 38,693        $  9,643     $  12,166
                                                                ========        ========     =========
Supplementary cash flow information:
  Income taxes paid (refunded)                                  $ (7,570)       $   (515)    $   5,180
                                                                ========        ========     =========
  Interest paid                                                 $ 24,792        $ 27,763     $  12,655
                                                                ========        ========     =========
Noncash financing activities:
  Dividends on redeemable preferred stock                       $ 22,986        $ 19,952     $   5,296
                                                                ========        ========     =========

See accompanying notes to consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Deficit

                         (in thousands, except shares)

                                                6% noncumulative             8% cumulative
                                                   preferred stock              preferred stock
                                                   ---------------              ----------------
                                              Shares            Amount      Shares        Amount
                                              ------            ------      ------        ------

Balance at January 31, 1997                   15,794           $ 1,579      5,000          $ 500

Net loss                                          --                --         --             --

Repurchase and retirement of
capital stock                                (15,794)           (1,579)    (5,000)          (500)

Costs incurred in connection with the
repurchase of capital stock                       --                --         --             --

Issuance of common stock                          --                --         --             --

Preferred stock dividends                         --                --         --             --

Issuance of common stock pursuant
to grant of restricted stock                      --                --         --             --

Amortization of restricted stock                  --                --         --             --
                                                  --                --         --             --

Balance at January 31, 1998                       --           $    --         --          $  --

Net loss

Issuance of common stock

Preferred stock dividends

Issuance of common stock pursuant
to grant of restricted stock, net

Forfeiture of shares of restricted stock

Amortization of restricted stock

Balance at January 30, 1999

Net loss

Issuance of common stock

Preferred stock dividends

Amortization of restricted stock

Balance at January 29, 2000




See accompanying notes to consolidated financial statements.



                                                                           Stock-
                              Additional   Retained             Deferred   holders'
       Common stock            paid-in     earnings  Treasury    compen-    equity
       ------------
Shares               Amount     capital   (Deficit)    stock     sation   (Deficit)
------               ------     -------   ---------    -----     ------   ---------
    262,912         $    263    $ 3,710   $ 101,850   $(5,896)  $    --   $ 102,006

         --               --         --     (31,387)       --        --     (31,387)

   (262,912)            (263)    (3,161)   (317,081)    5,896        --    (316,688)

         --               --         --     (14,318)       --        --     (14,318)

 11,000,000                1     63,890          --        --        --      63,891

         --               --         --      (5,296)       --        --      (5,296)

    661,600               --      4,500          --        --    (4,500)         --

 -----------         -------    -------    --------        --       150         150
 -----------        --------    -------    ---------   -------   -------   ---------
 11,661,600                1     68,939     (266,232)      --    (4,350)   (201,642)

         --               --         --      (15,380)      --        --     (15,380)

     47,600               --        320          --        --        --         320

         --               --         --     (19,952)       --        --     (19,952)

    487,400               --      1,120          --        --    (1,120)         --

         --               --         --          --    (2,325)    2,325          --

        ---               --         --          --        --       881         881
 ----------         --------    -------   ---------   -------   -------   ---------
 12,196,600                1     70,379    (301,564)   (2,325)   (2,264)   (235,773)

                                             (6,628)                         (6,628)

     17,665                         158                                         158

                                            (22,986)                        (22,986)

                                                                    636         636
     _____               ___    _______   _________  _______    _______   _________
 12,214,265               $1    $70,537   $(331,178) $(2,325)   $(1,628)  $(264,593)
 ==========              ===    =======   =========  =======    =======   =========

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended January 29, 2000, January 30, 1999 and January 31, 1998

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

  (c)  Fiscal Year

       The Company's fiscal year ends on the Saturday closest to January 31. The fiscal years 1999, 1998 and 1997 ended on January 29, 2000 (52 weeks), January 30, 1999 (52 weeks) and January 31, 1998 (52 weeks).

  (d)  Cash Equivalents

       For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $23,896,000 and $755,000 at January 29, 2000 and January 30, 1999,
       are stated at cost, which approximates market value.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended January 29, 2000, January 30, 1999 and January 31, 1998

  (e)   Merchandise Inventories

       Merchandise inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company capitalizes certain design, purchasing and warehousing costs into inventory.

  (f)  Advertising and Catalog Costs

       Direct response advertising which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. The Company accounts for catalog costs in accordance with the AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 29, 2000 and January 30, 1999 were $14,300,000 and $21,130,000. Catalog costs, which are reflected in selling and administrative expenses, for the fiscal years 1999, 1998 and 1997 were $84,077,000, $116,515,000, and $131,103,000.

       All other advertising costs are expensed as incurred. Advertising expenses were $6,671,000 for fiscal year 1999. Prior year amounts were not significant.

  (g)  Property and Equipment

       Property and equipment are stated at cost. Buildings and improvements are depreciated by the straight-line method over the estimated useful lives of twenty years. Furniture, fixtures and equipment are depreciated by the straight-line method over the estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized over the shorter of their useful lives or related lease terms.

       Significant systems development costs are capitalized and amortized on a straight-line basis over periods ranging from three to five years. Approximately $6.0 million of systems development costs were capitalized in fiscal 1999.

       The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized over the term of the related lease.

  (h)  Other Assets

       Other assets consist primarily of debt issuance costs of $11,282,000 and $12,857,000 at January 29, 2000 and January 30, 1999, which are amortized over the term of the related debt agreements.

  (i)  Income Taxes

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

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended January 29, 2000, January 30, 1999 and January 31, 1998


  (j)  Revenue Recognition

       Revenue is recognized for catalog and Internet sales when merchandise is shipped to customers, and at the time of sale for retail sales. The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date.

  (k)  Store Preopening Costs

       Costs associated with the opening of new retail and outlet stores are expensed as incurred.

  (l)  Derivative Financial Instruments

       Derivative financial instruments are used by the Company to manage its interest rate and foreign currency exposures. For interest rate swap agreements, the net interest paid is recorded as interest expense on a current basis. Gains or losses resulting from market fluctuations are not recognized. The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations. Gains and losses on contracts accounted for as hedges are deferred and recognized as adjustments to the bases of those assets. Contracts accounted for as speculative are marked to market and gains and losses are recorded currently. Such gains and losses were not material for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

  (m)  Use of Estimates in the Preparation of Financial Statements

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

  (n) Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of

       The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts.

       During fiscal 1999 the Company wrote off $7,018,000 of capitalized computer software costs which were impaired by the Company's decision to adopt an enterprise resource planning system for its future information technology requirements.

  (o)  Stock Based Compensation

       The Company accounts for stock-based compensation using the intrinsic value method of accounting for employee stock options as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly compensation expense is not recorded for options granted if the option price is equal to the fair market price at the date of grant, as determined by management.

  (p)  Reclassifications

       Certain amounts in the prior year have been reclassified to conform with the current year presentation.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended January 29, 2000, January 30, 1999 and January 31, 1998

(2)   Disposal of Businesses

  (a) Popular Club Plan

      In accordance with a sale agreement dated November 24, 1998 the Company sold all of the capital stock of Popular Club Plan, Inc. and subsidiaries ("PCP") to The Fingerhut Companies, Inc. effective as of October 30, 1998 for gross proceeds of $42.0 million in cash.

      A gain on the sale of PCP of $10.0 million is included in the statement of operations for fiscal 1998. An additional gain of $1.0 million was recognized in fiscal 1999 from the reversal of certain estimated
      liabilities recorded at the date of sale.   For the nine months ended
      October 30, 1998 revenues of $124.1 million were included in the statement of operations.

  (b) Clifford & Wills

      In 1998, management of the Company made a decision to exit the catalog and outlet store operations of Clifford & Wills ("C&W"). Revenues of C&W included in the statement of operations for the year ended January 30, 1999 were $74.3 million. Revenues and expenses for fiscal 1999 were not material and as a result have been netted in the accompanying consolidated statement of operations.

      The statement of operations for fiscal year 1998 includes a charge of $13,300,000 to write down assets to net realizable value and provide for other costs to be incurred in the discontinuance of operations including lease termination and severance costs. This loss includes the write down of inventories of $9,400,000; the estimated loss on cancellation of leases of $1,000,000, severance costs of $1,100,000, write down of property and equipment of $600,000, and other related costs of $1,200,000.

      The inventory write down of $9,400,000 was required due to lower than anticipated recovery rates on the liquidation of these inventories. Additionally fourth quarter charges of $1,700,000 included in selling expense were incurred relating to deferred catalog costs.

      In February 2000 the Company sold certain intellectual property assets to Spiegel Catalog Inc. for $3.9 million. In connection with this sale the Company agreed to cease the fulfillment of catalog orders but retained the right to operate its outlet stores and conduct other liquidation sales of inventories through December 31, 2000. After consideration of the proceeds from the sale and other terms of the agreement the Company provided an additional $4,000,000 to write down inventories to net realizable value as of January 29, 2000.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended January 29, 2000, January 30, 1999 and January 31, 1998

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

      Expenses incurred in connection with the Recapitalization consisted of:

          Management bonuses                                      $12,163,000
          TPG financial advisory fee                                5,550,000
          Legal and accounting fees                                 1,454,000
          Consulting fee                                            1,000,000
          Other                                                       540,000
                                                                  -----------
          Total                                                   $20,707,000
                                                                  -----------

(4)   Other Current Liabilities

      Other current liabilities consist of:

                                                       January 29,  January 30,
                                                          2000         1999
                                                          ----         ----

      Customer liabilities                            $ 8,855,000  $ 6,861,000
      Accrued catalog and marketing costs              11,503,000    5,155,000
      Taxes, other than income taxes                    2,372,000    3,834,000
      Accrued interest                                  4,926,000    5,042,000
      Accrued occupancy                                 6,957,000    4,059,000
      Reserve for sales returns                         5,011,000    3,473,000
      Accrued compensation (including employment
      contract termination costs of $2,850,000 at
      January 30, 1999)                                 7,411,000   11,984,000
      Other                                            23,187,000   18,767,000
                                                       ----------   ----------
                                                      $70,222,000  $59,175,000
                                                      -----------  -----------

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended January 29, 2000, January 30, 1999 and January 31, 1998

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

      At January 31, 1998, $46,000,000 of accounts receivable had been sold pursuant to this agreement. The sale of receivables resulted in a gain of $1,472,000 during the year ended January 31, 1998. Finance charge income, including the gain on sale, was $5,325,000 and $8,294,000 for fiscal years 1998 and 1997.

      Obligations under the securitization agreement were assumed by the acquiror under the terms of the sale agreement with The Fingerhut Companies, Inc. (see Note 2).

 (6)  Long-Term Debt
                                                   January 29,   January 30,
                                                      2000          1999
                                                      ----          ----

      Term loan (a)                               $ 34,000,000  $ 44,000,000
      10-3/8% senior subordinated notes (b)        150,000,000   150,000,000
      13-1/8% senior discount debentures (c)       100,684,000    88,695,000
                                                  ------------  ------------
         Total                                    $284,684,000  $282,695,000
                                                  ============  ============

   (a) The term loan is subject to the same interest rates and security terms as the Revolving Credit Agreement. Weighted average interest rates were 8.5% at January 29, 2000 and January 30, 1999 (see Note 7). The term loan is repayable in quarterly installments of $1,925,000 from February 2001 through November 2001 and $3,287,500 from February 2002 through November 2003. Proceeds of $26.0 million from the sale of PCP were used to prepay the term loan in 1998 and proceeds of $10.0 million from the sale of assets of its discontinued C&W subsidiary were used to prepay the term loan in 1999.

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

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended January 29, 2000, January 30, 1999 and January 31, 1998

  (c) The senior discount debentures were issued in aggregate principal amount of $142.0 million at maturity and mature on October 15, 2008. These debentures are senior unsecured obligations of Holdings. Cash interest will not accrue prior to October 15, 2002. However, the Company records non-cash interest expense as an accretion of the principal amount of the debentures at a rate of 13-1/8% per annum. Interest will be payable in arrears on April 15 and October 15 of each year subsequent to October 15, 2002. The senior discount debentures may be redeemed at the option of Holdings on or after October 15, 2002 at prices ranging from 106.563%, to 100% in 2005 and thereafter.

       The maturities of long-term debt required during the next five years are:

                 Fiscal year                 Amount
                 -----------                 ------
                 2000                     $      --
                 2001                     7,700,000
                 2002                    13,150,000
                 2003                    13,150,000
                 2004                          ----

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

     Maximum borrowings under revolving credit agreements were $58,000,000 during fiscal year 1999 and $104,000,000 during fiscal years 1998 and 1997; and average borrowings were $30,800,000, $47,500,000, and $54,300,000.
     Borrowings outstanding under the Company's revolving credit agreement were $14,000,000 at January 30, 1999. There were no borrowings outstanding at January 29, 2000.

     Outstanding letters of credit established to facilitate international merchandise purchases at January 29, 2000 and January 30, 1999 amounted to $38,315,000 and $41,628,000.

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

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended January 29, 2000, January 30, 1999 and January 31,1998

(8)  Common Stock

     The restated certificate of incorporation authorizes Holdings to issue up to 100,000,000 shares of common stock; par value $.01 per share. In April 1999 the Board of Directors approved a 200 for 1 stock split of its common stock in the form of a stock dividend. All references to shares of common stock have been restated to reflect the stock split. During 1998 directors acquired 30,000 shares of common stock and converted fees into 17,600 shares of common stock. During 1999 directors converted fees into 17,665 shares of common stock.

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

     Accumulated but unpaid dividends amounted to $48,234,000 at January 29, 2000. Dividends are recorded as an increase to redeemable preferred stock and a reduction of retained earnings.

(10)  Commitments and Contingencies

      (a) Operating Leases

          As of January 29, 2000, the Company was obligated under various long-term operating leases for retail and outlet stores, warehouses, office space and equipment requiring minimum annual rentals. These operating leases expire on varying dates to 2012. At January 29, 2000 aggregate minimum rentals in future periods are as follows:

          Fiscal year                              Amount
          -----------                              ------
          2000                               $ 36,900,000
          2001                                 34,720,000
          2002                                 33,611,000
          2003                                 33,317,000
          2004                                 29,609,000
          Thereafter                          132,817,000

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      Years ended January 29, 2000, January 30, 1999 and January 31, 1998


       Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

       Rent expense for fiscal 1999, 1998 and 1997 was $ 39,474,000, $42,347,000 and $35,753,000, including contingent rent based on store sales of $2,600,000, $3,270,000, and $2,877,000.

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


(11)   Employee Benefit Plan

        The Company has a thrift/savings plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company's contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the thrift/savings plan were $1,320,000 for fiscal 1999 and $1,780,000 for fiscal 1998 and 1997.

(12)   License Agreement

        The Company has a licensing agreement through January 2003 with Itochu Corporation, a Japanese trading company. The agreement permits Itochu to distribute J. Crew merchandise in Japan. The Company earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 1999, 1998 and 1997 was $2,505,000, $2,712,000 and $2,897,000.

 (13)   Interest Expense - Net

        Interest expense, net consists of the following:

                                          1999          1998          1997
                                          ----          ----          ----
             Interest expense         $39,099,000   $40,379,000   $20,636,000
             Interest income             (238,000)   (1,056,000)     (142,000)
                                      -----------   -----------   -----------
             Interest expense, net    $38,861,000   $39,323,000   $20,494,000
                                      -----------   -----------   -----------

     Interest expense in fiscal 1999 includes $1,029,000 incurred in connection with the settlement of a sales and use tax assessment. Interest income in fiscal 1998 includes $979,000 related to a federal income tax refund.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended January 29, 2000, January 30, 1999 and January 31, 1998


(14) Financial Instruments

     The following disclosure about the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The fair value of the Company's long-term debt is estimated to be approximately $235,215,000 and $246,680,000 at January 29, 2000 and January 30, 1999, and is based on dealer quotes or quoted market prices of the same or similar instruments The carrying amounts of long-term debt were $284,684,000 and $282,695,000 at January 29, 2000 and January 30, 1999. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, notes payable-bank, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

     In October 1997 the Company entered into an interest rate swap agreement for $70 million notional amount, which was reduced to $50 million in October 1998. This agreement effectively converted the interest rate on its term loan and borrowings on the Revolving Credit Agreement from a variable rate to a fixed rate of 6.23% through October 2000. If this agreement had been settled on January 29, 2000, the Company would have received $62,000.

     At January 29, 2000, the Company had a forward foreign exchange contract outstanding to sell 120 million yen on March 31, 2000. At January 30, 1999 the company had two forward foreign exchange contracts outstanding to sell 130 million yen each on March 31, 1999 at different rates of exchange. These contracts are entered into to manage the foreign exchange rate exposure relating to foreign licensing revenues. The fair value of the contracts approximate carrying value. The Company is exposed to credit losses in the event of nonperformance by the counterparties to these contracts, but it does not expect any counterparties to fail to meet their obligation given their high-credit rating.

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

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended January 29, 2000, January 30, 1999 and January 31, 1998

The income tax benefit consists of:

                                                                    1999          1998           1997
                                                                    ----          ----           ----
     Current:
     Foreign                                                    $   250,000   $    270,000   $   309,000
     Federal                                                      3,100,000        600,000      (866,000)
     State and local                                              1,440,000      1,097,000       305,000
                                                                -----------   ------------   -----------
                                                                  4,790,000      1,967,000      (252,000)
                                                                -----------   ------------   -----------
       Deferred - Federal, state and local                       (6,840,000)   (10,129,000)   (5,010,000)
                                                                -----------   ------------   -----------
       Income taxes before tax effect of extraordinary items     (2,050,000)    (8,162,000)   (5,262,000)
       Tax effect of extraordinary items                                  -             --    (3,127,000)
                                                                -----------   ------------   -----------
         Total                                                  $(2,050,000)  $ (8,162,000)  $(8,389,000)
                                                                ===========   ============   ===========

A reconciliation between the benefit for income taxes based on the U.S. Federal statutory rate and the Company's effective rate is as follows.


                                                                     1999           1998          1997
                                                                     ----           ----          ----
  Federal income tax rate                                             (35.0)%      (35.0)%       (35.0)%
  State and local income taxes, net
    of federal benefit                                                   7.0         (1.4)         (1.8)
  Nondeductible expenses and other                                       4.4          1.7          15.7
                                                                         ---          ---          ----
  Effective tax rate                                                   (23.6)%      (34.7)%       (21.1)%
                                                                       =====        =====         =====

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

                                                                           January 29,         January 30,
                                                                              2000                1999
                                                                              ----                ----

 Deferred tax assets:

  Original issue discount                                                 $ 8,629,000        $  4,519,000
  State and local net operating loss carryforwards                          3,034,000           4,132,000
  Difference in book and tax basis
     for property and equipment                                             1,885,000           2,302,000
  Reserve for sales returns                                                 2,012,000           1,396,000
  Other                                                                     2,298,000           1,073,000
                                                                          -----------        ------------
                                                                           17,858,000          13,422,000

 Deferred tax liabilities:

  Prepaid catalog expenses and other
  prepaid expenses                                                         (8,870,000)        (11,274,000)
                                                                          -----------        ------------

   Net deferred income tax asset                                          $ 8,988,000        $  2,148,000
                                                                          ===========        ============

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended January 29, 2000, January 30, 1999 and January 31, 1998

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

(17) Stock Options

     The J. Crew Group, Inc. Stock Option Plan (the "Option Plan") was adopted by the Company in 1997. Under the terms of the Option Plan, an aggregate of 1,810,000 shares are available for grant to certain key employees or consultants. The options have terms of seven to ten years and become exercisable over a period of five years. Options granted under the Option Plan are subject to various conditions, including under some circumstances, the achievement of certain performance objectives.

     A summary of stock option activity for the Plan was, as follows:

                                                  1999                       1998                    1997
                                                  ----                       ----                    ----
                                                        Weighted                   Weighted                 Weighted
                                                        --------                   --------                 --------
                                                         average                    average                  average
                                                         -------                    -------                  -------
                                        Shares    exercise price   Shares    exercise price  Shares   exercise price
                                        ------    --------------   ------    --------------  ------   --------------

Outstanding,beginning of year           997,200            $8.00   786,800            $8.31     ----           $ ---

              Granted                   772,800             9.47   431,000             6.82  786,800            8.31

              Cancelled                (237,200)            7.14  (220,600)            6.82       --
                                      ---------                   --------                   -------

Outstanding, end of year              1,532,800            $8.87   997,200            $8.00  786,800           $8.31
                                      =========            =====  ========            =====  =======  ==============

Options exercisable at end of year      318,040            $7.97   189,460            $7.06       --              --
                                      =========            =====  ========            =====  =======  ==============

(18) Employee Restricted Stock

     Under the terms of employment agreements with several key executives 661,600 shares of restricted stock were awarded in fiscal 1997 and 487,400 shares in fiscal 1998. These shares vest through October 2002. Deferred compensation of $5,620,000 was credited to additional paid in capital. Deferred compensation is charged to expense over the vesting period.

     In connection with the termination of an executive in 1998, 487,400 shares were forfeited and deferred compensation of $2,325,000 was reversed and the shares were reacquired as treasury stock.

(19) Termination costs and other non-recurring employment contract charges

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

       Years ended January 29, 2000, January 30, 1999 and January 31,1998


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

     During 1998, the Company sold PCP to The Fingerhut Companies, Inc. and decided to discontinue the operations of its C&W brand. The revenues and operating income of PCP are included through October 30, 1998 and through January 30, 1999 for C&W.

     Income from operations relating to Clifford & Wills for fiscal 1998 includes a noncash write-down of $13,300,000 relating to the discontinuance of C&W operations and $1,700,000 of fourth quarter charges to write off deferred catalog costs. Fiscal 1999 includes an additional charge of $4,000,000 to write down inventories to net realizable value. (See note 2 to the consolidated financial statements).

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended January 29, 2000, January 30, 1999 and January 31,1998

Corporate and other expenses include expenses incurred by the corporate office and certain non-recurring expenses that are not allocated to specific business units. Corporate and other expenses in fiscal 1999 include the write off of impaired software development costs. Corporate and other expenses in fiscal 1998 include tax gross-up payments related to restricted stock grants and employee contract termination costs. Corporate and other expenses in fiscal 1997 include a one-time bonus expense related to the employment of a senior executive and non-recurring consulting fees incurred as a result of the Recapitalization.

Segment assets represent the assets used directly in the operations of each business unit such as inventories and property and equipment. Corporate assets consist principally of investments, deferred financing costs and certain capitalized software.

The accounting policies used for segment reporting are consistent with those described in the summary of significant accounting policies.

                                                     [$ in thousands]
Revenues                                       1999        1998        1997
                                               ----        ----        ----

J. Crew                                      $716,624    $625,897    $577,594
Clifford & Wills                                  ---      74,303      72,063
PCP                                               ---     124,058     184,374
                                             --------    --------    --------
                                              716,624     824,258     834,031
                                             ========    ========    ========

Income from operations

J. Crew                                        41,052      34,736       8,393
Clifford & Wills                               (4,000)    (16,694)     (1,186)
PCP                                                --      (2,701)      7,550
Corporate and other expenses                   (7,869)     (9,560)     (5,705)
                                             --------    --------    --------
Income from operations                         29,183       5,781       9,052
                                             --------    --------    --------

Interest expense, net                         (38,861)    (39,323)    (20,494)
Gain on sale of PCP                             1,000      10,000           -
Expenses incurred in connection with the
 Recapitalization                                   -        ----     (20,707)
                                             --------    --------    --------

Loss before income taxes                     $ (8,678)   $(23,542)   $(32,149)
                                             ========    ========    ========

Depreciation and amortization
J. Crew                                      $ 19,051    $ 14,455    $ 13,645
Clifford & Wills                                  ---         327         199
PCP                                               ---       1,015       1,279
Corporate                                         190         175         132
                                             --------    --------    --------
                                             $ 19,241    $ 15,972    $ 15,255
                                             ========    ========    ========

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended January 29, 2000, January 30, 1999 and January 31, 1998


                                                     [$ in thousands]
Identifiable assets                          1999          1998       1997
                                             ----          ----       ----

J. Crew                                    $305,552      $324,949   $314,186
Clifford & Wills                              8,927        17,377     29,078
PCP                                             ---            --     57,811
Corporate                                    59,125        34,004     20,803
                                           --------      --------   --------
                                           $373,604      $376,330   $421,878
                                           ========      ========   ========

Capital expenditures (net of disposals)

J. Crew                                    $ 39,435      $ 34,084   $ 41,149
Clifford & Wills                                 --           (59)       (98)
PCP                                              --         5,264      2,058
Corporate                                     9,249         1,888         25
                                           --------      --------   --------
                                           $ 48,684      $ 41,177   $ 43,134
                                           ========      ========   ========

SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS

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

                                                                             ($ in thousands)
Allowance for doubtful accounts
-------------------------------
 (deducted from accounts receivable)

fiscal year ended:
        January 29, 2000                    $---------       $---------            $---------      $-----------   $--------
                                                                                                      (5,486)(a)
        January 30, 1999                         5,438            5,627                  ----         (5,579)(c)        ---
        January 31, 1998                         4,357            7,343                  ----         (6,262)(a)      5,438

Inventory reserve
-----------------
 (deducted from inventories)

fiscal year ended:
January 29, 2000                                $6,122           (1,675)(b)        $---------                --      $4,447
                                                                                                      (2,200)(c)
January 30, 1999                                 4,400            4,929(b)               ----         (1,007)(d)      6,122
January 31, 1998                                 3,289            1,111(b)               ----              ----       4,400

Allowance for sales returns
---------------------------
 (included in other current liabilities)

fiscal year ended:
January 29, 2000                                $3,473            1,538(b)               ----                        $5,011
                                                                                                         500(c)         ---
January 30, 1999                                 3,529              844(b)               ----            400(d)       3,473
January 31, 1998                                 2,406            1,123(b)               ----              ----       3,529

(a) accounts deemed to be uncollectible
(b) The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period inventory write-downs and sales returns are charged to the statement of operations as incurred.
(c) charged to gain on sale of Popular Club Plan, Inc.
(d) reclassified to net assets held for disposal (relating to discontinuance of Clifford & Wills operation)

                                 EXHIBIT INDEX

Exhibit
  No.                           Description
  --                            -----------

3.2(a) By-laws of J. Crew Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement)

3.2(b)  By-laws amendment adopted June 1, 1998 (incorporated by reference to
        Exhibit 3.2(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 ("1999 Form 10-K"))

3.2(c)  By-laws amendment adopted January 27, 2000

4.1 Indenture, dated as of October 17, 1997, between J. Crew Group, Inc., as issuer, and State Street Bank and Trust Company, as trustee, relating to the Debentures (the "Indenture") (incorporated by reference to Exhibit
        4.3 to the Registration Statement)

4.2(a) Credit Agreement, dated as of October 17, 1997 ("Credit Agreement"), among J. Crew Group, Inc., J. Crew Operating Corp., the Lenders Party thereto, the Chase Manhattan Bank, as Administrative Agent, and Donaldson, Lufkin & Jenrette Securities Corporation, as Syndication Agent (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement, filed February 6, 1998 (the "Amendment No. 1"))

4.2(b) Amendment dated as of November 23, 1998 to the Credit Agreement (incorporated by reference to Exhibit 4.2(b) of the 1999 Form 10-K)

4.2(c) Amendment dated as of March 18, 1998 to the Credit Agreement (incorporated by reference to Exhibit 4.2(c) of the 1999 Form 10-K)

4.2(d) Amendment and Restatement Agreement dated as of April 20, 1999 relating to the Credit Agreement (incorporated by reference to Exhibit 4.2(d) of the 1999 Form 10-K)

4.3 Guarantee Agreement dated as of October 17, 1997, among J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.6 to the Registration Statement)

4.4 Indemnity, Subrogation and Contribution Agreement dated as of October 17, 1997, among J. Crew Operating Corp., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.7 to the Registration Statement)

4.5 Pledge Agreement, dated as of October 17, 1997 among J. Crew Operating Corp., J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.8 to the Registration Statement)

Exhibit
  No.                           Description
  --                            -----------

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

10.1(a)+ Employment Agreement, dated October 17, 1997, among J. Crew Group, Inc., J. Crew Operating Corp., TPG Partners II, L.P. (only with respect to Section 2(c) therein) and Emily Woods (the "Woods Employment Agreement") (incorporated by reference to Exhibit 10.1 to the Registration Statement)

10.1(b)+ Letter Agreement, dated February 4, 2000, between J. Crew Group, Inc. and Emily Woods

10.2+ J. Crew Operating Corp. Senior Executive Bonus Plan (included as Exhibit A to the Woods Employment Agreement filed as Exhibit 10.1)

10.3+ Stock Option Grant Agreement, made as of October 17, 1997 between J. Crew Group, Inc. and Emily Woods (time based) (incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4+ Stock Option Grant Agreement, made as of October 17, 1997 between J. Crew Group, Inc. and Emily Woods (performance based) (incorporated by reference to Exhibit 10.4 to the Registration Statement)

10.5(a) Employment Agreement, dated May 3, 1999, between J.Crew Group, Inc. and Mark Sarvary (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended May 1,
          1999).

10.5(b)+ Letter Agreement, dated August 9, 1999, between Mark Sarvary and J. Crew Operating Corp.

10.6+ Letter Agreement, dated September 30, 1999, between J. Crew Operating Corp. and Carol Sharpe

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

Exhibit
  No.                           Description
  --                            -----------

10.11 Agreement dated August 14, 1997 between R.R. Donnelley & Sons Company and J. Crew Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement)

21.1      Subsidiaries of J. Crew Group, Inc.

27.1      Financial Data Schedule
__________
+Management contract or compensatory plan or arrangement.