Form 10-Q
period 2000-04-29
J CREW GROUP INC
filed 2000-06-08
CIK 1051251

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2000

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

As of May 25, 2000 there were outstanding 11,726,865 shares of Common Stock, par value $.01 per share.

                         Part I - Financial Information

Item I. Financial Statements

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                        April 29,    January 29,
                         Assets                          2000            2000
                         ------                          ----            ----
                                                      (unaudited)
                                                             (in thousands)
Current assets:
     Cash and cash equivalents                            $  18,370  $  38,693
     Merchandise inventories                                135,455    129,928
     Prepaid expenses and other current assets               22,125     30,083
     Net assets held for disposal                             5,056      8,927
                                                          ---------  ---------

          Total current assets                              181,006    207,631

Property and equipment - at cost                            225,793    216,083
          Less accumulated depreciation and amortization    (83,837)   (77,683)
                                                          ---------  ---------
                                                            141,956    138,400
                                                          ---------  ---------

Deferred income tax assets                                   14,830     14,830
Other assets                                                 12,331     12,743
                                                          ---------  ---------
          Total assets                                    $ 350,123  $ 373,604
                                                          =========  =========

               Liabilities and Stockholders' Deficit
               -------------------------------------

Current liabilities:
     Notes payable - bank                                 $  14,000  $      --
     Accounts payable and other current liabilities          87,345    111,173
     Federal and state income taxes                           6,983     14,687
     Deferred income tax liabilities                          5,842      5,842
                                                          ---------  ---------

          Total current liabilities                         114,170    131,702
                                                          ---------  ---------

Long-term debt                                              283,890    284,684
                                                          ---------  ---------

Deferred credits and other long-term liabilities             48,157     48,277
                                                          ---------  ---------

Redeemable preferred stock                                  179,809    173,534
                                                          ---------  ---------

Stockholders' deficit                                      (275,903)  (264,593)
                                                          ---------  ---------

          Total liabilities and stockholders' deficit     $ 350,123  $ 373,604
                                                          =========  =========

See accompanying notes to unaudited condensed consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                                                Thirteen Weeks Ended
                                                                 April 29,     May 1,
                                                                 --------      -----
                                                                     2000       1999
                                                                     ----       ----
                                                                       (unaudited)
                                                                     (in thousands)
Revenues:

Net sales                                                      $ 158,032    $142,280
Other                                                                777         695
                                                               ---------    --------
                                                                158, 809     142,975
                                                               ---------    --------

Cost of goods sold including buying and occupancy costs           85,479      78,918

Selling, general and administrative expenses                      73,162      68,173
                                                               ---------    --------

                   Income/(loss) from operations                     168      (4,116)

Interest expense - net                                            (8,838)     (9,244)
                                                               ---------    --------

                   Loss before income taxes                       (8,670)    (13,360)

Income tax benefit                                                 3,470       5,350
                                                               ---------    --------

                   Net loss                                    $  (5,200)   $ (8,010)
                                                               =========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                                         Thirteen Weeks Ended
                                                         --------------------

                                                         April 29,     May 1,
                                                         --------      -----
                                                             2000       1999
                                                         --------   --------
                                                             (unaudited)
                                                            (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                 $ (5,200)  $ (8,010)

Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                          4,850      3,977
     Amortization of deferred financing costs                 552        552
     Amortization of restricted stock                         165        140
     Noncash interest expense                               3,206      2,828

Changes in operating assets and liabilities:

     Merchandise inventories                               (5,527)    (6,083)
     Prepaid expenses and other current assets              7,958     11,089
     Other assets                                            (173)      (855)
     Net assets held for disposal                           3,871     (4,594)
     Accounts payable and other liabilities               (24,127)   (18,590)
     Federal and state income taxes                        (7,704)     2,535
                                                         --------   --------

     Net cash used in operating activities                (22,129)   (17,011)
                                                         --------   --------

CASH FLOW FROM INVESTING ACTIVITIES:

     Capital expenditures                                  (9,710)    (7,712)
     Proceeds from construction allowances                  1,516      1,110
                                                         --------   --------

     Net cash used in investing activities                 (8,194)    (6,602)
                                                         --------   --------

CASH FLOW FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank                       14,000     25,000
     Repayment of long-term debt                           (4,000)        --
                                                         --------   --------

     Net cash provided by financing activities             10,000     25,000
                                                         --------   --------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS          (20,323)     1,387

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            38,693      9,643
                                                         --------   --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $ 18,370   $ 11,030
                                                         ========   ========

NON-CASH FINANCING ACTIVITIES:

     Dividends on preferred stock                        $  6,275   $  5,444
                                                         ========   ========

See accompanying notes to unaudited condensed consolidated financial statements.

                      J. CREW GROUP, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Thirteen Weeks Ended May 1, 1999 and April 29, 2000

1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

          The condensed consolidated balance sheet as of April 29, 2000 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended April 29, 2000 and May 1, 1999 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

          Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended January 29, 2000.

          The revenues and expenses of the discontinued Clifford and Wills catalog and outlet store operations for the thirteen weeks ended April 29, 2000 and May 1, 1999 were not material and, as a result, have been netted in the accompanying consolidated statement of operations. In February 2000 the Company sold certain intellectual property assets to Spiegel Catalog, Inc. for $3.9 million. In connection with this sale the Company agreed to cease the fulfillment of catalog orders but retained the right to operate its outlet stores and conduct other liquidation sales of inventories through December 31, 2000.

          The results of operations for the thirteen week period ended April 29, 2000 are not necessarily indicative of the operating results for the full fiscal year.

Forward-looking statements

Certain statements in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the three months ended April 29, 2000 increased to $158.8 million from $143.0 million in the three months ended May 1, 1999. This increase can be attributed primarily to an increase of $14.1 million in J. Crew Retail revenues.

The revenues of J. Crew Retail increased from $64.6 million in the first quarter of 1999 to $78.7 million in the first quarter of 2000. This increase was due primarily to the sales from the 16 stores opened during 1999. Comparable store sales in the first quarter of 2000 increased by 3.2%. The number of stores open at April 29, 2000 increased to 83 from 81 at January 29, 2000.

The revenues of J. Crew Direct increased from $58.6 million in the first quarter of 1999 to $60.2 million in the first quarter of 2000. Revenues from jcrew.com (which are included in J. Crew Direct revenues) increased to $19.4 million in first quarter of 2000 from $9.9 million in the first quarter of 1999. Catalog revenues in the first quarter of 2000 decreased to $40.8 million from $48.7 million in the first quarter of 1999, as the Company continues to migrate customers to the Internet. Pages circulated were approximately the same in both periods.

The revenues of J. Crew Factory increased from $19.0 million in the first quarter of 1999 to $19.1 million in the first quarter of 2000. There were 42 stores open during the first quarter of 2000 compared to 45 stores during the first quarter of 1999.

Cost of goods sold, including buying and occupancy costs, decreased as a percentage of revenues from 55.2% in the first quarter of 1999 to 53.8% in the first quarter of 2000. This decrease is attributable primarily to an increase in initial mark-up and a decrease in buying and occupancy costs as a percentage of revenues.

Selling, general and administrative expenses increased to $73.2 million in the three months ended April 29, 2000 from $68.2 million in the three months ended May 1, 1999. This increase resulted from an increase in general and administrative expenses of $8.6 million offset by a decrease in selling expense of $3.6 million. The increase in general and administrative expenses was due primarily to the increase in the number of retail stores in operation during the first quarter of 2000 compared to the first quarter of 1999. The decrease in selling expense from the first quarter of 1999 to the first quarter of 2000 resulted from higher catalog costs in the first quarter of 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 46.1% of revenues in the first quarter of 2000 from 47.7% in the first quarter of 1999.

The decrease in interest expense from $9.2 million in the first quarter of 1999 to $8.8 million in the first quarter of 2000 resulted primarily from the repayment of $10 million of the term loan in the fourth quarter of 1999 and a decrease in average borrowings under revolving credit arrangements from $26.5 million in the first quarter of 1999 to $1.7 million in the first quarter of 2000. Non-cash interest expense increased to $3.8 million in the first quarter of 2000 from $3.4 million in the first quarter of 1999.

The decrease in the loss before income taxes from $13.4 million in the three months ended May 1, 1999 to $8.7 million in the three months ended April 29, 2000 resulted primarily from the improvement in sales volume and merchandising margin.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations increased from $17.0 million in the first quarter of 1999 to $22.1 million in the first quarter of 2000.This increase in cash used in operations resulted primarily from the payment of $4.2 million of federal and state income taxes in the first quarter of 2000 compared to payments of $.6 million and the receipt of an income tax refund of $8.4 million in the first quarter of 1999 and a change in the decrease in accounts payable and other liabilities of $5.5 million; offset by a decrease in net assets held for disposal of $8.5 million.

Capital expenditures, net of construction allowances, were $8.2 million in the first quarter of 2000 compared to $6.6 million in the first quarter of 1999. These expenditures were incurred primarily in connection with the construction of new stores and systems enhancements.

Borrowings under the revolving credit line were $14.0 million at April 29, 2000 compared to $39.0 million at May 1, 1999. During the first quarter of 2000 the Company paid down an additional $4.0 million of the term loan, reducing the balance at April 29, 2000 to $30.0 million.

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

YEAR 2000
---------

The Company completed its year 2000 software program conversions and compliance programs during the fourth quarter of 1999. Total external costs for such programs were approximately $2.6 million. All costs have been substantially incurred as of April 29, 2000. The Company has not experienced any material Year 2000 problems subsequent to December 31, 1999. The Company will continue to monitor its compliance and the compliance of its third party suppliers whose operations are material to its business.

SEASONALITY
-----------

The Company experiences two distinct selling seasons, spring and fall. The spring season is comprised of the first and second quarters and the fall season is comprised of the third and fourth quarters. Net sales are usually substantially higher in the fall season and selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season. Approximately 35% of annual net sales in fiscal year 1999 occurred in the fourth quarter. The Company's working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility and the Term Loan Facility. In order to manage this interest rate risk, the Company entered into an interest rate swap agreement which expires in October 2000 which converts the variable interest rate for $50 million of debt to a fixed rate of 6.23%. If this interest rate swap agreement was settled on April 29, 2000 the Company would have received $95,000.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at April 29, 2000 were approximately $28.9 million.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               27. Financial Data Schedule.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the period covered by this Report.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              J. CREW GROUP, INC.
                              (Registrant)


Date: June 7, 2000           By: /s/ Mark Sarvary
                                 -------------------
                                 Mark Sarvary
                                 Chief Executive Officer



Date: June 7, 2000           By: /s/ Scott M. Rosen
                                 ---------------------
                                 Scott M. Rosen
                                 Chief Financial Officer