Form 10-Q
period 2000-07-29
J CREW GROUP INC
filed 2000-09-12
CIK 1051251

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


         [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 29, 2000

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

As of August 25, 2000 there were outstanding 11,726,865 shares of Common Stock, par value $.01 per share.

                         Part I - Financial Information

Item I. Financial Statements

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                              July 29,            January 29,
                           Assets                                                2000                   2000
                           ------                                            ---------             ---------
                                                                             (unaudited)
                                                                                        (in thousands)
Current assets:
     Cash and cash equivalents                                               $  12,930             $  38,693
     Merchandise inventories                                                   145,117               129,928
     Prepaid expenses and other current assets                                  24,405                30,083
     Net assets held for disposal                                                5,440                 8,927
                                                                              ---------             ---------

     Total current assets                                                       187,892               207,631

Property and equipment - at cost                                                240,505               216,083
     Less accumulated depreciation and amortization                             (90,832)              (77,683)
                                                                              ---------             ---------
                                                                                149,673               138,400
                                                                              ---------             ---------

Deferred income tax assets                                                       14,830                14,830
Other assets                                                                     11,922                12,743
                                                                              ---------             ---------
     Total assets                                                             $ 364,317             $ 373,604
                                                                              =========             =========

                        Liabilities and Stockholders' Deficit
                        -------------------------------------

Current liabilities:
   Notes payable - bank                                                       $   1,000             $      --
   Accounts payable and other current liabilities                               119,201               111,173
   Federal and state income taxes                                                 3,553                14,687
   Deferred income tax liabilities                                                5,842                 5,842
                                                                              ---------             ---------

     Total current liabilities                                                  129,596               131,702
                                                                              ---------             ---------

Long-term debt                                                                  287,272               284,684
                                                                              ---------             ---------

Deferred credits and other long-term liabilities                                 48,448                48,277
                                                                              ---------             ---------

Redeemable preferred stock                                                      186,309               173,534
                                                                              ---------             ---------

Stockholders' deficit                                                          (287,308)             (264,593)
                                                                              ---------             ---------

     Total liabilities and stockholders' deficit                              $ 364,317             $ 373,604
                                                                              =========             =========

See notes to unaudited condensed consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                                             Twenty-six weeks ended
                                                            July 29,      July 31,
                                                            --------      --------
                                                                2000         1999
                                                                ----         ----
                                                                  (unaudited)
                                                                (in thousands)
Revenues:

    Net sales                                               $320,260        $290,292
    Other                                                      1,373           1,393
                                                            --------        --------
                                                             321,633         291,685

Cost of goods sold including buying and occupancy costs      176,800         166,281

Selling, general and administrative expenses                 143,983         131,480
                                                            --------        --------

                   Income/(loss) from operations                 850          (6,076)

Interest expense - net                                       (18,020)        (18,753)
                                                            --------        --------

                   Loss before income taxes                  (17,170)        (24,829)

Income tax benefit                                             6,900          10,150
                                                            --------        --------

                   Net loss                                 $(10,270)       $(14,679)
                                                            ========        ========

See notes to unaudited condensed consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                                              Thirteen weeks ended
                                                            July 29,      July 31,
                                                            --------      --------
                                                                2000         1999
                                                            --------      --------
                                                                    (unaudited)
                                                                  (in thousands)
Revenues:

    Net sales                                               $162,228        $148,012
    Other                                                        596             698
                                                            --------        --------
                                                             162,824         148,710

Cost of goods sold including buying and occupancy costs       91,321          87,363

Selling, general and administrative expenses                  70,821          63,307
                                                            --------        --------

                   Income/(loss) from operations                 682          (1,960)

Interest expense - net                                        (9,182)         (9,509)
                                                            --------        --------

                   Loss before income taxes                   (8,500)        (11,469)

Income tax benefit                                             3,430           4,800
                                                            --------        --------

                   Net loss                                 $ (5,070)       $ (6,669)
                                                            ========        ========

See notes to unaudited condensed consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                                            Twenty-six weeks ended
                                                            ----------------------

                                                            July 29,    July 31,
                                                            --------    --------
                                                            2000            1999
                                                            ----            ----
                                                                (unaudited)
                                                              (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                    $(10,270)   $(14,679)

Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
     Depreciation and amortization                            10,505       7,988
     Writeoff of software development costs                       --         750
     Amortization of deferred financing costs                  1,100       1,100
     Amortization of restricted stock                            330         330
     Noncash interest expense                                  6,588       5,805

Changes in operating assets and liabilities:

     Merchandise inventories                                 (15,189)     (5,394)
     Prepaid expenses and other current assets                 5,678       8,696
     Other assets                                               (352)       (564)
     Net assets held for disposal                              3,487      (1,096)
     Accounts payable and other liabilities                    7,399         141
     Federal and state income taxes                          (11,134)     (2,109)
                                                            --------    --------

     Net cash (used in) provided by operating activities      (1,858)        968
                                                            --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:

     Capital expenditures                                    (24,422)    (21,601)
     Proceeds from construction allowances                     3,517       4,940
                                                            --------    --------

     Net cash used in investing activities                  (20,905)    (16,661)
                                                            --------    --------

CASH FLOW FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank                          1,000      22,000
     Repayment of long-term debt                             (4,000)         --
                                                            --------    --------

     Net cash (used in)/provided by financing activities     (3,000)     22,000
                                                            --------    --------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS             (25,763)      6,307

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               38,693       9,643
                                                            --------    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $ 12,930    $ 15,950
                                                            ========    ========

NON-CASH FINANCING ACTIVITIES:

     Dividends on preferred stock                           $ 12,775    $ 11,092
                                                            ========    ========


See notes to unaudited condensed consolidated financial statements.

                      J.CREW GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999

1.  Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

       The condensed consolidated balance sheet as of July 29, 2000 and the condensed consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

       The revenues and expenses of the discontinued Clifford and Wills catalog and outlet store operations for the thirteen and twenty-six week period ended July 29, 2000 and July 31, 1999 were not material and, as a result, have been netted in the accompanying consolidated statement of operations. In February 2000 the Company sold certain intellectual property assets of Clifford and Wills, Inc. to Spiegel Catalog, Inc. for $3.9 million. In connection with this sale, the Company agreed to cease the fulfillment of catalog orders but retained the right to operate its outlet stores and conduct other liquidation sales of inventories through December 31, 2000.

       The results of operations for the twenty-six week period ended July 29, 2000 are not necessarily indicative of the operating results for the full fiscal year.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED JULY 29, 2000 VERSUS THIRTEEN WEEKS ENDED JULY 31, 1999.

Consolidated revenues increased from $148.7 million in the thirteen weeks ended July 31, 1999 to $162.8 million for the thirteen weeks ended July 29, 2000. This increase can be attributed to an increase of $15.8 million in J.Crew Retail revenues.

The revenues of J.Crew Retail increased from $71.4 million in the second quarter of 1999 to $87.2 million in the second quarter of 2000. This increase was due primarily to the sales from new stores opened for less than a full year. Comparable store sales in the second quarter of 2000 increased by 3.7%. The number of stores open at July 29, 2000 increased to 88 from 83 at April 29,2000.

The revenues of J.Crew Direct (which includes the catalog and Internet operations) decreased from $51.0 million in the second quarter of 1999 to $50.8 million in the second quarter of 2000. Revenues from jcrew.com increased to $17.6 million in second quarter of 2000 from $9.4 million in the second quarter of 1999. Catalog revenues in the second quarter of 2000 decreased to $33.2 million from $41.6 million in the second quarter of 1999, as the Company continued to migrate customers to the Internet. Pages circulated were approximately the same in both periods.

The revenues of J.Crew Factory decreased from $25.6 million in the second quarter of 1999 to $24.2 million in the second quarter of 2000. There were 42 stores open during the second quarter of 2000 compared to 45 stores during the second quarter of 1999, which accounted for this decrease.

Cost of goods sold, including buying and occupancy costs, decreased as a percentage of revenues from 58.7% in the second quarter of 1999 to 56.1% in the second quarter of 2000. This decrease is attributable primarily to an increase in initial mark-up in the second quarter of 2000 compared to the second quarter of 1999.

Selling, general and administrative expenses increased from $63.3 million in the second quarter of 1999 to $70.8 million in the second quarter of 2000. This increase resulted from an increase in general and administrative expenses of $6.5 million and an increase in selling expense of $1.0 million. The increase in general and administrative expenses was due primarily to the increase in the number of retail stores in operation during the second quarter of 2000 compared to the second quarter of 1999 and an increase in the bonus provision in the second quarter of 2000. The increase in selling expense from the second quarter of 1999 to the second quarter of 2000 resulted from higher catalog costs in the second quarter of 2000. As a percentage of revenues, selling, general and administrative expenses increased from 42.6% in the second quarter of 1999 to 43.5% of revenues in the second quarter of 2000.

The decrease in interest expense from $9.5 million in the second quarter of 1999 to $9.2 million in the second quarter of 2000 resulted primarily from the repayment of $14 million of the term loan and a decrease in average borrowings under revolving credit arrangements from $34.3 million in the second quarter of 1999 to $7.9 million in the second quarter of 2000. Non-cash interest expense increased to $3.8 million in the second quarter of 2000 from $3.4 million in the second quarter of 1999.

The decrease in the loss before income taxes from $11.5 million in the thirteen weeks ended July 31, 1999 to $8.5 million in the thirteen weeks ended July 29, 2000 resulted primarily from the improvement in sales volume and merchandising margin.

RESULTS OF OPERATIONS - TWENTY-SIX WEEKS ENDED JULY 29, 2000 VERSUS TWENTY-SIX WEEKS ENDED JULY 31, 1999.

Consolidated revenues for the six months ended July 29, 2000 increased to $321.6 million from $291.7 million in the six months ended July 31, 1999. This increase was due primarily to an increase of $29.9 million in J.Crew Retail revenues.

Revenues of J.Crew Retail increased from $136.0 million in the six months ended July 31, 1999 to $165.9 million in the six months ended July 29, 2000. This increase was due primarily to the sales from the new stores opened for less than a full year. Comparable stores sales in the six months ended July 29, 2000 increased by 3.5%. The number of stores open at July 29, 2000 increased to 88 from 81 at January 29, 2000.

Revenues of J.Crew Direct (which includes the catalog and Internet operations) increased from $109.7 million in the six months ended July 31, 1999 to $111.0 million in the six months ended July 31, 2000. Revenues from jcrew.com increased to $37.0 million in the six months ended July 29, 2000 from $19.3 million in the six months ended July 31, 1999. Catalog revenues decreased from $90.4 million in the first six months of 1999 to $74.0 million in the first six months of 2000 as the Company continued to migrate customers to the Internet. Pages circulated were approximately the same in both periods.

Revenues of J.Crew Factory decreased from $44.6 million in the six months ended July 31, 1999 to $43.4 million in the six months ended July 29, 2000. There were 42 stores open during the first six months of 2000 compared to 45 stores in the same period last year, which accounted for this decrease.

Costs of good sold, including buying and occupancy costs, decreased as a percentage of revenues from 57.0% in the six months ended July 31, 1999 to 55.0% in the six months ended July 29, 2000. This decrease resulted primarily from an increase in initial mark-up in the first six months of 2000 compared to the first six months of 1999.

Selling, general and administrative expenses increased from $131.5 million in the six months ended July 31, 1999 to $144.0 million in the six months ended July 29, 2000. This increase resulted from an increase in general and administrative expenses of $15.1 million due to the increase in the number of retail stores in operation during the six months ended July 29, 2000 compared to the six months ended July 31, 1999 and an increase in the bonus provision in the second quarter of 2000.

Selling expenses were $28.0 million for the six months ended July 29, 2000 compared to $30.6 million for the six months ended July 31, 1999. The decrease in selling expenses resulted from higher catalog costs in the six months ended July 31, 1999. As a percentage of revenues, selling, general and administrative expense decreased to 44.8% of revenues in the six months ended July 29, 2000 from 45.1% in the six months ended July 31, 1999.

The decrease in interest expense from $18.8 million in the six months ended July 31, 1999 to $18.0 million in the six months ended July 29, 2000 resulted primarily from the pay down of $14.0 million of the term loan and a decrease in average borrowings from $30.4 million in the six months ended July 31, 1999 to $4.8 million in the six months ended July 29, 2000. Non cash interest expense increased to $7.7 million in the six months ended July 29, 2000 from $6.9 million in the same period last year.

The decrease in the loss before income taxes from $24.8 million in the six months ended July 31, 1999 to $17.2 million in the six months ended July 29, 2000 resulted primarily from the improvement in sales volume and merchandising margin.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations decreased from a source of $1.0 million in the twenty-six weeks ended July 31, 1999 to a use of $1.9 million in the twenty-six weeks ended July 29, 2000. This decrease in cash provided from operations resulted primarily from a change in the increase in inventories of $9.8 million in the first six months of 2000 and the receipt of an income tax refund of $8.4 million in 1999 offset by a decrease in the net loss for the first six months of 2000 of $4.4 million, a change in the increase in accounts payable and other liabilities of $7.3 million, and a change in net assets held for disposal of $4.6 million.

Capital expenditures, net of construction allowances, were $20.9 million in the first six months of 2000 compared to $16.7 million in the first six months of 1999. These expenditures were incurred primarily in connection with the construction of new stores and systems enhancements.

Borrowings under the revolving credit line decreased from $36.0 million at July 31, 1999 to $1.0 million at July 29, 2000. During the twenty-six weeks ended July 29, 2000 the Company paid down $4.0 million of the term loan, reducing the balance to $30.0 million at July 29, 2000.

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


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company's principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility and the Term Loan Facility. In order to manage this interest rate risk, the Company entered into an interest rate swap agreement which expires in October 2000 which converts the variable interest rate for $50 million of debt to a fixed rate of 6.23%. If this interest rate swap agreement was settled on July 29, 2000 the Company would have received $66,000.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at July 29, 2000 were approximately $57.1 million.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             10. Amendment dated July 24, 2000 to the 1997 Stock Option Plan of
                 Registrant.

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


                              J. CREW GROUP, INC.
                              (Registrant)


Date:  September 8, 2000      By:  /s/  Mark Sarvary
                                 -----------------------------
                                   Mark Sarvary
                                   Chief Executive Officer



Date:  September 8, 2000      By:  /s/  Scott M. Rosen
                                 -----------------------------
                                   Scott M. Rosen
                                   Chief Financial Officer