Form 10-Q
period 2000-10-28
J CREW GROUP INC
filed 2000-12-05
CIK 1051251

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


         [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 28, 2000

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

                                 (212) 209-2500
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                        ----   --

As of November 25, 2000, there were outstanding 11,726,865 shares of Common Stock, par value $.01 per share.

                         Part I - Financial Information

Item I. Financial Statements

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                              October 28,                   January 29,
                     Assets                                      2000                          2000
                     ------                                      ----                          ----
                                                              (unaudited)
                                                                           (in thousands)
Current assets:
 Cash and cash equivalents                                     $  21,737                    $  38,693
 Merchandise inventories                                         164,623                      129,928
 Prepaid expenses and other current assets                        26,459                       30,083
 Net assets held for disposal                                      4,741                        8,927
                                                               ---------                    ---------

  Total current assets                                           217,560                      207,631

Property and equipment - at cost                                 252,295                      216,083
    Less accumulated depreciation and amortization               (94,468)                     (77,683)
                                                               ---------                    ---------
                                                                 157,827                      138,400
                                                               ---------                    ---------

Deferred income tax assets                                        14,830                       14,830
Other assets                                                      11,384                       12,743
                                                               ---------                    ---------
   Total assets                                                $ 401,601                    $ 373,604
                                                               =========                    =========

                     Liabilities and Stockholders' Defi  cit
                     -------------------------------------

Current liabilities:
 Notes payable - bank                                          $  32,000                    $      --
 Accounts payable and other current liabilities                  106,746                      111,173
 Federal and state income taxes                                    6,550                       14,687
 Deferred income tax liabilities                                   5,842                        5,842
                                                               ---------                    ---------

   Total current liabilities                                     151,138                      131,702
                                                               ---------                    ---------

Long-term debt                                                   290,687                      284,684
                                                               ---------                    ---------

Deferred credits and other long-term liabilities                  56,085                       48,277
                                                               ---------                    ---------

Redeemable preferred stock                                       193,042                      173,534
                                                               ---------                    ---------

Stockholders' deficit                                           (289,351)                    (264,593)
                                                               ---------                    ---------


   Total liabilities and stockholders' deficit                $  401,601                  $   373,604
                                                              ==========                  ===========



See notes to unaudited condensed consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                                                  Thirty-nine weeks ended
                                                           October 28,             October 30,
                                                           -----------            ------------
                                                                  2000                    1999
                                                                  ----                    ----
                                                                        (unaudited)
                                                                      (in thousands)
Revenues:

    Net sales                                                 $514,231                $464,006
    Other                                                        2,169                   2,083
                                                              --------                --------
                                                               516,400                 466,089

Cost of goods sold including buying and occupancy costs        280,800                 262,346

Selling, general and administrative expenses                   218,000                 197,964
                                                              --------                --------

                   Income from operations                       17,600                   5,779

Interest expense - net                                         (27,233)                (28,659)
                                                              --------                --------

                   Loss before income taxes                     (9,633)                (22,880)

Income tax benefit                                               3,900                   9,350
                                                              --------                --------

                   Net loss                                   $ (5,733)               $(13,530)
                                                              ========                ========



See notes to unaudited condensed consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                                                  Thirteen weeks ended
                                                           October 28,          October 30,
                                                           -----------         ------------
                                                                  2000                 1999
                                                                  ----                 ----
                                                                          (unaudited)
                                                                        (in thousands)
Revenues:

    Net sales                                                 $193,971             $173,714
    Other                                                          796                  690
                                                              --------             --------
                                                               194,767              174,404

Cost of goods sold including buying and occupancy costs        104,000               96,065

Selling, general and administrative expenses                    74,017               66,484
                                                              --------             --------

                   Income from operations                       16,750               11,855

Interest expense - net                                          (9,213)              (9,906)
                                                              --------             --------

                   Income before income taxes                    7,537                1,949

Income taxes                                                    (3,000)                (800)
                                                              --------             --------

                   Net income                                 $  4,537             $  1,149
                                                              ========             ========










See notes to unaudited condensed consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                                             Thirty-nine weeks ended
                                                             -----------------------

                                                         October 28,        October 30,
                                                         -----------        -----------
                                                                2000               1999
                                                                ----               ----
                                                                    (unaudited)
                                                                  (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                    $ (5,733)          $(13,530)

Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization                               15,993             12,917
  Writeoff of software development costs                          --                750
  Amortization of deferred financing costs                     1,647              1,649
  Amortization of restricted stock                               496                496
  Noncash interest expense                                    10,003              8,815

Changes in operating assets and liabilities:

  Merchandise inventories                                    (34,695)            (4,078)
  Prepaid expenses and other current assets                    3,624               (489)
  Net assets held for disposal                                 4,186              1,960
  Other assets                                                  (398)              (858)
  Accounts payable and other liabilities                      (4,145)            (6,420)
  Federal and state income taxes                              (8,137)            (1,672)
                                                            --------           --------

  Net cash used in operating activities                      (17,159)              (460)
                                                            ========           ========

CASH FLOW FROM INVESTING ACTIVITIES:

  Capital expenditures                                       (39,560)           (35,831)
  Proceeds from construction allowances                       11,776              6,881
                                                            --------           --------

  Net cash used in investing activities                      (27,784)           (28,950)
                                                            ========           ========

CASH FLOW FROM FINANCING ACTIVITIES:

  Increase in notes payable, bank                             32,000             39,000
  Repayment of long-term debt                                 (4,000)                --
  Proceeds from the exercise of stock options                     14                 --
  Purchase of common stock                                       (27)                --
                                                            --------           --------

  Net cash provided by financing activities                   27,987             39,000
                                                            --------           --------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS             (16,956)             9,590

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               38,693              9,643
                                                            --------           --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $ 21,737           $ 19,233
                                                            ========           ========

NON-CASH FINANCING ACTIVITIES:

  Dividends on preferred stock                              $ 19,508           $ 11,092
                                                            ========           ========

      See notes to unaudited condensed consolidated financial statements.

                      J.CREW GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTY-NINE WEEKS AND THIRTEEN WEEKS ENDED OCTOBER 28, 2000 AND OCTOBER 30,1999

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of J.Crew Group, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of October 28, 2000 and the consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended January 29, 2000.

The revenues and expenses of the discontinued Clifford and Wills catalog and outlet store operations for the thirteen and thirty-nine weeks ended October 29, 2000 and October 30, 1999 were not material and, as a result, have been netted in the accompanying condensed consolidated statements of operations. In February 2000, the Company sold certain intellectual property assets of Clifford & Wills, Inc. to Spiegel Catalog, Inc. for $3.9 million. In connection with this sale, the Company agreed to cease the fulfillment of catalog orders but retained the right to operate its outlet stores and conduct other liquidation sales of inventories through December 31, 2000.

The results of operations for the thirteen and thirty-nine week periods ended October 28, 2000 are not necessarily indicative of the operating results for the full fiscal year.

FORWARD LOOKING STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Thirteen weeks ended October 28, 2000 versus thirteen weeks ended October 30, 1999

Revenues for the three months ended October 28, 2000 increased to $194.8 from $174.4 million for the three months ended October 30, 1999, an increase of 11.7%. This increase resulted primarily from an increase of $23.1 million in the net sales of J.Crew Retail.

Revenues of J.Crew Retail increased from $79.7 million in the third quarter of 1999 to $102.8 million in the third quarter of 2000. This increase was due primarily to the sales from the new stores opened for less than a full fiscal year. Comparable stores sales in the third quarter of 2000 increased by 8.9%. The number of stores open at October 28, 2000 increased to 103 from 88 at July 29, 2000.

Revenues of J.Crew Direct increased from $61.6 million in the third quarter of 1999 to $61.9 million in the third quarter of 2000. Revenues from jcrew.com increased to $26.5 million in the third quarter of 2000 from $17.2 million in the third quarter of 1999. Catalog revenues decreased to $35.4 million in the third quarter of 2000 compared to $44.4 million in the third quarter of 1999, as the Company continued to migrate customers to the Internet. Pages circulated were approximately the same during both periods.

Revenues of J.Crew Factory decreased from $32.4 million in the third quarter of 1999 to $29.3 million in the third quarter of 2000. This decrease resulted primarily from a decrease of 5.3% in comp store sales.

Cost of goods sold, including buying and occupancy costs, decreased as a percentage of revenues from 55.1% in the third quarter of 1999 to 53.4% in the third quarter of 2000. This decrease resulted primarily from an increase in initial markup and a better inventory mix in J.Crew Factory.

Selling, general and administrative expenses increased to $74.0 million in the three months ended October 28, 2000 from $66.5 million in the three months ended October 30, 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 38.0% of revenues in the third quarter of 2000 from 38.1% in the third quarter of 1999. The increase in dollar amount resulted from an increase in general and administrative expenses of $9.1 million due primarily to the increase in the number of retail stores in operation during the third quarter of 2000 compared to the third quarter of 1999 offset by a decrease in selling expense from the third quarter of 1999 to the third quarter of 2000 of $1.6 million. This decrease resulted from direct advertising related to jcrew.com of $3.0 million in the third quarter of 1999 which did not occur in the third quarter of 2000 offset by higher catalog costs in the third quarter of 2000.

The decrease in interest expense from $9.9 million in the three months ended October 30, 1999 to $9.2 million in the three months ended October 28, 2000 resulted primarily from the pay down of $14 million of the term loan subsequent to the third quarter of 1999 and a decrease in average borrowings under revolving credit arrangements, which were $19.9 million in the third quarter of 2000 compared to $43.1 million in the third quarter of 1999. Non cash interest expense was $4.0 million in the third quarter of 2000 compared to $3.6 million in the third quarter of 1999.

The increase in income before income taxes from $1.9 million in the three months ended October 30, 1999 to $7.5 million in the three months ended October 28, 2000 resulted primarily from the improvement in sales volume and merchandise margins and the decrease in marketing expenses incurred by jcrew.com compared to the third quarter of 1999.

Results of Operations - Thirty-nine weeks ended October 28, 2000 versus thirty-nine weeks ended October 30, 1999.

Revenues for the nine months ended October 28, 2000 increased to $516.4 million from $466.1 million in the nine months ended October 30, 1999, an increase of 10.8%. This increase resulted from an increase in the net sales of J.Crew Retail of $53.0 million.

Revenues of J.Crew Retail increased from $215.7 million in the nine months ended October 30, 1999 to $268.7 million in the nine months ended October 28, 2000. This increase was due primarily to sales from new stores opened for less than a full fiscal year. Comparable store sales in the nine months ended October 28, 2000 increased by 5.5%. The number of stores open at October 28, 2000 increased to 103 from 81 at January 29, 2000.

Revenues of J.Crew Direct increased from $171.4 million in the nine months ended October 30, 1999 to $172.8 million in the nice months ended October 28, 2000. Revenues from jcrew.com increased to $63.5 in the first nine months of 2000 from $36.5 million in the first nine months 1999. Catalog revenues decreased to $109.3 million in the first nine months of 2000 from $134.9 million in the first nine months of 1999, as the Company continues to migrate customers to the Internet. Pages circulated were approximately the same during both periods.

Revenues of J.Crew Factory decreased from $77.0 million in the nine months ended October 30, 1999 to $72.7 million in the nine months ended October 28, 2000. This decrease resulted primarily from a decrease in the number of stores from 44 at October 30, 1999 to 41 at October 28, 2000.

Cost of goods sold, including buying and occupancy costs, decreased as a percentage of revenues from 56.3% in the nine months ended October 30, 1999 to 54.4% in the nine months ended October 28, 2000. This decrease resulted primarily from an increase in initial markup and a better inventory mix in J.Crew Factory.

Selling, general and administrative expenses increased to $218.0 million in the nine months ended October 28, 2000 from $198.0 million in the nine months ended October 30, 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 42.2% of revenues in the nine months ended October 28, 2000 from 42.5% in the nine months ended October 30, 1999. The increase in dollar amount resulted from an increase in general and administrative expenses of $24.2 million due to (a) the increase in the number of retail stores in operation during the first nine months of 2000 compared to the first nine months of 1999 and (b) an increase in the bonus provision during the first nine months of 2000. Selling expenses were $43.9 million for the nine months ended October 28, 2000 compared to $48.1 million for the nine months
ended October 30, 1999.   The decrease in selling expenses was attributable
primarily to direct advertising related to jcrew.com of $3.0 million incurred in the third quarter of 1999.

The decrease in interest expense from $28.7 million in the nine months ended October 30, 1999 to $27.2 million in the first nine months of 2000 resulted primarily from the pay down of $14 million of the term loan subsequent to the third quarter of 1999 and a decrease in average borrowings under revolving credit arrangements, which were $9.9 million in the nine months ended October 28, 2000 compared to $34.7 million in the nine months ended October 30, 1999. Non-cash interest expense was $11.7 million in the first nine months of 2000 compared to $10.5 million in the first nine months of 1999.

The decrease in the loss before income taxes from $22.9 million in the nine months ended October 30, 1999 to $9.4 million in the nine months ended October 28, 2000 resulted primarily from the improvement in sales volume and merchandise margin and the decrease in marketing expense related to jcrew.com in the nine months ended October 28, 2000 compared to the nine months ended October 30, 1999.

Liquidity and Capital Resources

Cash flows from operations decreased from a use of $ .5 million in the nine months ended October 30, 1999 to a use of $17.2 million in the nine months ended October 28, 2000. This increase in cash used in operations resulted primarily from an increase in the change in inventories during the nine months ended October 28, 2000 compared to the same period in the prior year.

Capital expenditures, net of construction allowances, were $27.7 million in the first nine months of 2000 compared to $29.0 million in the first nine months of 1999. These expenditures were incurred in connection with the acquisition of computer hardware and software and the construction of new stores.

Borrowings under the revolving credit line were $ 32.0 million at October 28, 2000 compared to $53.0 million at October 30,1999.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility and the Term Loan Facility. In order to manage this interest rate risk, the Company entered into an interest rate swap agreement in October 1997, which converted the variable interest rate for $50 million of debt to a fixed rate of 6.23%. The swap agreement expired in October 2000 and was not renewed because the Company's exposure under the Revolving Credit Facility and Term Loan Facility have been substantially reduced.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at October 28, 2000 were approximately $38.2 million.

The Company has a licensing agreement in Japan which provides for royalty payments based on sales of J.Crew merchandise denominated in yen. The Company has from time to time entered into forward foreign exchange contracts to minimize this risk. There were no foreign exchange contracts outstanding as of October 28, 2000

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In the period covered by this Report, 2000 shares of Registrant's Common Stock were issued upon the exercise of stock options. The shares were issued in reliance on the exemption provided by Section 4 (2) of the Securities Act of 1933, as amended.

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


                             J. CREW GROUP, INC.
                             (Registrant)


Date:  December 5, 2000      By:  /s/  Mark Sarvary
                                ---------------------------
                                  Mark Sarvary
                                  Chief Executive Officer



Date:  December 5, 2000      By:  /s/  Scott M. Rosen
                                ---------------------------
                                  Scott M. Rosen
                                  Chief Financial Officer