Form 10-K405
period 2001-02-03
J CREW GROUP INC
filed 2001-04-27
CIK 1051251

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   _________
                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended February 3, 2001

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

As of April 1, 2001, there were 11,743,265 shares of Common Stock, par value $.01 per share, outstanding.

Documents incorporated by reference:  None

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K under the captions "Business", "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Financial Statements and Supplementary Data" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

References herein to fiscal years are to the fiscal years of J. Crew Group, Inc., which end on the Friday closest to January 31 in the following calendar year for fiscal year 1996 and on the Saturday closest to January 31 in the following calendar year for fiscal years 1997, 1998, 1999 and 2000. Accordingly, fiscal years 1996, 1997, 1998, 1999 and 2000 ended on January 31, 1997, January 31, 1998, January 30, 1999, January 29, 2000 and February 3, 2001. All fiscal years for which financial information is included had 52 weeks, except fiscal year 2000 which had 53 weeks.

References in this Report to the "Company", "J. Crew" and "Holdings" mean J. Crew Group, Inc. and its subsidiaries, unless the context requires otherwise.

                                    Part I

ITEM 1.  BUSINESS

General

The Company is a leading retailer of women's and men's apparel, shoes and accessories operating under the J. Crew (R) brand name. The Company has built a strong and widely recognized brand name known for its timeless styles at price points that the Company believes represent exceptional product value. The J. Crew image has been built and reinforced over its 18-year history through the circulation of more than 800 million catalogs that use magazine-quality photography to portray a classic American perspective and aspirational lifestyle. Many of the original items introduced by the Company in the early 1980s (such as the rollneck sweater, weathered chino, barn jacket and pocket tee) were instrumental in establishing the J. Crew brand and continue to be core product offerings. The Company has capitalized on the strength of the J. Crew brand to provide customers with clothing to meet more of their lifestyle needs, including casual, career and sport.

The J. Crew merchandising strategy emphasizes timeless styles and a broad assortment of high-quality products designed to provide customers with one-stop shopping opportunities at attractive prices. J. Crew retail stores, catalogs and its Internet site offer a full line of men's and women's basic durables (casual weekend wear), workwear (casual weekday wear) sport, swimwear, accessories and shoes, as well as the more tailored men's and women's "Classics" lines. Approximately, 60% of the Company's J.Crew brand sales are derived from its core offerings of classics, durables and sport clothing, the demand for which the Company believes is stable and resistant to changing fashion trends. The Company believes that the J. Crew image and merchandising strategy appeal to college-educated, professional and affluent customers who, in the Company's experience, have demonstrated strong brand loyalty and a tendency to make repeat purchases.

J. Crew products are distributed exclusively through the Company's retail and factory outlet stores, catalogs and the Company's Internet site, jcrew.com. The Company currently circulates over 70 million J. Crew catalogs per annum and operates 105 J. Crew retail stores and 41 J. Crew factory outlet stores. In addition, J. Crew products are distributed through 70 free-standing and shop-in-shop stores in Japan under a licensing agreement with Itochu Corporation.

The Company has three major operating divisions: J. Crew Retail, J. Crew Direct, and J. Crew Factory Outlets, each of which operate under the J. Crew brand name. In 2000, products sold under the J. Crew brand contributed $787.7 million in net sales. J. Crew brand net sales in 2000 were comprised of $406.8 million from J. Crew Retail, $284.8 million from J. Crew Direct and $96.1 million from J. Crew Factory Outlet. The Company also markets to its customers through its Internet site (jcrew.com). Net sales derived from the Internet, which were $107.3 million for 2000, are included in J. Crew Direct net sales. The Company also generated licensing revenues of $3.0 million and shipping and handling fees of $35.3 million.

Effective as of October 30, 1998 the Company sold Popular Club Plan, Inc. and subsidiaries (PCP) to The Fingerhut Companies, Inc. for $42.0 million and the assumption of an accounts receivable securitization facility. Revenues for PCP for the nine months ended October 30, 1998 were $130.6 million. A gain on the sale of $10.0 million was included in the results of operations in fiscal 1998. An additional gain of $1.0 million was recognized in fiscal 1999 from the reversal of certain estimated liabilities recorded at the date of sale.

In 1998, management of the Company made a decision to exit the operations of its Clifford & Wills catalog and factory outlet subsidiaries (C&W). Revenues for C&W for the year ended January 30, 1999 were $83.8 million. A charge of $13.3 million was included in fiscal 1998 operations to write down the assets of C&W to net realizable value and to provide for certain additional costs in connection with the discontinuance of the C&W operations, including severance and lease termination costs. Additionally, fourth quarter charges of $1.7 million, included in selling expense, were incurred relating to deferred catalog costs. In February 2000 the Company sold certain intellectual property assets of C&W to Spiegel Catalog Inc. for $3.9 million. In connection with this sale the Company agreed to cease the fulfillment of catalog orders but retained the right to operate its outlet stores and conduct other liquidation sales of inventories through December 31, 2000. After consideration of the proceeds from this sale and other terms of the agreement, the Company provided an additional $4.0 million to write down inventories to net realizable value as of January 29, 2000. During the year ended February 3, 2001 the remaining balance of net assets applicable to C&W of $4.1 million was written off.

J. Crew Brand

Merchandising and Design Strategy

Over time, the J. Crew merchandising strategy has evolved from providing unisex products to creating full lines of men's and women's clothing, shoes and accessories. This strategy had the effect of increasing overall J. Crew brand sales volume, and significantly increasing revenues from sales of women's apparel as a percentage of total J. Crew brand sales from 50% in 1996 to 65% in 2000.

Every J. Crew product is designed by an in-house design staff, to reflect a classic, clean aesthetic that is consistent with the brand's American lifestyle image. Design teams are formed around J. Crew product lines and categories to develop concepts, themes and products for each of the Company's J. Crew businesses. Members of the J. Crew technical design team develop construction and fit specifications for every product to ensure quality workmanship and consistency across product lines. These teams work in close collaboration with the product development, merchandising and production staffs in order to gain market and other input. Product merchandisers provide designers with market trend and other information at initial stages of the design process. J. Crew designers and merchants source globally for fabrics, yarns and finished products to ensure quality and value, while manufacturing teams research and develop key vendors worldwide to identify and maintain the essential characteristics for every style.

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

The Company's merchandise is produced for the Company by a variety of manufacturers, both domestically and outside the United States. The Company does not own or operate any manufacturing facilities, instead contracting with third party vendors in over 22 countries for the production of its products. In 2000, approximately 80% of the Company's J. Crew brand products were sourced in the Far East, 10% were sourced domestically and 10% were sourced in Europe and other regions. Rarely does the Company represent the majority of any one vendor's business and no one vendor supplies more than 10% of the Company's merchandise.

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

Distribution

The Company operates two major telemarketing and distribution facilities for its operations. Order fulfillment for J. Crew Direct takes place at the 406,500 square foot telemarketing and distribution center located in Lynchburg, Virginia. The Lynchburg facility processes approximately 3.8 million orders per year and employs approximately 900 full and part-time employees during its non-peak season and an additional 500 employees during its peak season.

A 192,500 square foot telemarketing and distribution facility in Asheville, North Carolina serves as the main distribution center for the retail and outlet store operations and also houses a J. Crew Direct telemarketing center. This facility employs approximately 300 full- and part-time employees during its non-peak season and an additional 200 employees during the peak holiday season.

The Company ships merchandise via UPS, the United States Postal Service and FedEx. To enhance efficiency, each facility is fully equipped with a highly advanced telephone system, an automated warehouse locator system and an inventory bar coding system and the Lynchburg facility has an automated packing and shipping sorter.

Management Information Systems

The Company's management information systems are designed to provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business. The Company has point-of-sale registers in its J. Crew Retail and Factory Outlet stores that enable it to track inventory from store receipt to final sale on a real-time basis. The Company believes its merchandising and financial systems, coupled with its point-of-sale registers and software programs, allow for rapid stock replenishment, concise merchandise planning and real-time inventory accounting practices. The Company's telephone and telemarketing systems, warehouse package sorting systems, automated warehouse locator and inventory bar coding systems utilize advanced technology. These systems have provided the Company with a number of benefits in the form of enhanced customer service, improved operational efficiency and increased management control and reporting. In addition, the Company's real-time inventory systems provide inventory management on a per SKU basis and allow for an efficient fulfillment process.

The Company is in the process of installing a SAP enterprise resource planning system for its future information technology requirements. This system is scheduled for a phased-in implementation over a period of three years. In fiscal 2000 the Company's accounting systems were implemented. A corporate wide purchasing system and retail sales (including new point of sale registers) and inventory systems are scheduled for implementation in fiscal 2001. In February 2001, the Company outsourced it data center, desktop, network and telecommunications services management and operations support.

J. Crew Retail

During fiscal 2000, J. Crew Retail generated net sales of $406.8 million, representing 51.6% of the Company's total net sales.

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

The Company believes that J. Crew Retail derives significant benefits from the concurrent operation of J. Crew Direct. The broad circulation of J. Crew catalogs and distribution of e-mails performs an advertising function, enhancing the visibility and exposure of the brand, aiding the expansion of the retail concept and increasing the profitability of the stores.

The Company believes that its J. Crew Retail stores are among the most productive in its industry segment. All of the Company's J. Crew Retail stores are profitable and have generated positive store contribution within the first 12 months of opening. J. Crew Retail stores that were open during all of fiscal 2000 averaged $4.6 million per store in sales, produced sales per gross square foot of $567 and generated store contribution margins of approximately 24.0%. The Company believes that these results compare favorably to the average among retailers that the Company believes to be its primary competitors. J. Crew Retail stores have an average size of 7,933 total square feet.

As of February 3, 2001 J. Crew Retail operated 105 retail stores nationwide, having expanded from 31 stores in 1996. The Company opened 24 stores in fiscal 2000 and intends to open approximately 30 stores in fiscal 2001. The stores are located in upscale shopping malls and in retail areas within major metropolitan markets that have an established higher-end retail business.

The table below highlights certain information regarding J. Crew Retail stores opened through fiscal 2000.


                        Stores  Stores                           Average
                        ------  ------                         -----------
                        Opened  Closed    Stores      Total    Store Total
                        ------  ------  -----------  --------  -----------
         Stores Open    During  During    Open at     Square     Square
        --------------  ------  ------  -----------  --------  -----------
         At Beginning   Fiscal  Fiscal    End of     Footage   Footage at
        --------------  ------  ------  -----------  --------  -----------
        Of Fiscal Year   Year    Year   Fiscal Year  (000's)   End of Year
        --------------  ------  ------  -----------  --------  -----------

1996          31          8       --       39          338        8,667
1997          39         12       --       51          428        8,392
1998          51         14       --       65          530        8,150
1999          65         16       --       81          668        8,243
2000          81         24       --      105          833        7,933

J. Crew Direct

Since its inception in 1983, J. Crew Direct has distinguished itself from other catalog retailers by its award-winning catalog, which utilizes magazine-quality "real moment" pictures to depict an aspirational lifestyle image. During fiscal 2000, J. Crew Direct distributed 33 catalog editions with a combined circulation of approximately 73 million. J. Crew Direct generated $284.8 million in net sales (including $107.3 million from its Internet site) representing 36.2% of the Company's total J. Crew brand net sales in fiscal 2000.

Circulation Strategy

J. Crew Direct circulation strategy focuses on continually improving the segmentation of customer files and the acquisition of additional customer names. In 2000, approximately 60% of J. Crew Direct revenues were from customers in the 12-month buyer file (buyers who have made a purchase from any J. Crew catalog or on the Internet in the prior 12 months).

The Company segments its customer file and tailors its catalog offerings to address the different product needs of its customer segments. To increase core catalog productivity and improve the effectiveness of marginal and prospecting circulation, each customer segment is offered appropriate catalog editions. The Company currently circulates Base, Women's, Version, Prospect and Sale catalogs to targeted customer segments.

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

Version Books. These editions are abridged versions (in page count) of the Base Books and are sent to less active and prospective customers in order to cost effectively reactivate old customers and acquire new customers.

Prospect Books. These editions are abridged versions (in size and page count) of the Version Books and are sent to prospective customers to cost effectively acquire new customers.

Sale Books. These catalogs contain overstock merchandise to be sold at reduced prices without adversely affecting the J. Crew brand image.

In 2000, total circulation decreased to approximately 73 million from 75 million in 1999, and pages circulated were approximately 8.7 billion in 2000 compared to
9.3 billion in 1999.

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

J. Crew Direct does not have long-term contracts with paper mills. Projected paper requirements are communicated on an annual basis to paper mills to ensure the availability of an adequate supply. Management believes that the Company's long-standing relationships with a number of the largest coated paper mills in the United States allow it to purchase paper at favorable prices commensurate with the Company's size.

Telemarketing and Customer Service

J. Crew Direct's primary telemarketing and fulfillment facilities are located in Lynchburg, Virginia. An additional telemarketing facility is located in Asheville, North Carolina. Telemarketing operations are open 24 hours a day, seven days a week and handled over 5.0 million calls in fiscal 2000. Orders for merchandise may be received by telephone, facsimile, mail and on the Company's Internet site. The telemarketing centers are staffed by a total of 650 full-time and part time telemarketing associates, and up to 300 additional associates during peak periods, who are trained to assist customers in determining the customer's correct size and to describe merchandise fabric, texture and function. Each telemarketing associate utilizes a terminal with access to an IBM mainframe computer which houses complete and up-to-date product and order information. The fulfillment operations are designed to process and ship customer orders in a quick and cost-effective manner. Orders placed before 9:00 p.m. are shipped the following day. Same-day shipping is available for orders placed before noon.

J. Crew Factory Outlets

The Company extends its reach to additional consumers through its 41 J. Crew Factory Outlets. Offering J. Crew products at an average of 30% below full retail prices, J. Crew Factory Outlets target value-oriented consumers. The factory outlet stores also serve to liquidate excess, irregular or out-of-season
J. Crew products outside of the Company's three primary distribution channels. During fiscal 2000, J. Crew Factory Outlets generated net sales of $96.1 million, representing 12.2% of the Company's total J. Crew brand net sales.

J. Crew Factory Outlets offer selections of J. Crew menswear and womenswear. Ranging in size from 3,500 to 10,000 square feet with an average of 6,500 square feet, the stores are generally located in major outlet centers in 25 states across the United States. The Company believes that the outlet stores, which are designed in-house, maintain fixturing, visual presentation and service standards superior to those typically associated with outlet stores.

Trademarks and International Licensing

J. Crew International, Inc., an indirect subsidiary of J. Crew Group, Inc., currently owns all of the trademarks and domain names for the J. Crew name that the Company holds throughout the world, as well as its international licensing contracts with third parties.

The Company derives revenues from the international licensing of its trademarks in the J. Crew name and the know-how it has developed. The Company has a licensing agreement with Itochu Corporation in Japan which gives the Company the right to receive payments of percentage royalty fees in exchange for the exclusive right to use the Company's trademarks in Japan. Under the license agreement the Company retains a high degree of control over the manufacture, design, marketing and sale of merchandise under the J. Crew trademarks. This agreement expires in January, 2003. In 2000, licensing revenues totaled $3.0 million.

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

At February 3, 2001 the Company had approximately 5,600 associates, of whom approximately 3,500 were full-time associates and 2,100 were part-time associates. In addition, approximately 2,000 associates are hired on a seasonal basis to meet demand during the peak holiday buying season. None of the associates employed by J. Crew are represented by a union. The Company believes that its relationship with its associates is good.

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

ITEM 2.  PROPERTIES

The Company is headquartered in New York City. The New York City headquarters' offices are leased under a lease agreement expiring in 2012 (not including renewal options). The Company owns two telemarketing and distribution facilities: a 406,500-square-foot telemarketing and distribution center for J. Crew Direct operations in Lynchburg, Virginia and a 192,500-square-foot telemarketing and distribution center in Asheville, North Carolina servicing the
J. Crew Retail operations.

As of February 3, 2001, the Company operated 105 J. Crew retail stores and 41 factory outlet stores in 36 states and the District of Columbia. All of the retail and factory outlet stores are leased from third parties, and the leases in most cases have terms of 10 to 12 years, not including renewal options. As a general matter, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is comprised of annual base rent plus a contingent rent payment based on the store's sales in excess of a specified threshold. Substantially all the leases are guaranteed by the Company.

The table below sets forth the number of stores by state operated by the Company in the United States as of February 3, 2001.

                                              Total
                                              -----
                         Retail    Outlet     Number
                         ------    ------     ------
                         Stores    Stores     Of Stores
                         ------    ------     ---------

Alabama                     1         1          2
Arizona                     2        --          2
California                 17         3         20
Colorado                    3         2          5
Connecticut                 4         1          5
Delaware                    1         1          2
Florida                     4         3          7
Georgia                     3         2          5
Illinois                    6        --          6
Indiana                     1         2          3
Kansas                      1        --          1
Kentucky                    1        --          1
Louisiana                   1        --          1
Maine                      --         2          2
Maryland                    2         1          3
Massachusetts               6         1          7
Michigan                    3         1          4
Minnesota                   2        --          2
Missouri                    1         1          2
Nevada                      1         1          2
New Hampshire              --         2          2
New Jersey                  4         1          5
New Mexico                  1        --          1
New York                   11         4         15
North Carolina              2        --          2
Ohio                        4        --          4
Oregon                      2        --          2
Pennsylvania                3         3          6
Rhode Island                1         -          1
South Carolina              1         2          3
Tennessee                   2         1          3
Texas                       6         2          8
Vermont                    --         1          1
Virginia                    4         1          5
Washington                  2         1          3
Wisconsin                   1         1          2
District of Columbia        1        --          1
                          ---        --        ---

Total.                    105        41        146
                          ===        ==        ===

ITEM 3.  LEGAL PROCEEDINGS

         Routine litigation is pending against the Company with respect to matters incidental to its business. Although the outcome of litigation cannot be predicted with certainty, in the opinion of the Company none of those actions should have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended February 3, 2001.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

There is no established public trading market for Holdings Common Stock. As of March 7, 2001, there were 38 shareholders of record of the Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a discussion of the ownership of Holdings.

Holdings has not paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

The credit agreement (the "Credit Agreement") and the Indenture relating to the Senior Discount Debentures (the "Holdings Indenture") prohibit the payment of dividends by Holdings on shares of Common Stock (other than dividends payable solely in shares of capital stock of Holdings). Additionally, because Holdings is a holding company, its ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Each of the Credit Agreement, the Holdings Indenture and the Indenture relating to the Senior Subordinated Notes of J. Crew Operating Corp., a wholly owned subsidiary of Holdings ("Operating Corp."), contains covenants which impose substantial restrictions on Operating Corp's ability to pay dividends or make distributions to Holdings.

The Directors of Holdings have the right to receive all or a portion of the fees for their services as a Director in Common Stock. In fiscal year 2000, certain Directors elected to receive a total of 16,400 shares of Common Stock in payment of their fees, at a purchase price of $10.00 per share. Holdings issued the Common Stock to the Directors in transactions which did not involve any public offering in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial, operating, balance sheet and other data of the Company. The selected income statement and balance sheet data for the fiscal year ended January 31, 1997 are derived from the Consolidated Financial Statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors. The selected income statement and balance sheet data for each of the four fiscal years ended February 3, 2001 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP, independent auditors. The data presented below should be read in conjunction with the Consolidated Financial Statements, including the related Notes thereto, included herein, the other financial information included herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                   Fiscal Year Ended
                                                       January 31,   January 31,      January 30,     January 29,   February 3,
                                                       ----------    ----------       ----------      ----------    ----------
                                                          1997          1998             1999            2000           2001
                                                          ----          ----             ----            ----           ----
                                                                      (dollars in thousands, except per square foot data)
Income Statement Data:
  Revenues                                             $854,728      $ 881,044        $ 870,842       $ 750,696     $ 825,975
  Cost of goods sold(a)                                 480,539        517,378          511,716         431,193       463,909
  Selling, general and administrative                   342,370        354,614          332,050         279,302       301,865
    expenses
  Other charges                                              --             --            7,995           7,018            --
  Charges incurred in connection with
    discontinuance of Clifford &Wills                        --             --           13,300           4,000         4,130
  Income from operations                                 31,819          9,052            5,781          29,183        56,071
  Interest expense-net                                   10,470         20,494           39,323          38,861        36,642
  Gain on sale of Popular Club Plan                         ---            ---          (10,000)         (1,000)           --
  Expenses incurred-Recapitalization                         --         20,707               --             ---            --
  Provision (benefit) for income taxes                    8,800         (5,262)          (8,162)         (2,050)        7,500
  Extraordinary items and cumulative effect
  of accounting changes, net of taxes                        --         (4,500)              --              --            --
                                                       --------      ---------        ---------       ---------     ---------
  Net income (loss)                                    $ 12,549      $ (31,387)       $ (15,380)      $  (6,628)    $  11,929
                                                       ========      =========        =========       =========     =========


                                                                                   Fiscal Year Ended

                                                       January 31,   January 31,         January 30,   January 29,   February 3,
                                                              1997          1998                1999          2000          2001
Balance Sheet Data (at period end):
 Cash and cash equivalents                                $  7,132     $  12,166           $   9,643     $  38,693     $  32,930
 Working capital                                           132,222       142,677              95,710        75,929        49,482
 Total assets                                              410,821       421,878             376,330       373,604       389,861
 Total long term debt and redeemable
 preferred stock                                            87,092       428,457             433,243       458,218       464,310
 Stockholders' equity (deficit)                            102,006      (201,642)           (235,773)     (264,593)     (278,347)

Operating Data:
Revenues:
J. Crew retail                                            $167,957     $ 209,559           $ 273,972     $ 333,575     $ 406,784
J. Crew direct
     Catalog                                               289,773       260,853             230,752       213,308       177,535
     Internet                                                   --         4,000              22,000        65,249       107,225
                                                          --------     ---------           ---------     ---------     ---------
                                                           289,773       264,853             252,752       278,557       284,760
                                                          --------     ---------           ---------     ---------     ---------


J. Crew factory outlet                                      94,579       100,285              96,461       101,987        96,114
J. Crew licensing                                            3,817         2,897               2,712         2,505         3,020
J. Crew shipping & handling fees                            27,592        28,936              30,575        34,072        35,297
                                                          --------     ---------           ---------     ---------     ---------

Total J. Crew brand                                        583,718       606,530             656,472       750,696       825,975
Other divisions(b)                                         271,010       274,514             214,370            --           ---
                                                          --------     ---------           ---------     ---------     ---------

Total                                                     $854,728     $ 881,044           $ 870,842     $ 750,696     $ 825,975
                                                          ========     =========           =========     =========     =========

J. Crew Direct:

Number of catalogs circulated (in                           76,087        76,994              73,440        75,479        72,522
thousands)
Number of pages circulated (in millions)                     9,827         9,830               8,819         9,319         8,677

J. Crew Retail:

Sales per  gross square foot(c)                           $    551     $     542           $     558     $     571     $     567
Store contribution margin(c)                                  25.4%         23.4%               25.0%         26.0%         23.9%
Number of stores open at end of period                          39            51                  65            81           105
Comparable store sales change(c)                               4.5%         (6.6)%               9.0%          1.8%          1.7%

Depreciation and amortization                             $ 10,541     $  15,255           $  15,972     $  19,241     $  22,600

Net capital expenditures(d)
New store openings                                        $ 10,894     $  19,802           $  14,749     $  13,300     $  16,700
Other                                                       11,587        11,565              21,605        27,953        25,475
                                                          --------     ---------           ---------     ---------     ---------

Total net capital expenditures                            $ 22,481     $  31,367           $  36,354     $  41,253     $  42,175
                                                          ========     =========           =========     =========     =========

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company during the three-year period ended February 3, 2001. This discussion should be read in conjunction with the audited consolidated financial statements of the Company for the three-year period ended February 3, 2001 and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Consolidated statements of operations presented as a percentage of revenues are as follows:


                                                                        Fiscal year ended
                                                             February 3,   January 29,   January 30,
                                                                 2001         2000          1999
Revenues                                                         100.0%       100.0%        100.0%
Cost of goods sold, including buying and occupancy costs          56.2         57.4          58.8
Selling, general and administrative expenses                      36.5         37.2          38.1
Other charges                                                       --           .9            .9
Charges incurred in connection with discontinuance of C&W           .5           .5           1.5
Income from operations                                             6.8          3.9            .7
Interest expense, net                                             (4.4)        (5.2)         (4.5)
Gain on the sale of Popular Club Plan                               --           .1           1.1
Income/(loss) before income taxes                                  2.4         (1.2)         (2.7)
Income taxes                                                       (.9)          .3            .9
                                                                 -----        -----         -----
Net income/(loss)                                                  1.5%         (.9)%        (1.8)%
                                                                 =====        =====         =====

Fiscal 2000  Compared to Fiscal 1999

Revenues
--------

Revenues increased 10.0% to $826.0 million in the fiscal year ended February 3, 2001 from $750.7 million in the fiscal year ended January 29, 2000. The fiscal year ended February 3, 2001 consisted of 53 weeks compared to 52 weeks in the prior year. Net sales for the fifty-third week were $10.8 million. The increase in revenues was due primarily to the increase of $73.2 million in the net sales for J.Crew Retail.

J. Crew Retail net sales increased by 21.9% from $333.6 million in fiscal 1999 to $406.8 million in fiscal 2000. The percentage of the Company's total net sales derived from J. Crew Retail increased to 51.6% in fiscal year 2000 compared to 46.7% in fiscal 1999. This increase was attributed primarily to net sales from stores not opened for a full fiscal year. Comparable store sales increased by 1.7% in fiscal 2000. The number of stores opened at February 3, 2001 increased to 105 from 81 at January 29, 2000.

J. Crew Direct net sales (which includes net sales from catalog and internet operations) increased by 2.2% from $278.6 million in fiscal 1999 to $284.8 million in fiscal 2000. The percentage of the Company's total net sales derived from J. Crew Direct decreased to 36.2% in fiscal 2000 from 39.0% in fiscal 1999. Catalog net sales decreased to $177.5 million in fiscal 2000 from $213.3 million in fiscal 1999. Internet net sales increased to $107.3 million in fiscal 2000 from $65.3 million in fiscal 1999 as the Company continued to migrate catalog customers to the Internet.

J.Crew Factory Outlet net sales decreased by 5.8% from $102.0 million in fiscal 1999 to $96.1 million in fiscal 2000. The percentage of the Company's total net sales derived from J. Crew Factory Outlet decreased to 12.2% in fiscal 2000 from 14.3% in fiscal 1999. Comparable store sales for J. Crew Factory Outlet decreased by 2.9% in fiscal 2000. J. Crew Factory Outlet closed one store in fiscal 2000 and 41 stores were open at February 3, 2001.

Other revenues which consist of shipping and handling fees and royalties increased from $36.6 million to $38.3 million, primarily as a result of an increase in shipping and handling fees.

Cost of sales, including buying and occupancy costs
---------------------------------------------------

Cost of sales, including buying and occupancy costs as a percentage of revenues decreased to 56.2% in fiscal 2000 from 57.4% in fiscal 1999. This decrease was caused primarily by an increase in initial mark up due to a decrease in the cost of merchandise and an improvement in inventory mix in our factory division.

Selling, general and administrative expenses
--------------------------------------------

Selling, general and administrative expenses increased to $301.9 million in fiscal 2000 (36.6% of revenues) from $279.3 million in fiscal 1999 (37.2% of revenues).

General and administrative expenses of the J.Crew brand increased to $239.2 million in fiscal 2000 (29.0% of revenues) from $203.6 million in fiscal 1999 (27.1% of revenues). This increase resulted primarily from (a) an increase in the expenses attributable to the increased number of retail stores in operation during fiscal 2000 compared to fiscal 1999 and (b) an increase in bonus provision in fiscal 2000 as a result of the increase in operating income.

Selling expenses were $62.7 million in fiscal 2000 (7.6% of revenues) compared to $75.7 million in fiscal 1999 (10.1% of revenues). This decrease was due primarily to $6.0 million of direct advertising related to the Internet that was incurred in fiscal 1999, a decrease in pages circulated from 9.3 billion pages in fiscal 1999 to 8.7 billion pages in fiscal year 2000 and catalog production efficiencies.

Write-down of assets and other charges in connection with the discontinuance of
-------------------------------------------------------------------------------
Clifford & Wills
----------------

An additional charge of $4.1 million was incurred in fiscal 2000 to write off the remaining balance of the net assets of Clifford & Wills, primarily inventories.

Interest expense
----------------

Interest expense, net decreased to $ 36.6 million in fiscal 2000 from $38.9 million in fiscal 1999. This decrease resulted from lower average borrowings during fiscal 2000 under the Revolving Credit Facility and the reduced term loan balance offset by higher non-cash interest. Average borrowings under the Revolving Credit Facility required to fund inventories and capital expenditures were $9.8 million in fiscal 2000 compared to $30.8 million in fiscal 1999.

Interest expense included non-cash interest and amortization of deferred financing costs of $16.4 million in fiscal 2000 compared to $14.2 million in fiscal 1999.

Income Taxes
------------

The effective tax rate was 38.6% in fiscal 2000 compared to (23.6%) in fiscal 1999. The effective tax rate in 1999 was less than the normal rate due primarily to the inability of certain subsidiaries to deduct net operating losses for state tax purposes.

Fiscal 1999 Compared to Fiscal 1998

Revenues
--------

Revenues decreased 13.8% to $750.7 million in the fiscal year ended January 29, 2000 from $870.8 million in the fiscal year ended January 30, 1999. The decrease in revenues was attributable to the sale of Popular Club Plan, effective as of October 30, 1998, and the discontinuance of Clifford & Wills operations which resulted in a decrease of $214.4 million. This decrease was offset by increases of $59.6 million in J. Crew Retail and $25.8 million in J.Crew Direct. Excluding Popular Club Plan and Clifford & Wills, revenues increased 14.3% from $656.5 million in fiscal 1998 to $750.7 million in fiscal 1999.

J. Crew Retail net sales increased by 21.8% from $274.0 million in fiscal 1998 to $333.6 million in fiscal 1999. The percentage of the Company's total net sales derived from J. Crew Retail increased to 46.6% in fiscal year 1999 compared to 33.2% in fiscal 1998. This increase was attributed to $54.6 million from the opening of new stores and $5.0 million from an increase in comparable store sales of 1.8%. The number of stores open at January 29, 2000 increased to 81 from 65 at January 30, 1999.

J. Crew Direct net sales (which includes net sales from catalog and internet operations) increased by 10.2% from $252.8 million in fiscal 1998 to $278.6 million in fiscal 1999. The percentage of the Company's total net sales derived from J. Crew Direct increased to 38.9% in fiscal 1999 from 30.7% in fiscal 1998. This increase was primarily due to an increase in net sales from j.crew.com which increased to $65.2 million fiscal 1999 from $21.6 million in fiscal 1998.Catalog net sales decreased to $213.4 million in fiscal 1999 from $231.2 million in fiscal 1998 as the Company adopted initiatives to migrate catalog customers to the Internet.

J. Crew Factory Outlet net sales increased by 5.7% from $96.5 million in fiscal 1998 to $102.0 million in fiscal 1999. The percentage of the Company's total net sales derived from J. Crew Factory Outlet increased to 14.2% in fiscal 1999 from 11.7% in fiscal 1998. Comparable store sales for J. Crew Factory Outlet increased by 3.8% in fiscal 1999. J. Crew Factory Outlet closed three stores in fiscal 1999 and 42 stores were open at January 29, 2000.

Other revenues consist of shipping and handling fees and royalties in fiscal 1999 and 1998. Fiscal 1998 also included finance charge income related to Popular Club Plan. The decrease in fiscal 1999 compared to fiscal 1998 was due to the sale of Popular Club Plan in October 1998.

Cost of sales, including buying and occupancy costs
---------------------------------------------------

Cost of sales, including buying and occupancy costs as a percentage of revenues decreased to 57.4% in fiscal 1999 compared to 58.8% in fiscal 1998. Excluding the operations of PCP and C&W cost of sales including buying and occupancy costs decreased to 57.4% in fiscal 1999 from 58.6% in fiscal 1998. This decrease was caused primarily by an increase in initial mark up caused by a decrease in the cost of merchandise.

Selling, general and administrative expenses
--------------------------------------------

Selling, general and administrative expenses decreased to $279.3 million in fiscal 1999 (37.2% of revenues) from $332.1 million in fiscal 1998 (38.1% of revenues). Approximately $92.1 million of selling, general, and administrative expenses in fiscal 1998 resulted from the operations of PCP and C&W.

Selling, general and administrative expenses of the J.Crew brand increased to $279.3 million in fiscal 1999 (37.2% of revenues) from $239.9 million in fiscal 1998 (36.5% of revenues). This increase resulted primarily from an increase in general and administrative expenses of $31.5 million due to (a) an increase in the number of retail stores in operation during fiscal 1999 compared to fiscal 1998; (b) an increase in consulting fees and other expenses attributable to information technology initiatives; and (c) an increase in marketing expenses of approximately $8 million, primarily direct advertising, devoted to increasing customer awareness of the Company's Internet site.

Selling expenses were $75.7 million in fiscal 1999 (10.1% of revenues) compared to $67.8 million in fiscal 1998 (10.3% of revenues). This increase was due to $6.0 million of direct advertising related to the Internet and an increase in pages circulated from 8.8 billion pages in fiscal 1998 to 9.3 billion pages in fiscal year 1999, an increase of 5.7%. These increases in selling expenses were partially offset by decreases related to efficiencies in the catalog production process.

Write-down of assets and other charges in connection with the discontinuance of
-------------------------------------------------------------------------------
Clifford & Wills
----------------

An additional charge of $4.0 million was incurred in fiscal 1999 to write down the carrying value of inventories to net realizable value. (See note 3 to the consolidated financial statements).

Other charges
-------------

Other charges in fiscal 1999 include $7.0 million relating to the write off of certain software development costs which were impaired by the decision of the Company to adopt an enterprise resource planning system for its future information technology requirements.

Gain on sale of subsidiary
--------------------------

An additional gain of $1.0 million was recognized in fiscal 1999 from a reduction in certain estimated liabilities established at the time of sale.(See note 3 to the consolidated financial statements).

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

Cash provided by operating activities was $70.3 million in fiscal 2000 compared to $94.1 million in fiscal 1999. The decrease in cash provided by operations resulted from (a) an increase in the change in inventories of $36.8 million and
(b) a decrease in the change in prepaid expenses and other current assets of $10.3 million offset by an increase in net income of $18.6 million.

Capital expenditures, net of construction allowances, were $42.2 million in fiscal 2000 which consisted primarily of the opening of 24 new J. Crew retail stores and for systems enhancements, primarily the SAP enterprise resource planning system. Capital expenditures in fiscal 1999 were $41.3 million and consisted primarily from the opening of 16 new J.Crew Retail Stores and for system enhancements.

Capital expenditures are expected to be approximately $50.0 million in fiscal 2001, primarily for the opening of at least 30 J. Crew retail stores and system enhancements. The expected capital expenditures will be funded from internally generated cash flows and by borrowings from available financing sources.

The Company repaid the $34.0 million outstanding balance of its term loan during fiscal 2000. There are no scheduled principal payments of the Company's long term debt during the next five years. There were no borrowings under the Revolving Credit Facility at February 3, 2001 and January 29, 2000. Average borrowings under the Revolving Credit Facility were $9.8 million for the fiscal year ended February 3, 2001 and $30.8 million for the fiscal year ended January 29, 2000.

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

Seasonality

The Company's retail and direct businesses experience two distinct selling seasons, spring and fall. The spring season is comprised of the first and second quarters and the fall season is comprised of the third and fourth quarters. Net sales are usually substantially higher in the fall season and selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season. Approximately 35% of annual net sales in fiscal 2000 occurred in the fourth quarter. The Company's working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which require entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended and SFAS No. 138 are effective for all fiscal years beginning after June 15, 2000. The Company will adopt these standards in fiscal year 2001. Due to its limited use of derivative instruments, the Company does not expect the adoption of these standards to have a material effect on its consolidated financial positions or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity, which is the risk the future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility and the Term Loan Facility. In order to manage this interest rate risk, the Company entered into an interest rate swap agreement in October 1997, which converted the variable interest rate for $50 million of debt to a fixed rate of 6.23%. The swap agreement expired in October 2000 and was not renewed because the Company's exposure under the Revolving Credit Facility and Term Loan Facility have been substantially reduced.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at February 3, 2001 were approximately $50.9 million.

The Company has a licensing agreement in Japan which provides for royalty payments based on sales of J. Crew merchandise as denominated in yen. The Company has from time to time entered into forward foreign exchange contracts to minimize this risk. At February 3, 2001, there were no forward foreign exchange contracts outstanding.

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

Name                                   Age           Position
----                                   ---           --------

Emily Woods............................39            Director, Chairman of the Board
Mark A. Sarvary........................41            Director, Chief Executive Officer
Charlotte L. Beers.....................65            Director
David Bonderman........................58            Director
Richard W. Boyce.......................46            Director
Gregory D. Brenneman...................39            Director
John W. Burden, III....................64            Director
James G. Coulter.......................41            Director
Barbara K. Eisenberg...................55            Senior Vice President, General Counsel and Corporate Secretary
Scott Formby...........................39            Executive Vice President, Design
Scott D. Hyatt.........................43            Senior Vice President, Manufacturing
Walter Killough........................46            Chief Operating Officer
David F. Kozel.........................45            Senior Vice President, Human Resources
Nicholas Lamberti......................58            Vice President, Corporate Controller
Scott M. Rosen.........................42            Executive Vice President, Chief Financial Officer
Carol Sharpe...........................46            Executive Vice President, Merchandising - Brand
Trudy Sullivan.........................51            President
Brian T. Swette........................47            Director
Josh S. Weston.........................72            Director

Emily Woods
     Ms. Woods became Chairman of the Board of Directors of Holdings in 1997. Ms. Woods is also a director and Chairman of the Board of Operating Corp. Ms. Woods co-founded the J. Crew brand in 1983. Ms. Woods has also served as Chief Executive Officer and Vice-Chairman of Holdings and as Chief Executive Officer of Operating Corp. She is also a director of Yankee Candle Company, Inc.

Mark A. Sarvary
     Mr. Sarvary has been Chief Executive Officer and a Director of the Company since May 1999. He was President/General Manager of the Nestle Frozen Food Division of Nestle USA from 1996 to 1999.

Charlotte L. Beers
     Ms. Beers became a director of Holdings in 1998.  Ms. Beers was Chairman of
J. Walter Thompson (advertising agency) from 1999 until February 2001. She was Chairman and Chief Executive Officer of Ogilvy & Mather (advertising agency) from 1992 until 1997 and Chairman Emeritus from 1997 until March 1999. She also serves as a director of Martha Stewart Living Omnimedia, Inc. and IBeauty.com.

David Bonderman
     Mr. Bonderman became a director of Holdings in 1997. Mr. Bonderman is a founding partner of Texas Pacific Group and has been Managing General Partner of TPG for more than eight years. Mr. Bonderman serves on the Boards of Directors of Bell & Howell, Inc., Continental Airlines, Inc., Co-Star Realty Information, Inc., Denbury Resources Inc., Ducati Motor Holdings S.p.A., Magellan Health Services, Inc., Oxford Health Plans, Inc., Paradyne Networks, Inc., RyanAir Holdings PLC., ON Semiconductor Corporation, Washington Mutual, Inc., Urogenesys, Inc. and Seagate Technology, Inc.

Richard W. Boyce
     Mr. Boyce became a director of Holdings in 1997 and served as Chief Executive Officer of the Company during portions of 1997 and 1999 while also providing operating oversight to the remainder of the TPG portfolio. Mr. Boyce is the senior operating partner of Texas Pacific Group. Prior to joining Texas Pacific Group in 1997, Mr. Boyce was employed by PepsiCo for more than five years prior thereto, most recently as Senior Vice President of Operations for Pepsi-Cola, North America. He was Chairman of Favorite Brands International Holding Corp., which filed for protection under Chapter 11 of the Bankruptcy Code in 1999. Mr. Boyce also serves on the Boards of Directors of Convergent Communications, Del Monte Foods Corp. and ON Semiconductor Corporation.

Gregory D. Brenneman
     Mr. Brenneman became a director of Holdings in 1998. He has been President of Continental Airlines Inc. ("Continental") since 1996 and Chief Operating Officer of Continental since 1995. He is a director of Continental and Home Depot, Inc.

John W. Burden, III
     Mr. Burden became a director of Holdings in 1998. Mr. Burden has been a retail consultant for more than five years. He also serves as a director of Saks Incorporated and Chicos Fas Inc.

James G. Coulter
     Mr. Coulter became a director of Holdings in 1997. Mr. Coulter is a founding partner of Texas Pacific Group and has been Managing General Partner of TPG for more than eight years. Mr. Coulter serves on the Boards of Directors of Genesis Health Ventures, Inc., Northwest Airlines, Inc., Oxford Health Plans, Inc., ON Semiconductor Corporation, Globespan, Inc. and Seagate Technology, Inc.

Barbara K. Eisenberg
     Ms. Eisenberg has been Senior Vice President, General Counsel and Corporate Secretary of the Company since 1999 and was Vice President, General Counsel and Corporate Secretary from 1998 until then. Prior thereto, she was Vice President, Associate General Counsel and Corporate Secretary of Burlington Industries, Inc. (textile manufacturer) for more than five years.

Scott Formby
     Mr. Formby has been Executive Vice President, Design of the Company since 1999. Prior thereto, he was Vice President, Design for more than five years.

Scott D. Hyatt
     Mr. Hyatt has been Senior Vice President, Manufacturing of the Company since 1998. He was with Express Inc. as Vice President, Production and Sourcing from 1996 to 1998.

Walter Killough
     Mr. Killough has been Chief Operating Officer of the Company since 1999.
He was Senior Vice President, General Manager, Mail Order from 1997 to 1999 and prior thereto, he was Senior Vice President of Clifford & Wills, a subsidiary of the Company, for more than five years.

David F. Kozel
     Mr. Kozel has been Senior Vice President, Human Resources of the Company since 1999. Prior thereto, he was with Grey Advertising Inc. as Vice President, Human Resources from 1998, Vice President, Human Resources of Deluxe Corporation from 1997 to 1998 and Vice President, Human Resources of Citibank from 1995 to 1996.

Nicholas Lamberti
     Mr. Lamberti has been Vice President - Corporate Controller of the Company for more than five years.

Scott M. Rosen
     Mr. Rosen has been Executive Vice President and Chief Financial Officer of the Company since 1999, Senior Vice President and Chief Financial Officer from 1998 until then and Chief Financial Officer of Mail Order for more than five years prior thereto.

Carol Sharpe
     Ms. Sharpe has been Executive Vice President, Merchandising - Brand of the Company since 1999 and was Senior Vice President, General Merchandising Manager, Retail prior thereto. She was Senior Vice President and General Merchandising Manager-Women's from 1998 until then and Vice President, Women's for more than 5 years prior to 1998.

Trudy Sullivan
     Ms. Sullivan has been President since rejoining the Company in 2000. She was President of Kids "R" Us, a division of Toys "R" Us, Inc., from October 1999 to February 2000. Ms. Sullivan was President, Mail Order of the Company from 1998 to 1999 and President of Clifford and Wills from 1995 to 1998.

Brian T. Swette
     Mr. Swette became a director of Holdings in 1998. He has been Chief Operating Officer of eBay Inc. (person-to-person trading community on the Internet), since 1999 and from 1998 until then was Senior Vice President of Marketing and International of eBay. He was Executive Vice President and Chief Marketing Officer-Global Beverages of Pepsi-Cola Beverages from 1996 until joining eBay Inc. and Executive Vice President Marketing-North America of Pepsi-Cola Beverages from 1994 to 1996. He is also a director of eBay Inc.

Josh S. Weston
     Mr. Weston became a director of Holdings in 1998. He has been Honorary Chairman of the Board of Directors of Automatic Data Processing (computing services business) since 1998. He was Chairman of the Board of Automatic Data Processing from 1996 until 1998 and Chairman and Chief Executive Officer for more than five years prior thereto. Mr. Weston is also a director of Gentiva Health Services, Inc., Aegis Communications Group, Inc. and Russ Berrie & Company, Inc.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth compensation paid for fiscal years 2000, 1999, and 1998 to each individual serving as its chief executive officer during fiscal 2000 and to each of the four other most highly compensated executive officers of the Company as of the end of fiscal 2000.

                                                                                              Long-Term Compensation
                                                           Annual Compensation               Awards           Payouts
                                                 -----------------------------------------------------------------------
                                                                                                   Securities
Name                                                                 Other Annual   Restricted    Underlying   LTIP      All Other
And                                       Fiscal  Salary    Bonus    Compensation     Stock        Options/   Payouts  Compensation
Principal Position                         Year    ($)      ($)          ($)       Award(s)($)(1)  SARS (#)(1)  ($)        ($)
------------------------------------------------------------------------------------------------------------------------------------
Emily Woods                                2000 $1,000,000 $1,000,000 $         --          --         --       -- $       5,250 (5)
Chairman                                   1999  1,000,000  1,000,000           --          --         --       --         5,000 (5)
                                           1998  1,000,000  1,000,000           --          (2)        --       --  2,907,590 (3)(5)

Mark Sarvary                               2000    729,811    502,500           --          --         --       --         5,250 (5)
Chief Executive Officer                    1999    560,190    335,000  1,000,000(4)         --    272,000       --               --
                                           1998         --         --           --          --         --       --               --


Trudy Sullivan                             2000    420,315    375,000    275,000(4)         --     70,000       --         5,250 (5)
President                                  1999    329,231         --                       --         --       --         5,000 (5)
                                           1998    310,000    230,000           --          --   25,000(6)      --         5,000 (5)


Scott Formby                               2000    450,000    337,500           --          --     10,000       --         4,558 (5)
Executive Vice President, Design           1999    422,115    106,800           --          --      8,800       --         5,000 (5)
                                           1998    392,158    107,000           --          --         --       --         5,000 (5)


Carol Sharpe                               2000    400,000    360,000           --          --         --       --         5,250 (5)
Executive Vice President, Merchandising -
 Brand                                     1999    400,000    240,000    360,000(4)         --     12,000       --         5,000 (5)
                                           1998    362,500    100,300           --          --     12,400       --         5,000 (5)


__________
(1) There is no established public market for shares of Common Stock. Holders of restricted stock have the same right to receive dividends as other holders of Common Stock. The Company has not paid any cash dividends on its Common Stock.
(2) Ms. Woods was granted 661,600 shares of Common Stock ("Woods Restricted Shares"), of which 78,600 shares vested immediately upon grant, 194,400 shares will vest on October 17, 2000 and 2001 and 194,200 shares will vest on October 17, 2002.
(3) The amount set forth in this column includes reimbursement for income taxes in the amount of $ 2,902,590 incurred by Ms. Woods as a result of the grant of the Woods Restricted Shares.
(4)  This amount is a signing bonus.
(5)  Represents Company matching contributions to 401(k) plan.
(6)  These options were forfeited when Ms. Sullivan left the Company in 1999.

The following Table shows information concerning stock options granted to any of the named executive officers during fiscal year 2000.

                       Option Grants In Fiscal Year 2000

                                                                               Assumed Annual Rates Of
                                                                             Stock Price Appreciation For
                            Individual Grants                                        Option Term
----------------------------------------------------------------------------------------------------------
                      Number of        Percent Of
                     Securities      Total Options
                     Underlying        Granted To
                       Options        Employees In    Exercise    Expiration
Name               Granted(#) (1)(2)  Fiscal Year    Price($/Sh)     Date       5%($)          10% ($)
----------------------------------------------------------------------------------------------------------
Scott Formby            10,000           2.7%        $10.00        3/13/10     $62,900        $159,400

Trudy Sullivan          37,600          10.0%        $ 6.82        1/31/10    $161,300        $408,700
                        32,400           8.6%        $10.00        1/31/10    $203,800        $516,400

__________
(1) The Company has not granted any SARs.

(2) The options have 10-year terms. Ms. Sullivan's option grant of 37,600 shares is exercisable 15,040 shares on the grant date and 20% on January 31st in each of 2001 through 2003. Ms. Sullivan's option grant of 32,400 shares is exercisable 20% on January 31st in each of 2001 through 2005. Mr. Formby's options are exercisable 20% on January 31st in each of 2001 through 2005. All unvested options become exercisable in the event of a change in control of Holdings.


    The following Table shows the number of stock options held by the named executive officers at the end of fiscal year 2000. The named executive officers did not exercise any stock options in fiscal year 2000.

      Aggregated Option Exercises in Fiscal Year 2001 and Fiscal Year-End Option
                                     Values

                                                      Number Of Securities
                                                     Underlying Unexercised
                                                  Options At Fiscal Year End (1)
                                                              (#)
Name                                                Exercisable/Unexercisable
----                                                -------------------------

Scott Formby........................................  24,240 /  25,760
Mark Sarvary........................................  54,400 / 217,600
Carol Sharpe........................................  17,400 /  19,600
Trudy Sullivan......................................  29,040 /  40,960
Emily Woods.........................................  98,400 / 393,800

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

Mr. Sarvary has an Employment Agreement with Operating Corp., which provides that, for a period of five years commencing on May 10, 1999, he will serve as Chief Executive Officer of Operating Corp. The Employers also agreed to cause Mr. Sarvary to be elected to the Board of Directors of Holdings. The Employment Agreement provides for an annual base salary of $670,000 and an annual target bonus of 50% of his annual base salary based on achievement of earnings objectives to be determined each year. The Employment Agreement also provides for the payment of a signing bonus of $1,000,000 and the grant of options to purchase 272,000 shares of Common Stock as well as the grant of additional stock options to purchase 68,000 shares on the earlier of the date of an initial public offering of Holdings' Common Stock or May 10, 2004. Mr. Sarvary is also entitled to various executive benefits and perquisites under the Employment Agreement. Mr. Sarvary's Employment Agreement also provides that in the event of his termination by Operating Corp. without Cause or termination by Mr. Sarvary for Good Reason (as those terms are defined in the Employment Agreement), he will receive an amount equal to two times his base salary.

Ms. Sullivan has an Employment Agreement with Operating Corp. which provides that, for a period of three years commencing on February 27, 2000, she will serve as President of Operating Corp. at an annual base salary of $500,000 and an annual target bonus of 50% of her annual base salary based on achievement of earnings objectives to be determined for each year. The Employment Agreement also provides for a signing bonus of $275,000 and the grant of options to purchase 70,000 shares of Common Stock. Ms. Sullivan is also entitled to various executive benefits and perquisites under the Employment Agreement. Ms. Sullivan's Employment Agreement also provides for continuation of her salary for a period of one year if her employment is terminated by Operating Corp. without Cause or if she terminates her employment for Good Reason (as those terms are defined in the Employment Agreement).

Ms. Sharpe has an Employment Agreement with Operating Corp. which provides that, for a period of five years commencing on April 30, 1999, she will serve as Executive Vice President-Merchandising of Operating Corp. The Employment Agreement provides for an annual base salary of $400,000 and an annual target bonus of 60% of her annual base salary based on achievement of earnings objectives to be determined for each year. The Employment Agreement also provides for a signing bonus of $360,000 and the grant of options to purchase 12,000 shares of Common Stock. The Employment Agreement provides for continuation of salary for a period of one year if Ms. Sharpe's employment is terminated without Cause (as defined in the Agreement). Ms. Sharpe's Employment Agreement also provides that if, on April 30, 2003, the aggregate spread between the fair market value per share and the exercise price per share of her options to purchase 34,600 shares of Holdings Common Stock does not equal or exceed $1,124,500, then Operating Corp. will pay her a cash payment equal to any such shortfall, subject to adjustment in the event she has disposed of any of the shares underlying such options.

The Woods Restricted Shares and any shares of Common Stock acquired by Ms. Woods, Mr. Sarvary and Ms. Sullivan and Sharpe pursuant to the exercise of options are subject to a shareholders' agreement providing for certain transfer restrictions, registration rights and customary tag-along and drag-along rights.


Compensation Committee Interlocks and Insider Participation

Ms. Woods, Chairman, and Mr. Boyce, a director and former Chief Executive Officer of the Company, are members of the Compensation Committee of Holdings.

Compensation of Directors

An attendance fee of $10,000 for each Board of Directors meeting (up to a total of $40,000 per year) is paid to each Director who is neither an employee of the Company nor a representative of TPG. Directors have the option to receive all or a portion of that fee paid in cash or in shares of Common Stock at a per share purchase price equal to the fair market value thereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Common Stock of Holdings as of March 7, 2001 for each person who is known to Holdings to be the beneficial owner of 5% or more of Holdings Common Stock. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.


                   Name and Address              Amount and Nature of     Percent of
Title of Class   of Beneficial Owner             Beneficial Ownership       Class
------------------------------------------------------------------------------------
Common Stock     TPG Partners II, L.P.           7,313,797.6 shares (1)        59%
                 301 Commerce Street, Suite 3300
                 Fort Worth, TX 76102

Common Stock     Emily Woods                     2,363,576.6 shares (2)        19%
                 J. Crew Group, Inc.
                 770 Broadway
                 New York, NY 10003
__________

(1) These shares of Common Stock are held by TPG and the following affiliates of TPG (collectively, "TPG Affiliates"): TPG Parallel II L.P., TPG Partners II L.P. and TPG Investors II, L.P.

(2) Includes (a) 98,400 shares not currently owned but which are issuable upon the exercise of stock options awarded under the Company's Stock Option Plan that are currently exercisable, and (b) 388,600 shares of Common Stock that have not vested and are held in custody by the Company until vesting thereof.

     The following table sets forth information regarding the beneficial ownership of each class of equity securities of Holdings as of March 7, 2001 for
(i) each director, (ii) each of the executive officers identified in the table set forth under Item 11. "Executive Compensation", and (iii) all directors and executive officers as a group. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.


                                                             Number of Shares
                                                              and Nature of              Percent of
Title of Class             Name of Beneficial Owner       Beneficial Ownership              Class
----------------------------------------------------------------------------------------------------------
Common Stock               Charlotte L. Beers                         16,466.276               *
Common Stock               David Bonderman                           7,313,797.6 (1)          59%
Common Stock               Richard W. Boyce                               55,200 (2)           *
Common Stock               Gregory D. Brenneman                           13,000               *
Common Stock               John W. Burden, III                         4,466.276               *
Common Stock               James G. Coulter                          7,313,797.6 (1)          59%
Common Stock               Scott Formby                                   24,240 (2)           *
Common Stock               Mark A. Sarvary                               108,800 (2)           *
Common Stock               Carol Sharpe                                   19,800 (2)           *
Common Stock               Trudy Sullivan                                 29,040 (2)
Common Stock               Brian T. Swette                            17,866.276               *
Common Stock               Josh S. Weston                             17,466.276               *
Common Stock               Emily Woods                               2,363,576.6 (3)          19%
Common Stock               All Directors and executive              10,079,439.3 (1) (2) (3)  81%
                           officers as a group
Series A Preferred Stock   Charlotte L. Beers                                 60               *
Series A Preferred Stock   David Bonderman                             73,474.58 (1)          79%
Series A Preferred Stock   Gregory D. Brenneman                               60               *
Series A Preferred Stock   James G. Coulter                            73,474.58 (1)          79%
Series A Preferred Stock   Brian T. Swette                                    60               *
Series A Preferred Stock   Josh S. Weston                                     60               *
Series A Preferred Stock   Emily Woods                                 2,978.505               3%
Series A Preferred Stock   All Directors and executive                76,753.085              83%
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

(3) Includes (a) 98,400 shares not currently owned but which are issuable upon the exercise of stock options awarded under the Company's Stock Option Plan that are currently exercisable, and (b) 388,600 shares of Common Stock that have not vested and are held in custody by the Company until vesting thereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In connection with Mr. Sarvary's relocation to the Company's headquarters, the Company loaned Mr. Sarvary $1.0 million on an interest-free basis to purchase a residence. The largest amount outstanding in fiscal year 2000 was $950,000. The loan is secured by a mortgage on that residence and $900,000 is still outstanding.

      Holdings and its subsidiaries entered into a tax sharing agreement providing (among other things) that each of the subsidiaries will reimburse Holdings for its share of income taxes determined as if such subsidiary had filed its tax returns separately from Holdings. .

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements

          The following financial statements of J. Crew Group, Inc. and subsidiaries are included in Item 8:

          (i)   Report of KPMG LLP, Independent Auditors
          (ii) Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000
          (iii) Consolidated Statements of Operations - Years ended February 3, 2001, January 29, 2000 and January 30, 1999
          (iv) Consolidated Statements of changes in Stockholders' Deficit - Years ended February 3, 2001, January 29, 2000 and January 30, 1999
          (v) Consolidated Statements of Cash Flows - Years ended February 3, 2001, January 29, 2000 and January 30, 1999
          (vi)  Notes to consolidated financial statements

     2.   Financial Statements Schedules

          Schedule II  Valuation and Qualifying Accounts.

     3.   Exhibits

          The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)  Reports on Form 8-K

     The Company has not filed any reports on Form 8-K during the fiscal quarter ended February 3, 2001.

(c)  Exhibits

     See Item 14(a)3 above.

(d)  Financial Statements Schedules

     See Item 14(a)1 and 14(a)2 above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   J. CREW GROUP, INC.
Date: April 20, 2001
                                                   By: /s/ Mark A. Sarvary
                                                      --------------------
                                                   Mark A. Sarvary
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 20, 2001.

          Signature                              Title
          ---------                              -----


     /s/ Emily Woods               Director; Chairman of the Board
     ---------------
     Emily Woods

     /s/ Mark A. Sarvary           Director; Chief Executive Officer
     -------------------           (Principal Executive Officer)
     Mark A. Sarvary

     /s/ Scott M. Rosen            Executive Vice President, Chief Financial
     ------------------            Officer (Principal Financial Officer)
     Scott M. Rosen

     /s/ Nicholas Lamberti         Vice President, Corporate Controller
     ---------------------         (Principal Accounting Officer)
     Nicholas Lamberti

     /s/ Charlotte L. Beers        Director
     ----------------------
     Charlotte L. Beers

     /s/ David Bonderman           Director
     -------------------
     David Bonderman

     /s/ Richard W. Boyce          Director
     --------------------
     Richard W. Boyce

     /s/ Gregory D. Brenneman      Director
     ------------------------
     Gregory D. Brenneman

     /s/ John W. Burden, III       Director
     -----------------------
     John W. Burden, III

     /s/ James G. Coulter          Director
     --------------------
     James G. Coulter

     /s/ Brian T. Swette           Director
     --------------------
     Brian T. Swette

     /s/ Josh S. Weston            Director
     ------------------
     Josh S. Weston

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Crew Group, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                              KPMG LLP

March 30, 2001

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                         February 3,              January 29,
                         Assets                                             2001                     2000
                         ------                                             ----                     ----
                                                                                    (in thousands)
Current assets:
     Cash and cash equivalents                                            $  32,930                $  38,693
     Merchandise inventories                                                140,667                  129,928
     Prepaid expenses and other current assets                               23,740                   30,083
     Net assets held for disposal                                                --                    8,927
                                                                          ---------                ---------

          Total current assets                                              197,337                  207,631
                                                                          ---------                ---------

Property and equipment - at cost:

     Land                                                                     1,460                    1,460
     Buildings and improvements                                              11,432                   11,363
     Furniture, fixtures and equipment                                       70,541                   60,355
     Leasehold improvements                                                 144,906                  130,054
     Construction in progress                                                22,983                   12,851
                                                                          ---------                ---------
                                                                            251,322                  216,083
          Less accumulated depreciation and amortization                     85,746                   77,683
                                                                          ---------                ---------
                                                                            165,576                  138,400
                                                                          ---------                ---------
Deferred income tax assets                                                   14,362                   14,830

Other assets                                                                 12,586                   12,743
                                                                          ---------                ---------

          Total assets                                                    $ 389,861                $ 373,604
                                                                          =========                =========

                         Liabilities and Stockholders' Deficit
                         -------------------------------------

Current liabilities:
     Accounts payable                                                     $  49,705                $  40,951
     Other current liabilities                                               75,168                   70,222
     Federal and state income taxes payable                                  17,581                   14,687
     Deferred income tax liabilities                                          5,401                    5,842
                                                                          ---------                ---------

          Total current liabilities                                         147,855                  131,702
                                                                          ---------                ---------

Long-term debt                                                              264,292                  284,684
                                                                          ---------                ---------

Deferred credits and other long-term liabilities                             56,043                   48,277
                                                                          ---------                ---------

Redeemable preferred stock                                                  200,018                  173,534
                                                                          ---------                ---------

Stockholders' deficit                                                      (278,347)                (264,593)
                                                                          ---------                ---------

          Total liabilities and stockholders' deficit                     $ 389,861                $ 373,604
                                                                          =========                =========

See accompanying notes to consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                     Consolidated Statements of Operations

                                                                       Years ended
                                                                       -----------
                                                        February 3,   January 29,    January 30,
                                                        -----------  --------------  ------------
                                                             2001           2000          1999
                                                             ----           ----          ----
                                                                       (in thousands)
Revenues:

 Net sales                                                 $787,658       $714,119      $816,221
 Other                                                       38,317         36,577        54,621
                                                           --------       --------      --------
                                                            825,975        750,696       870,842

Operating costs and expenses:

 Cost of goods sold, including buying and occupancy
  costs                                                     463,909        431,193       511,716
 Selling, general and administrative expenses               301,865        279,302       332,050
 Write off of software development costs                         --          7,018            --
 Write down of assets and other charges in
  connection with discontinuance of Clifford & Wills          4,130          4,000        13,300
 Termination costs and other nonrecurring
  employment contract charges                                    --              -         7,995
                                                           --------       --------      --------
                                                            769,904        721,513       865,061
                                                           --------       --------      --------

     Income from operations                                  56,071         29,183         5,781

Interest expense - net                                       36,642         38,861        39,323

Gain on sale of Popular Club Plan                                --         (1,000)      (10,000)
                                                           --------       --------      --------

     Income/(loss) before income taxes                       19,429         (8,678)      (23,542)

(Provision) benefit for income taxes                         (7,500)         2,050         8,162
                                                          ---------       --------      --------


     Net income/(loss)                                     $ 11,929       $ (6,628)     $(15,380)
                                                           ========       ========      ========

See accompanying notes to consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                  Years ended
                                                                                  -----------
                                                               February 3,         January 29,        January 30,
                                                              ------------       --------------      ------------
                                                                  2001                 2000              1999
                                                                --------             --------          --------
                                                                                  (in thousands)
Cash flows from operating activities:
Net income/(loss)                                               $ 11,929             $ (6,628)         $(15,380)
Adjustments to reconcile net income/(loss) to net cash
provided by operating activities:
  Depreciation and amortization                                   22,600               19,241            15,972
  Write off of software development costs                             --                7,018                --
  Amortization of deferred financing costs                         2,793                2,196             2,119
  Noncash interest expense                                        13,608               11,989            10,534
  Deferred income taxes                                               27               (6,840)          (10,129)
  Provision for losses on accounts receivable                         --                   --             5,627
  Noncash compensation expense                                       649                  636               881
  Gain on sale of subsidiary                                          --               (1,000)          (10,000)
  Write down of assets and other charges
  in connection with discontinued catalog                          4,130                4,000            15,000
Changes in operating assets and liabilities:
Accounts receivable                                                   --                   --            (8,242)
Merchandise inventories                                          (10,739)              26,094           (15,608)
Net assets held for disposal                                       4,797                4,450                --
Prepaid expenses and other current assets                          6,343               16,646              (536)
Other assets                                                      (2,788)                (777)           (2,559)
Accounts payable                                                   8,754                  821             7,415
Other liabilities                                                  5,263               12,892             1,931
Federal and state income taxes payable                             2,894                3,407            11,029
                                                                --------             --------          --------
  Net cash provided by operating activities                       70,260               94,145             8,054
                                                                --------             --------          --------

Cash flows from investing activities:
Capital expenditures                                             (55,694)             (48,684)          (41,177)
Proceeds from construction allowances                             13,519                7,431             4,823
Proceeds from sale of subsidiary, net of related expenses              -                   --            37,157
                                                                --------             --------          --------
  Net cash provided by (used in) investing activities            (42,175)             (41,253)              803
                                                                --------             --------          --------

Cash flows from financing activities:
(Decrease)/increase in notes payable, bank                            --              (14,000)           14,000
Repayment of long-term debt                                      (34,000)             (10,000)          (26,000)
Proceeds from the issuance of common stock                           178                  158               320
Proceeds from the issuance of redeemable preferred stock              --                   --               300
Repurchase of common stock                                           (26)                   -                --
                                                                --------             --------          --------
  Net cash used in financing activities                          (33,848)             (23,842)          (11,380)
                                                                --------             --------          --------

Increase (decrease) in cash and cash equivalents                  (5,763)              29,050            (2,523)

Cash and cash equivalents at beginning of year                    38,693                9,643            12,166
                                                                --------             --------          --------
Cash and cash equivalents at end of year                        $ 32,930             $ 38,693          $  9,643
                                                                ========             ========          ========

Supplementary cash flow information:
  Income taxes paid (refunded)                                  $  4,279             $ (7,570)         $   (515)
                                                                ========             ========          ========
  Interest paid                                                 $ 20,513             $ 24,792          $ 27,763
                                                                ========             ========          ========

Noncash financing activities:
  Dividends on redeemable preferred stock                       $ 26,484             $ 22,986          $ 19,952
                                                                ========             ========          ========



See accompanying notes to consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Deficit

                         (in thousands, except shares)

                                                                 Additional   Retained               Deferred      Stock-
                                               Common stock        paid-in    earnings    Treasury    compen-      holders'
                                               ------------
                                              Shares    Amount     capital    (Deficit)     stock      sation      deficit
                                              ------    ------     -------     -------      -----      ------      -------
Balance at January 31, 1998                 11,661,600     $ 1     $68,939   $(266,232)   $    --    $(4,350)   $(201,642)

Net loss                                            --      --          --     (15,380)        --         --      (15,380)

Issuance of common stock                        47,600      --         320          --         --         --          320

Preferred stock dividends                           --      --          --     (19,952)        --         --      (19,952)

Issuance of common stock pursuant
  to grant of restricted stock, net            487,400      --       1,120          --         --     (1,120)          --

Forfeiture of shares of restricted stock            --      --          --          --     (2,325)     2,325           --

Amortization of restricted stock                    --      --          --          --         --        881          881
                                            ----------     ---  ----------   ---------   --------   --------    ---------
Balance at January 30, 1999                 12,196,600       1      70,379    (301,564)    (2,325)    (2,264)    (235,773)

Net loss                                            --      --          --      (6,628)        --         --       (6,628)

Issuance of common stock                        17,665      --         158          --         --         --          158

Preferred stock dividends                           --      --          --     (22,986)        --         --      (22,986)

Amortization of restricted stock                    --      --          --          --         --        636          636
                                            ----------     ---  ----------   ---------   --------   --------    ---------
Balance at January 29, 2000                 12,214,265     $ 1     $70,537   $(331,178)   $(2,325)   $(1,628)   $(264,593)
                                            ==========     ===  ==========   =========   ========   ========    =========

Net income                                          --      --          --      11,929         --         --       11,929

Preferred stock dividends                           --      --          --     (26,484)        --         --      (26,484)

Issuance of common stock                        18,400      --         178          --         --         --          178

Amortization of restricted stock                    --      --          --          --         --        649          649

Repurchase of common stock                          --      --          --          --        (26)        --          (26)

Balance at February 3, 2001                 12,232,665     $ 1     $70,715   $(345,733)   $(2,351)   $  (979)   $(278,347)
                                            ==========     ===     =======   =========    =======    =======    =========



See accompanying notes to consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999

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

  (c)  Fiscal Year

       The Company's fiscal year ends on the Saturday closest to January 31. The fiscal years 2000, 1999, and 1998 ended on February 3, 2001 (53 weeks), January 29, 2000 (52 weeks) and January 30, 1999 (52 weeks).

  (d)  Cash Equivalents

       For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $18,331,000 and $23,896,000 at February 3, 2001 and January 29,
       2000, are stated at cost, which approximates market value.

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999


  (e) Merchandise Inventories

      Merchandise inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company capitalizes certain design, purchasing and warehousing costs in inventory.

  (f) Advertising and Catalog Costs

      Direct response advertising which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. The Company accounts for catalog costs in accordance with the AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs, included in prepaid expenses and other current assets, as of February 3, 2001 and January 29, 2000 were $10,600,000 and $14,300,000. Catalog costs, which are reflected in selling and administrative expenses, for the fiscal years 2000, 1999, and 1998 were $69,000,000, $84,077,000, and
      $116,515,000.

      All other advertising costs are expensed as incurred. Advertising expenses were $6,671,000 for fiscal year 1999. Advertising costs were not significant in all other years.

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

      Significant systems development costs are capitalized and amortized on a straight-line basis over periods ranging from three to five years. Approximately $15.0 million and $6.0 million of systems development costs were capitalized in fiscal years 2000 and 1999.

      The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized over the term of the related lease.

  (h) Other Assets

      Other assets consist primarily of debt issuance costs of $8,703,000 and $11,282,000 at February 3, 2001 and January 29, 2000, which are amortized over the term of the related debt agreements.

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

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999

  (j) Revenue Recognition

      Revenue is recognized for catalog and internet sales when merchandise is shipped to customers, and at the time of sale for retail sales. The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. Amounts billed to customers for shipping and handling fees related to catalog and internet sales are included in other revenues at the time of shipment.

  (k) Store Preopening Costs

      Costs associated with the opening of new retail and outlet stores are expensed as incurred.

  (l) Derivative Financial Instruments

      Derivative financial instruments are used by the Company to manage its interest rate and foreign currency exposures. For interest rate swap agreements, the net interest paid is recorded as interest expense on a current basis. Gains or losses resulting from market fluctuations are not recognized. The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations. Gains and losses on contracts accounted for as hedges are deferred and recognized as adjustments to the bases of those assets. Contracts accounted for as speculative are marked to market and gains and losses are recorded currently. Such gains and losses were not material for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.

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

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999


(2)   Shipping and Handling Revenues

      In July 2000 the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 00-10 "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenues. The Company adopted EITF 00-10 in its consolidated financial statements during the fourth quarter of fiscal 2000 and has restated all comparative prior period financial statements.

      Previously, the Company netted shipping and handling fees against third-party shipping costs in cost of sales. Handling costs, including shipping supplies and labor to assemble and ship the product, were included in selling, general and administrative expenses. After the restatement, shipping and handling fees are included in other revenues and shipping and handling costs are included in cost of sales.

(3)   Disposal of Businesses

  (a) Popular Club Plan

      In accordance with a sale agreement dated November 24, 1998 the Company sold all of the capital stock of Popular Club Plan, Inc. and subsidiaries ("PCP") to The Fingerhut Companies, Inc. effective as of October 30, 1998 for gross proceeds of $42.0 million in cash.

      A gain on the sale of PCP of $10.0 million is included in the statement of operations for fiscal 1998. An additional gain of $1.0 million was recognized in fiscal 1999 from the reversal of certain estimated liabilities recorded at the date of sale. For the nine months ended October 30, 1998 revenues of $130.6 million were included in the statement of operations.

  (b) Clifford & Wills

      In 1998, management of the Company made a decision to exit the catalog and outlet store operations of Clifford & Wills ("C&W"). Revenues of C&W included in the statement of operations for the year ended January 30, 1999 were $83.8 million. Revenues and expenses for fiscal 1999 and 2000 were not material and as a result have been netted in the accompanying consolidated statement of operations.

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

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999


       At February 3, 2001 the Company determined that the realizable value of the remaining net assets of C&W, primarily inventories, was less than their carrying amounts and an additional charge of $4,130,000 was taken.

(4)  Recapitalization Transaction

     In October 1997, the Company entered into a recapitalization transaction (the "Recapitalization"). Holdings purchased from the existing Shareholders for an aggregate purchase price of approximately $316,688,000 all of the outstanding shares of Holdings' capital stock, other than a certain number of shares of Holdings' common stock held by existing shareholders which represented 14.8% of the outstanding shares of Holdings' common stock immediately following consummation of the Recapitalization. The purchase of such outstanding shares of capital stock was financed in part by (a) issuing to TPG Partners II, L.P., its affiliates and other investors shares of common stock of Holdings for approximately $63,891,000 and shares of preferred stock of Holdings for $125,000,000 and (b) consummating various debt and securitization transactions. In connection with the Recapitalization, the Company repaid substantially all of its preexisting debt obligations immediately before the consummation of the Recapitalization.


(5)  Other Current Liabilities

     Other current liabilities consist of:

                                                        February 3,  January 29,
                                                           2001         2000
                                                        -----------  -----------

     Customer liabilities                               $12,251,000  $ 8,855,000
     Accrued catalog and marketing costs                  4,515,000   11,503,000
     Taxes, other than income taxes                       3,686,000    2,372,000
     Accrued interest                                     4,746,000    4,926,000
     Accrued occupancy                                    2,339,000    6,957,000
     Reserve for sales returns                            6,530,000    5,011,000
     Accrued compensation                                11,051,000    7,411,000
     Other                                               30,050,000   23,187,000
                                                        -----------  -----------
                                                        $75,168,000  $70,222,000
                                                        -----------  -----------

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999



(6)   Long-Term Debt

                                                      February 3,    January 29,
                                                         2001          2000
                                                         ----          ----

      Term loan (a)                                   $         --  $ 34,000,000
      10-3/8% senior subordinated notes (b)            150,000,000   150,000,000
      13-1/8% senior discount debentures (c)           114,292,000   100,684,000
                                                      ------------  ------------
         Total                                        $264,292,000  $284,684,000
                                                      ============  ============

  (a) The term loan was subject to the same interest rates and security terms as the Revolving Credit Agreement and was fully repaid in January 2001. Weighted average interest rate was 8.5% at January 29, 2000.

  (b) The senior subordinated notes are unsecured general obligations of J. Crew Operating Corp., a subsidiary of Holdings, and are subordinated in right of payment to all senior debt. Interest on the notes accrues at the rate of 10-3/8% per annum and is payable semi-annually in arrears on April 15 and October 15. The notes mature on October 15, 2007 and may be redeemed at the option of the issuer subsequent to October 15, 2002 at prices ranging from 105.188% of principal in 2002 to 100% in 2005 and thereafter.

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999

  (c) The senior discount debentures were issued in aggregate principal amount of $142.0 million at maturity and mature on October 15, 2008. These debentures are senior unsecured obligations of Holdings. Cash interest will not accrue prior to October 15, 2002. However, the Company records non-cash interest expense as an accretion of the principal amount of the debentures at a rate of 13-1/8% per annum. Interest will be payable in arrears on April 15 and October 15 of each year subsequent to October 15, 2002. The senior discount debentures may be redeemed at the option of Holdings on or after October 15, 2002 at prices ranging from 106.563% of principal to 100% in 2005 and thereafter.

      There are no maturities of long-term debt required during the next five years.

  (7) Lines of Credit

      On October 17, 1997, the Company entered into a syndicated revolving credit agreement of up to $200.0 million (the "Revolving Credit Agreement") with a group of banks. This agreement was amended on March 18, 1998, November 23, 1998 and April 20, 1999. Borrowings may be utilized to fund the working capital requirements of the Company including issuance of stand-by and trade letters of credit and bankers' acceptances.

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

      Maximum borrowings under revolving credit agreements were $34,000,000, $58,000,000 and $104,000,000 during fiscal years 2000, 1999 and 1998 and average borrowings were $9,800,000, $30,800,000, and $47,500,000. There were no borrowings outstanding at February 3, 2001 and January 29, 2000.

      Outstanding letters of credit established to facilitate international merchandise purchases at February 3, 2001 and January 29, 2000 amounted to $50,948,000 and $38,315,000.

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

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999

  (8) Common Stock

      The restated certificate of incorporation authorizes Holdings to issue up to 100,000,000 shares of common stock; par value $.01 per share. At February 3, 2001, shares issued were 12,232,665 and shares outstanding were 11,743,265. In April 1999 the Board of Directors approved a 200 for 1 stock split of its common stock in the form of a stock dividend. During 1998 directors acquired 30,000 shares of common stock and converted fees into 17,600 shares of common stock. During 1999 and 2000 directors converted fees into 17,665 shares and 16,400 shares of common stock.

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

      Accumulated but unpaid dividends amounted to $75,018,000 at February 3, 2001. Dividends are recorded as an increase to redeemable preferred stock and a reduction of retained earnings.

 (10) Commitments and Contingencies
      (a) Operating Leases
          As of February 3, 2001, the Company was obligated under various long-term operating leases for retail and outlet stores, warehouses, office space and equipment requiring minimum annual rentals. These operating leases expire on varying dates through 2012. At February 3, 2001 aggregate minimum rentals in future periods are, as follows:


           Fiscal year                 Amount
           -----------                 ------
              2001                 $ 42,131,000
              2002                   40,095,000
              2003                   38,917,000
              2004                   35,864,000
              2005                   33,212,000
              Thereafter            139,432,000

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES
                  Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999


         Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

         Rent expense for fiscal 2000, 1999, and 1998 was $45,138,000, $39,474,000, and $42,347,000, including contingent rent based on store sales of $1,974,000, $2,600,000, and $3,270,000.

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


(11) Employee Benefit Plan

     The Company has a thrift/savings plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company's contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the thrift/savings plan were $1,241,000, $1,320,000 and $1,780,000 for fiscal 2000, 1999 and 1998.

(12) License Agreement

     The Company has a licensing agreement through January 2003 with Itochu Corporation, a Japanese trading company. The agreement permits Itochu to distribute J. Crew merchandise in Japan. The Company earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 2000, 1999, and 1998 was $3,020,000, $2,505,000, and $2,712,000.

(13) Interest Expense - Net

     Interest expense, net consists of the following:

                                                        2000          1999          1998
                                                        ----          ----          ----
        Interest expense                            $34,390,000   $36,903,000   $38,260,000
        Amortization of deferred financing costs      2,793,000     2,196,000     2,119,000
        Interest income                                (541,000)     (238,000)   (1,056,000)
                                                    -----------   -----------   -----------
        Interest expense, net                       $36,642,000   $38,861,000   $39,323,000
                                                    -----------   -----------   -----------

     Interest expense in fiscal 1999 includes $1,029,000 incurred in connection with the settlement of a sales and use tax assessment. Interest income in fiscal 1998 includes $979,000 related to a federal income tax refund.

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999



(14) Other Revenues

     Other revenues consist of the following:


                                              2000         1999         1998
                                              ----         ----         ----
        Shipping and handling fees        $35,297,000  $34,072,000  $46,584,000
        Royalties                           3,020,000    2,505,000    2,712,000
        Finance charge income                      --           --    5,325,000
                                          -----------  -----------  -----------
                                          $38,317,000  $36,577,000  $54,621,000
                                          ===========  ===========  ===========


(15) Financial Instruments

     The following disclosure about the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The fair value of the Company's long-term debt is estimated to be approximately $202,793,000 and $235,215,000 at February 3, 2001 and January 29, 2000, and is based on dealer quotes or quoted market prices of the same or similar instruments The carrying amounts of long-term debt were $264,292,000 and $284,684,000 at February 3, 2001 and January 29, 2000. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, notes payable-bank, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

(16) Income Taxes

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

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999


The income tax provision/benefit consists of:

                                                 2000          1999           1998
                                                 ----          ----           ----
     Current:
     Foreign                                 $  300,000   $   250,000   $    270,000
     Federal                                  6,253,000     3,100,000        600,000
     State and local                            920,000     1,440,000      1,097,000
                                             ----------   -----------   ------------
                                              7,473,000     4,790,000      1,967,000
                                             ----------   -----------   ------------
     Deferred - Federal, state and local         27,000    (6,840,000)   (10,129,000)
                                             ----------   -----------   ------------
         Total                               $7,500,000   $(2,050,000)  $ (8,162,000)
                                             ==========   ===========   ============

A reconciliation between the provision/(benefit) for income taxes based on the U.S. Federal statutory rate and the Company's effective rate is as follows.


                                                      2000     1999      1998
                                                     -----   ------   -------
        Federal income tax rate                       35.0%   (35.0)%   (35.0)%
        State and local income taxes, net
         of federal benefit                            7.6      7.0      (1.4)
        Nondeductible expenses and other              (4.0)     4.4       1.7
                                                     -----   ------   -------
        Effective tax rate                            38.6%   (23.6)%   (34.7)%
                                                     =====   ======   =======

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

                                                                         February 3,             January 29,
                                                                            2001                    2000
                                                                            ----                    ----
     Deferred tax assets:

        Original issue discount                                         $ 15,007,000            $ 8,629,000
        State and local net operating loss carryforwards                   1,900,000              3,034,000
        Reserve for sales returns                                          2,625,000              2,012,000
        Other                                                              3,412,000              2,298,000
                                                                        ------------            -----------
                                                                          22,944,000             15,973,000
                                                                        ------------            -----------
     Deferred tax liabilities:

        Prepaid catalog and other prepaid expenses                        (8,026,000)            (8,870,000)
        Difference in book and tax basis
            for property and equipment                                    (5,957,000)             1,885,000
                                                                        ------------            -----------
                                                                         (13,983,000)            (6,985,000)
                                                                        ------------            -----------
          Net deferred income tax asset                                 $  8,961,000            $ 8,988,000
                                                                        ============            ===========

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999


     Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The Company has state and local income tax net operating loss carryforwards of varying amounts.

(17) Stock Options

     The J. Crew Group, Inc. Stock Option Plan (the "Option Plan") was adopted by the Company in 1997. Under the terms of the Option Plan, an aggregate of 1,910,000 shares are available for grant to certain key employees or consultants. The options have terms of seven to ten years and become exercisable over a period of five years. Options granted under the Option Plan are subject to various conditions, including under some circumstances, the achievement of certain performance objectives.


     A summary of stock option activity for the Plan was, as follows:


                                                 2000                        1999                       1998
                                                 ----                        ----                       ----
                                                        Weighted                    Weighted                   Weighted
                                                        --------                    --------                   --------
                                                         average                     average                    average
                                                         -------                     -------                    -------
                                         Shares   exercise price     Shares   exercise price    Shares   exercise price
                                         ------   --------------     ------   --------------    ------   --------------
Outstanding, beginning of year        1,532,800           $ 8.87    997,200            $8.00   786,800            $8.31

        Granted                         374,700            10.17    772,800             9.47   431,000             6.82

        Exercised                        (2,000)            6.82          -                -         -                -

        Cancelled                      (116,750)            8.72   (237,200)            7.14  (220,600)            6.82
                                      ---------           ------  ---------            -----  --------            -----
Outstanding, end of year              1,788,750           $ 9.15  1,532,800            $8.87   997,200            $8.00
                                      ---------           ------  =========            =====  ========            =====
Options exercisable at end of year      583,000           $ 9.24    318,040            $7.97   189,460            $7.06
                                      =========           ======  =========            =====  ========            =====

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

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999


(20) Segment Information

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

     Income from operations relating to Clifford & Wills for fiscal 1998 includes a non cash write-down of $13,300,000 relating to the discontinuance of C&W operations and $1,700,000 of fourth quarter charges to write off deferred catalog costs. Fiscal 1999 and 2000 include additional charges of $4,000,000 and $4,130,000 primarily to write down inventories to net realizable value. (See note 3 to the consolidated financial statements).

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999

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

The accounting policies used for segment reporting are consistent with those described in the summary of significant accounting policies.

                                                [$ in thousands]
Revenues                               2000           1999               1998
                                       ----           ----               ----
J. Crew                              $825,975       $750,696           $656,472
Clifford & Wills                           --             --             83,796
PCP                                        --             --            130,574
                                     --------       --------           --------
                                      825,975        750,696            870,842
                                     ========       ========           ========

Income from operations

J. Crew                                61,094         41,052             34,736
Clifford & Wills                       (4,130)        (4,000)           (16,694)
PCP                                        --             --             (2,701)
Corporate and other expenses             (893)        (7,869)            (9,560)
                                     --------       --------           --------
Income from operations                 56,071         29,183              5,781
                                                    --------           --------

Interest expense, net                 (36,642)       (38,861)           (39,323)
Gain on sale of PCP                        --          1,000             10,000

Income/(loss) before income taxes      19,429       $ (8,678)          $(23,542)
                                     ========       ========           ========

Depreciation and amortization
J. Crew                              $ 22,448       $ 19,051           $ 14,455
Clifford & Wills                           --             --                327
PCP                                        --             --              1,015
Corporate                                 152            190                175
                                     --------       --------           --------
                                     $ 22,600       $ 19,241           $ 15,972
                                     ========       ========           ========

                            J. CREW GROUP, INC. AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999


Identifiable assets                             2000         1999        1998
                                                ----         ----        ----

J. Crew                                       $342,541     $305,552    $324,949
Clifford & Wills                                    --        8,927      17,377
Corporate                                       47,320       59,125      34,004
                                              --------     --------    --------
                                              $389,861     $373,604    $376,330
                                              ========     ========    ========

Capital expenditures (net of disposals)

J. Crew                                       $ 55,394     $ 39,435    $ 34,084
Clifford & Wills                                    --           --         (59)
PCP                                                 --           --       5,264
Corporate                                          300        9,249       1,888
                                              --------     --------    --------
                                              $ 55,694     $ 48,684    $ 41,177
                                              ========     ========    ========

(21) Quarterly Financial Information (Unaudited)
     --------------------------------



                                          ($ in millions)

                    13 weeks   13 weeks       13 weeks     14 weeks    53 weeks
                       ended      ended          ended        ended       ended
                     4/29/00    7/29/00       10/28/00     2/3/01(a)     2/3/01
                    --------   --------      ---------     --------      ------


Net sales           $  158.0   $  162.2      $   194.0       $273.5    $  787.7

Gross profit            72.8       71.0           90.2        128.1       362.1

Net income (loss)   $   (5.2)  $   (5.1)     $     4.5       $ 17.7    $   11.9



                    13 weeks   13 weeks       13 weeks     13 weeks    52 weeks
                       ended      ended          ended        ended       ended
                      5/1/99    7/31/99       10/30/99      1/29/00(b)  1/29/00
                    --------   --------      ---------       ------    --------


Net sales           $  142.3   $  148.0      $   173.7       $250.1    $  714.1

Gross profit            63.6       60.8           77.7        117.4       319.5

Net income (loss)   $   (8.0)  $   (6.7)     $     1.1       $  7.0    $   (6.6)



(a)  includes $4.1 million writedown of net assets of C&W.

(b) includes $4.0 million writedown of net assets of C&W and $6.3 million writeoff of software development costs.

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

                                                                            ($ in thousands)
Allowance for doubtful accounts
-------------------------------
(deducted from accounts receivable)

fiscal year ended:
                                                                                                 $ (5,486)(a)
January 30, 1999                               $5,438         $  5,627                $   --       (5,579)(c)   $   --

Inventory reserve
-----------------
 (deducted from inventories)

fiscal year ended:

February 3, 2001                               $4,447         $  2,913(b)             $   --     $     --       $7,360

January 29, 2000                                6,122           (1,675)(b)                --           --        4,447
                                                                                                   (2,200)(c)
January 30, 1999                                4,400            4,929(b)                 --       (1,007)(d)    6,122

Allowance for sales returns
---------------------------
(included in other current liabilities)

fiscal year ended:

February 3, 2001                               $5,011         $  1,519(b)             $   --     $     --       $6,530

January 29, 2000                                3,473            1,538(b)                 --                     5,011

January 30, 1999                                3,529              844(b)                 --          500(c)     3,473
                                                                                                      400(d)

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

                                 EXHIBIT INDEX

Exhibit
  No.                           Description
  --                            -----------

 3.1 Restated Certificate of Incorporation of J. Crew Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, File No. 333-42427, filed December 16, 1997 (the "Registration Statement")).

 3.2*     By-laws of J. Crew Group, Inc., as amended.

 4.1 Indenture, dated as of October 17, 1997, between J. Crew Group, Inc., as issuer, and State Street Bank and Trust Company, as trustee, relating to the Debentures (incorporated by reference to Exhibit 4.3 to the Registration Statement).

 4.2(a) Credit Agreement, dated as of October 17, 1997 ("Credit Agreement"), among J. Crew Group, Inc., J. Crew Operating Corp., the Lenders Party thereto, the Chase Manhattan Bank, as Administrative Agent, and Donaldson, Lufkin & Jenrette Securities Corporation, as Syndication Agent (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement, filed February 6, 1998).

 4.2(b) Amendment, dated as of November 23, 1998, to the Credit Agreement (incorporated by reference to Exhibit 4.2(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the "1998 Form 10-K")).

 4.2(c) Amendment, dated as of March 18, 1998, to the Credit Agreement (incorporated by reference to Exhibit 4.2(c) of the 1998 Form 10-K).

 4.2(d) Amendment and Restatement Agreement, dated as of April 20, 1999, relating to the Credit Agreement (incorporated by reference to Exhibit 4.2(d) of the 1998 Form 10-K).

 4.3 Guarantee Agreement, dated as of October 17, 1997, among J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.6 to the Registration Statement).

 4.4 Indemnity, Subrogation and Contribution Agreement, dated as of October 17, 1997, among J. Crew Operating Corp., the subsidiary guarantors of
          J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.7 to the Registration Statement).

 4.5 Pledge Agreement, dated as of October 17, 1997, among J. Crew Operating Corp., J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.8 to the Registration Statement).

 4.6 Security Agreement, dated as of October 17, 1997, among J. Crew Operating Corp., J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.9 to the Registration Statement).

 4.7 Registration Rights Agreement, dated as of October 17, 1997, by and among J. Crew Group, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. (incorporated by reference to
          Exhibit 4.10 to the Registration Statement).

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

Exhibit
  No.                           Description
  --                            -----------

 10.1(a)+ Employment Agreement, dated October 17, 1997, among J. Crew Group, Inc., J. Crew Operating Corp., TPG Partners II, L.P. (only with respect to Section 2(c) therein) and Emily Woods (the "Woods Employment Agreement") (incorporated by reference to Exhibit 10.1 to the Registration Statement).

 10.1(b)+ Letter Agreement, dated February 4, 2000, between J. Crew Group, Inc. and Emily Woods (incorporated by reference to Exhibit 10.1 (b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (the "1999 Form 10-K")).

 10.2+ J. Crew Operating Corp. Senior Executive Bonus Plan (included as Exhibit A to the Woods Employment Agreement filed as Exhibit 10.1(a) above).

 10.3+      Stock Option Grant Agreement, made as of October 17, 1997, between
            J. Crew Group, Inc. and Emily Woods (time based) (incorporated by reference to Exhibit 10.3 to the Registration Statement).

 10.4+      Stock Option Grant Agreement, made as of October 17, 1997, between
            J. Crew Group, Inc. and Emily Woods (performance based) (incorporated by reference to Exhibit 10.4 to the Registration Statement).

 10.5(a)+ Employment Agreement, dated May 3, 1999, between J.Crew Group, Inc. and Mark Sarvary (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended May 1, 1999).

 10.5(b)+ Letter Agreement, dated August 9, 1999, between Mark Sarvary and J. Crew Operating Corp. (incorporated by reference to Exhibit 10.5(b) to the 1999 Form 10-K).

 10.6+ Agreement, dated September 30, 1999, between J. Crew Operating Corp. and Carol Sharpe (incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K).

 10.7+ * Employment Agreement, dated February 18, 2000, between J. Crew Operating Corp. and Trudy Sullivan.

 10.8(a)+ * Employment Agreement, dated April 18, 1999, between J. Crew Group,
            Inc. and Richard Anders.

 10.8(b)+ * Letter Agreement, dated January 29, 2001, between J. Crew Group,
            Inc. and Richard Anders.

 10.9 Stockholders' Agreement, dated as of October 17, 1997, among J. Crew Group, Inc. and the Stockholder signatories thereto (incorporated by reference to Exhibit 4.1 to the Registration Statement).

 10.10 Stockholders' Agreement, dated as of October 17, 1997, among J. Crew Group, Inc., TPG Partners II, L.P. and Emily Woods (included as Exhibit B to the Woods Employment Agreement filed as Exhibit 10.1 to the Registration Statement).

 10.11(a)+  J. Crew Group, Inc. 1997 Stock Option Plan  (the "1997 Plan")
            (incorporated by reference to Exhibit 10.13 to the Registration Statement).

 10.11(b)+* Amendment to the 1997 Plan, dated July 24, 2000.

 10.11(c)+* Amendment to the 1997 Plan, dated February 2, 2001.

Exhibit
  No.                           Description
  --                            -----------

 10.12 Agreement, dated August 14, 1997, between R.R. Donnelley & Sons Company and J. Crew Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement).

 21.1      Subsidiaries of J. Crew Group, Inc. (incorporated by reference to
           Exhibit 21.1 to the 1999 Form 10-K).
__________
+Management contract or compensatory plan or arrangement.

* Filed herewith