Form 10-Q
period 2001-05-05
J CREW GROUP INC
filed 2001-06-14
CIK 1051251

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001

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

                                 (212) 209-2500
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ---    ---

As of May 25, 2001 there were outstanding 11,743,265 shares of Common Stock, par value $.01 per share.

                         Part I - Financial Information

Item I. Financial Statements

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                                                  May 5,                 February 3,
                                 Assets                                            2001                     2001
                                 ------                                            ----                     ----
                                                                               (unaudited)
                                                                                           (in thousands)
Current assets:
     Cash and cash equivalents                                                  $   15,390               $   32,930
     Merchandise inventories                                                       148,078                  140,667
     Prepaid expenses and other current assets                                      20,398                   23,740
                                                                                ----------               ----------

           Total current assets                                                    183,866                  197,337

Property and equipment - at cost                                                   266,341                  251,322
           Less accumulated depreciation and amortization                          (93,970)                 (85,746)
                                                                                ----------               ----------
                                                                                   172,371                  165,576
                                                                                ----------               ----------

Deferred income tax assets                                                          14,362                   14,362
Other assets                                                                        13,036                   12,586
                                                                                ----------               ----------
           Total assets                                                         $  383,635               $  389,861
                                                                                ==========               ==========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
     Notes payable - bank                                                       $   37,000               $       --
     Accounts payable and other current liabilities                                 96,891                  124,873
     Federal and state income taxes                                                  4,838                   17,581
     Deferred income tax liabilities                                                 5,401                    5,401
                                                                                ----------               ----------

           Total current liabilities                                               144,130                  147,855
                                                                                ----------               ----------

Long-term debt                                                                     267,931                  264,292
                                                                                ----------               ----------

Deferred credits and other long-term liabilities                                    59,078                   56,043
                                                                                ----------               ----------

Redeemable preferred stock                                                         207,252                  200,018
                                                                                ----------               ----------

Stockholders' deficit                                                            (294,756)                (278,347)
                                                                                ----------               ----------


           Total liabilities and stockholders' deficit                          $  383,635               $  389,861
                                                                                ==========               ==========





See accompanying notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations


                                                                           Thirteen Weeks Ended
                                                                      May 5,                  April 29,
                                                                      ------                  --------
                                                                       2001                     2000
                                                                       ----                     ----
                                                                                 (unaudited)
                                                                                (in thousands)
Revenues:

Net sales                                                           $ 158,963                 $ 158,032
Other                                                                   8,883                     8,909
                                                                    ---------                 ---------
                                                                      167,846                   166,941
                                                                    ---------                 ---------

Cost of goods sold, including buying and occupancy costs               99,590                    93,611

Selling, general and administrative expenses                           75,485                    73,162
                                                                    ---------                 ---------

                   Income/(loss) from operations                       (7,229)                      168

Interest expense - net                                                 (8,451)                   (8,838)
                                                                    ---------                 ---------

                   Loss before income taxes                           (15,680)                   (8,670)

Income tax benefit                                                      6,340                     3,470
                                                                    ---------                 ---------

                   Net loss                                         $  (9,340)                $  (5,200)
                                                                    =========                 =========




See accompanying notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows


                                                                              Thirteen Weeks Ended

                                                                               May 5,      April 29,
                                                                                2001         2000
                                                                                ----         ----
                                                                                   (unaudited)
                                                                                  (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                     $ (9,340)     $  (5,200)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                              6,651          4,850
     Amortization of deferred financing costs                                     500            552
     Noncash compensation expense                                                 728            165
     Noncash interest expense                                                   3,639          3,206

Changes in operating assets and liabilities:

     Merchandise inventories                                                   (7,411)        (5,527)
     Prepaid expenses and other current assets                                  3,342          7,958
     Other assets                                                              (1,002)          (173)
     Net assets held for disposal                                                   -          3,871
     Accounts payable and other liabilities                                   (28,200)       (24,127)
     Federal and state income taxes                                           (12,743)        (7,704)
                                                                             --------      ---------

     Net cash used in operating activities                                    (43,836)       (22,129)
                                                                             --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                     (15,019)        (9,710)
     Proceeds from construction allowances                                      4,315          1,516
                                                                             --------      ---------

     Net cash used in investing activities                                    (10,704)        (8,194)
                                                                             --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank                                           37,000         14,000
     Repayment of long-term debt                                                    -         (4,000)
                                                                             --------      ---------

     Net cash provided by financing activities                                 37,000         10,000
                                                                             --------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                         (17,540)       (20,323)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                32,930         38,693
                                                                             --------      ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $ 15,390      $  18,370
                                                                             ========      =========

NON-CASH FINANCING ACTIVITIES:

     Dividends on preferred stock                                            $  7,234      $   6,275
                                                                             ========      =========



See accompanying notes to unaudited condensed consolidated financial statements.

                       J. CREW GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               Thirteen Weeks Ended May 5, 2001 and April 29, 2000

1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

          The condensed consolidated balance sheet as of May 5, 2001 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 5, 2001 and April 29, 2000 have been prepared by the Company and have not been audited. In the opinion of management all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

          Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended February 3, 2001.

          The results of operations for the thirteen week period ended May 5, 2001 are not necessarily indicative of the operating results for the full fiscal year.

2.   Reclassification

          Prior year amounts, as previously reported in the statement of operations, have been restated for the reclassification of shipping and handling fees and related handling costs. Shipping and handling fees were reclassified from cost of goods sold to other revenues and handling costs were reclassified from general and administrative expenses to cost of goods sold.

3.   Recent Accounting Pronouncements

          Statements of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", were effective at the beginning of fiscal year 2001. There was no material effect on the consolidated financial statements from the adoption of these accounting standards.

Forward-looking statements

Certain statements in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, availability of suitable store locations at appropriate terms, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the three months ended May 5, 2001 increased to $167.8 million from $166.9 million in the three months ended April 29, 2000.

Revenues of J.Crew Retail increased from $78.7 million in the first quarter of 2000 to $84.8 million in the first quarter of 2001. This increase was due to the sales from stores opened for less than a full fiscal year . Comparable store sales in the first quarter of 2001 decreased by 11.0%. The number of stores open at May 5, 2001 increased to 112 from 83 at April 29, 2000.

Revenues of J.Crew Direct decreased from $60.2 million in the first quarter of 2000 to $55.7 million in the first quarter of 2001. Revenues from jcrew.com (which are included in J.Crew Direct revenues) increased to $25.3 million in the first quarter of 2001 from $19.4 million in first quarter of 2000. Catalog revenues in the first quarter of 2001 decreased to $30.4 million from $40.8 million in the first quarter of 2000, as the Company continues to migrate customers to the Internet

Revenues of J.Crew Factory decreased from $19.1 million in the first quarter of 2000 to $18.4 million in the first quarter of 2001. There were 41 stores open during the first quarter of 2001 compared to 42 stores during the first quarter of 2000.

Other revenues, which consist of shipping and handling fees and royalties were $8.9 million in the first quarter of 2001 and 2000.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues from 56.1% in the first quarter of 2000 to 59.3% in the first quarter of 2001. This increase is attributable primarily to additional markdowns and an increase in buying and occupancy costs as a percentage of revenues in the first quarter of 2001 compared to the first quarter of 2000.

Selling, general and administrative expenses increased to $75.5 million in the three months ended May 5, 2001 from $73.2 million in the three months ended April 29, 2000. This increase resulted from an increase in selling expense due primarily to a shift in the mailings of catalog editions between the first and second quarters. An increase in general and administrative expenses from the additional retail stores in operation during the first quarter of 2001 was offset by a decrease in the bonus provision and cost reduction initiatives. As a percentage of revenues, selling, general and administrative expenses increased to 45.0% of revenues in the first quarter of 2001 from 43.8% of revenues in the first quarter of 2000.

The decrease in interest expense from $8.8 million in the first quarter of 2000 to $8.5 million in the first quarter of 2001 resulted primarily from the repayment of $30 million of the term loan in the fourth quarter of fiscal year 2000 offset by an increase in non-cash interest. Average borrowings under revolving credit arrangements were $10.5 million in the first quarter of 2001 compared to $1.7 million in the first quarter of 2000. Non-cash interest expense increased to $4.1 million in the first quarter of 2001 from $3.8 million in the first quarter of 2000.

The increase in the loss before income taxes from $8.7 million in the three months ended April 29, 2000 to $15.7 million in the three months ended May 5, 2001 resulted primarily from increases in cost of goods sold and selling expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations increased from $22.1 million in the first quarter of 2000 to $43.8 million in the first quarter of 2001. This increase in cash used in operations resulted primarily from an increase in working capital requirements in the first quarter of 2001 compared to the first quarter of 2000.

Capital expenditures, net of construction allowances, were $10.7 million for the first quarter of 2001 compared to $8.2 million in the first quarter of 2000. These expenditures were incurred primarily in connection with the construction of new stores and systems enhancements.

Borrowings under the revolving credit line were $37.0 million at May 5, 2001 compared to $14.0 million at April 29, 2000. The $30.0 million outstanding balance of the term loan was repaid in the fourth quarter of fiscal year 2000.

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

SEASONALITY
-----------

The Company experiences two distinct selling seasons, spring and fall. The spring season is comprised of the first and second quarters and the fall season is comprised of the third and fourth quarters. Net sales are usually substantially higher in the fall season and selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season. Approximately 35% of annual net sales in fiscal year 2000 occurred in the fourth quarter. The Company's working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company has a licensing agreement in Japan which provides for royalty payments based on sales of J.Crew merchandise as denominated in yen. The Company has from time to time entered into forward foreign exchange contracts to minimize this risk. At May 5, 2001 there were no forward foreign exchange contracts outstanding.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at May 5, 2001 were approximately $39.7 million.

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               None

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the period covered by this Report.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              J. CREW GROUP, INC.
                                              (Registrant)


Date:   June 11, 2001                         By: /s/ Mark Sarvary
                                                 ------------------------
                                                  Mark Sarvary
                                                  Chief Executive Officer

Date:   June 11, 2001                         By: /s/ Scott M. Rosen
                                                 ------------------------
                                                  Scott M. Rosen
                                                  Chief Financial Officer