Form 10-Q
period 2001-08-04
J CREW GROUP INC
filed 2001-09-18
CIK 1051251

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2001

IRS Employer            Exact name of Registrant, State of Incorporation;
Identification No.      Address of Principal Executive Offices; and Telephone
                        Number

22-2894486                    J. CREW GROUP, INC.
                            (A New York corporation)
                                  770 Broadway
                            New York, New York 10003
                                 (212) 209-2500

22-3540930                  J. CREW OPERATING CORP.
                            (A Delaware corporation)
                                  770 Broadway
                            New York, New York 10003
                                 (212) 209-2500

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___
                                                   ---

J. Crew Operating Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

The number of shares of Common Stock outstanding of each of the issuers as of September 4, 2001:

     J. CREW GROUP, INC.
             11,743,265 shares of Common Stock, par value $.01 per share

     J. CREW OPERATING CORP.
             100 shares of Common Stock, par value $.01 per share (all of which are owned beneficially and of record by J. Crew Group, Inc.)

This combined Form 10-Q is separately filed by each of J. Crew Group, Inc and J. Crew Operating Corp. The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

                         Part I - Financial Information

Item I. Financial Statements

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                                 August 4,     February 3,
                     Assets                                                        2001           2001
                     ------                                                        ----           ----
                                                                                       (unaudited)
                                                                                     (in thousands)
Current assets:
        Cash and cash equivalents                                               $  14,377      $  32,930
        Merchandise inventories                                                   153,629        140,667
        Prepaid expenses and other current assets                                  21,981         23,740
        Federal and state income taxes                                              1,010             --
                                                                                ---------      ---------

                Total current assets                                              190,997        197,337


Property and equipment - at cost                                                  279,990        251,322
                Less accumulated depreciation and amortization                    (99,311)       (85,746)
                                                                                ---------      ---------
                                                                                  180,679        165,576
                                                                                ---------      ---------


Deferred income tax assets                                                         14,362         14,362
Other assets                                                                       13,310         12,586
                                                                                ---------      ---------
                Total assets                                                    $ 399,348      $ 389,861
                                                                                =========      =========

                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Current liabilities
        Notes payable - bank                                                    $  44,000      $      --
        Accounts payable and other current liabilities                            116,880        124,873
        Federal and state income taxes                                                 --         17,581
        Deferred income tax liabilities                                             5,401          5,401
                                                                                ---------      ---------
                Total current liabilities                                         166,281        147,855
                                                                                ---------      ---------
Long-term debt                                                                    271,772        264,292
                                                                                ---------      ---------
Deferred credits and other long-term liabilities                                   57,200         56,043
                                                                                ---------      ---------
Redeemable preferred stock                                                        214,744        200,018
                                                                                ---------      ---------
Stockholders'deficit                                                             (310,649)      (278,347)
                                                                                ---------      ---------

                Total liabilities and stockholders' deficit                     $ 399,348      $ 389,861
                                                                                =========      =========

See notes to unaudited condensed consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                                                Twenty-six weeks ended
                                                               August 4,        July 29,
                                                               ---------        --------
                                                                  2001           2000
                                                                  ----           ----
                                                                      (unaudited)
                                                                     (in thousands)
Revenues:

        Net sales                                              $ 319,418      $ 320,240
        Other                                                     16.328         16,795
                                                               ---------      ---------
                                                                 335,746        337,035

Cost of goods sold including buying and occupancy costs          206,956        193,202

Selling, general and administrative expenses                     141,049        142,983
                                                               ---------      ---------

                Income/(loss) from operations                    (12,259)           850

Interest expense - net                                           (17,847)       (18,020)
                                                               ---------      ---------

                Loss before income taxes                         (30,106)       (17,170)

Income tax benefit                                                12,200          6,900
                                                               ---------      ---------

                Net loss                                       $ (17,906)     $ (10,270)
                                                               =========      =========


       See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                                                  Thirteen weeks ended
                                                            August 4,              July 29,
                                                            ----------             ---------
                                                                 2001                  2000
                                                                        (unaudited)
                                                                      (in thousands)
Revenues:

     Net Sales                                              $  160,455             $ 162,208
     Other                                                       7,445                 7,986
                                                            ----------             ---------
                                                               167,900               170,194

Cost of goods sold including buying and occupancy costs        107,366                99,691

Selling, general and administrative expenses                    65,564                69,821
                                                            ----------             ---------
             Income/(loss) from operations                      (5,030)                  682

Interest expense - net                                          (9,396)               (9,182)
                                                            ----------             ---------
             Loss before income taxes                          (14,426)               (8,500)

Income tax benefit                                               5,860                 3,430
                                                            ----------             ---------
             Net loss                                        $  (8,566)            $  (5,070)
                                                            ==========             =========

      See notes to unaudited condensed consolidated financial statements.

                            J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                                          Twenty-six weeks ended
                                                          ----------------------

                                                          August 4,     July 29,
                                                          --------      -------
                                                             2001         2000
                                                             ----         ----
                                                                  (unaudited)
                                                                (in thousands)


CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                 $ (17,906)   $ (10,270)

Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                          13,896       10,505
     Amortization of deferred financing costs                1,000        1,100
     Non cash compensation expense                             963          330
     Non cash interest expense                               7,480        6,588

Changes in operating assets and liabilities:

     Merchandise inventories                               (12,962)     (15,189)
     Prepaid expenses and other current assets               1,759        5,678
     Other assets                                           (1,814)        (352)
     Net assets held for disposal                               --        3,487
     Accounts payable and other liabilities                 (8,638)       7,399
     Federal and state income taxes                        (18,591)     (11,134)
                                                         ---------    ---------

     Net cash used in operating activities                 (34,813)      (1,858)
                                                         ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:

     Capital expenditures                                  (33,288)     (24,422)
     Proceeds from construction allowances                   5,548        3,517
                                                         ---------    ---------
     Net cash used in investing activities                 (27,740)     (20,905)
                                                         ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank                        44,000        1,000
     Repayment of long-term debt                                --       (4,000)
                                                         ---------    ---------

     Net cash provided by/(used in) financing activities    44,000       (3,000)
                                                         ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                      (18,553)     (25,763)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             32,930       38,693
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $  14,377    $  12,930
                                                         =========    =========

NON-CASH FINANCING ACTIVITIES:

     Dividends on preferred stock                        $  14,726    $  12,775
                                                         =========    =========

      See notes to unaudited condensed consolidated financial statements.

                      J. CREW GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000

1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Group. Inc. and its wholly-owned subsidiaries (collectively, "J. Crew Group" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.


         The condensed consolidated balance sheet as of August 4, 2001, the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 and the condensed consolidated statement of cash flows for the twenty-six week periods ended August 4, 2001 and July 29, 2000 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

         Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended February 3, 2001.

         The results of operations for the twenty-six week period ended August 4, 2001 are not necessarily indicative of the operating results for the full fiscal year.

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


         In July 2001, the FASB issued Statement of Financial Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires testing at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date of January 1, 2002. These statements will have no effect on the Company's financial statements.

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


ITEM 2. J. CREW GROUP, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED AUGUST 4, 2001 VERSUS THIRTEEN WEEKS ENDED JULY 29, 2000.

Consolidated revenues decreased from $170.2 million in the thirteen weeks ended July 29, 2000 to $167.9 million for the thirteen weeks ended August 4, 2001, a decrease of 1.4%.

The revenues of J. Crew Retail increased from $87.2 million in the second quarter of 2000 to $91.2 million in the second quarter of 2001. This increase was due primarily to the sales from new stores opened for less than a full year. Comparable store sales in the second quarter of 2001 decreased by 12.1%. The number of stores open at August 4, 2001 increased to 113 from 88 at July 29, 2000.

The revenues of J. Crew Direct (which includes the catalog and Internet operations) decreased from $50.7 million in the second quarter of 2000 to $45.2 million in the second quarter of 2001. Revenues from jcrew.com increased to $21.0 million in second quarter of 2001 from $17.5 million in the second quarter of 2000. Catalog revenues in the second quarter of 2001 decreased to $24.2 million from $33.2 million in the second quarter of 2000, as the Company continued to migrate customers to the Internet. Pages circulated were approximately the same in both periods.

The revenues of J. Crew Factory decreased from $24.3 million in the second quarter of 2000 to $24.1 million in the second quarter of 2001. These were 41 stores open in the second quarter of 2001 compared to 42 stores in the second quarter of 2000.

Other revenues decreased from $8.0 million in the second quarter of 2000 to $7.4 million in the second quarter of 2001, primarily as a result of a decrease in shipping and handling fees.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues to 63.9% in the second quarter of 2001 from 58.6% in the second quarter of 2000. This increase is due to additional markdowns and an increase in buying and occupancy costs as a percentage of revenues in the second quarter of 2001 compared to the second quarter of 2000.

Selling, general and administrative expenses decreased from $69.8 million in the second quarter of 2000 to $65.6 million in the second quarter of 2001. This decrease resulted from a decrease in selling expense of $2.3 million and a decrease in general and administrative expenses of $1.9 million. The decrease in selling expense resulted from a shift in the mailings of catalog editions between the first and second quarters of 2001 compared to the prior year. The decrease in general and administrative expenses was due primarily to a decrease in the bonus provision and the effects of the cost reduction initiatives adopted in the first quarter of 2001 offset by higher expenses as a result of the increase in the number of retail stores in operation and severance payments during the second quarter of 2001. As a percentage of revenues, selling, general and administrative expenses decreased from 41.0% in the second quarter of 2000 to 39.0% of revenues in the second quarter of 2001.

The increase in interest expense from $9.2 million in the second quarter of 2000 to $9.4 million in the second quarter of 2001 resulted primarily from an increase in average borrowings under revolving credit arrangements from $7.9 million in the second quarter of 2000 to $41.6 million in the second quarter of 2001 offset by the repayment of the term loan in the fourth quarter of fiscal year 2000. Non-cash interest expense increased to $4.4 million in the second quarter of 2001 from $3.9 million in the second quarter of 2000.

RESULTS OF OPERATIONS - TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 VERSUS TWENTY-SIX WEEKS ENDED JULY 29, 2000.

Consolidated revenues for the twenty-six weeks ended August 4, 2001 decreased to $335.7 million from $337.0 million in the twenty-six weeks ended July 29, 2000.

Revenues of J. Crew Retail increased from $165.9 million in the twenty-six weeks ended July 29, 2000 to $176.0 million in the twenty-six weeks ended August 4, 2001. This increase was due primarily to sales from the stores opened for less than a full year. Comparable store sales in the twenty-six weeks ended August 4, 2001 decreased by 11.6%. The number of stores open at August 4, 2001 increased to 113 from 88 at July 29, 2000.

Revenues of J. Crew Direct (which includes the catalog and Internet operations) decreased from $110.9 million in the twenty-six weeks ended July 29, 2000 to $100.9 million in the twenty-six weeks ended August 4, 2001. Revenues from jcrew.com increased to $46.3 million in the twenty-six weeks ended August 4, 2001 from $36.9 million in the twenty-six weeks ended July 29, 2000. Catalog revenues decreased from $74.0 million in the twenty-six weeks ended July 29, 2000 to $54.6 million in the twenty-six weeks ended August 4, 2001 as the Company continued to migrate customers to the Internet. Pages circulated were approximately the same in both periods.

Revenues of J. Crew Factory decreased from $43.4 million in the twenty-six weeks ended July 29, 2000 to $42.5 million in the twenty-six weeks ended August 4, 2001. There were 41 stores open during the twenty-six weeks ended August 4, 2001 compared to 42 stores in the comparable period last year.

Other revenues decreased from $16.8 million in the twenty-six weeks ended July 29, 2000 to $16.3 million in the twenty-six weeks ended August 4, 2001 due to a decrease in shipping and handling fees.

Costs of goods sold, including buying and occupancy costs, increased as a percentage of revenues from 57.3% in the twenty-six weeks ended July 29, 2000 to 61.6% in the twenty-six weeks ended August 4, 2001. This increase resulted primarily from an increase in markdowns and an increase in buying and occupancy costs as a percentage of revenues in the first six months of 2001 compared to the first six months of 2000.

Selling, general and administrative expenses decreased from $143.0 million in the twenty-six weeks ended July 29, 2000 to $141.0 million in the twenty-six weeks ended August 4, 2001. This decrease resulted from a decrease in general and administrative expenses due primarily to a decrease in the bonus provision in the twenty-six weeks ended August 4, 2001 and the effects of cost reduction initiatives adopted in the first quarter of 2001 offset by higher store expenses due to an increase in the number of retail stores in operation in 2001 and severance payments in the second quarter of 2001.

Selling expenses were $28.3 million for the twenty-six weeks ended August 4, 2001 compared to $28.0 million for the twenty-six weeks ended July 29, 2000. As a percentage of revenues, selling, general and administrative expense decreased to 42.0% of revenues in the twenty-six weeks ended August 4, 2001 from 42.4% in the six months ended July 29, 2000.

The decrease in interest expense from $18.0 million in the twenty-six weeks ended July 29, 2000 to $17.8 million in the twenty-six weeks ended August 4, 2001 resulted primarily from the pay down of the term loan in the fourth quarter of fiscal year 2000 offset by an increase in average borrowings from $4.8 million in the six months ended July 29, 2000 to $26.1 million in the twenty-six weeks ended August 4, 2001. Non cash interest expense increased to $8.5 million in the twenty-six weeks ended August 4, 2001 from $7.7 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations decreased from a use of $1.9 million in the twenty-six weeks ended July 29, 2000 to a use of $34.8 million in the twenty-six weeks ended August 4, 2001. This increase in cash used in operations resulted primarily from the increase in working capital requirements in the first half of fiscal 2001 compared to the comparable period last year.

Capital expenditures, net of construction allowances, were $27.7 million in the twenty-six weeks ended August 4, 2001 compared to $20.9 million in the same period last year. These expenditures were incurred primarily in connection with the construction of new stores and information systems enhancements.

Borrowings under the revolving credit line increased from $1.0 million at July 29, 2000 to $44.0 million at August 4, 2001. This increase was used to fund capital expenditures and for working capital purposes.

Management believes that cash flow from operations and availability under the revolving credit facility will provide adequate funds for the Company's forseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial convenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

J. Crew Group's principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility which averaged $26.1 million during the first six months of 2001.

The Company has a licensing agreement in Japan which provides for royalty payments based on sales of J. Crew merchandise as denominated in yen. The Company has entered into forward foreign exchange contracts from time to time in order to minimize this risk. At August 4, 2001 there were no forward foreign exchange contracts outstanding.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at August 4, 2001 were approximately $66.0 million.

                    J. CREW OPERATING CORP. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                           August 4,               February 3,
                            Assets                                           2001                     2001
                            ------                                           ----                     ----
                                                                                      (unaudited)
                                                                                     (in thousands)
Current assets:
   Cash and cash equivalents                                               $  14,377                $  32,930
   Merchandise inventories                                                   153,629                  140,667
   Prepaid expenses and other current assets                                  21,981                   23,740
                                                                           ---------                ---------

        Total current assets                                                 189,987                  197,337

Property and equipment - at cost                                             279,990                  251,322
        Less accumulated depreciation and amortization                       (99,311)                 (85,746)
                                                                           ---------                ---------
                                                                             180,679                  165,576
                                                                           ---------                ---------

Other assets                                                                  11,676                   10,839
                                                                           ---------                ---------
        Total assets                                                       $ 382,342                $ 373,752
                                                                           =========                =========

                            Liabilities and Stockholder's Equity
                            ------------------------------------

Current liabilities:
   Notes payable - bank                                                    $  44,000                $      --
   Accounts payable and other current liabilities                            116,880                  124,873
   Federal and state income taxes                                              3,458                   18,850
   Deferred income tax liabilities                                             3,731                    3,731
                                                                           ---------                ---------

        Total current liabilities                                            168,069                  147,454
                                                                           ---------                ---------

Long-term debt                                                               150,000                  150,000
                                                                           ---------                ---------

Deferred credits and other long-term liabilities                              57,200                   56,043
                                                                           ---------                ---------

Due to J. Crew Group, Inc.                                                     1,047                    1,047
                                                                           ---------                ---------

Stockholder's equity                                                           6,026                   19,208
                                                                           ---------                ---------


        Total liabilities and stockholder's equity                         $ 382,342                $ 373,752
                                                                           =========                =========



       See notes to unaudited condensed consolidated financial statements.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                                          Twenty-six weeks ended
                                                         August 4,      July 29,
                                                         --------       -------
                                                             2001          2000
                                                             ----          ----
                                                                 (unaudited)
                                                                (in thousands)

Revenues:


     Net sales                                          $ 319,418     $ 320,240
     Other                                                 16,328        16,795
                                                        ---------     ---------
                                                          335,746       337,035

Cost of goods sold including buying and occupancy costs   206,956       193,202

Selling, general and administrative expenses              140,712       142,653
                                                        ---------     ---------

        Income/(loss) from operations                     (11,922)        1,180

Interest expense - net                                    (10,260)      (11,314)
                                                        ---------     ---------

        Loss before income taxes                          (22,182)      (10,134)

Income tax benefit                                          9,000         4,100
                                                        ---------     ---------

        Net loss                                        $ (13,182)    $  (6,034)
                                                        =========     =========


      See notes to unaudited condensed consolidated financial statements.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                                               Thirteen weeks ended
                                                          August 4,            July 29,
                                                          ---------            --------
                                                            2001                 2000
                                                            ----                 ----
                                                                    (unaudited)
                                                                  (in thousands)
Revenues:

  Net sales                                               $ 160,455           $ 162,208
  Other                                                       7,445               7,986
                                                          ---------           ---------
                                                            167,900             170,194

Cost of goods sold including buying and occupancy costs     107,366              99,691

Selling, general and administrative expenses                 65,392              69,656
                                                          ---------           ---------

           Income/(loss)from operations                      (4,858)                847

Interest expense - net                                       (5,505)             (5,741)
                                                          ---------           ---------

           Loss before income taxes                         (10,363)             (4,894)

Income tax benefit                                            4,250               2,000
                                                          ---------           ---------
           Net loss                                       $  (6,113)          $  (2,894)
                                                          =========           =========







See notes to unaudited condensed consolidated financial statements.

                    J. CREW OPERATING CORP. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                                                    Twenty-six weeks ended
                                                                    ----------------------

                                                                 August 4,           July 29,
                                                                 ---------           --------
                                                                   2001                2000
                                                                   ----                ----
                                                                          (unaudited)
                                                                        (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                        $ (13,182)           $ (6,034)

Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                                  13,896              10,505
    Amortization of deferred financing costs                          886                 982
    Non cash compensation expense                                     633                  --

Changes in operating assets and liabilities:

    Merchandise inventories                                       (12,962)            (15,189)
    Prepaid expenses and other current assets                       1,759               5,678
    Other assets                                                   (1,814)               (352)
    Net assets held for disposal                                       --               3,487
    Accounts payable and other liabilities                         (8,638)              7,399
    Federal and state income taxes                                (15,391)             (8,334)
                                                                ---------            --------

    Net cash used in operating activities                         (34,813)             (1,858)
                                                                ---------            --------

CASH FLOW FROM INVESTING ACTIVITIES:

    Capital expenditures                                          (33,288)            (24,422)
    Proceeds from construction allowances                           5,548               3,517
                                                                ---------            --------

    Net cash used in investing activities                         (27,740)            (20,905)
                                                                ---------            --------

CASH FLOW FROM FINANCING ACTIVITIES:

    Increase in notes payable, bank                                44,000               1,000
    Repayment of long-term debt                                        --              (4,000)
                                                                ---------            --------

    Net cash provided by/(used in) financing activities            44,000              (3,000)
                                                                ---------            --------

DECREASE IN CASH AND CASH EQUIVALENTS                             (18,553)            (25,763)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    32,930              38,693
                                                                ---------            --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $  14,377            $ 12,930
                                                                =========            ========


See notes to unaudited condensed consolidated financial statements.

                    J. CREW OPERATING CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000

1.   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Operating Corp. and its wholly-owned subsidiaries (collectively, "J. Crew Operating" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated balance sheet as of August 4, 2001, the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 and the condensed consolidated statement of cash flows for the twenty-six week periods ended August 4, 2001 and July 29, 2000 have been prepared by the Company and have not been audited. In the opinion of management all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

         Certain Information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended February 3, 2001.

         The results of operations for the twenty-six week period ended August 4, 2001 are not necessarily indicative of the operating results for the full fiscal year.

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

         In July 2001, the FASB issued Statement of Financial Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires testing at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date of January 1, 2002. These statements will have no effect on the Company's financial statements.

Forward-looking statements

Certain statements in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially form historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, availability of suitable store locations at appropriate terms, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

ITEM 2. J. CREW OPERATING CORP. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-THIRTEEN WEEKS ENDED AUGUST 4, 2001 VERSUS THIRTEEN WEEKS ENDED JULY 29, 2000.

Consolidated revenues decreased from $170.2 million in the thirteen weeks ended July 29, 2000 to $167.9 million for the thirteen weeks ended August 4, 2001, a decrease of 1.4%.

The revenues of J. Crew Retail increased from $87.2 million in the second quarter of 2000 to $91.2 million in the second quarter of 2001. This increase was due primarily to the sales from new stores opened for less than a full year. Comparable store sales in the second quarter of 2001 decreased by 12.1%. The number of stores open at August 4, 2001 increased to 113 from 88 at July 29, 2000.

The revenues of J. Crew Direct (which included the catalog and Internet operations) decreased from $50.7 million in the second quarter of 2000 to $45.2 million in the second quarter of 2001. Revenues from jcrew.com increased to $21.0 million in second quarter of 2001 from $17.5 million in the second quarter of 2000. Catalog revenues in the second quarter of 2001 decreased to $24.2 million form $33.2 million in the second quarter of 2000, as the Company continued to migrate customers to the Internet. Pages circulated were approximately the same in both periods.

The revenues of J. Crew Factory decreased from $24.3 million in the second quarter of 2000 to $24.1 million in the second quarter of 2001. There were 41 stores open in the second quarter of 2001 compared to 42 stores in the second quarter of 2000.

Other revenues decreased from $8.0 million in the second quarter of 2000 to $7.4 million in the second quarter of 2001, primarily as a result of a decrease in shipping and handling fees.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues to 63.9% in the second quarter of 2001 from 58.6% in the second quarter of 2000. This increase is due to additional markdowns and an increase in buying and occupancy costs as a percentage of revenues in the second quarter of 2001 compared to the second quarter of 2000.

Selling, general and administrative expenses decreased from $69.7 million in the second quarter of 2000 to $65.4 million in the second quarter of 2001. This decrease resulted from a decrease in selling expense of $2.3 million and a decrease in general and administrative expenses of $2.0 million. The decrease in selling expense resulted from a shift in the mailings of catalog editions between the first and second quarters of 2001 compared to the prior year. The decrease in general and administrative expenses was due primarily to a decrease in the bonus provision and the effects of the cost reduction initiatives adopted in the first quarter of 2001 offset by higher expenses as a result of the increase in the number of retail stores in operation and severance payments during the second quarter of 2001. As a percentage of revenues, selling, general and administrative expenses decreased from 40.9% in the second quarter of 2000 to 38.9% of revenues in the second quarter of 2001.

The decrease in interest expense from $5.7 million in the second quarter of 2000 to $5.5 million in the second quarter of 2001 resulted primarily from the repayment of the term loan in the fourth quarter of fiscal year 2000 offset by an increase in average borrowings under revolving credit arrangements from $7.9 million in the second quarter of 2000 to $41.6 million in the second quarter of 2001.

RESULTS OF OPERATIONS - TWENTY-SIX WEEKS ENDED AUGSUT 4, 2001 VERSUS TWENTY-SIX WEEKS ENDED JULY 29, 2000.

Consolidated revenues for the twenty-six weeks ended August 4, 2001 decreased to $335.7 million from $337.0 million in the twenty-six weeks ended July 29, 2000.

Revenues of J. Crew Retail increased from $165.9 million in the twenty-six weeks ended July 29, 2000 to $176.0 million in the twenty-six weeks ended August 4, 2001. This increase was due primarily to sales from the stores opened for less than a full year. Comparable store sales in the twenty-six weeks ended August 4, 2001 decreased by 11.6%. The number of stores open at August 4, 2001 increased to 113 from 88 at July 29, 2000.

Revenues of J. Crew Direct (which includes the catalog and Internet operations) decreased from $110.9 million in the twenty-six weeks ended July 29, 2000 to $100.9 million in the twenty-six weeks ended August 4, 2001. Revenues from jcrew.com increased to $46.3 million in the twenty-six week ended August 4, 2001 from $36.9 million in the twenty-six weeks ended July 29, 2000. Catalog revenues decreased from $74.0 million in the twenty-six weeks ended July 29, 2000 to $54.6 million in the twenty-six weeks ended August 4, 2001 as the Company continued to migrate customers to the Internet. Pages circulated were approximately the same in both periods.

Revenues of J. Crew Factory decreased from $43.4 million in the twenty-six weeks ended July 29, 2000 to $42.5 million in the twenty-six weeks ended August 4, 2001. There were 41 stores open during the twenty-six weeks ended August 4, 2001 compared to 42 stores in the comparable period last year.

Other revenues decreased from $16.8 million in the twenty-six weeks ended
July 29, 2000 to $16.3 million in the twenty-six weeks ended August 4, 2001 due to a decrease in shipping and handling fees.

Cost of good sold, including buying and occupancy costs, increased as a percentage of revenues from 57.3% in the twenty-six weeks ended July 29, 2000 to 61.6% in the twenty-six weeks ended August 4, 2001. This increase resulted primarily from an increase in markdowns and an increase in buying and occupancy costs as a percentage of revenues in the first six months of 2001 compared to the first six months of 2000.

Selling, general and administrative expenses decreased from $142.7 million in the twenty-six weeks ended July 29, 2000 to $140.7 million in the twenty-six weeks ended August 4, 2001. This decrease resulted from a decrease in general and administrative expenses due primarily to a decrease in the bonus provision in the twenty-six weeks ended August 4, 2001 and the effects of cost reduction initiatives adopted in the first quarter of 2001 offset by higher store expenses due to an increase in the number of retail stores in operation in 2001 and severance payments in the second quarter of 2001.

Selling expenses were $28.3 million for the twenty-six weeks ended August 4, 2001 compared to $28.0 million for the twenty-six weeks ended July 29, 2000. As a percentage of revenues, selling, general and administrative expense decreased to 41.9% of revenues in the twenty-six weeks ended August 4, 2001 from 42.3% in the twenty-six weeks ended July 29, 2000.

The decrease in interest expense from $11.3 million in the twenty-six weeks ended July 29, 2000 to $10.3 million in the twenty-six weeks ended August 4, 2001 resulted primarily from the pay down of the term loan in fourth quarter of fiscal year 2000 offset by an increase in average borrowings from $4.8 million in the twenty-six weeks ended July 29, 2000 to $26.1 million in the twenty-six weeks ended August 4, 2001.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

                None

        (b)     Reports on Form 8-K.

                J. Crew Group, Inc. - None
                J. Crew Operating Corp. - None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company.

                                        J. CREW GROUP, INC.
                                        (Registrant)

Date:    September 17, 2001             By: /s/ Mark Sarvary
                                           --------------------------
                                             Mark Sarvary
                                             Chief Executive Officer


Date:    September 17, 2001             By: /s/ Scott M. Rosen
                                           --------------------------
                                             Scott M. Rosen
                                             Chief Financial Officer

                                        J. CREW OPERATING CORP.
                                        (Registrant)


Date:    September 17, 2001             By: /s/ Mark Sarvary
                                           --------------------------
                                             Mark Sarvary
                                             Chief Executive Officer


Date:    September 17, 2001             By: /s/ Scott M. Rosen
                                           --------------------------
                                             Scott M. Rosen
                                             Chief Financial Officer