Form 10-Q
period 2001-11-03
J CREW GROUP INC; J CREW OPERATING CORP
filed 2001-12-10
CIK 1051251, 1051425

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 3, 2001

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

The number of shares of Common Stock outstanding of each of the issuers as of November 30, 2001

         J. CREW GROUP,INC.
                  11,743,265 shares of Common Stock, par value $.01 per share

         J. CREW OPERATING CORP.
                  100 shares of Common Stock, par value $.01 per share (all of which are owned beneficially and of record by J. Crew Group, Inc.)

This combined Form 10-Q is separately filed by each of J. Crew Group, Inc. and
J. Crew Operating Corp. The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

                         Part I - Financial Information

Item I. Financial Statements

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                  November 3,        February 3,
                                 Assets                              2001               2001
                                 ------                              ----               ----
                                                                 (unaudited)
                                                                           (in thousands)
Current assets:
     Cash and cash equivalents                                    $  34,987          $  32,930
     Merchandise inventories                                        173,449            140,667
     Prepaid expenses and other current assets                       37,018             23,740
     Federal and state income taxes                                     850                 --
                                                                  ---------          ---------

        Total current assets                                        246,304            197,337

Property and equipment - at cost                                    299,123            251,322
        Less accumulated depreciation and amortization             (108,514)           (85,746)
                                                                  ---------          ---------
                                                                    190,609            165,576
                                                                  ---------          ---------

Deferred income tax assets                                           14,362             14,362
Other assets                                                         13,796             12,586
                                                                  ---------          ---------
        Total assets                                              $ 465,071          $ 389,861
                                                                  =========          =========

                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Current liabilities:
     Notes payable - bank                                         $  95,000          $      --
     Accounts payable and other current liabilities                 119,247            124,873
     Federal and state income taxes                                      --             17,581
     Deferred income tax liabilities                                  5,401              5,401
                                                                  ---------          ---------

        Total current liabilities                                   219,648            147,855
                                                                  ---------          ---------

Long-term debt                                                      275,646            264,292
                                                                  ---------          ---------

Deferred credits and other long-term liabilities                     65,260             56,043
                                                                  ---------          ---------

Redeemable preferred stock                                          222,504            200,018
                                                                  ---------          ---------

Stockholders' deficit                                              (317,987)          (278,347)
                                                                  ---------          ---------

           Total liabilities and stockholders' deficit            $ 465,071          $ 389,861
                                                                  =========          =========

See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                               Thirty-nine weeks ended
                                                             November 3,      October 28,
                                                             -----------      ----------
                                                                2001             2000
                                                                ----             ----
                                                                     (unaudited)
                                                                    (in thousands)
Revenues:

    Net sales                                                 $ 506,534        $ 514,231
    Other                                                        24,798           25,102
                                                              ---------        ---------
                                                                531,332          539,333

Cost of goods sold including buying and occupancy costs         320,093          305,733

Selling, general and administrative expenses                    213,479          216,000
                                                              ---------        ---------

          Income/(loss) from operations                          (2,240)          17,600

Interest expense - net                                          (27,450)         (27,233)
                                                              ---------        ---------

          Loss before income taxes                              (29,690)          (9,633)

Income tax benefit                                               12,040            3,900
                                                              ---------        ---------

          Net loss                                            $ (17,650)       $  (5,733)
                                                              =========        =========

See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                    Thirteen weeks ended
                                                               November 3,         October 28,
                                                               -----------         ----------
                                                                  2001                2000
                                                                  ----                ----
                                                                         (unaudited)
                                                                       (in thousands)
Revenues:

    Net sales                                                   $ 187,116          $ 193,971
    Other                                                           8,470              8,307
                                                                ---------          ---------
                                                                  195,586            202,278

Cost of goods sold including buying and occupancy costs           113,137            112,511

Selling, general and administrative expenses                       72,430             73,017
                                                                ---------          ---------

        Income from operations                                     10,019             16,750

Interest expense - net                                             (9,603)            (9,213)
                                                                ---------          ---------

        Income before income taxes                                    416              7,537

Provision for income taxes                                           (160)            (3,000)
                                                                ---------          ---------

        Net income                                              $     256          $   4,537
                                                                =========          =========

See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                                                         Thirty-nine weeks ended
                                                                                        --------------------------
                                                                                        November 3,    October 28,
                                                                                        -----------    -----------
                                                                                           2001            2000
                                                                                           ----            ----
                                                                                                (unaudited)
                                                                                              (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                                                $(17,650)      $ (5,733)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                                        22,707         15,993
     Amortization of deferred financing costs                                              1,498          1,647
     Non cash compensation expense                                                         1,268            496
     Non cash interest expense                                                            11,354         10,003

Changes in operating assets and liabilities:

     Merchandise inventories                                                             (32,782)       (34,695)
     Prepaid expenses and other current assets                                           (13,278)         3,624
     Other assets                                                                         (2,838)          (398)
     Net assets held for disposal                                                             --          4,186
     Accounts payable and other liabilities                                               (5,873)        (4,145)
     Federal and state income taxes                                                      (18,431)        (8,137)
                                                                                        --------       --------

     Net cash used in operating activities                                               (54,025)       (17,159)
                                                                                        --------       --------

CASH FLOW FROM INVESTING ACTIVITIES:

     Capital expenditures                                                                (54,264)       (39,560)
     Proceeds from construction allowances                                                15,346         11,776
                                                                                        --------       --------

     Net cash used in investing activities                                               (38,918)       (27,784)
                                                                                        ========       ========

CASH FLOW FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank                                                      95,000         32,000
     Repayment of long-term debt                                                              --         (4,000)
     Other                                                                                    --            (13)
                                                                                        --------       --------

     Net cash provided by financing activities                                            95,000         27,987
                                                                                        --------       --------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                           2,057        (16,956)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           32,930         38,693
                                                                                        --------       --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $ 34,987       $ 21,737
                                                                                        ========       ========

NON-CASH FINANCING ACTIVITIES:

     Dividends on preferred stock                                                       $ 22,486       $ 19,508
                                                                                        ========       ========

See notes to unaudited condensed consolidated financial statements.

                       J.CREW GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000

1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

          The condensed consolidated balance sheet as of November 3, 2001 and the condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

          The results of operations for the thirty-nine week period ended November 3, 2001 are not necessarily indicative of the operating results for the full fiscal year.

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

4.   Events of September 11, 2001

         The terrorist actions of September 11, 2001 resulted in the destruction of our retail store located at the World Trade Center, resulting in the loss of inventories and store fixtures, equipment and leasehold improvements. These losses and the resulting business interruption are covered by insurance policies maintained by the Company.

         The statement of operations for the thirteen and thirty-nine weeks ended November 3, 2001 includes losses of $1.9 million relating to inventories and store fixtures, equipment and leasehold improvements. Insurance recoveries have been recorded in amounts equal to the carrying amount of these assets. The ultimate insurance recoveries will be based on the final sales price of the inventories and the replacement cost of the fixed assets. The estimated insurance recoveries also exclude any amounts for business interruption since this amount is not determinable at this time.

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

ITEM 2. J.CREW GROUP, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 VERSUS THIRTEEN WEEKS ENDED OCTOBER 28, 2000.

Consolidated revenues decreased from $202.3 million in the thirteen weeks ended October 28, 2000 to $195.6 million for the thirteen weeks ended November 3, 2001, a decrease of 3.3%.

The revenues of J.Crew Retail decreased from $102.8 million in the third quarter of 2000 to $96.7 million in the third quarter of 2001. This decrease was due primarily to the decrease in comparable store sales of 17.7%. The number of stores open at November 3, 2001 increased to 130 from 103 at October 28, 2000.

The revenues of J.Crew Direct (which includes the catalog and Internet operations) increased from $61.9 million in the third quarter of 2000 to $65.8 million in the third quarter of 2001. Revenues from jcrew.com increased to $32.1 million in third quarter of 2001 from $26.5 million in the third quarter of 2000. Catalog revenues in the third quarter of 2001 decreased to $33.7 million from $35.4 million in the third quarter of 2000, as the Company continued to migrate customers to the Internet. Pages circulated were approximately the same in both periods.

The revenues of J.Crew Factory decreased from $29.3 million in the third quarter of 2000 to $24.6 million in the third quarter of 2001. There were 41 stores open at the end of the third quarter in 2000 and 2001.

Other revenues increased from $8.3 million in the third quarter of 2000 to $8.5 million in the third quarter of 2001.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues to 57.8% in the third quarter of 2001 from 55.6% in the third quarter of 2000. This increase is due to additional markdowns and an increase buying and occupancy costs as a percentage of revenues in the third quarter of 2001 compared to the third quarter of 2000.

Selling, general and administrative expenses decreased from $73.0 million in the third quarter of 2000 to $72.4 million in the third quarter of 2001. This decrease resulted from a decrease in selling expense of $1.7 million and an increase in general and administrative expenses of $1.1 million. The increase in general and administrative expenses was due primarily to higher expenses as a result of the increase in the number of retail stores in operation during the third quarter of 2001 offset by a decrease in the bonus provision and the effect of the cost reduction initiatives adopted in the first quarter of 2001. The decrease in selling expense from $15.9 million in the third quarter of 2000 compared to $14.2 million in the third quarter of 2001 resulted from a decrease in catalog costs and a shift in the timing of catalog mailings which will negatively impact the fourth quarter. As a percentage of revenues, selling, general and administrative expenses increased from 36.1% in the third quarter of 2000 to 37.0% of revenues in the third quarter of 2001.

The increase in interest expense from $9.2 million in the third quarter of 2000 to $9.6 million in the third quarter of 2001 resulted primarily from an increase in non-cash interest expense from $3.9 million in the third quarter of 2000 to $4.4 million in the third quarter of 2001. Cash interest decreased by $.9 million due to the repayment of the term loan in the fourth quarter of fiscal year 2000 and a decrease in interest rates which offset the effect of an increase in averaging borrowings under the revolving credit arrangement from $19.9 million in the third quarter of 2000 to $75 million in the third quarter of 2001.

The decrease in income before income taxes from $7.5 million in the third quarter of 2000 to $.4 million in the third quarter of 2001 resulted primarily from the decline in net sales and the decrease in gross margin percentage due to an increase in markdowns.

RESULTS OF OPERATIONS - THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 VERSUS THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000.

Consolidated revenues for the thirty-nine weeks ended November 3, 2001 decreased to $ 531.3 million from $539.3 million in the thirty-nine weeks ended October 28, 2000 a decrease of 1.5%.

Revenues of J.Crew Retail increased from $268.7 million in the thirty-nine weeks ended October 28, 2000 to $272.7 million in the thirty-nine weeks ended November 3, 2001. This increase was due primarily to sales from the stores opened for less than a full year. Comparable store sales in the thirty-nine weeks ended November 3, 2001 decreased by 13.9%. The number of stores open at November 3, 2001 increased to 130 from 103 at October 28, 2000.

Revenues of J.Crew Direct (which includes the catalog and Internet operations) decreased from $172.8 million in the thirty-nine weeks ended October 28, 2000 to $166.6 million in the thirty-nine weeks ended November 3, 2001. Revenues from jcrew.com increased to $78.3 million in the thirty-nine weeks ended November 3, 2001 from $63.5 million in the thirty-nine weeks ended October 28, 2000. Catalog revenues decreased from $109.3 million in the thirty-nine weeks ended October 28, 2000 to $88.3 million in the thirty-nine weeks ended November 3, 2001 as the Company continued to migrate customers to the Internet. Pages circulated were approximately the same in both periods.

Revenues of J.Crew Factory decreased from $72.7 million in the thirty-nine weeks ended October 28, 2000 to $67.1 million in the thirty-nine weeks ended November 3, 2001. There were 41 stores at the end of the third quarter of 2001 and 2000.

Other revenues decreased from $25.1 million in the thirty-nine weeks ended October 28, 2000 to $24.9 million in the thirty-nine weeks ended November 3, 2001.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues from 56.7% in the thirty-nine weeks ended October 28, 2000 to 60.2% in the thirty-nine weeks ended November 3, 2001. This increase resulted primarily from an increase in markdowns and an increase in buying and occupancy costs as a percentage of revenues in the first nine months of 2001 compared to the first nine months of 2000.

Selling, general and administrative expenses decreased from $216.0 million in the thirty-nine weeks ended October 28, 2000 to $213.5 million in the thirty-nine weeks ended November 3, 2001. This decrease resulted primarily from a decrease in selling expenses of $1.2 million and a decrease in general and administrative expenses of $1.3 million due primarily to a decrease in the bonus provision and the effects of cost reduction initiatives adopted in the first quarter of 2001 offset by higher store expenses due to an increase in the number of retail stores in operation in 2001. Selling expenses were $42.7 million for the thirty-nine weeks ended November 3, 2001 compared to $43.9 million for the thirty-nine weeks ended October 28, 2000. Selling expense was positively impacted by a decrease in catalog costs and a shift in the timing of catalog mailings in the third quarter of 2001 which will negatively impact the fourth quarter. As a percentage of revenues, selling, general and administrative expenses increased to 40.2% of revenues in the thirty-nine weeks ended November 3, 2001 from 40.0% in the six months ended October 28, 2000.

Interest expense increased from $27.2 million in the thirty-nine weeks ended October 28, 2000 to $27.5 million in the thirty-nine weeks ended November 3, 2001 due primarily to an increase in non cash interest expense from $11.6 million to $12.9 million. Cash interest decreased by $1.0 million as a result of the repayment of the term loan in the fourth quarter of fiscal year 2000 and a decrease in interest rates which offset the increase in average borrowings under the revolving credit arrangement from $9.9 million in 2000 to $42.4 million in 2001.

The decrease in income before income taxes from $17.6 million in the thirty-nine weeks ended October 28, 2000 to a loss of $2.2 million in the thirty-nine weeks ended November 3, 2001 resulted primarily from the decrease in net sales and a decrease in gross profit percentage due to an increase in markdowns.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations decreased from a use of $17.2 million in the thirty-nine weeks ended October 28, 2000 to a use of $54.0 million in the thirty-nine weeks ended November 3, 2001. This increase in cash used in operations resulted primarily from the increase in working capital requirements in the first nine months of fiscal 2001 compared to the comparable period last year.

Capital expenditures, net of construction allowances, were $38.9 million in the thirty-nine weeks ended November 3, 2001 compared to $27.8 million for the same period last year. These expenditures were incurred primarily in connection with the construction of new stores and information systems enhancements.

Borrowings under the revolving credit line increased from $32.0 million at October 28, 2000 to $95.0 million at November 3, 2001. Investments of excess cash balances were $20.4 million at November 3, 2001 compared to $1.6 million at the end of the third quarter last year. The increase in investments at November 3, 2001 compared to October 28, 2000 resulted from the drawdown of available credit under our revolving credit arrangement in excess of working capital requirements. This increase in net borrowings was used to fund capital expenditures and for working capital purposes.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility which averaged $42.4 million during the first nine months of 2001.

The Company has a licensing agreement in Japan which provides for royalty payments based on sales of J.Crew merchandise as denominated in yen. The Company has entered into forward foreign exchange contracts from time to time in order to minimize this risk. At November 3, 2001 there were no forward foreign exchange contracts outstanding.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at November 3, 2001 were $46.2 million.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                       November 3,  February 3,
                                 Assets                                   2001         2001
                                 ------                                   ----         ----
                                                                      (unaudited)
                                                                          (in thousands)
Current assets:
     Cash and cash equivalents .....................................   $  34,987    $  32,930
     Merchandise inventories .......................................     173,449      140,667
     Prepaid expenses and other current assets .....................      37,018       23,740
                                                                       ---------    ---------

           Total current assets ....................................     245,454      197,337

Property and equipment - at cost ...................................     299,123      251,322
                  Less accumulated depreciation and amortization ...    (108,514)     (85,746)
                                                                       ---------    ---------
                                                                         190,609      165,576
                                                                       ---------    ---------

Other assets .......................................................      12,219       10,839
                                                                       ---------    ---------
            Total assets ...........................................   $ 448,282    $ 373,752
                                                                       =========    =========

                  Liabilities and Stockholder's Equity
                  ------------------------------------

Current liabilities:
     Notes payable - bank ..........................................   $  95,000    $      --
     Accounts payable and other current liabilities ................     119,247      124,873
     Federal and state income taxes ................................       5,324       18,850
     Deferred income tax liabilities ...............................       3,731        3,731
                                                                       ---------    ---------

           Total current liabilities ...............................     223,302      147,454
                                                                       ---------    ---------

Long-term debt .....................................................     150,000      150,000
                                                                       ---------    ---------

Deferred credits and other long-term liabilities ...................      65,260       56,043
                                                                       ---------    ---------

Due to J.Crew Group, Inc. ..........................................       1,047        1,047
                                                                       ---------    ---------

Stockholder's equity ...............................................       8,673       19,208
                                                                       ---------    ---------


           Total liabilities and stockholder's equity ..............   $ 448,282    $ 373,752
                                                                       =========    =========

       See notes to unaudited condensed consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                          Thirty-nine weeks ended
                                                        November 3,   October 28,
                                                        ----------    -----------
                                                               2001         2000
                                                               ----         ----
                                                               (unaudited)
                                                              (in thousands)
Revenues:

    Net sales                                             $ 506,534    $ 514,231
    Other                                                    24,798       25,102
                                                          ---------    ---------
                                                            531,332      539,333

Cost of goods sold including buying and occupancy costs     320,093      305,733

Selling, general and administrative expenses                212,987      215,504
                                                          ---------    ---------

                   Income/(loss) from operations             (1,748)      18,096

Interest expense - net                                      (15,927)     (17,054)
                                                          ---------    ---------

                   Income/(loss) before income taxes        (17,675)       1,042

Income taxes                                                  7,140         (420)
                                                          ---------    ---------

                   Net income/(loss)                      $ (10,535)   $     622
                                                          =========    =========


      See notes to unaudited condensed consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                          Thirteen weeks ended
                                                        November 3,   October 28,
                                                       -----------    ----------
                                                           2001          2000
                                                           ----          ----
                                                               (unaudited)
                                                              (in thousands)
Revenues:

    Net sales                                             $ 187,116    $ 193,971
    Other                                                     8,470        8,307
                                                          ---------    ---------
                                                            195,586      202,278

Cost of goods sold including buying and occupancy costs     113,137      112,511

Selling, general and administrative expenses                 72,275       72,851
                                                          ---------    ---------

                   Income from operations                    10,174       16,916

Interest expense - net                                       (5,667)      (5,740)
                                                          ---------    ---------

                   Income before income taxes                 4,507       11,176

Income taxes                                                 (1,860)      (4,520)
                                                          ---------    ---------

                   Net income                             $   2,647    $   6,656
                                                          =========    =========

See notes to unaudited condensed consolidated financial statements.

                           J. CREW OPERATING CORP. AND

                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                        Thirty-nine weeks ended
                                                        -----------------------

                                                        November 3,  October 28,
                                                        -----------  -----------
                                                          2001         2000
                                                          ----         ----
                                                            (unaudited)
                                                           (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                $(10,535)   $    622

Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                        22,707      15,993
     Amortization of deferred financing costs              1,328       1,471
     Non cash compensation expense                           772        --

Changes in operating assets and liabilities:

     Merchandise inventories                             (32,782)    (34,695)
     Prepaid expenses and other current assets           (13,278)      3,624
     Other assets                                         (2,838)       (398)
     Net assets held for disposal                           --         4,186
     Accounts payable and other liabilities               (5,873)     (4,145)
     Federal and state income taxes                      (13,526)     (3,817)
                                                        --------    --------

     Net cash used in operating activities               (54,025)    (17,159)
                                                        --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:

     Capital expenditures                                (54,264)    (39,560)
     Proceeds from construction allowances                15,346      11,776
                                                        --------    --------

     Net cash used in investing activities               (38,918)    (27,784)
                                                        --------    --------

CASH FLOW FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank                      95,000      32,000
     Repayment of long-term debt                            --        (4,000)
                                                        --------    --------

     Net cash provided by financing activities            95,000      28,000
                                                        --------    --------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS           2,057     (16,956)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           32,930      38,693
                                                        --------    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $ 34,987    $ 21,737
                                                        ========    ========

See notes to unaudited condensed consolidated financial statements.

                     J.CREW OPERATING CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000

1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Operating Corp. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

          The condensed consolidated balance sheet as of November 3, 2001 and the condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 have been prepared by the Company and have not been audited. In the opinion of management all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

          The results of operations for the thirty-nine week period ended November 3, 2001 are not necessarily indicative of the operating results for the full fiscal year.

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

4.   Events of September 11, 2001

          The terrorist actions of September 11, 2001 resulted in the destruction of our retail store located at the World Trade Center, resulting in the loss of inventories and store fixtures, equipment and leasehold improvements. These losses and the resulting business interruption are covered by insurance policies maintained by the Company.

          The statement of operations for the thirteen and thirty-nine weeks ended November 3, 2001 includes losses of $1.9 million relating to inventories and store fixtures, equipment and leasehold improvements. Insurance recoveries have been recorded in amounts equal to the carrying amount of these assets. The ultimate insurance recoveries will be based on the final sales price of the inventories and the replacement cost of the fixed assets. The estimated insurance recoveries also exclude any amounts for business interruption since this amount is not determinable at this time.

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

ITEM 2. J.CREW OPERATING CORP. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 VERSUS THIRTEEN WEEKS ENDED OCTOBER 28, 2000.

Consolidated revenues decreased from $202.3 million in the thirteen weeks ended October 28, 2000 to $195.6 million for the thirteen weeks ended November 3, 2001, a decrease of 3.3%.

The revenues of J.Crew Retail decreased from $102.8 million in the third quarter of 2000 to $96.7 million in the third quarter of 2001. This decrease was due primarily to the decrease in comparable store sales of 17.7%. The number of stores open at November 3, 2001 increased to 130 from 103 at October 28, 2000.

The revenues of J.Crew Direct (which includes the catalog and Internet operations) increased from $61.9 million in the third quarter of 2000 to $65.8 million in the third quarter of 2001. Revenues from jcrew.com increased to $32.1 million in third quarter of 2001 from $26.5 million in the third quarter of 2000. Catalog revenues in the third quarter of 2001 decreased to $33.7 million from $35.4 million in the third quarter of 2000, as the Company continued to migrate customers to the Internet. Pages circulated were approximately the same in both periods.

The revenues of J.Crew Factory decreased from $29.3 million in the third quarter of 2000 to $24.6 million in the third quarter of 2001. There were 41 stores open at the end of the third quarter in 2000 and 2001.

Other revenues increased from $8.3 million in the third quarter of 2000 to $8.5 million in the third quarter of 2001.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues to 57.8% in the third quarter of 2001 from 55.6% in the third quarter of 2000. This increase is due to additional markdowns and an increase buying and occupancy costs as a percentage of revenues in the third quarter of 2001 compared to the third quarter of 2000.

Selling, general and administrative expenses decreased from $72.9 million in the third quarter of 2000 to $72.3 million in the third quarter of 2001. This decrease resulted from a decrease in selling expense of $1.7 million and an increase in general and administrative expenses of $1.1. The increase in general and administrative expenses was due primarily to higher expenses as a result of the increase in the number of retail stores in operation during the third quarter of 2001 offset by a decrease in the bonus provision and the effects of the cost reduction initiatives adopted in the first quarter of 2001. The decrease in selling expense from $15.9 million in the third quarter of 2000 compared to $14.2 million in the third quarter of 2001 resulted from a decrease in catalog costs and a shift in the timing of catalog mailings which will negatively impact the fourth quarter. As a percentage of revenues, selling, general and administrative expenses increased from 36.0% in the third quarter of 2000 to 37.0% of revenues in the third quarter of 2001.

Interest expense was approximately $5.7 million in the third quarter of 2001 and 2000. The increase in average borrowings under revolving credit arrangements from $19.9 million in the third quarter of 2000 to $75.0 million in the third quarter of 2001 was offset by the repayment of the term loan in the fourth quarter of fiscal year 2000 and a decrease in interest rates in 2001.

The decrease in income before income taxes from $11.2 million in the third quarter of 2000 to $4.5 million in the third quarter of 2001 resulted primarily from the decline in net sales and a decrease in the gross margin percentage due to an increase in markdowns.

RESULTS OF OPERATIONS - THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 VERSUS THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000.

Consolidated revenues for the thirty-nine weeks ended November 3, 2001 decreased to $ 531.3 million from $539.3 million in the thirty-nine weeks ended October 28, 2000 a decrease of 1.5%.

Revenues of J.Crew Retail increased from $268.7 million in the thirty-nine weeks ended October 28, 2000 to $272.7 million in the thirty-nine weeks ended November 3, 2001. This increase was due primarily to sales from the stores opened for less than a full year. Comparable store sales in the thirty-nine weeks ended November 3, 2001 decreased by 13.9%. The number of stores open at November 3, 2001 increased to 130 from 103 at October 28, 2000.

Revenues of J.Crew Direct (which includes the catalog and Internet operations) decreased from $172.8 million in the thirty-nine weeks ended October 28, 2000 to $166.6 million in the thirty-nine weeks ended November 3, 2001. Revenues from jcrew.com increased to $78.3 million in the thirty-nine weeks ended November 3, 2001 from $63.5 million in the thirty-nine weeks ended October 28, 2000. Catalog revenues decreased from $109.3 million in the thirty-nine weeks ended October 28, 2000 to $88.3 million in the thirty-nine weeks ended November 3, 2001 as the Company continued to migrate customers to the Internet. Pages circulated were approximately the same in both periods.

Revenues of J.Crew Factory decreased from $72.7 million in the thirty-nine weeks ended October 28, 2000 to $67.1 million in the thirty-nine weeks ended November 3, 2001. There were 41 stores at the end of the third quarter of 2001 and 2000.

Other revenues decreased from $25.1 million in the thirty-nine weeks ended October 28, 2000 to $24.9 million in the thirty-nine weeks ended November 3, 2001.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues from 56.7% in the thirty-nine weeks ended October 28, 2000 to 60.2% in the thirty-nine weeks ended November 3, 2001. This increase resulted primarily from an increase in markdowns and an increase in buying and occupancy costs as a percentage of revenues in the first nine months of 2001 compared to the first nine months of 2000.

Selling, general and administrative expenses decreased from $215.5 million in the thirty-nine weeks ended October 28, 2000 to $213.0 million in the thirty-nine weeks ended November 3, 2001. This decrease resulted from a decrease in general and administrative expenses of $1.3 million and a decrease in selling expense of $1.2 million. The decrease in general and administrative expenses was due primarily to a decrease in the bonus provision and the effects of cost reduction initiates adopted in the first quarter of 2001 offset by higher store expenses due to an increase in the number of retail stores in operation in 2001. Selling expenses were $42.7 million for the thirty-nine weeks ended November 3, 2001 compared to $43.9 million for the thirty-nine weeks ended October 28, 2000. This decrease resulted from a decrease in catalog costs and a shift in the timing of catalog mailings which will negatively impact the fourth quarter. As a percentage of revenues, selling, general and administrative expenses 40.2% of revenues in the thirty-nine weeks ended November 3, 2001 compared to 40.0% in the six months ended October 28, 2000.

The decrease in interest expense from $17.1 million in the thirty-nine weeks ended October 28, 2000 to $15.9 million in the thirty-nine weeks ended November 3, 2001 resulted from the repayment of the term loan in the fourth quarter of fiscal year 2000 and a reduction of interest rates in 2001 offset by the increase in average borrowings from $9.9 million in the nine months ended October 28, 2000 to $42.4 million in the nine months ended November 3, 2001.

The decrease in income/loss before income taxes from income of $1.0 million in the thirty-nine weeks ended October 28, 2000 to a loss of $17.7 million in the thirty-nine weeks ended November 3, 2001 resulted primarily from the decrease in net sales and a decrease in gross margin percentage due to an increase in markdowns.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               None

         (b)   Reports on Form 8-K.

               J.Crew Group, Inc. - None

               J.Crew Operating Corp. - None

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company.

                                         J. CREW GROUP, INC.
                                         (Registrant)

Date:      December 10, 2001             By: /s/ Mark Sarvary
                                             ----------------------
                                             Mark Sarvary
                                             Chief Executive Officer

Date:      December 10, 2001             By: /s/ Scott M. Rosen
                                            ------------------------
                                             Scott M. Rosen
                                             Chief Financial Officer

                                         J. CREW OPERATING CORP.
                                         (Registrant)


Date:      December 10, 2001             By: /s/  Mark Sarvary
                                             -----------------------
                                             Mark Sarvary
                                             Chief Executive Officer

Date:      December 10, 2001             By: /s/  Scott M. Rosen
                                            ------------------------
                                             Scott M. Rosen
                                             Chief Financial Officer