Form 10-K
period 2002-02-02
J CREW GROUP INC; J CREW OPERATING CORP
filed 2002-04-19
CIK 1051251, 1051425

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    __________
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended February 2, 2002


Commission                 Registrant, State of Incorporation                   I.R.S. Employer
File Number                Address and Telephone Number                         Identification No.

333-42427                  J. CREW GROUP, INC.                                  22-2894486
---------                                                                       ----------
                           (Incorporated in New York)
                           770 Broadway
                           New York, New York 10003
                           Telephone: (212) 209-2500

333-42423                  J. CREW OPERATING CORP.                              22-3540930
---------                                                                       ----------
                           (Incorporated in Delaware)
                           770 Broadway
                           New York, New York
                           Telephone: (212) 209-2500

                           Securities Registered Pursuant to section 12(b) of the Act:

J. Crew Group, Inc.        None
J. Crew Operating Corp.    None

                           Securities Registered Pursuant to section 12(g) of the Act:

J. Crew Group, Inc.        None
J. Crew Operating Corp.    None

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No
         -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The common stock of each registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

As of March 15, 2002, there were 11,748,789 shares of Common Stock, par value $.01 per share, of J. Crew Group, Inc. outstanding and 100 shares of Common Stock, par value $.01 per share, of J. Crew Operating Corp. outstanding (all of which are owned beneficially and of record by J. Crew Group, Inc.).

Documents incorporated by reference:        None

J. Crew Operating Corp. meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of the Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

FILING FORMAT

This Annual Report on Form 10-K is a combined report being filed by two different registrants: J. Crew Group, Inc. ("Holdings") and J. Crew Operating Corp., a wholly-owned subsidiary of Holdings ("Operating Corp."). Except where the content clearly indicates otherwise, any references in this report to the "Company", "J. Crew" or "Holdings" include all subsidiaries of Holdings, including Operating Corp. Operating Corp. makes no representation as to the information contained in this report in relation to Holdings and its subsidiaries other than Operating Corp.


FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K under the captions "Business", "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Financial Statements and Supplementary Data" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, availability of suitable store locations at appropriate terms, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

References herein to fiscal years are to the fiscal years of J. Crew Group, Inc. and J. Crew Operating Corp., which end on the Saturday closest to January 31 in the following calendar year for fiscal years 1997, 1998, 1999, 2000 and 2001. Accordingly, fiscal years 1997, 1998, 1999, 2000 and 2001 ended on January 31, 1998, January 30, 1999, January 29, 2000, February 3, 2001 and February 2, 2002.
All fiscal years for which financial information is included had 52 weeks, except fiscal year 2000 which had 53 weeks.

                                     Part I

ITEM 1.          BUSINESS

General

The Company is a leading retailer of women's and men's apparel, shoes and accessories operating under the J. Crew (R) brand name. The Company has built a strong and widely recognized brand name known for its timeless styles at price points that the Company believes represent exceptional product value. The J. Crew image has been built and reinforced over its 19-year history through the circulation of approximately 900 million catalogs that use magazine-quality photography to portray a classic American perspective and aspirational lifestyle. Many of the original items introduced by the Company in the early 1980s (such as the rollneck sweater, weathered chino, barn jacket and pocket tee) were instrumental in establishing the J. Crew brand and continue to be core product offerings. The Company has capitalized on the strength of the J. Crew brand to provide customers with clothing to meet more of their lifestyle needs, including casual, career and sport.

The J. Crew merchandising strategy emphasizes timeless styles and a broad assortment of high-quality products designed to provide customers with one-stop shopping opportunities at attractive prices. J. Crew retail stores, catalogs and its Internet site offer a full line of men's and women's basic durables (casual weekend wear), workwear (casual weekday wear) sport, swimwear, accessories and shoes, as well as the more tailored men's and women's "Classics" lines. Approximately 70% of the Company's J.Crew brand sales are derived from its core offerings of classics, durables and sport clothing, the demand for which the Company believes is stable and resistant to changing fashion trends. The Company believes that the J. Crew image and merchandising strategy appeal to college-educated, professional and affluent customers who, in the Company's experience, have demonstrated strong brand loyalty and a tendency to make repeat purchases.

J. Crew products are distributed exclusively through the Company's retail and factory outlet stores, catalogs and the Company's Internet site, jcrew.com. The Company currently circulates over 70 million J. Crew catalogs per annum and operates 136 J. Crew retail stores and 41 J. Crew factory outlet stores. In addition, J. Crew products are distributed through 61 free-standing and shop-in-shop stores in Japan under a licensing agreement with Itochu Corporation.

The Company has three major operating divisions: J. Crew Retail, J. Crew Direct, and J. Crew Factory, each of which operate under the J. Crew brand name. In 2001, products sold under the J. Crew brand contributed $741.3 million in net sales. J. Crew brand net sales in 2001 were comprised of $398.0 million from J. Crew Retail, $258.2 million from J. Crew Direct and $85.1 million from J. Crew Factory. The Company also markets to its customers through its Internet site (jcrew.com). Net sales derived from the Internet, which were $122.9 million for 2001, are included in J. Crew Direct net sales. The Company also generated licensing revenues of $2.6 million and shipping and handling fees of $34.1 million.

J. Crew Brand

Merchandising and Design Strategy

Over time, the J. Crew merchandising strategy has evolved from providing unisex products to creating full lines of men's and women's clothing, shoes and accessories. This strategy had the effect of increasing overall J. Crew brand sales volume, and significantly increasing revenues from sales of women's apparel to 75% of J.Crew brand sales in 2001.

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

The Company's merchandise is produced for the Company by a variety of manufacturers, both domestically and outside the United States. The Company does not own or operate any manufacturing facilities, instead contracting with third party vendors in over 22 countries for the production of its products. In 2001, approximately 80% of the Company's J. Crew brand products were sourced in the Far East, 5% were sourced domestically and 15% were sourced in Europe and other regions. One vendor supplies approximately 16% of the Company's merchandise.

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

Distribution

The Company operates two major telemarketing and distribution facilities for its operations. Order fulfillment for J. Crew Direct takes place at the 406,500 square foot telemarketing and distribution center located in Lynchburg, Virginia. The Lynchburg facility processes approximately 3.6 million orders per year and employs approximately 900 full and part-time employees during its non-peak season and an additional 400 employees during its peak season.

A 192,500 square foot telemarketing and distribution facility in Asheville, North Carolina serves as the main distribution center for the retail and outlet store operations and also houses a J. Crew Direct telemarketing center. This facility employs approximately 300 full- and part-time employees during its non-peak season and an additional 200 employees during the peak holiday season.

The Company ships merchandise via UPS, the United States Postal Service, Airborne and FedEx. To enhance efficiency, each facility is fully equipped with a highly advanced telephone system, an automated warehouse locator system and an inventory bar coding system and the Lynchburg facility has an automated packing and shipping sorter.

Management Information Systems

The Company's management information systems are designed to provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business. The Company has point-of-sale registers in its J. Crew Retail and Factory Outlet stores that enable it to track inventory from store receipt to final sale on a real-time basis. The Company believes its merchandising and financial systems, coupled with its point-of-sale registers and software programs, allow for rapid stock replenishment, concise merchandise planning and real-time inventory accounting practices. The Company's telephone and telemarketing systems, warehouse package sorting systems, automated warehouse locator and inventory bar coding systems utilize advanced technology. These systems have provided the Company with a number of benefits in the form of enhanced customer service, improved operational efficiency and increased management control and reporting. In addition, the Company's real-time inventory systems provide inventory management on a SKU basis and allow for an efficient fulfillment process.

The Company has installed a SAP enterprise resource planning system for its information technology requirements. This system was implemented in 2000 and 2001. In fiscal 2000, the Company's accounting systems were implemented. A corporate wide purchasing system, a retail sales and inventory system (including new point of sale registers) and a human resource / payroll system were completed in fiscal 2001. In November 2000, the Company outsourced its data center, desktop, network and telecommunication services management and operations support. In February 2001, the Company outsourced the hosting and support of its Internet website to a third party vendor.

J. Crew Retail

During fiscal 2001, J. Crew Retail generated net sales of $398.0 million, representing 53.7% of the Company's total net sales.

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

J. Crew Retail stores that were open during all of fiscal 2001 averaged $3.5 million per store in sales, produced sales per gross square foot of $439 and generated store contribution margins of approximately 18.0%. The Company believes that these results are in line with the average among retailers that the Company believes to be its primary competitors. J. Crew Retail stores have an average size of 7,752 total square feet.

As of February 2, 2002, J. Crew Retail operated 136 retail stores nationwide, having expanded from 39 stores in 1997. The Company opened 34 stores in fiscal 2001 and intends to open approximately 15 stores in fiscal 2002. The stores are located in upscale shopping malls and in retail areas within major metropolitan markets that have an established higher-end retail business.

The table below highlights certain information regarding J. Crew Retail stores opened through fiscal 2001.

                                            Stores      Stores                               Average
                                            ------      ------                               -------
                                            Opened      Closed      Stores        Total      Store Total
                                            ------      ------      ------        -----      -----------
                         Stores Open        During      During      Open at       Square     Square
                         -----------        ------      ------      -------       ------     ------
                         At Beginning       Fiscal      Fiscal      End of        Footage    Footage at
                         ------------       ------      ------      ------        -------    ----------
                         Of Fiscal Year     Year        Year        Fiscal Year   (000's)    End of Year
                         --------------     ----        ----        -----------   -------    -----------
1997                          39             12          --            51           428       8,392
1998                          51             14          --            65           530       8,150
1999                          65             16          --            81           668       8,243
2000                          81             24          --           105           833       7,933
2001                         105             34           3           136         1,054       7,752

J. Crew Direct

Since its inception in 1983, J. Crew Direct has distinguished itself from other catalog retailers by its award-winning catalog, which utilizes magazine-quality "real moment" pictures to depict an aspirational lifestyle image. During fiscal 2001, J. Crew Direct distributed 36 catalog editions with a total circulation of approximately 71 million. J. Crew Direct generated $258.2 million in net sales (including $122.9 million from its Internet site) representing 34.8% of the Company's total J. Crew brand net sales in fiscal 2001.

Circulation Strategy

J. Crew Direct's circulation strategy focuses on continually improving the segmentation of customer files and the acquisition of additional customer names. In 2001, approximately 65% of J. Crew Direct revenues were from customers in the 12-month buyer file (buyers who have made a purchase from any J. Crew catalog or on the Internet in the prior 12 months).

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

In 2001, total circulation decreased to approximately 71 million from 73 million in 2000, and pages circulated were approximately 8.2 billion in 2001 compared to
8.7 billion in 2000.

J. Crew Direct name acquisition programs are designed to attract new customers in a cost-effective manner. The Company acquires new names from various sources, including its Internet site, list rentals, exchanges with other catalog and credit card companies, "friends' name" card inserts, and through J. Crew Retail stores which represent an increasingly significant resource in prospecting for new names. The Company is also in the process of placing telephones in its J. Crew Retail stores with direct access to the J. Crew Direct telemarketing center to allow customers in the stores to order catalog-specific or out-of-stock items.

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

Telemarketing and Customer Service

J. Crew Direct's primary telemarketing and fulfillment facilities are located in Lynchburg, Virginia. An additional telemarketing facility is located in Asheville, North Carolina. Telemarketing operations are open 24 hours a day, seven days a week and handled over 4.0 million calls in fiscal 2001. Orders for merchandise may be received by telephone, facsimile, mail and on the Company's Internet site. The telemarketing centers are staffed by a total of 550 full-time and part-time telemarketing associates, and up to 300 additional associates during peak periods, who are trained to assist customers in determining the customer's correct size and to describe merchandise fabric, texture and function. Each telemarketing associate utilizes a terminal with access to an IBM mainframe computer which houses complete and up-to-date product and order information. The fulfillment operations are designed to process and ship customer orders in a quick and cost-effective manner. Orders placed before 9:00 p.m. are shipped the following day. Same-day shipping is available for orders placed before noon.

J. Crew Factory

The Company extends its reach to additional consumers through its 41 J. Crew Factory outlet stores. Offering J. Crew products at an average of 30% below full retail prices, J. Crew Factory targets value-oriented consumers. The factory outlet stores also serve to liquidate excess, irregular or out-of-season J. Crew products outside of the Company's three primary distribution channels. During fiscal 2001, J. Crew Factory generated net sales of $85.1 million, representing 11.5% of the Company's total J. Crew brand net sales.

J. Crew Factory offers selections of J. Crew menswear and womenswear. Ranging in size from 3,500 to 10,000 square feet with an average of 6,500 square feet, the stores are generally located in major outlet centers in 25 states across the United States. The Company believes that the outlet stores, which are designed in-house, maintain fixturing, visual presentation and service standards superior to those typically associated with outlet stores.

Trademarks and International Licensing

J. Crew International, Inc., an indirect subsidiary of J. Crew Group, Inc., currently owns all of the trademarks and domain names for the J. Crew name that the Company holds throughout the world, as well as its international licensing contracts with third parties.

The Company derives revenues from the international licensing of its trademarks in the J. Crew name and the know-how it has developed. The Company has a licensing agreement with Itochu Corporation in Japan which gives the Company the right to receive payments of percentage royalty fees in exchange for the exclusive right to use the Company's trademarks in Japan. Under the license agreement, the Company retains a high degree of control over the manufacture, design, marketing and sale of merchandise under the J. Crew trademarks. This agreement expires in January 2003. In 2001, licensing revenues totaled $2.6 million.

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

At February 2, 2002, the Company had approximately 5,800 associates, of whom approximately 2,700 were full-time associates and 3,100 were part-time associates. In addition, approximately 2,000 associates are hired on a seasonal basis to meet demand during the peak holiday buying season. None of the associates employed by J. Crew are represented by a union. The Company believes that its relationship with its associates is good.

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

As of February 2, 2002, the Company operated 136 J. Crew retail stores and 41 factory outlet stores in 38 states and the District of Columbia. All of the retail and factory outlet stores are leased from third parties, and the leases in most cases have terms of 10 to 12 years, not including renewal options. As a general matter, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store's sales in excess of a specified threshold. Substantially all the leases are guaranteed by Holdings.

The table below sets forth the number of stores by state operated by the Company in the United States as of February 2, 2002.

                                                                        Total
                                                                        -----
                                      Retail             Outlet         Number
                                      ------             ------         ------
                                      Stores             Stores       Of Stores
                                      ------             ------       ---------
Alabama                                  1                1                2
Arizona                                  4                --               4
California                              18                3               21
Colorado                                 4                2                6
Connecticut                              5                1                6
Delaware                                 1                1                2
Florida                                  4                3                7
Georgia                                  3                2                5
Illinois                                 7                --               7
Indiana                                  2                2                4
Kansas                                   1                --               1
Kentucky                                 1                --               1
Louisiana                                1                --               1
Maine                                    --               2                2
Maryland                                 3                1                4
Massachusetts                            6                1                7
Michigan                                 4                1                5
Minnesota                                3                --               3
Missouri                                 2                1                3
Nevada                                   1                1                2
New Hampshire                            1                2                3
New Jersey                               7                1                8
New Mexico                               1                --               1
New York                                14                4               18
North Carolina                           3                --               3
Ohio                                     7                --               7
Oklahoma                                 1                --               1
Oregon                                   2                --               2
Pennsylvania                             6                3                9
Rhode Island                             1                -                1
South Carolina                           2                2                4
Tennessee                                3                1                4
Texas                                    6                2                8
Utah                                     2                --               2
Vermont                                  --               1                1
Virginia                                 5                1                6
Washington                               2                1                3
Wisconsin                                1                1                2
District of Columbia                     1                --               1
                                         -                --               -
Total.                                 136                41             177
                                       ===                ==             ===

ITEM 3.   LEGAL PROCEEDINGS

Routine litigation is pending against Holdings and Operating Corp. with respect to matters incidental to their business. Although the outcome of litigation cannot be predicted with certainty, in the opinion of Holdings and Operating Corp. none of those actions should have a material adverse effect on the consolidated financial position or results of operations of Holdings and Operating Corp.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended February 2, 2002.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

There is no established public trading market for Holdings or Operating Corp. Common Stock. As of March 15, 2002, there were 39 shareholders of record of the Holdings Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a discussion of the ownership of Holdings. Holdings owns 100% of the Common Stock of Operating Corp.

Holdings has not paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. Operating Corp. may from time to time pay cash dividends on its Common Stock to permit Holdings to make required payments relating to its Senior Discount Debentures.

The credit agreement (the "Credit Agreement") and the Indenture relating to the Senior Discount Debentures (the "Holdings Indenture") prohibit the payment of dividends by Holdings on shares of its Common Stock (other than dividends payable solely in shares of capital stock of Holdings). Additionally, because Holdings is a holding company, its ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Each of the Credit Agreement, the Holdings Indenture and the Indenture relating to the Senior Subordinated Notes of Operating Corp., contains covenants which impose substantial restrictions on Operating Corp.'s ability to pay dividends or make distributions to Holdings.

The Directors of Holdings have the right to receive all or a portion of the fees for their services as a Director in Holdings Common Stock. In fiscal year 2001, certain Directors elected to receive a total of 5,524 shares of Holdings Common Stock in payment of their fees, at purchase price per share equal to the fair market value thereof. Holdings issued the Common Stock to the Directors in transactions which did not involve any public offering in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6.      SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial, operating, balance sheet and other data of the Company. The selected income statement and balance sheet data for each of the five fiscal years ended February 2, 2002 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP, independent auditors. The data presented below should be read in conjunction with the Consolidated Financial Statements, including the related Notes thereto, included herein, the other financial information included herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                Fiscal Year Ended
                                                 January 31,       January 30,     January 29,       February 3,   February 2,
                                                 -----------       -----------     -----------       -----------   -----------
                                                    1998              1999            2000              2001          2002
                                                    ----              ----            ----              ----          ----
                                                               (dollars in thousands, except per square foot data)
Income Statement Data:
  Revenues                                     $  881,044        $  870,842        $ 750,696        $  825,975   $  777,940
  Cost of goods sold(a)                           517,378           511,716          431,193           463,909      462,371
  Selling, general and administrative             354,614           332,050          279,302           301,865      295,568
   expenses
  Other charges                                        --             7,995            7,018                --           --
  Charges incurred in connection with
   discontinuance of Clifford & Wills                  --            13,300            4,000             4,130           --
  Income from operations                            9,052             5,781           29,183            56,071       20,001
  Interest expense-net                             20,494            39,323           38,861            36,642       36,512
  Gain on sale of Popular Club Plan                  ----           (10,000)          (1,000)               ---           --
  Expenses incurred-Recapitalization               20,707                --               --              ----           --
  Provision (benefit) for income taxes             (5,262)           (8,162)          (2,050)            7,500       (5,500)
  Extraordinary items and cumulative effect
  of accounting changes, net of taxes              (4,500)               --               --                --           --
                                               ----------        ----------        ---------        ----------   ----------
  Net income (loss)                            $  (31,387)       $  (15,380)       $  (6,628)       $   11,929   $  (11,011)
                                               ==========        ==========        =========        ==========   ==========

                                                                            Fiscal Year Ended

                                              January 31,       January 30,      January 29,   February 3, February 2,
                                                 1998               1999            2000          2001        2002
                                                 ----               ----            ----          ----        ----
Balance Sheet Data (at period end):
  Cash and cash equivalents                   $  12,166          $  9,643       $   38,693    $  32,930    $   16,201
  Working capital                               142,677            95,710           75,929       49,482        39,164
  Total assets                                  421,878           376,330          373,604      389,861       401,320
  Total long term debt and redeemable
  preferred stock                               428,457           433,243          458,218      464,310       510,147
  Stockholders' deficit                        (201,642)         (235,773)        (264,593)    (278,347)     (319,043)

Operating Data:
Revenues:
J. Crew retail                                $ 209,559          $273,972       $  333,575    $ 406,784    $  397,998
J. Crew direct
    Catalog                                     260,853           230,752          213,308      177,535       135,353
    Internet                                      4,000            22,000           65,249      107,225       122,844
                                              ---------          --------       ----------    ---------    ----------
                                                264,853           252,752          278,557      284,760       258,197
                                              ---------          --------       ----------    ---------    ----------


J. Crew factory                                 100,285            96,461          101,987       96,114        85,085
J. Crew licensing                                 2,897             2,712            2,505        3,020         2,560
J. Crew shipping & handling fees                 28,936            30,575           34,072       35,297        34,100
                                              ---------          --------       ----------    ---------    ----------

Total J. Crew brand                             606,530           656,472          750,696      825,975       777,940
Other divisions(b)                              274,514           214,370               --          ---           ---
                                                -------           -------       ----------    ---------    ----------

Total                                         $ 881,044          $870,842       $  750,696    $ 825,975    $  777,940
                                              =========          ========       ==========    =========    ==========

J. Crew Direct:

Number of catalogs circulated (in                76,994            73,440           75,479       72,522        70,762
thousands)
Number of pages circulated (in millions)          9,830             8,819            9,319        8,677         8,242

J. Crew Retail:

Sales per gross square foot(c)                $     542          $    558       $      571    $     567    $      439
Store contribution margin(c)                       23.4%             25.0%            26.0%        23.9%         18.0%
Number of stores open at end of period               51                65               81          105           136
Comparable store sales change(c)                   (6.6)%             9.0%             1.8%         1.7%        (15.5)%

Depreciation and amortization                 $  15,255          $ 15,972       $   19,241    $  22,600    $   31,718

Net capital expenditures(d)
New store openings                            $  19,802          $ 14,749       $   13,300    $  16,700    $   17,572
Other                                            11,565            21,605           27,953       25,475        25,003
                                              ---------          --------       ----------    ---------    ----------

Total net capital expenditures                $  31,367          $ 36,354       $   41,253    $  42,175    $   42,575
                                              =========          ========       ==========    =========    ==========

(a) Includes buying and occupancy costs.
(b) Includes revenues from the Company's Popular Club Plan, Inc. ("PCP") and Clifford & Wills, Inc. ("C&W") divisions and finance charge income from PCP installment sales. PCP was sold effective October 30, 1998 and the Company made a decision in 1998 to exit the catalog and outlet store operations of C&W.
(c) Includes stores that have been opened for a full twelve month period.
(d) Capital expenditures are net of proceeds from construction allowances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - J.CREW GROUP, INC.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of J. Crew Group, Inc. and subsidiaries during the three-year period ended February 2, 2002. This discussion should be read in conjunction with the audited consolidated financial statements of J. Crew Group, Inc. and subsidiaries for the three-year period ended February 2, 2002 and notes thereto included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and judgements that effect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies reflect the more significant estimates and judgements used in the preparation of the consolidated financial statements.

     (a)      Inventory Valuation

              Merchandise inventories are carried at the lower of cost or market. Cost is determined on a first-in first-out basis. We evaluate all of our inventories to determine excess inventories based on estimated future sales. Excess inventories may be disposed of through outlet stores, clearance catalogs, Internet clearance sales and other liquidations. Based on the historical results experienced by the Company through the various methods of disposition the Company writes down the carrying value of inventories which are not expected to be sold at or above costs.

     (b)      Deferred catalog costs

              The costs associated with direct response advertising, which consist primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream of the catalog mailings, which approximates four months. The expected future revenue stream is determined based on historical revenue trends developed over an extended period of time. If the current revenue streams were to diverge from the expected trend, the future revenue streams would be adjusted accordingly.

     (c)      Asset impairment

              The Company is exposed to potential impairment if the book value of its assets exceeds their future cash flows. The major component of our long lived assets represents store fixtures, equipment and leasehold improvements. The impairment of unamortized costs is measured at the store level and the unamortized cost is reduced to fair value if it is determined that the sum of expected future net cash flows is less than net book value.

     (d)      Sales Returns

              The Company must make estimates of future sales returns related to current period sales. Management analyzes historical returns, current economic trends and changes in customer acceptance of its products when evaluating the adequacy of the reserve for sales returns.

          (e) Income taxes

              Deferred tax assets are carried at the amount that the Company believes is more likely than not to be realized. The Company has considered future taxable income and prudent and feasible tax strategies in assessing the need for a valuation allowance. If the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Results of Operations

Consolidated statements of operations presented as a percentage of revenues are as follows:

                                                                                         Fiscal year ended
                                                                                February 2,  February 3,  January 29,
                                                                                   2002         2001         2000
                                                                                   ----         ----         ----
Revenues                                                                           100.0%       100.0%         100.0%
Cost of goods sold, including buying and occupancy costs                            59.4         56.2           57.4
Selling, general and administrative expenses                                        38.0         36.5           37.2
Other charges                                                                         --           --             .9
Charges incurred in connection with discontinuance of C&W                             --           .5             .5
Income from operations                                                               2.6          6.8            3.9
Interest expense, net                                                               (4.7)        (4.4)          (5.2)
Gain on the sale of Popular Club Plan                                                 --           .1             .1
Income/(loss) before income taxes                                                   (2.1)         2.4           (2.2)
Income taxes                                                                          .7          (.9)            .3
                                                                                --------     --------      ---------
Net income/(loss)                                                                   (1.4)%        1.5%           (.9)%
                                                                                ========     ========      =========

Fiscal 2001  Compared to Fiscal 2000

Revenues
--------

Revenues in the fiscal year ended February 2, 2002 decreased 5.8% to $778.0 million from $826.0 million in the fiscal year ended February 3, 2001. The fiscal year ended February 2, 2002 consisted of 52 weeks compared to 53 weeks in fiscal year 2000. Net sales for the fifty-third week were $10.8 million.

J. Crew Retail net sales decreased by 2.2% from $406.8 million in fiscal 2000 to $398.0 million in fiscal 2001. The percentage of the Company's total net sales derived from J. Crew Retail increased to 53.7% in fiscal year 2001 compared to 51.6% in fiscal 2000. The decrease in net sales was due to a decrease of 15.5% in comparable store sales. This decrease offset a 30% increase in the number of stores from 105 at February 3, 2001 to 136 at February 2, 2002.

J. Crew Direct net sales (which includes net sales from catalog and internet operations) decreased by 9.3% from $284.8 million in fiscal 2000 to $258.2 million in fiscal 2001. The percentage of the Company's total net sales derived from J. Crew Direct decreased to 34.8% in fiscal 2001 from 36.2% in fiscal 2000. Catalog net sales decreased to $135.3 million in fiscal 2001 from $177.5 million in fiscal 2000. Pages circulated decreased from 8.7 million in fiscal 2000 to
8.2 billion in fiscal 2001. Internet net sales increased to $122.9 million in fiscal 2001 from $107.3 million in fiscal 2000 as the Company continued to migrate catalog customers to the Internet.

J. Crew Factory net sales decreased from $96.1 million in fiscal 2000 to $85.1 million in fiscal 2001. The percentage of the Company's total net sales derived from J. Crew Factory decreased to 11.5% in fiscal 2001 from 12.2% in fiscal 2000. Comparable store sales for J. Crew Factory decreased by 10.5% in fiscal 2001. There were 41 J. Crew Factory outlet stores at February 2, 2002 and February 3, 2001.

Other revenues which consist of shipping and handling fees and royalties decreased to $36.7 million in fiscal 2001 from $38.3 million in fiscal 2000, primarily as a result of a decrease in shipping and handling fees which is attributable to the decrease in net sales of J.Crew Direct.

Cost of sales, including buying and occupancy costs
---------------------------------------------------

Cost of sales (including buying and occupancy costs) as a percentage of revenues increased to 59.4% in fiscal 2001 from 56.2% in fiscal 2000. This increase was caused by a significant increase in markdowns as a result of the highly promotional retail environment and an increase in buying and occupancy costs caused by a decrease in leverage related to the decline in comp store sales.

Selling, general and administrative expenses
--------------------------------------------

Selling, general and administrative expenses decreased to $295.6 million in fiscal 2001 (38.0% of revenues) from $301.9 million in fiscal 2000 (36.6% of revenues).

General and administrative expenses of the J.Crew brand decreased to $234.8 million in fiscal 2001 (30.2% of revenues) from $239.2 million in fiscal 2000 (29.0% of revenues). This decrease resulted from a decrease in bonus provision in fiscal 2001 and the cost cutting initiatives instituted in the first quarter of 2001 which were offset by the additional retail stores in operation during fiscal 2001 and a $10.1 million increase in depreciation and amortization.

Selling expenses were $60.8 million in fiscal 2001 (7.8% of revenues) compared to $62.7 million in fiscal 2000 (7.6% of revenues). This decrease was due primarily to a decrease in pages circulated from 8.7 billion pages in fiscal year 2000 to 8.2 billion pages in fiscal 2001.

Interest expense
----------------

Interest expense, net was $36.5 million in fiscal year 2001 compared to $36.6 million in fiscal 2000. The increase resulting from higher average borrowings in fiscal 2001 under the Revolving Credit Facility and higher non-cash interest was offset by the pay off of the term loan in January 2001 and a decrease in interest rates. Average borrowings under the Revolving Credit Facility required to fund inventories and capital expenditures were $43.1 million in fiscal 2001 compared to $9.8 million in fiscal 2000.

Interest expense included non-cash interest and amortization of deferred financing costs of $17.4 million in fiscal 2001 compared to $16.4 million in fiscal 2000.

Income Taxes
------------

The effective tax rate was a benefit of 33.3% in fiscal 2001 compared to a provision of 38.6% in fiscal 2000. The effective rate in 2001 was less than the normal rate due primarily to the inability of subsidiaries to carry back net operating losses for state tax purposes, resulting in a lower tax benefit.

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

J. Crew Direct net sales (which includes net sales from catalog and Internet operations) increased by 2.2% from $278.6 million in fiscal 1999 to $284.8 million in fiscal 2000. The percentage of the Company's total net sales derived from J. Crew Direct decreased to 36.2% in fiscal 2000 from 39.0% in fiscal 1999. Catalog net sales decreased to $177.5 million in fiscal 2000 from $213.3 million in fiscal 1999. Internet net sales increased to $107.3 million in fiscal 2000 from $65.2 million in fiscal 1999 as the Company continued to migrate catalog customers to the Internet.

J.Crew Factory net sales decreased by 5.8% from $102.0 million in fiscal 1999 to $96.1 million in fiscal 2000. The percentage of the Company's total net sales derived from J. Crew Factory decreased to 12.2% in fiscal 2000 from 14.3% in fiscal 1999. Comparable store sales for J. Crew Factory decreased by 2.9% in fiscal 2000. J. Crew Factory closed one store in fiscal 2000 and 41 stores were open at February 3, 2001.

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

Write-down of assets and other charges in connection with the discontinuance of
-------------------------------------------------------------------------------
Clifford & Wills
----------------

An additional charge of $4.1 million was incurred in fiscal 2000 to write off the remaining balance of the net assets of the Company's Clifford & Wills catalog and factory outlet subsidiaries, primarily inventories.

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

Income Taxes
------------

The effective tax rate was a provision of 38.6% in fiscal 2000 compared to a benefit of (23.6%) in fiscal 1999. The effective tax rate in 1999 was less than the normal rate due primarily to the inability of certain subsidiaries to deduct net operating losses for state tax purposes.

Liquidity and Capital Resources

The Company's sources of liquidity have been primarily cash flows from operations and borrowings under the Revolving Credit Facility. The Company's primary cash needs have been for capital expenditures incurred primarily for opening new stores and system enhancements, debt service requirements and working capital.

Cash provided by operating activities was $25.6 million in fiscal 2001 compared to $70.3 million in fiscal 2000. The decrease in cash provided by operations resulted from a decrease in earnings before interest, taxes and depreciation and amortization of $30.1 million and a change in working capital items of $14.6 million.

Capital expenditures, net of construction allowances, were approximately $42.6 million in fiscal 2001. These expenditures consisted primarily of the opening of 34 new J. Crew retail stores and for systems enhancements, primarily the SAP enterprise resource planning system.

Capital expenditures are expected to be approximately $25.0 million in fiscal 2002, primarily for the opening of at least 15 J. Crew retail stores. The expected capital expenditures will be funded from internally generated cash flows and by borrowings from available financing sources.

There were no borrowings under the Revolving Credit Facility at February 2, 2002 and February 3, 2001. Average borrowings under the Revolving Credit Facility were $43.1 for fiscal 2001 and $9.8 million for fiscal 2000. There are no scheduled principal payments of the Company's long term debt during the next five years.

Effective October 15, 2002, the interest payments accruing on the 13 1/8% Senior Discount Debentures will become payable in cash on April 15 and October 15 of each year subsequent thereto. The annual cash payments will be approximately $18.6 million.

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

The following summarizes the Company's contractual and other commercial obligations as of February 2, 2002 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations               Within 1 year       2 - 3 years     4 - 5 years   after 5 years        Total
-----------------------               -------------       -----------     -----------   -------------        -----
                                                                        ($ in millions)
Long term debt                                $  --             $  --           $ --           $279.7        $279.7
Operating lease obligations                    46.4              88.6            76.8           139.3         351.1
                                              -----             -----           -----          ------        ------
                                               46.4              88.6            76.8           419.0         630.8
                                              =====             =====           =====          ======        ======

Other Commerical commitments          Within 1 year       2 - 3 years     4 - 5 years   after 5 years         Total
----------------------------          -------------       -----------     -----------   -------------         -----
Letters of Credit                                                 ($ in  millions)

       Standby                                $  --             $  --          $   --          $  1.8        $  1.8
       Import                                  44.5                --              --              --          44.5
                                              -----             -----          ------          ------        ------
                                               44.5                --              --             1.8          46.3
                                              =====             =====          ======          ======        ======

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

Seasonality

The Company's retail and direct businesses experience two distinct selling seasons, spring and fall. The spring season is comprised of the first and second quarters and the fall season is comprised of the third and fourth quarters. Net sales are usually substantially higher in the fall season and selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season. Approximately 35% of annual net sales in fiscal 2001 occurred in the fourth quarter. The Company's working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires testing at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date of January 1, 2002. These statements had no effect on the Company's financial statements in fiscal 2001 and are not anticipated to have any effect in fiscal 2002.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 will not have any impact on the Company's financial statements.

EITF Issue No. 00-14 "Accounting for Certain Sales Incentives" will be effective in the first quarter of fiscal 2002. This EITF addresses the accounting for and classification of various sales incentives. The adoption of the provisions of this EITF will not have a material effect on the Company's financial statements in fiscal 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - J. CREW OPERATING CORP.

This discussion should be read in conjunction with the audited consolidated financial statements of J. Crew Operating Corp. and subsidiaries for the two-year period ended February 2, 2002 and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations
---------------------

Fiscal 2001 Compared to Fiscal 2000

Revenues
--------

Revenues in the fiscal year ended February 2, 2002 decreased 5.8% to $778.0 million from $826.0 million in the fiscal year ended February 3, 2001. The fiscal year ended February 2, 2002 consisted of 52 weeks compared to 53 weeks in fiscal year 2000. Net sales for the fifty-third week were $10.8 million.

J. Crew Retail net sales decreased by 2.2% from $406.8 million in fiscal 2000 to $398.0 million in fiscal 2001. The percentage of the Company's total net sales derived from J. Crew Retail increased to 53.7% in fiscal year 2001 compared to 51.6% in fiscal 2000. The decrease in net sales was due to a decrease of 15.5% in comparable store sales. This decrease offset a 30% increase in the number of stores from 105 at February 3, 2001 to 136 at February 2, 2002.

J. Crew Direct net sales (which includes net sales from catalog and Internet operations) decreased by 9.3% from $284.8 million in fiscal 2000 to $258.2 million in fiscal 2001. The percentage of the Company's total net sales derived from J. Crew Direct decreased to 34.8% in fiscal 2001 from 36.2% in fiscal 2000. Catalog net sales decreased to $135.3 million in fiscal 2001 from $177.5 million in fiscal 2000 pages circulated decreased from 8.7 million in fiscal 2000 to 8.2 billion in fiscal 2001. Internet net sales increased to $122.9 million in fiscal 2001 from $107.3 million in fiscal 2000 as the Company continued to migrate catalog customers to the Internet.

J.Crew Factory net sales decreased from $96.1 million in fiscal 2000 to $85.1 million in fiscal 2001. The percentage of the Company's total net sales derived from J. Crew Factory decreased to 11.5% in fiscal 2001 from 12.2% in fiscal 2000. Comparable store sales for J. Crew Factory decreased by 10.5% in fiscal 2001. There were 41 J. Crew Factory stores at February 2, 2002 and February 3, 2001.

Other revenues which consist of shipping and handling fees and royalties decreased to $36.7 million in fiscal 2001 from $38.3 million in fiscal 2000, primarily as a result of a decrease in shipping and handling fees which is attributable to the decrease in net sales of J.Crew Direct.

Cost of sales, including buying and occupancy costs
----------------------------------------------------

Cost of sales (including buying and occupancy costs) as a percentage of revenues increased to 59.4% in fiscal 2001 from 56.2% in fiscal 2000. This increase was caused by a significant increase in markdowns as a result of the highly promotional retail environment and an increase in buying and occupancy costs caused by a decrease in leverage related to the decline in comp store sales.

Selling, general and administrative expenses
--------------------------------------------

Selling, general and administrative expenses decreased to $294.9 million in fiscal 2001 (37.9% of revenues) from $301.2 million in fiscal 2000 (36.5% of revenues).

General and administrative expenses of the J.Crew brand decreased to $234.1 million in fiscal 2001 (30.1% of revenues) from $238.5 million in fiscal 2000 (28.9% of revenues). This decrease resulted from a decrease in bonus provision in fiscal 2001 and the cost cutting initiatives instituted in the first quarter of 2001 which were offset by the additional retail stores in operation and a $10.1 million increase in depreciation and amortization during fiscal 2001.

Selling expenses were $60.8 million in fiscal 2001 (7.8% of revenues) compared to $62.7 million in fiscal 2000 (7.6% of revenues). This decrease was due primarily to a decrease in pages circulated from 8.7 billion pages in fiscal year 2000 to 8.2 billions pages in fiscal 2001.

Interest expense
----------------

Interest expense, net was $20.9 million in fiscal 2001 compared to $22.8 million in fiscal 2000. The decrease resulted from the pay off of the term loan in January 2001 and a decrease in interest rates offset by higher average borrowings in fiscal 2001. Average borrowings under the Revolving Credit Facility required to fund inventories and capital expenditures were $43.1 million in fiscal 2001 compared $9.8 million in fiscal 2000.

Income Taxes
------------

The effective tax rate was a benefit of 46.7% in fiscal 2001 compared to a provision of 35.9% in fiscal 2000. The state tax provision in 2000 was reduced by the utilization of net operating loss carryovers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility. The interest rates are a function of the bank prime rate or LIBOR. A one percentage point change in the base interest rate would result in approximately $500,000 change in income before income taxes.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at February 2, 2002 were approximately $46.3 million.

The Company has a licensing agreement in Japan which provides for royalty payments based on sales of J. Crew merchandise as denominated in yen. The Company has from time to time entered into forward foreign exchange contracts to minimize this risk. There were no forward foreign exchange contracts outstanding during fiscal year 2001.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are set forth herein commencing on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Information required by Items 10-14 with respect to Operating Corp. has been omitted pursuant to General Instruction I of Form 10-K. Information required by Items 10-14 with respect to Holdings is described below.

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

Name                                        Age               Position
----                                        ---               --------
Emily Woods............................     40                Director, Chairman of the Board
Mark A. Sarvary........................     42                Director, Chief Executive Officer
David Bonderman........................     59                Director
Richard W. Boyce.......................     47                Director
Gregory D. Brenneman...................     40                Director
John W. Burden, III....................     65                Director
Basha Cohen............................     41                Senior Vice President, Womens Product Development
James G. Coulter.......................     42                Director
Donald Fleming.........................     54                Executive Vice President, Stores
Scott Formby...........................     40                Executive Vice President, Design
Blair Gordon...........................     39                Executive Vice President, Creative Director
Arlene S. Hong.........................     33                Senior Vice President, General Counsel and
                                                              Corporate Secretary
Scott D. Hyatt.........................     44                Senior Vice President, Manufacturing
Walter Killough........................     47                Chief Operating Officer
David F. Kozel.........................     46                Executive Vice President, Human Resources
Nicholas Lamberti......................     59                Vice President, Corporate Controller
Scott M. Rosen.........................     43                Executive Vice President, Chief Financial Officer
Michael J. Scandiffio..................     53                Executive Vice President, Mens
David M. Schwarz.......................     51                Director
Thomas W. Scott........................     36                Director
Carol Sharpe...........................     47                Executive Vice President, Womens
Brian T. Swette........................     48                Director
Josh S. Weston.........................     73                Director

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

Mark A. Sarvary
         Mr. Sarvary has been Chief Executive Officer of the Company and a director of Holdings since May 1999. He was President/General Manager of the Nestle Frozen Food Division of Nestle USA from 1996 to 1999.

David Bonderman
         Mr. Bonderman became a director of Holdings in 1997. Mr. Bonderman is a founding partner of Texas Pacific Group and has been Managing General Partner of TPG since 1992. Mr. Bonderman serves on the Boards of Directors of Proquest Company, Continental Airlines, Inc., Co-Star Group, Inc., Denbury Resources Inc., Ducati Motor Holdings S.p.A., Magellan Health Services, Inc., Oxford Health Plans, Inc., Paradyne Networks, Inc., RyanAir Holdings PLC., ON Semiconductor Corporation, Washington Mutual, Inc., Agenesys, Inc. and Seagate Technology, Inc.

Richard W. Boyce
         Mr. Boyce became a director of Holdings in 1997 and served as Chief Executive Officer of the Company during portions of 1997 and 1999 while also providing operating oversight to the remainder of the TPG portfolio. Mr. Boyce is the senior operating partner of Texas Pacific Group. Prior to joining Texas Pacific Group in 1997, Mr. Boyce was employed by PepsiCo from 1992 to 1997, most recently as Senior Vice President of Operations for Pepsi-Cola, North America. He was Chairman of Favorite Brands International Holding Corp., which filed for protection under Chapter 11 of the Bankruptcy Code in 1999. He also serves on the Boards of Directors of Del Monte Foods Corp., MEMC Electronic Materials, Inc., Punch Group Ltd., and ON Semiconductor Corporation.

Gregory D. Brenneman
         Mr. Brenneman became a director of Holdings in 1998. Mr. Brenneman has been Chairman and Chief Executive Officer of Turnworks, Inc. (private equity firm) since 1994. He was President and Chief Operating Officer of Continental Airlines, Inc. from 1995 to 2001. He also serves as director of Automatic Data Processing and Home Depot, Inc.

John W. Burden, III
         Mr. Burden became a director of Holdings in 1998. Mr. Burden has been a retail consultant for more than five years. He also serves as a director of Saks Incorporated and Chicos Fas Inc.

Basha Cohen
         Ms. Cohen has been Senior Vice President, Womens Product Development of the Company since 2000. Prior thereto, she was Senior Vice President, General Merchandising Manager, Womens Mail Order and Retail since 1999 and Senior Vice President, General Merchandising Manager, Womens Mail Order from 1998 to 1999. Prior to joining the Company, Ms. Cohen was Senior Vice President, Design and Buying of Laura Ashley PLC (retail apparel company) for three years.

James G. Coulter
         Mr. Coulter became a director of Holdings in 1997. Mr. Coulter is a founding partner of Texas Pacific Group and has been Managing General Partner of TPG for more than eight years. Mr. Coulter serves on the Boards of Directors of Genesis Health Ventures, Inc., Globespan, Inc., Seagate Technology, Inc., MEMC Electronic Materials, Inc., Evolution Global Partners and Zhone Technologies.

Donald Fleming
         Mr. Fleming has been Executive Vice President, Stores of the Company since May 2001 and prior thereto he was Senior Vice President, Factory since 1999. Before joining the Company, he was Northeast Regional Director of Victoria's Secret (retail apparel company) since 1996.

Scott Formby
        Mr. Formby has been Executive Vice President, Design of the Company since 1999. His employment with the Company terminated on April 18, 2002. Prior thereto, he was Vice President, Design for more than five years.

Blair Gordon
         Mr. Gordon has been Executive Vice President, Creative Director of the Company since January 2002. Prior thereto, he was Executive Vice President, Specialty Retail of Nautica Enterprises, Inc. (retail apparel company) since 2000 and Vice President, Creative Services of Polo Ralph Lauren Corporation (retail apparel company) from 1997 to 2000.

Arlene S. Hong
         Ms. Hong has been Senior Vice President, General Counsel and Corporate Secretary of the Company since February 2002 and Vice President and Associate General Counsel since 2000. Prior to joining the Company, she practiced law at the New York offices of the international law firm of Proskauer Rose LLP for more than three years.

Scott D. Hyatt
         Mr. Hyatt has been Senior Vice President, Manufacturing of the Company since 1998. Prior thereto, he was with Express, a division of the Limited, Inc. (retail apparel company), as Vice President, Production and Sourcing from 1996 to 1998

Walter Killough
         Mr. Killough has been Chief Operating Officer of the Company since 1999. He was Senior Vice President, General Manager, Mail Order from 1997 to 1999 and prior thereto, he was Senior Vice President of Clifford & Wills, a subsidiary of the Company, for more than five years.

David F. Kozel
         Mr. Kozel has been Executive Vice-President, Human Resources of the Company since February 2002 and Senior Vice President, Human Resources since 1999. Prior thereto, he was with Grey Advertising Inc. (advertising services company) as Vice President, Human Resources since 1998, and Vice President, Human Resources of Deluxe Corporation (check printing and electronic payment processing services company) from 1997 to 1998.

Nicholas Lamberti
         Mr. Lamberti has been Vice President - Corporate Controller of the Company for more than five years.

Scott M. Rosen
         Mr. Rosen has been Executive Vice President and Chief Financial Officer of the Company since 1999, Senior Vice President and Chief Financial Officer from 1998 until then and Chief Financial Officer of the Mail Order division of the Company for four years prior thereto.

Michael J. Scandiffio
         Mr. Scandiffio has been Executive Vice President, Mens since June 2001. Prior thereto, he was Executive Vice President, Merchandising and Design of Pacific Sunwear of California, Inc. (retail apparel company) since 1999 and President of the retail division of Brooks Brothers (retail apparel company) from 1997 to 1999.

David M. Schwarz
         Mr. Schwarz became a director of Holdings in October 2001. Mr. Schwarz has been President and Chief Executive Officer of David M. Schwarz / Architectural Services, Inc. (architectural services firm) for more than five years.

Thomas W. Scott
         Mr. Scott became a director of Holdings in January 2002. Mr. Scott is a founding partner of Nantucket Allserve Inc. (beverage supplier) and has been Co-Chairman since 1989 and Co-Chairman and Co-Chief Executive Officer from 1989 to 2000. Mr. Scott has also been Co-Chairman of Shelflink (supply chain software company) since 2000.

     Ms. Sharpe has been Executive Vice President, Womens of the Company since June 2001 and prior thereto was in the positions of Executive Vice President - Merchandising - Brand, Senior Vice President, General Merchandising Manager, Retail and Senior Vice President and General Merchandising Manager-Women's since 1998. She was Vice President, Women's for more than 5 years prior to 1998.

Brian T. Swette
     Mr. Swette became a director of Holdings in 1998. He has been Vice-President of Corporate Development of eBay Inc. (person-to-person trading community on the Internet), since 2001 and prior thereto he was Chief Operating Officer since 1999 and Senior Vice President of Marketing and International from 1998 to 1999. Prior to joining eBay, he was Executive Vice President and Chief Marketing Officer-Global Beverages of Pepsi-Cola Beverages from 1996 and Executive Vice President Marketing-North America of Pepsi-Cola Beverages from 1994 to 1996. He is also a director of eBay.

Josh S. Weston
     Mr. Weston became a director of Holdings in 1998. He has been Honorary Chairman of the Board of Directors of Automatic Data Processing (computing services business) since 1998. He was Chairman of the Board of Automatic Data Processing from 1996 until 1998 and Chairman and Chief Executive Officer for more than five years prior thereto. Mr. Weston is also a director of Gentiva Health Services, Inc., Aegis Communications Group, Inc., and Russ Berrie & Company, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid by the Company for fiscal years 2001, 2000, and 1999 to each individual serving as its chief executive officer during fiscal 2001 and to each of the four other most highly compensated executive officers of the Company as of the end of fiscal 2001.

                                                                                      Long-Term Compensation
                                              Annual Compensation                  Awards              Payouts
                                        ------------------------------------------------------------------------
                                                                                                Securities
Name                                                           Other Annual      Restricted     Underlying    LTIP       All Other
And                           Fiscal      Salary     Bonus     Compensation        Stock         Options/    Payouts   Compensation
Principal Position             Year        ($)        ($)          ($)          Award(s)($)(1)   SARS (#)(1)   ($)         ($)
-----------------------------------------------------------------------------------------------------------------------------------
 Emily Woods                   2001    $1,000,000          --    $        --           --           --          --    $  5,250(4)
 Chairman  (2)                 2000     1,000,000   1,000,000             --           --           --          --       5,250(4)
                               1999     1,000,000   1,000,000             --           --           --          --       5,000(4)

 Mark Sarvary                  2001       675,000          --             --           --           --          --       5,250(4)
 Chief Executive Officer                                                                                                 5,250(4)
                               2000       675,000     502,500             --           --           --          --      60,000(5)
                               1999       425,000     335,000      1,000,000(3)        --      272,000          --     135,000(5)

 Basha Cohen                   2001       400,000          --             --           --           --          --       5,250(4)
 Senior Vice President,
 Womens Product Development    2000       400,000     210,000             --           --           --          --       5,250(4)
                               1999       400,000     100,000             --           --           --          --          --

 Scott Formby
 Executive Vice President,     2001       450,000          --             --           --           --          --       4,558(4)
 Design (6)
                               2000       450,000     337,500             --           --       10,000          --       4,558(4)
                               1999       422,000     106,800             --           --        8,800          --       5,000(4)

 Carol Sharpe
 Executive Vice President,     2001       400,000          --             --           --           --          --       5,250(4)
 Women's                       2000       400,000     360,000             --           --           --          --       5,250(4)
                               1999       362,500     240,000        360,000(3)        --       12,000          --       5,000(4)

____________
(1) There is no established public market for shares of Holdings Common Stock. Holders of restricted stock have the same right to receive dividends as other holders of Holdings Common Stock. Holdings has not paid any cash dividends on its Common Stock.
(2) Ms. Woods was granted 661,600 shares of Holdings Common Stock ("Woods Restricted Shares"), on October 17, 1997 of which 78,600 shares vested immediately upon grant, 194,400 shares vested on each of October 17, 2000 and 2001 and 194,200 shares will vest on October 17, 2002.
(3)   This amount is a signing bonus.
(4)   Represents Company matching contributions to 401(k) plan.
(5)   Relocation.
(6)   Mr. Formby's employment with the Company terminated on April 18, 2002.

The following Table shows information concerning stock options to purchase shares of Holdings Common Stock granted to any of the named executive officers during fiscal year 2001.

                                                Option Grants In Fiscal Year 2001


                                                                                          Assumed Annual Rates Of
                                                                                       Stock Price Appreciation For
                            Individual Grants                                                  Option Term
-------------------------------------------------------------------------------------------------------------------------
                     Number of           Percent Of
                    Securities          Total Options
                    Underlying           Granted To
                      Options           Employees In         Exercise       Expiration
Name             Granted(#) (1)          Fiscal Year        Price($/Sh)        Date           5%($)        10% ($)
-------------------------------------------------------------------------------------------------------------------------

None

___________
(1)     The Company has not granted any SARs.


        The following Table shows the number of stock options held to purchase shares of Holdings Common Stock by the named executive officers at the end of fiscal year 2001. The named executive officers did not exercise any stock options in fiscal year 2001.

              Aggregated Option Exercises in Fiscal Year 2001 and Fiscal Year-End Option Values

                                                                                      Number Of Securities
                                                                                     Underlying Unexercised
                                                                                 Options At Fiscal Year End (1)
                                                                                               (#)
Name                                                                                Exercisable/Unexercisable
----                                                                                -------------------------
Basha Cohen.................................................................             20,000/  5,000
Scott Formby (2)............................................................             34,240/ 15,760
Mark Sarvary ...............................................................            108,800/163,200
Carol Sharpe ...............................................................             24,800/ 12,200
Emily Woods ................................................................            131,200/361,000

__________


(1)   There is no established public market for shares of Holdings Common Stock.
(2)   Mr. Formby's employment with the Company terminated on April 18, 2002.

Employment Agreements and Other Compensation Arrangements

Ms. Woods has an employment agreement with Holdings and Operating Corp. (the "Employers") which provides that, for a period of five years beginning on October 17, 1997, she will serve as Chairman of the Board of Directors of Holdings. The employment agreement provides for a minimum annual base salary of $1.0 million, and an annual target bonus of up to $1.0 million based on achievement of earnings objectives to be determined each year. The employment agreement also provided for the grant of 661,600 shares of Holdings Common Stock (the "Woods Restricted Shares") and the reimbursement of income taxes incurred by Ms. Woods in connection with such grant. (See footnote 2 to the Executive Compensation Table for information on the vesting of the Woods Restricted Shares). Ms. Woods is also entitled to various executive benefits and perquisites under the employment agreement.

Under the terms of stock options awarded to Ms. Woods under the Company's Stock Option Plan, all unvested options shall become exercisable (i) if Ms. Woods' employment is terminated by Holdings without cause, by Ms. Woods for good reason or by reason of death or disability, or (ii) in the event of a change in control of Holdings. Because of a change in Ms. Woods' duties and responsibilities, upon the termination of Ms. Woods' employment, she will be entitled to severance benefits and other benefits as described in the February 4, 2000 amendment to her employment agreement.

Mr. Sarvary has an employment agreement with Operating Corp., which provides that, for a period of five years commencing on May 10, 1999, he will serve as Chief Executive Officer of Operating Corp. The Employers also agreed to cause Mr. Sarvary to be elected to the Board of Directors of Holdings. The employment agreement provides for a minimum annual base salary of $670,000 and an annual target bonus of 50% of his annual base salary based on achievement of earnings objectives to be determined each year. The employment agreement also provides for the payment of a signing bonus of $1,000,000 and the grant of options to purchase 272,000 shares of Holdings Common Stock as well as the grant of additional stock options to purchase 68,000 shares on the earlier of the date of an initial public offering of Holdings Common Stock or May 10, 2004. Mr. Sarvary is also entitled to various executive benefits and perquisites under the employment agreement.

In the event of a change in Mr. Sarvary's duties and responsibilities, upon the termination of Mr. Sarvary's employment, he will be entitled to receive severance and other benefits described in the January 15, 2002 amendment to his employment agreement. These include the payment of an amount equal to two times his base salary and the continuation of medical and life insurance benefits for a period of time after the termination date. In addition, the portion of his stock options that are vested as of the termination of his employment will remain exercisable for three years.

Ms. Cohen has a letter agreement with Operating Corp. which provides that, in the event of her termination by Operating Corp. without Cause (as that term is defined in the letter agreement), she will receive a continuation of her base salary and medical benefits for a period of one year after the termination date and the payment of any bonus that she would otherwise have received for the fiscal year ending before the termination date.

Mr. Formby has a letter agreement with Operating Corp. which provides that, in the event of the termination of his employment with Operating Corp. without Cause (as that term is defined in the letter agreement), he will receive a continuation of his base salary and medical benefits for a period of one year after the termination date. Mr. Formby's employment with the Company terminated on April 18, 2002 as a result of which he is entitled to receive the aforementioned benefits.

Ms. Sharpe has an employment agreement with Operating Corp. which provides that, for a period of five years commencing on April 30, 1999, she will serve as Executive Vice President-Merchandising of Operating Corp. The employment agreement provides for a minimum annual base salary of $400,000 and an annual target bonus of 60% of her annual base salary based on achievement of earnings objectives to be determined for each year. The employment agreement also provides for a signing bonus of $360,000 and the grant of options to purchase 12,000 shares of Holdings Common Stock. The employment agreement provides for continuation of salary for a period of one year if Ms. Sharpe's employment is terminated without Cause (as defined in the Agreement). Ms. Sharpe's employment agreement also provides that if, on April 30, 2003, the aggregate spread between the fair market value per share and the exercise price per share of her options to purchase 34,600 shares of Holdings Common Stock does not equal or exceed $1,124,500, then Operating Corp. will pay her a cash payment equal to any such shortfall, subject to adjustment in the event she has disposed of any of the shares underlying such options.

The Woods Restricted Shares and any shares of Holdings Common Stock acquired by Ms. Woods, Mr. Sarvary, Mr. Formby, Ms. Sharpe and Ms. Cohen pursuant to the exercise of options are subject to a shareholders' agreement providing for certain transfer restrictions, registration rights and customary tag-along and drag-along rights.


Compensation Committee Interlocks and Insider Participation

Ms. Woods, Chairman, and Mr. Boyce, a director and former Chief Executive Officer of the Company, are members of the Compensation Committee of Holdings.

Compensation of Directors

An attendance fee of $10,000 for each Board of Directors meeting (up to a maximum of $40,000 per year) is paid to each Director who is neither an employee of the Company nor a representative of TPG. Directors have the option to receive all or a portion of that fee paid in cash or in shares of Holdings Common Stock at a per share purchase price equal to the fair market value thereof.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Common Stock of Holdings as of March 15, 2002 for each person who is known to Holdings to be the beneficial owner of 5% or more of Holdings Common Stock. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.

                               Name and Address                          Amount and Nature of         Percent of
Title of Class                 of Beneficial Owner                       Beneficial Ownership           Class
----------------------------------------------------------------------------------------------------------------------
Common Stock                   TPG Partners II, L.P.                     7,313,797.6 shares (1)          59%
                               301 Commerce Street, Suite 3300
                               Fort Worth, TX 76102

Common Stock                   Emily Woods                               2,396,376.6 shares (2)          19%
                               J. Crew Group, Inc.
                               770 Broadway
                               New York, NY 10003

___________

(1) These shares of Common Stock are held by TPG and the following affiliates of TPG (collectively, "TPG Affiliates"): TPG Parallel II L.P., TPG Partners II L.P. and TPG Investors II, L.P.

(2) Includes (a) 131,200 shares not currently owned but which are issuable upon the exercise of stock options awarded under the Company's Stock Option Plan that are currently exercisable, and (b) 194,200 shares of Common Stock that have not vested and are held in custody by the Company until vesting thereof.

         The following table sets forth information regarding the beneficial ownership of each class of equity securities of Holdings as of March 15, 2002 for (i) each director, (ii) each of the executive officers identified in the table set forth under Item 11. "Executive Compensation", and (iii) all directors and executive officers as a group. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.

                                                                          Number of Shares
                                                                              and Nature of           Percent of
Title of Class                       Name of Beneficial Owner           Beneficial Ownership             Class
----------------------------------------------------------------------------------------------------------------------
Common Stock                         David Bonderman                       7,313,797.6(1)                 59%
Common Stock                         Richard W. Boyce                           55,200(2)                  *
Common Stock                         Gregory D. Brenneman                       13,000                     *
Common Stock                         John W. Burden, III                     4,466.276                     *
Common Stock                         Basha Cohen                                20,000(2)
Common Stock                         James G. Coulter                      7,313,797.6(1)                 59%
Common Stock                         Scott Formby                               34,240(2)(4)               *
Common Stock                         Mark A. Sarvary                           163,200(2)                  *
Common Stock                         David M. Schwarz                            1,232                     *
Common Stock                         Thomas W. Scott                                 0                     *
Common Stock                         Carol Sharpe                               27,200(2)                  *
Common Stock                         Brian T. Swette                        20,012.276                     *
Common Stock                         Josh S. Weston                         19,612.276                     *
Common Stock                         Emily Woods                           2,396,376.6(3)                 19%
Common Stock                         All Directors and executive            10,156,617(1)(2)(3)           81%
                                     officers as a group
Series A Preferred Stock             David Bonderman                         73,474.58(1)                 79%
Series A Preferred Stock             Gregory D. Brenneman                           60                     *
Series A Preferred Stock             James G. Coulter                        73,474.58(1)                 79%
Series A Preferred Stock             Brian T. Swette                                60                     *
Series A Preferred Stock             Josh S. Weston                                 60                     *
Series A Preferred Stock             Emily Woods                             2,978.505                     3%
Series A Preferred Stock             All Directors and executive            76,633.085                    83%
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

(3) Includes (a) 131,200 shares not currently owned but which are issuable upon the exercise of stock options awarded under the Company's Stock Option Plan that are currently exercisable, and (b) 194,200 shares of Common Stock that have not vested and are held in custody by the Company until vesting thereof.

(4)  Mr. Formby's employment with the Company terminated on April 18, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with Mr. Sarvary's relocation to the Company's headquarters, the Company loaned Mr. Sarvary $1.0 million on an interest-free basis to purchase a residence. The largest amount outstanding in fiscal year 2001 was $950,000. The loan is secured by a mortgage on that residence and $850,000 is still outstanding.

     Holdings and its subsidiaries entered into a tax sharing agreement providing (among other things) that each of the subsidiaries will reimburse Holdings for its share of income taxes determined as if such subsidiary had filed its tax returns separately from Holdings.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

J. Crew Group, Inc.
-------------------

(a)      1.    Financial Statements

               The following financial statements of J. Crew Group, Inc. and subsidiaries are included in Item 8:

               (i)    Report of KPMG LLP, Independent Auditors
               (ii) Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001
               (iii) Consolidated Statements of Operations - Years ended February 2, 2002, February 3, 2001 and January 29, 2000
               (iv) Consolidated Statements of changes in Stockholders' Deficit -Years ended February 2, 2002, February 3, 2001 and January 29, 2000
               (v) Consolidated Statements of Cash Flows - Years ended February 2, 2002, February 3, 2001 and January 29, 2000
               (vi)   Notes to consolidated financial statements

         2.    Financial Statements Schedules

               Schedule II    Valuation and Qualifying Accounts

         3.    Exhibits

               The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)      Reports on Form 8-K

         J. Crew Group, Inc., has not filed any reports on Form 8-K during the fiscal quarter ended February 2, 2002.

(c)      Exhibits

         See Item 14(a)3 above

(d)      Financial Statement Schedules

         See Item 14(a)1 and 14(a)2 above

J. Crew Operating Corp.
----------------------

(a)      1.    Financial Statements

               The following financial statements of J. Crew Operating Corp. and subsidiaries are included in Item 8:

               (i)    Report of KPMG LLP, Independent Auditors
               (ii) Consolidated Balance Sheets - as of February 2, 2002 and February 3, 2001
               (iii) Consolidated Statements of Operations - Years ended February 2, 2002, February 3, 2001and January 31, 2000
               (iv) Consolidated Statements of Cash Flows - Years ended February 2, 2002, February 3, 2001 and January 29, 2000
               (v)    Notes to consolidated financial statements

         2.    Financial Statement Schedules

               Schedule II Valuation and Qualifying Accounts

         3.    Exhibits

               The exhibits listed in the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)      Reports on Form 8-K

         J. Crew Operating Corp., has not filed any reports on Form 8-K during the fiscal quarter ended February 2, 2002.

(c)      Exhibits

               See Item 14(a)3 above

(d)      Financial Statement Schedules

               See Item 14(a) 1 and 14(a) 2 above

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              J. CREW GROUP, INC.
Date: April 17, 2002                          J. CREW OPERATING CORP.
                                              By: /s/ Mark A. Sarvary
                                                  -------------------
                                                  Mark A. Sarvary
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities indicated, on April 17, 2002.

              Signature                                                Title
              ---------                                                ------
         /s/ Emily Woods                                  Director; Chairman of the Board
         ---------------------------
         Emily Woods

         /s/ Mark A. Sarvary                              Director; Chief Executive Officer
         ---------------------------                      (Principal Executive Officer)
         Mark A. Sarvary

         /s/ Scott M. Rosen                               Executive Vice President, Chief Financial
         ---------------------------                      Officer (Principal Financial Officer)
         Scott M. Rosen

         /s/ Nicholas Lamberti                            Vice President, Corporate Controller
         ---------------------------                      (Principal Accounting Officer)
         Nicholas Lamberti

         /s/ David Bonderman                              Director
         ---------------------------
         David Bonderman

         /s/ Richard W. Boyce                             Director
         ---------------------------
         Richard W. Boyce

         /s/ Gregory D. Brenneman                         Director
         ---------------------------
         Gregory D. Brenneman

         /s/ John W. Burden, III                          Director
         ---------------------------
         John W. Burden, III

         /s/ James G. Coulter                             Director
         ---------------------------
         James G. Coulter

         /s/ David M. Schwarz                             Director
         ---------------------------
         David M. Schwarz

         /s/ Thomas W. Scott                              Director
         ---------------------------
         Thomas W. Scott

         /s/ Brian T. Swette                              Director
         ---------------------------
         Brian T. Swette

         /s/ Josh S. Weston                               Director
         ---------------------------
         Josh S. Weston

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Crew Group, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                       KPMG LLP

March 25, 2002, except as to note 6,
which is as of April 17, 2002
New York, NY

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                 February 2,         February 3,
                                 Assets                                             2002                 2001
                                 ------                                             ----                 ----
                                                                                          (in thousands)
Current assets:
     Cash and cash equivalents                                                    $  16,201            $  32,930
     Merchandise inventories                                                        138,918              140,667
     Prepaid expenses and other current assets                                       27,026               23,740
                                                                                  ---------            ---------

          Total current assets                                                    $ 182,145            $ 197,337
                                                                                  ---------            ---------

Property and equipment - at cost:

     Land                                                                             1,610                1,460
     Buildings and improvements                                                      11,700               11,432
     Furniture, fixtures and equipment                                              105,292               70,541
     Leasehold improvements                                                         170,195              144,906
     Construction in progress                                                         4,903               22,983
                                                                                  ---------            ---------
                                                                                    293,700              251,322

          Less accumulated depreciation and amortization                            106,427               85,746
                                                                                  ---------            ---------
                                                                                    187,273              165,576
                                                                                  ---------            ---------

Deferred income tax assets                                                           18,071               14,362

Other assets                                                                         13,831               12,586
                                                                                  ---------            ---------

          Total assets                                                            $ 401,320            $ 389,861
                                                                                  =========            =========

                            Liabilities and Stockholders' Deficit
                            -------------------------------------

Current liabilities:
     Accounts payable                                                             $  66,703            $  49,705
     Other current liabilities                                                       61,788               75,168
     Income taxes payable                                                             8,840               17,581
     Deferred income tax liabilities                                                  5,650                5,401
                                                                                  ---------            ---------

          Total current liabilities                                                 142,981              147,855
                                                                                  ---------            ---------

Deferred credits and other long-term liabilities                                     67,235               56,043
                                                                                  ---------            ---------

Long-term debt                                                                      279,687              264,292
                                                                                  ---------            ---------

Redeemable preferred stock                                                          230,460              200,018
                                                                                  ---------            ---------

Stockholders' deficit                                                              (319,043)            (278,347)
                                                                                  ---------            ---------

          Total liabilities and stockholders' deficit                             $ 401,320            $ 389,861
                                                                                  =========            =========

See accompanying notes to consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                    Years ended
                                                                                    -----------
                                                                   February 2,      February 3,         January 29,
                                                                   -----------      ----------          -----------
                                                                      2002              2001                2000
                                                                      ----              ----                ----
                                                                                    (in thousands)
Revenues:

   Net sales                                                       $ 741,280          $ 787,658          $ 714,119
   Other                                                              36,660             38,317             36,577
                                                                   ---------          ---------          ---------
                                                                     777,940            825,975            750,696

Operating costs and expenses:

   Cost of goods sold, including buying and occupancy costs          462,371            463,909            431,193
   Selling, general and administrative expenses                      295,568            301,865            279,302
   Write off of software development costs                                --                 --              7,018
   Write down of assets and other charges in connection with
    discontinuance of Clifford & Wills                                    --              4,130              4,000
                                                                   ---------          ---------          ---------
                                                                     757,939            769,904            721,513
                                                                   ---------          ---------          ---------

         Income from operations                                       20,001             56,071             29,183

Interest expense - net                                               (36,512)           (36,642)           (38,861)

Gain on sale of Popular Club Plan                                         --                 --              1,000
                                                                   ---------          ---------          ---------

         Income/(loss) before income taxes                           (16,511)            19,429             (8,678)

(Provision) benefit for income taxes                                   5,500             (7,500)             2,050
                                                                   ---------          ---------          ---------

         Net income/(loss)                                         $ (11,011)         $  11,929          $  (6,628)
                                                                   =========          =========          =========

See accompanying notes to consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                        Years ended
                                                                                        -----------
                                                                     February 2,        February 3,        January 29,
                                                                     -----------        -----------        -----------
                                                                        2002               2001               2000
                                                                        ----               ----               ----
                                                                                       (in thousands)
Cash flows from operating activities:
Net income/(loss)                                                    $(11,011)          $ 11,929           $ (6,628)
Adjustments to reconcile net income/(loss) to net cash
  provided by operating activities:
     Depreciation and amortization                                     31,718             22,600             19,241
     Write off of software development costs                               --                 --              7,018
     Amortization of deferred financing costs                           1,997              2,793              2,196
     Non-cash interest expense                                         15,395             13,608             11,989
     Deferred income taxes                                             (3,460)                27             (6,840)
     Non-cash compensation expense                                      1,574                649                636
     Gain on sale of subsidiary                                            --                 --             (1,000)
     Write down of assets and other charges in connection
     with discontinued catalog                                             --              4,130              4,000
Changes in operating assets and liabilities:
  Merchandise inventories                                               1,749            (10,739)            26,094
  Net assets held for disposal                                             --              4,797              4,450
  Prepaid expenses and other current assets                            (3,286)             6,343             16,646
  Other assets                                                         (3,416)            (2,788)              (777)
  Accounts payable                                                     16,998              8,754                821
  Other liabilities                                                   (13,767)             5,263             12,892
  Income taxes payable                                                 (8,741)             2,894              3,407
                                                                     --------           --------           --------
     Net cash provided by operating activities                         25,750             70,260             94,145
                                                                     --------           --------           --------

Cash flows from investing activities:
  Capital expenditures                                                (61,862)           (55,694)           (48,684)
  Proceeds from construction allowances                                19,287             13,519              7,431
                                                                     --------           --------           --------
     Net cash used in investing activities                            (42,575)           (42,175)           (41,253)
                                                                     --------           --------           --------

Cash flows from financing activities:
  Decrease in notes payable, bank                                          --                 --            (14,000)
  Repayment of long-term debt                                              --            (34,000)           (10,000)
  Proceeds from the issuance of common stock                               96                178                158
  Repurchase of common stock                                               --                (26)                --
                                                                     --------           --------           --------
     Net cash provided by/(used in) financing activities                   96            (33,848)           (23,842)
                                                                     --------           --------           --------
  Increase (decrease) in cash and cash equivalents                    (16,729)            (5,763)            29,050

  Cash and cash equivalents at beginning of year                       32,930             38,693              9,643
                                                                     --------           --------           --------
  Cash and cash equivalents at end of year                           $ 16,201           $ 32,930           $ 38,693
                                                                     ========           ========           ========

  Supplementary cash flow information:
     Income taxes paid (refunded)                                    $  6,442           $  4,279           $ (7,570)
                                                                     ========           ========           ========
     Interest paid                                                   $ 19,389           $ 20,513           $ 24,792
                                                                     ========           ========           ========

  Noncash financing activities:
     Dividends on redeemable preferred stock                         $ 30,442           $ 26,484           $ 22,986
                                                                     ========           ========           ========

See accompanying notes to consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Deficit

                          (in thousands, except shares)


                                           Common stock          Additional    Retained                     Deferred       Stock-
                                           ------------            paid-in     earnings        Treasury      compen-      holders'
                                          Shares       Amount      capital    (Deficit)         stock        sation       deficit
                                          ------       ------      -------    ---------         -----        ------       -------
Balance at January 30, 1999           12,196,600   $        1   $   70,379   $ (301,564)   $   (2,325)   $   (2,264)   $ (235,773)

Net loss                                      --           --           --       (6,628)           --            --        (6,628)

Preferred stock dividends                     --           --           --      (22,986)           --            --       (22,986)

Issuance of common stock                  17,665           --          158           --            --            --           158

Amortization of restricted stock              --           --           --           --            --           636           636
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance at January 29, 2000           12,214,265   $        1   $   70,537   $ (331,178)   $   (2,325)   $   (1,628)   $ (264,593)
                                      ==========   ==========   ==========   ==========    ==========    ==========    ==========

Net loss                                      --           --           --       11,929            --            --        11,929

Preferred stock dividends                     --           --           --      (26,484)           --            --       (26,484)

Issuance of common stock                  18,400           --          178           --            --            --           178

Amortization of restricted stock              --           --           --           --            --           649           649

Repurchase of common stock                    --           --           --           --           (26)           --           (26)
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance at February 3, 2001           12,232,665   $        1   $   70,715   $ (345,733)   $   (2,351)   $     (979)   $ (278,347)
                                      ==========   ==========   ==========   ==========    ==========    ==========    ==========

Net loss                                      --           --           --      (11,011)           --            --       (11,011)

Preferred stock dividends                     --           --           --      (30,442)           --            --       (30,442)

Issuance of common stock                   5,524           --           96           --            --            --            96

Amortization of restricted stock              --           --           --           --            --           661           661
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance at February 2, 2002           12,238,189   $        1   $   70,811   $ (387,186)   $   (2,351)   $     (318)   $ (319,043)
                                      ==========   ==========   ==========   ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

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

     (c) Fiscal Year

         The Company's fiscal year ends on the Saturday closest to January 31. The fiscal years 2001, 2000, and 1999 ended on February 2, 2002 (52 weeks), February 3, 2001 (53 weeks) and January 29, 2000 (52 weeks).

     (d) Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $7,895,000 and $18,331,000 at February 2, 2002 and February 3, 2001, are stated at cost, which approximates market value.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

     (e) Merchandise Inventories

         Merchandise inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company capitalizes certain design, purchasing and warehousing costs in inventory.

     (f) Advertising and Catalog Costs

         Direct response advertising which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. The Company accounts for catalog costs in accordance with the AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs, included in prepaid expenses and other current assets, as of February 2, 2002 and February 3, 2001 were $7,959,000 and $10,600,000. Catalog costs, which are reflected in selling and administrative expenses, for the fiscal years 2001, 2000, and 1999 were $65,477,000, $69,000,000, and $84,077,000.

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

         Significant systems development costs are capitalized and amortized on a straight-line basis over periods ranging from three to five years. Approximately $8.5 million and $15.0 million of system development costs were capitalized in fiscal years 2001 and 2000.

         The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized over the term of the related lease.

     (h) Debt Issuance Costs

         Debt issuance costs (included in other assets) of $6,906,000 and $8,703,000 at February 2, 2002 and February 3, 2001 are amortized over the term of the related debt agreements.

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

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

     (j) Revenue Recognition

         Revenue is recognized for catalog and internet sales when merchandise is shipped to customers and at the time of sale for retail sales. The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. Amounts billed to customers for shipping and handling fees related to catalog and internet sales are included in other revenues at the time of shipment. Expenses associated with shipping and handling functions are included in cost of goods sold.

     (k) Store Preopening Costs

         Costs associated with the opening of new retail and outlet stores are expensed as incurred.

     (l) Derivative Financial Instruments

         Derivative financial instruments are used by the Company from time to time to manage its interest rate and foreign currency exposures. The Company may enter into (a) interest rate swaps to convert fixed rate debt to variable rates or (b) forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations. Effective in the first quarter of 2001 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded either as assets or liabilities on the balance sheet at their respective fair values. SFAS No. 133 also establishes criteria for a derivative to qualify as a hedge for accounting purposes. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a material effect on the Company's financial statements; therefore a transition adjustment was not necessary. There were no derivative financial instruments outstanding at February 2, 2002.

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

     (n) Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of

         The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated undiscounted cash flow forecasts.

         During fiscal 1999 the Company wrote off $7,018,000 of capitalized computer software costs which were impaired by the Company's decision to adopt an enterprise resource planning system for its future information technology requirements.

     (o) Stock Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method of accounting for employee stock options as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation expense is not recorded for options granted if the option price is equal to or in excess of the fair market price at the date of grant, as determined by management.

     (p) Reclassifications

         Certain amounts in the prior year have been reclassified to conform with the current year presentation.

     (q) Recent Accounting Pronouncements

         In July 2001, the FASB issued Statement of Financial Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires testing at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date of January 1, 2002. These statements had no effect on the Company's financial statements in fiscal 2001 and are not anticipated to have any effect in fiscal 2002.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 will not have any impact on the Company's financial statements.

         EITF Issue No. 00-14 "Accounting for Certain Sales Incentives" will be effective in the first quarter of fiscal 2002. This EITF addresses the accounting for and classification of various sales incentives. The adoption of the provisions of this EITF will not have a material effect on the Company's financial Statements in fiscal 2002.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

(2)      Events of September 11, 2001

         The terrorist events of September 11, 2001 resulted in the destruction of the Company's retail store located at the World Trade Center in New York City, resulting in the loss of inventories and store fixtures, equipment and leasehold improvements. These losses and the resulting business interruption are covered by insurance policies maintained by the Company.

         The statement of operations for the year ended February 2, 2002 includes losses of $1.9 million relating to inventories and stores fixtures, equipment and leasehold improvements. Insurance recoveries have been recorded to the extent of the losses recognized. Additional insurance recoveries will be recorded at the time of settlement including recoveries for business interruption which were not determinable as of February 2, 2002.

 (3)     Disposal of Businesses

         (a) Popular Club Plan

         In accordance with a sale agreement dated November 24, 1998 the Company sold all of the capital stock of Popular Club Plan, Inc. and subsidiaries ("PCP") to The Fingerhut Companies, Inc. effective as of October 30, 1998 for gross proceeds of $42.0 million in cash. A gain on the sale of PCP of $10.0 million was included in the statement of operations for fiscal 1998. An additional gain of $1.0 million was recognized in fiscal 1999 from the reversal of certain estimated liabilities recorded at the date of sale.

         (b) Clifford & Wills

         In 1998, management of the Company made a decision to exit the catalog and outlet store operations of Clifford & Wills ("C&W"). Revenues and expenses of C&W for fiscal 1999 and 2000 were not material and as a result have been netted in the accompanying consolidated statements of operations.

         In February 2000, the Company sold certain intellectual property assets to Spiegel Catalog Inc. for $3.9 million. In connection with this sale the Company agreed to cease the fulfillment of catalog orders but retained the right to operate C&W outlet stores and conduct other liquidation sales of inventories through December 31, 2000. After consideration of the proceeds from the sale and other terms of the agreement the Company provided an additional $4,000,000 to write down inventories to net realizable value as of January 29, 2000. At February 3, 2001, the Company determined that the realizable value of the remaining net assets of C&W, primarily inventories, was less than their carrying amounts and an additional charge of $4,130,000 was taken.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

(4)   Other Current Liabilities

      Other current liabilities consist of:

                                                                                      February 2,          February 3,
                                                                                         2002                 2001
                                                                                         ----                 ----
         Customer liabilities                                                        $ 11,381,000         $ 12,251,000
         Accrued catalog and marketing costs                                            3,655,000            4,515,000
         Taxes, other than income taxes                                                 2,930,000            3,686,000
         Accrued interest                                                               4,690,000            4,746,000
         Accrued occupancy                                                              1,036,000            2,339,000
         Reserve for sales returns                                                      6,475,000            6,530,000
         Accrued compensation                                                           1,697,000           11,051,000
         Other                                                                         29,924,000           30,050,000
                                                                                     ------------         ------------
                                                                                     $ 61,788,000         $ 75,168,000
                                                                                     ------------         ------------


 (5)     Long-Term Debt

         Long term debt consists of:


                                                                                      February 2,          February 3,
                                                                                         2002                 2001
                                                                                         ----                 ----
         10-3/8% senior subordinated notes (a)                                        150,000,000          150,000,000
         13-1/8% senior discount debentures (b)                                       129,687,000          114,292,000
                                                                                     ------------         ------------
               Total                                                                 $279,687,000         $264,292,000
                                                                                     ============         ============

     (a) The senior subordinated notes are unsecured general obligations of
         J. Crew Operating Corp., a subsidiary of Holdings, and are subordinated in right of payment to all senior debt. Interest on the notes accrues at the rate of 10-3/8% per annum and is payable semi-annually in arrears on April 15 and October 15. The notes mature on October 15, 2007 and may be redeemed at the option of the issuer subsequent to October 15, 2002 at prices ranging from 105.188% of principal in 2002 to 100% in 2005 and thereafter.

     (b) The senior discount debentures were issued in aggregate principal amount of $142.0 million at maturity and mature on October 15, 2008. These debentures are senior unsecured obligations of Holdings. Cash interest will not accrue prior to October 15, 2002. However, the Company records non-cash interest expense as an accretion of the principal amount of the debentures at a rate of 13-1/8% per annum. Interest will be payable in arrears on April 15 and October 15 of each year subsequent to October 15, 2002. The senior discount debentures may be redeemed at the option of Holdings on or after October 15, 2002 at prices ranging from 106.563% of principal to 100% in 2005 and thereafter.

         There are no maturities of long-term debt required during the next five years.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

(6)      Lines of Credit

         On October 17, 1997, the Company entered into a syndicated revolving credit agreement (the "Revolving Credit Agreement") with a group of banks. This agreement was amended on March 18, 1998, November 23, 1998, April 20, 1999 and April 17, 2002. Borrowings may be utilized to fund the working capital requirements of the Company including issuance of stand-by and trade letters of credit and bankers' acceptances. The maximum amount available under this agreement is $175.0 million.

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

         Maximum borrowings under revolving credit agreements were $95,000,000, $34,000,000, and $58,000,000 during fiscal years 2001, 2000 and 1999 and average borrowings were $ 43,100,000, $9,800,000, and $30,800,000.
         There were no borrowings outstanding at February 2, 2002 and February 3, 2001.

         Outstanding letters of credit established to facilitate international merchandise purchases at February 2, 2002 and February 3, 2001 amounted to $46,300,000 and $50,948,000.

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

 (7)     Common Stock

         The restated certificate of incorporation authorizes Holdings to issue up to 100,000,000 shares of common stock; par value $.01 per share. At February 2, 2002, shares issued were 12,238,189 and shares outstanding were 11,748,789. In April 1999 the Board of Directors approved a 200 for 1 stock split of Holdings common stock in the form of a stock dividend. During 1999, 2000 and 2001 directors converted fees into 17,665, 18,400 and 5,524 shares of Holdings common stock.

 (8)     Redeemable Preferred Stock

         The restated certificate of incorporation authorizes Holdings to issue up to:

         (a) 1,000,000 shares of Series A cumulative preferred stock; par value $.01 per share; and

         (b) 1,000,000 shares of Series B cumulative preferred stock; par value $.01 per share.

         At February 2, 2002, 92,800 shares of Series A Preferred Stock and 32,500 shares of Series B Preferred Stock were outstanding.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

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

         Accumulated but unpaid dividends amounted to $105,460,000 at February 2, 2002. Dividends are recorded as an increase to redeemable preferred stock and a reduction of retained earnings.

 (9)     Commitments and Contingencies

         (a)  Operating Leases
              As of February 2, 2002, the Company was obligated under various long-term operating leases for retail and outlet stores, warehouses, office space and equipment requiring minimum annual rentals. These operating leases expire on varying dates through 2014. At February 2, 2002 aggregate minimum rentals in future periods are, as follows:

               Fiscal year                                            Amount
               -----------                                            ------
                  2002                                              $ 46,354,000
                  2003                                                45,979,000
                  2004                                                42,585,000
                  2005                                                40,051,000
                  2006                                                36,785,000
                  Thereafter                                         139,305,000


              Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

              Rent expense for fiscal 2001, 2000, and 1999 was $46,573,000, $45,138,000, and $39,474,000, including contingent rent based on store sales of $1,023,000, $1,974,000, and $2,600,000.

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

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

(10)     Employee Benefit Plan

         The Company has a thrift/savings plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company's contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the thrift/savings plan were $1,334,000, $1,241,000, and $1,320,000 for fiscal 2001, 2000 and
         1999.

(11)     License Agreement

         The Company has a licensing agreement through January 2003 with Itochu Corporation, a Japanese trading company. The agreement permits Itochu to distribute J. Crew merchandise in Japan. The Company earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 2001, 2000, and 1999 was $2,560,000, $3,020,000, and $2,505,000

(12)     Interest Expense - Net

         Interest expense, net consists of the following:

                                 2001             2000             1999
                                 ----             ----             ----
Interest expense             $34,810,000      $34,390,000      $36,903,000
Amortization of
 deferred financing costs      1,997,000        2,793,000        2,196,000
Interest income                 (295,000)        (541,000)        (238,000)
                             -----------      -----------      -----------
Interest expense, net        $36,512,000      $36,642,000      $38,861,000
                             -----------      -----------      -----------

         Interest expense in fiscal 1999 includes $1,029,000 incurred in connection with the settlement of a sales and use tax assessment.

(13)     Other Revenues

         Other revenue consists of the following:

                                  2001             2000                 1999
                                  ----             ----                 ----
Shipping and handling fees    $34,100,000      $35,297,000          $34,072,000
Royalties                       2,560,000        3,020,000            2,505,000
                              -----------      -----------          -----------
                              $36,660,000      $38,317,000          $36,577,000
                              ===========      ===========          ===========

(14)     Financial Instruments

         The following disclosure about the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The fair value of the Company's long-term debt is estimated to be approximately $187,191,000 and $202,793,000 at February 2, 2002 and February 3, 2001,
         and is based on dealer quotes or quoted market prices of the same or similar instruments The carrying amounts of long-term debt were $279,687,000 and $264,292,000 at February 2, 2002 and February 3, 2001.
         The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, notes payable-bank, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000


(15)     Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This statement requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The income tax provision/(benefit) consists of:

                                                                         2001                2000            1999
                                                                         ----                ----            ----
         Current:
             Foreign                                               $     260,000        $   300,000     $    250,000
             Federal                                                  (2,400,000)         6,253,000        3,100,000
             State and local                                             100,000            920,000        1,440,000
                                                                   -------------        -----------     ------------
                                                                      (2,040,000)         7,473,000        4,790,000
                                                                   -------------        -----------     ------------
         Deferred - Federal, state and local                          (3,460,000)            27,000       (6,840,000)
                                                                   -------------        -----------     ------------
                 Total                                             $  (5,500,000)       $ 7,500,000     $ (2,050,000)
                                                                   =============        ===========     ============

A reconciliation between the provision/(benefit) for income taxes based on the U.S. Federal statutory rate and the Company's effective rate is as follows.

                                                                         2001                   2000            1999
                                                                         ----                   ----            ----
              Federal income tax rate                                   (35.0)%                 35.0 %           (35.0)%
              State and local income taxes, net
                 of federal benefit                                      (2.3)                   7.6               7.0
              Nondeductible expenses and other                            4.0                   (4.0)              4.4
                                                                        -------                ------            ------
              Effective tax rate                                        (33.3)%                 38.6 %           (23.6)%
                                                                        =======                ======            ======

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000



The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

                                                                                February 2,              February 3,
                                                                                   2002                     2001
                                                                                   ----                     ----
         Deferred tax assets:

              Original issue discount                                         $  20,836,000               $ 15,007,000
              State and local NOL carryforwards                                   1,900,000                  1,900,000
              Reserve for sales returns                                           2,603,000                  2,625,000
              Other                                                               3,766,000                  3,412,000
                                                                              -------------               ------------
                                                                                 29,105,000                 22,944,000
                                                                              -------------               ------------
         Deferred tax liabilities:

              Prepaid catalog and other prepaid expenses                         (8,841,000)                (8,026,000)
              Difference in book and tax basis
                  for property and equipment                                     (7,903,000)                (5,957,000)
                                                                              -------------               ------------
                                                                                (16,744,000)               (13,983,000)
                                                                              -------------               -------------


                Net deferred income tax asset                                 $  12,421,000               $  8,961,000
                                                                              ==============              ============


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

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

(16)     Stock Options

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

         A summary of stock option activity for the Plan was, as follows:

                                               2001                         2000                      1999
                                               ----                         ----                      ----
                                                     Weighted                    Weighted                   Weighted
                                                     --------                    --------                   --------
                                                      average                     average                    average
                                                      -------                     -------                    -------
                                      Shares   exercise price      Shares  exercise price     Shares  exercise price
                                      -------  --------------      ------  --------------     ------  --------------

Outstanding, beginning of year      1,788,750          $ 9.15    1,532,800         $ 8.87     997,200         $ 8.00

              Granted                 283,000           14.53      374,700          10.17     772,800           9.47

              Exercised                    --             --        (2,000)          6.82           -              -

              Cancelled              (262,960)           9.31     (116,750)          8.72    (237,200)          7.14
                                   ----------          ------    ---------         ------   ---------         ------

Outstanding, end of year            1,808,790          $ 9.97    1,788,750         $ 9.15   1,532,800         $ 8.87
                                   ----------          ------    =========         ======   =========         ======

Options exercisable at end of year    728,950          $ 9.21      583,000         $ 9.24     318,040         $ 7.97
                                   ==========          ======    =========         ======   =========         ======

(17)     Employee Restricted Stock

         Under the terms of an employment agreement with a key executive 661,600 shares of restricted stock were awarded in fiscal 1997. These shares vest through October 2002. Deferred compensation is charged to expense over the vesting period.

(18)     Segment Information

         The Company operates in one business segment. The Company designs, contracts to manufacture and markets men's, women's, and children's apparel, shoes and accessories under the J. Crew brand name. The brand is marketed through various channels of distribution including retail and factory outlet stores, catalogs, the Internet and licensing arrangements with third parties. During 1998, the Company decided to discontinue the operations of its C&W brand. Fiscal 1999 and 2000 include charges of $4,000,000 and $4,130,000 primarily to write down inventories to net realizable value. (See note 3 to the consolidated financial statements).

         All of the Company's identifiable assets are located in the United States. Export sales are not significant.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

Corporate and other expenses include expenses incurred by the corporate office and certain non-recurring expenses that are not allocated to specific business units. Corporate and other expenses in fiscal 1999 include the write off of impaired software development costs.

Segment assets represent the assets used directly in the operations of each business unit such as inventories and property and equipment. Corporate assets consist principally of investments, deferred financing costs deferred income tax assets and certain capitalized software.

The accounting policies used for segment reporting are consistent with those described in the summary of significant accounting policies.

                                                                    [$ in thousands]
Revenues                                          2001                    2000                    1999
                                                  ----                    ----                    ----
J. Crew                                        $ 777,940               $ 825,975               $ 750,696
                                               ---------               ---------               ---------

Income from operations

J. Crew                                           21,575                  61,094                  41,052
Clifford & Wills                                      --                  (4,130)                 (4,000)
Corporate and other expenses                      (1,574)                   (893)                 (7,869)
                                               ---------               ---------               ---------
Income from operations                            20,001                  56,071                  29,183
                                               ---------               ---------               ---------

Interest expense, net                             36,512                 (36,642)                (38,861)
Gain on sale of PCP                                   --                      --                   1,000
                                               ---------               ---------               ---------

Income/(loss) before income taxes              $ (16,511)              $  19,429               $  (8,678)
                                               =========               =========               =========

Depreciation and amortization
J. Crew                                        $  31,568               $  22,448               $  19,051
Corporate                                            150                     152                     190
                                               ---------               ---------               ---------
                                               $  31,718               $  22,600               $  19,241
                                               =========               =========               =========

Identifiable assets

J. Crew                                        $ 360,882               $ 342,541               $ 305,552
Clifford & Wills                                      --                      --                   8,927
Corporate                                         40,438                  47,320                  59,125
                                               ---------               ---------               ---------
                                               $ 401,320               $ 389,861               $ 373,604
                                               =========               =========               =========

Capital expenditures
J. Crew                                        $  59,846               $  55,394               $  39,435
Corporate                                          2,016                     300                   9,249
                                               ---------               ---------               ---------
                                               $  61,862               $  55,694               $  48,684
                                               =========               =========               =========

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

(19)     Quarterly Financial Information (Unaudited)
         -------------------------------

                                                           ($ in millions)

                           13 weeks         13 weeks          13 weeks         13 weeks          52 weeks
                              ended            ended             ended            ended             ended
                             5/5/01           8/4/01           11/3/01           2/2/02            2/2/02
                             ------           ------           -------           ------            ------
Net sales                    $158.9           $160.5            $187.1           $234.8            $741.3
Gross profit                   68.2             60.5              82.8            104.1             315.6
Net income (loss)            $ (9.3)          $ (8.6)           $   .3           $  6.6            $(11.0)

                           13 weeks         13 weeks          13 weeks         14 weeks          53 weeks
                              ended            ended             ended            ended             ended
                            4/29/00          7/29/00          10/28/00        2/3/01(a)           2/03/01
                            -------          -------          --------        ---------           -------
Net sales                    $158.0           $162.2            $194.0           $273.5            $787.7
Gross profit                   72.8             71.0              90.2            128.1             362.1
Net income (loss)            $ (5.2)          $ (5.1)           $  4.5           $ 17.7            $ 11.9

(a)  includes $4.1 million writedown of net assets of C&W.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                           beginning     charged to cost  charged to other               ending
                                            balance        and expenses      accounts       deductions   balance

                                                                             ($ in thousands)
Inventory reserve
-----------------
 (deducted from inventories)

fiscal year ended:

February 2, 2002                            $ 7,360        $ 1,007(a)         $   --        $    --      $ 8,367

February 3, 2001                              4,447          2,913(a)             --             --        7,360

January 29, 2000                              6,122         (1,675)(a)            --             --        4,447

Allowance for sales returns
---------------------------
 (included in other current liabilities)

fiscal year ended:

February 2, 2002                            $ 6,530        $   (55)(a)        $   --        $    --      $ 6,475

February 3, 2001                              5,011          1,519(a)                            --        6,530

January 29, 2000                              3,473          1,538(a)             --             --        5,011

(a) The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period inventory write-downs and sales returns are charged to the statement of operations as incurred.

Independent Auditors' Report

The Board of Directors and Stockholders
J. Crew Operating Corp. and Subsidiaries:

We have audited the consolidated financial statements of J. Crew Operating Corp. and subsidiaries (the "Company") as listed in the accompanying Index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Crew Operating Corp. and subsidiaries as of February 2, 2002 and February 3, 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP

March 25, 2002, except as to note 6,
which is as of April 17, 2002
New York, NY

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                 February 2,          February 3,
                                 Assets                                             2002                 2001
                                 ------                                             ----                 ----
                                                                                          (in thousands)
Current assets:
     Cash and cash equivalents                                                      $ 16,201           $ 32,930
     Merchandise inventories                                                         138,918            140,667
     Prepaid expenses and other current assets                                        27,026             23,740
                                                                                    --------           --------

           Total current assets                                                      182,145            197,337
                                                                                    --------           --------

Property and equipment - at cost:

     Land                                                                              1,610              1,460
     Buildings and improvements                                                       11,700             11,432
     Furniture, fixtures and equipment                                               105,292             70,541
     Leasehold improvements                                                          170,195            144,906
     Construction in progress                                                          4,903             22,983
                                                                                    --------           --------
                                                                                     293,700            251,322
     Less accumulated depreciation and amortization                                  106,427             85,746
                                                                                    --------           --------
                                                                                     187,273            165,576
                                                                                    --------           --------

Other assets                                                                          12,310             10,839
                                                                                    --------           --------

           Total assets                                                             $381,728           $373,752
                                                                                    ========           ========
                            Liabilities and Stockholder's Equity
                            ------------------------------------

Current liabilities:
     Accounts payable                                                               $ 66,703           $ 49,705
     Other current liabilities                                                        61,788             75,168
     Federal and state income taxes payable                                           10,109             18,850
     Deferred income taxes                                                             5,604              3,731
                                                                                    --------           --------

           Total current liabilities                                                 144,204            147,454
                                                                                    --------           --------

Long-term debt                                                                       150,000            150,000
                                                                                    --------           --------

Deferred credits and other long-term liabilities                                      67,235             56,043
                                                                                    --------           --------

Due to J.Crew Group, Inc.                                                              1,142              1,047
                                                                                    --------           --------

Stockholder's equity                                                                  19,147             19,208
                                                                                    --------           --------

           Total liabilities and stockholder's equity                               $381,728           $373,752
                                                                                    ========           ========

See accompanying notes to consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                            Years ended
                                                                                            -----------
                                                                            February 2,      February 3,       January 29,
                                                                            -----------      ----------        -----------
                                                                              2002              2001               2000
                                                                              ----              ----               ----
                                                                                          (in thousands)
Revenues:

   Net sales                                                                $ 741,280          $ 787,658          $ 714,119
   Other                                                                       36,660             38,317             36,577
                                                                            ---------          ---------          ---------
                                                                              777,940            825,975            750,696

Operating costs and expenses:

   Cost of goods sold, including buying and occupancy
     costs                                                                    462,371            463,909            431,193
   Selling, general and administrative expenses                               294,907            301,216            278,666
   Write off of software development costs                                         --                 --              7,018
   Write down of assets and other charges in
     connection with discontinuance of Clifford & Wills                            --              4,130              4,000
                                                                            ---------          ---------          ---------
                                                                              757,278            769,255            720,877
                                                                            ---------          ---------          ---------

         Income from operations                                                20,662             56,720             29,819

Interest expense - net                                                        (20,890)           (22,787)           (26,626)

Gain on sale of Popular Club Plan                                                  --                 --              1,000
                                                                            ---------          ---------          ---------


         Income/(loss) before income taxes                                       (228)            33,933              4,193

(Provision) benefit for income taxes                                              167            (12,180)            (2,293)
                                                                            ---------          ---------          ---------


         Net income/(loss)                                                  $     (61)         $  21,753          $   1,900
                                                                            =========          =========          =========

See accompanying notes to consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                                 Years ended
                                                                                                 ------------
                                                                        February 3,              January 29,             January 30,
                                                                        -----------              -----------             -----------
                                                                            2001                    2000                     1999
                                                                            ----                    ----                     ----
                                                                                                 (in thousands)
Cash flows from operating activities:
Net income/(loss)                                                        $    (61)                 $ 21,753                $  1,900
Adjustments to reconcile net income/(loss) to net cash
  provided by operating activities:
     Depreciation and amortization                                         31,718                    22,600                  19,241
     Write off of software development costs                                   --                        --                   7,018
     Amortization of deferred financing costs                               1,770                     2,548                   1,950
     Non-cash compensation expense                                            913                        --                      --
     Deferred income taxes                                                  1,873                     4,706                  (2,497)
     Gain on sale of subsidiary                                                --                        --                  (1,000)
     Write down of assets and other charges
     in connection with discontinued catalog                                   --                     4,130                   4,000
Changes in operating assets and liabilities:

  Merchandise inventories                                                   1,749                   (10,739)                 26,094
  Net assets held for disposal                                                 --                     4,797                   4,450
  Prepaid expenses and other current assets                                (3,286)                    6,343                  16,646
  Other assets                                                             (3,416)                   (2,781)                   (770)
  Accounts payable                                                         16,998                     8,754                     821
  Other liabilities                                                       (13,671)                    5,407                  13,044
   Federal and state income taxes payable                                  (8,741)                    2,894                   3,406
                                                                         --------                  --------                --------
     Net cash provided by operating activities                             25,846                    70,412                  94,303
                                                                         --------                  --------                --------

Cash flows from investing activities:

  Capital expenditures                                                    (61,862)                  (55,694)                (48,684)
  Proceeds from construction allowances                                    19,287                    13,519                   7,431
                                                                         --------                  --------                --------
     Net cash provided by (used in) investing activities                  (42,575)                  (42,175)                (41,253)
                                                                         --------                  --------                --------

Cash flows from financing activities:

  (Decrease)/increase in notes payable, bank                                   --                        --                 (14,000)
  Repayment of long-term debt                                                  --                   (34,000)                (10,000)
                                                                         --------                  --------                --------
     Net cash used in financing activities                                     --                   (34,000)                (24,000)
                                                                         --------                  --------                --------

  Increase (decrease) in cash and cash equivalents                        (16,729)                   (5,763)                 29,050

  Cash and cash equivalents at beginning of year                           32,930                    38,693                   9,643
                                                                         --------                  --------                --------
  Cash and cash equivalents at end of year                               $ 16,201                  $ 32,930                $ 38,693
                                                                         ========                  ========                ========

See accompanying notes to consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

(1) Nature Of Business And Summary Of Significant Accounting Policies

     (a) Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of J. Crew Operating Corp ("Operating Corp") and its wholly-owned subsidiaries (collectively, the "Company"). Operating Corp. is a wholly owned subsidiary of J.Crew Group, Inc. ("Holdings"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

     (c) Fiscal Year

         The Company's fiscal year ends on the Saturday closest to January 31. The fiscal years 2001, 2000, and 1999 ended on February 2, 2002 (52 weeks), February 3, 2001 (53 weeks) and January 29, 2000 (52 weeks).

     (d) Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $7,895,000 and $18,331,000 at February 2, 2002 and February 3, 2001 are stated at cost, which approximates market value.

     (e) Merchandise Inventories

         Merchandise inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company capitalizes certain design, purchasing and warehousing costs in inventory.

     (f) Advertising and Catalog Costs

         Direct response advertising which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. The Company accounts for catalog costs in accordance with the AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

         for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs, included in prepaid expenses and other current assets, as of February 2, 2002 and February 3, 2001 were $7,959,000 and $10,600,000.
         Catalog costs, which are reflected in selling and administrative expenses, for the fiscal years 2001, 2000, and 1999 were $ 65,477,000, $69,000,000, and $84,077,000.

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

         Significant systems development costs are capitalized and amortized on a straight-line basis over periods ranging from three to five years. Approximately $8.5 million and $15.0 million of systems development costs were capitalized in fiscal years 2001 and 2000.

         The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized over the term of the related lease.

     (h) Debt Issuance Costs

         Debt issuance costs (included in other assets) of $5,195,000 and $6,965,000 at February 2, 2002 and February 3, 2001 are amortized over the term of the related debt agreements.

     (i) Income Taxes

         The provision for income taxes includes taxes currently payable and deferred taxes resulting from the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

     (j) Revenue Recognition

         Revenue is recognized for catalog and internet sales when merchandise is shipped to customers, and at the time of sale for retail sales. The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. Amounts billed to customers for shipping and handling fees related to catalog and internet sales are included in other revenues at the time of shipment. Expenses associated with shipping and handling functions are included in cost of goods sold.

     (k) Store Preopening Costs

         Costs associated with the opening of new retail and outlet stores are expensed as incurred.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

     (l) Derivative Financial Instruments

         Derivative financial instruments are used by the Company from time to time to manage its interest rate and foreign currency exposures. The Company may enter into (a) interest rate swaps to convert fixed rate debt to variable rates or (b) forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations. Effective in the first quarter of 2001 the Company adopted SFAS No, 133, "Accounting for Derivative Instruments and Certain Hedging Activities." as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded either as assets or liabilities on the balance sheet at their respective fair values. SFAS No. 133 also establishes criteria for a derivative to qualify as a hedge for accounting purposes. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a material effect on the Company's financial statements, therefore a transition adjustment was not necessary. There were no derivative financial instruments outstanding at February 2, 2002.

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

     (n) Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of

         The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated undiscounted cash flow forecasts.

         During fiscal 1999 the Company wrote off $7,018,000 of capitalized computer software costs which were impaired by the Company's decision to adopt an enterprise resource planning system for its future information technology requirements.

     (o) Stock Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method of accounting for employee stock options as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation expense is not recorded for options granted if the option price is equal to or in excess of the fair market price at the date of grant, as determined by management.

     (p) Reclassifications

         Certain amounts in the prior year have been reclassified to conform with the current year presentation.

 (q) Recent Accounting Pronouncements

         In July 2001, the FASB issued Statement of Financial Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires testing at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date of January 1, 2002. These statements had no effect on the Company's financial statements in fiscal 2001 and are not anticipated to have any effect in fiscal 2002.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 will not have any impact on the Company's financial statements.

         EITF Issue No. 00-14 "Accounting for Certain Sales Incentives" will be effective in the first quarter of fiscal 2002. This EITF addresses the accounting for and classification of various sales incentives. The adoption of the provisions of this EITF will not have a material effect on the Company's financial Statements in fiscal 2002.

                           J. CREW OPERATING CORP AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

(2)      Events of September 11, 2001

         The terrorist actions of September 11, 2001 resulted in the destruction of our retail store located at the World Trade Center, resulting in the loss of inventories and store fixtures, equipment and leasehold improvements. These losses and the resulting business interruption are covered by insurance policies maintained by the Company.

         The statement of operations for the year ended February 2, 2002 includes losses of $1.9 million relating to inventories and stores fixtures, equipment and leasehold improvements. Insurance recoveries have been recorded to the extent of the losses recognized. Additional insurance recoveries will be recorded at the time of settlement including recoveries for business interruption which were not determinable as of February 2, 2002.

 (3)     Disposal of Businesses

         (a) Popular Club Plan

         In accordance with a sale agreement dated November 24, 1998 the Company sold all of the capital stock of Popular Club Plan, Inc. and subsidiaries ("PCP") to The Fingerhut Companies, Inc. effective as of October 30, 1998 for gross proceeds of $42.0 million in cash. A gain on the sale of PCP of $10.0 million was included in the statement of operations for fiscal 1998. An additional gain of $1.0 million was recognized in fiscal 1999 from the reversal of certain estimated liabilities recorded at the date of sale.

         (b) Clifford & Wills

         In 1998, management of the Company made a decision to exit the catalog and outlet store operations of Clifford & Wills ("C&W"). Revenues and expenses (C&W) for fiscal 1999 and 2000 were not material and as a result have been netted in the accompanying consolidated statement of operations.

         In February 2000 the Company sold certain intellectual property assets to Spiegel Catalog Inc. for $3.9 million. In connection with this sale the Company agreed to cease the fulfillment of catalog orders but retained the right to operate C&W outlet stores and conduct other liquidation sales of inventories through December 31, 2000. After consideration of the proceeds from the sale and other terms of the agreement the Company provided an additional $4,000,000 to write down inventories to net realizable value as of January 29, 2000. At February 3, 2001 the Company determined that the realizable value of the remaining net assets of C&W, primarily inventories, was less than their carrying amounts and an additional charge of $4,130,000 was taken.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

(4)   Other Current Liabilities

      Other current liabilities consist of:

                                                             February 2,           February 3,
                                                                2002                  2001
                                                                ----                  ----
         Customer liabilities                                $11,381,000             $12,251,000
         Accrued catalog and marketing costs                   3,655,000               4,515,000
         Taxes, other than income taxes                        2,930,000               3,686,000
         Accrued interest                                      4,690,000               4,746,000
         Accrued occupancy                                     1,036,000               2,339,000
         Reserve for sales returns                             6,475,000               6,530,000
         Accrued compensation                                  1,697,000              11,051,000
         Other                                                29,924,000              30,050,000
                                                             -----------             -----------
                                                             $61,788,000             $75,168,000
                                                             -----------             -----------


(5)   Long-Term Debt

      Long term debt consists of $150,000,000 principal amount of senior subordinated notes. The senior subordinated notes are unsecured general obligations of J. Crew Operating Corp., and are subordinated in right of payment to all senior debt. Interest on the notes accrues at the rate of 10-3/8% per annum and is payable semi-annually in arrears on April 15 and October 15. The notes mature on October 15, 2007 and may be redeemed at the option of the issuer, subsequent to October 15, 2002 at prices ranging from 105.188% of principal in 2002 to 100% in 2005 and thereafter.

      There are no maturities of long-term debt required during the next five years.

(6)   Lines of Credit

      On October 17, 1997, the Company entered into a syndicated revolving credit agreement (the "Revolving Credit Agreement") with a group of banks. This agreement was amended on March 18, 1998, November 23, 1998, April 20, 1999 and April 17, 2002. Borrowings may be utilized to fund the working capital requirements of the Company including issuance of stand-by and trade letters of credit and bankers' acceptances. The maximum amount available under this agreement is $175.0 million.

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

      Maximum borrowings under revolving credit agreements were $95,000,000, $34,000,000 and $58,000,000 during fiscal years 2001, 2000 and 1999 and average borrowings were $ 43,100,000, $9,800,000 and $30,800,000. There were no borrowings outstanding at February 2, 2002 and January 29, 2000.

      Outstanding letters of credit established to facilitate international merchandise purchases at February 2, 2002 and February 3, 2001 amounted to $46,300,00 and $50,948,000.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

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

 (7)     Commitments and Contingencies

         (a)  Operating Leases

              As of February 2, 2002, the Company was obligated under various long-term operating leases for retail and outlet stores, warehouses, office space and equipment requiring minimum annual rentals. These operating leases expire on varying dates through 2012. At February 2, 2002 aggregate minimum rentals in future periods are, as follows:

               Fiscal year                                      Amount
               -----------                                      ------
                  2002                                          46,354,000
                  2003                                          45,979,000
                  2004                                          42,585,000
                  2005                                          40,015,000
                  2006                                          36,785,000
                  Thereafter                                   139,305,000


              Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs

              Rent expense for fiscal 2001, 2000, and 1999 was $46,573,000, $45,138,000 and $ 39,474,000, including contingent rent based on store sales of $1,023,000, $1,974,000 and $2,600,000.

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

(8)      Employee Benefit Plan

         The Company has a thrift/savings plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company's contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the thrift/savings plan were $1,334,000, $1,241,000 and $1,320,000 for fiscal 2001, 2000 and
         1999.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

(9)      License Agreement

         The Company has a licensing agreement through January 2003 with Itochu Corporation, a Japanese trading company. The agreement permits Itochu to distribute J. Crew merchandise in Japan. The Company earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 2001, 2000, and 1999 was $2,560,000, $3,020,000, and $2,505,000.

(10)     Interest Expense - Net

         Interest expense, net consists of the following:


                                   2001              2000            1999
                                   ----              ----            ----

 Interest expense               $19,415,000     $20,780,000      $24,914,000
 Amortization of deferred         1,770,000       2,548,000        1,950,000
 financing costs
 Interest income                   (295,000)       (541,000)        (238,000)
                                -----------     -----------      -----------
 Interest expense, net          $20,890,000     $22,787,000      $26,626,000
                                -----------     -----------      -----------


         Interest expense in fiscal 1999 includes $1,029,000 incurred in connection with the settlement of a sales and use tax assessment.

(11)     Other Revenues

         Other revenue consists of the following:

                                     2001             2000          1999
                                     ----             ----          ----

  Shipping and handling fees       $34,100,000      $35,297,000    $34,072,000
  Royalties                          2,560,000        3,020,000      2,505,000
                                   -----------      -----------    -----------
                                   $36,660,000      $38,317,000    $36,577,000
                                   ===========      ============   ============

(12)     Financial Instruments

         The following disclosure about the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The fair value of the Company's long-term debt is estimated to be approximately $119,754,000 and $132,504,000 at February 2, 2002 and February 3, 2001,
         and is based on dealer quotes or quoted market prices of the same or similar instruments The carrying amounts of long-term debt were $150,000,000 at February 2, 2002 and February 3, 2001. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, notes payable-bank, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

(13)     Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This statement requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

         The income tax provision/(benefit) consists of:

                                                                                   2001              2000            1999
                                                                                   ----              ----            ----
         Current:
         Foreign                                                                $  260,000     $    300,000      $   250,000
         Federal                                                                (2,400,000)       6,253,000        3,100,000
         State and local                                                           100,000          920,000        1,440,000
                                                                                -----------    ------------      -----------
                                                                                (2,040,000)       7,473,000        4,790,000
                                                                                -----------    ------------      -----------
         Deferred - Federal, state and local                                     1,873,000        4,707,000       (2,497,000)
                                                                                -----------    ------------      -----------
                 Total                                                          $ (167,000)    $ 12,180,000      $ 2,293,000
                                                                                ===========    ============      ===========

A reconciliation between the provision/(benefit) for income taxes based on the U.S. Federal statutory rate and the Company's effective rate is as follows.

                                                                                    2001            2000           1999
                                                                                    ----            ----           ----
              Federal income tax rate                                                (35.0)%        35.0%          35.0%
              State and local income taxes, net
                 of federal benefit                                                  134.6           3.2           14.4
              Nondeductible expenses and other                                      (172.8)         (2.3)           5.4
                                                                                   --------        ------          -----
              Effective tax rate                                                     (73.2)%        35.9%          54.7%
                                                                                   ========        ======          =====

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

                                                                                  February 2,        February 3,
                                                                                     2002               2001
                                                                                     ----               ----
         Deferred tax assets:

              Reserve for sales returns                                         $   2,603,000       $  2,625,000
              State and local net operating loss carryforwards                      1,900,000          1,900,000
              Other                                                                 6,637,000          5,727,000
                                                                                --------------      -------------
                                                                                   11,140,000         10,252,000
                                                                                --------------      -------------

              Prepaid catalog and other prepaid expenses                           (8,841,000)        (8,026,000)
              Difference in book and tax basis
                  for property and equipment                                       (7,903,000)        (5,957,000)
                                                                                --------------      -------------
                                                                                  (16,744,000)       (13,983,000)
                                                                                --------------      -------------
                Net deferred income taxes                                       $  (5,604,000)      $ (3,731,000)
                                                                                ==============      =============

         Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The Company has state and local income tax net operating loss carryforwards of varying amounts.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

(14)     Stockholder's Equity

         The Company has authorized 100 shares of common stock par value $1 per share, all of which was issued and outstanding at February 2, 2002 and February 3, 2001. A reconciliation of stockholder's equity is as follows:

                                                                          Year Ended
                                                          February 2, 2002          February 3, 2001
                                                          ----------------          ----------------
                  Balance, beginning of year                 $ 19,208,000             $ (2,545,000)
                  Net income/(loss) for year                      (61,000)              21,753,000
                                                             -------------            --------------
                  Balance, end of year                       $ 19,147,000             $ 19,208,000
                                                             =============            ==============


(15)     Segment Information

         The Company operates in one business segment. The Company designs, contracts to manufacture and markets men's, women's, and children's apparel, shoes and accessories primarily under the J.Crew brand name. The brand is marketed through various channels of distribution including retail and factory outlet stores, catalogs, the Internet and licensing arrangements with third parties. During 1998 the Company decided to discontinue the operations of its C&W brand. Fiscal 1999 and 2000 include charges of $4,000,000 and $4,130,000 primarily to write down inventories to net realizable value. (See note 3 to the consolidated financial statements).

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

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 2, 2002, February 3, 2001 and January 29, 2000

The accounting policies used for segment reporting are consistent with those described in the summary of significant accounting policies.

                                                    [$ in thousands]
Revenues                                   2001            2000          1999
                                           ----            ----          ----
J. Crew                                  $777,940        $825,975     $ 750,696
                                         =========       ========     =========

Income from operations

J. Crew                                    20,650           61094        41,052
Clifford & Wills                               --          (4,130)       (4,000)
Corporate and other expenses                   --            (244)       (7,869)
                                         ---------       ---------    ----------
Income from operations                     20,650          56,720        29,819

Interest expense, net                     (20,890)        (22,787)      (26,626)
Gain on sale of PCP                           ---              --         1,000
                                         ---------       ---------    ----------
Income/(loss) before income taxes        $   (240)       $ 33,933     $   4,193
                                         =========       =========    ==========

Depreciation and amortization
J. Crew                                  $ 31,568        $ 22,448     $  19,051
Corporate                                     150             152           190
                                         ---------       ---------    ----------
                                         $ 31,718        $ 22,600     $  19,241
                                         =========       =========    ==========

Identifiable assets
J. Crew                                  $360,882        $342,541     $ 305,552
Clifford & Wills                              --               --         8,927
Corporate                                  20,846          31,211        49,127
                                         ---------       ---------    -----------
                                         $381,728        $373,752     $ 363,606
                                         =========       =========    ==========

Capital expenditures
J. Crew                                  $ 59,846        $ 55,394     $  39,435
Corporate                                   2,016             300         9,249
                                         ---------       ---------    ----------
                                         $ 61,862        $ 55,694     $  48,684
                                         =========       =========    ==========

(16)     Quarterly Financial Information (Unaudited)
         -------------------------------

                                                           ($ in millions)

                            13 weeks         13 weeks          13 weeks         13 weeks          52 weeks
                               ended            ended             ended            ended             ended
                              5/5/01           8/4/01           11/3/01           2/2/02            2/2/02
                              ------           ------           -------           ------            ------
Net sales                    $ 158.9           $160.5            $187.1           $234.8            $741.3
Gross profit                    68.2             60.5              82.8            104.1             315.6
Net income (loss)            $  (7.1)          $ (6.1)           $  2.7           $ 10.4            $  (.1)

                            13 weeks         13 weeks          13 weeks         14 weeks          53 weeks
                               ended            ended             ended            ended             ended
                             4/29/00          7/29/00          10/28/00        2/3/01(a)            2/3/01
                             -------          -------          --------        ---------            ------

Net sales                    $ 158.0           $162.2            $194.0           $273.5            $787.7
Gross profit                    72.8             71.0              90.2            128.1             362.1
Net income (loss)            $  (3.1)          $ (2.9)           $  6.7           $ 21.1            $ 21.8

(a)      includes $4.1 million writedown of net assets of C&W.


SCHEDULE II       VALUATION AND QUALIFYING ACCOUNTS


                                             beginning     charged to cost   charged to other                 ending
                                              balance       and expenses         accounts       deductions    balance

                                                                             ($ in thousands)
Inventory reserve
-----------------
 (deducted from inventories)
fiscal year ended:

February 2, 2002                             $ 7,360       $ 1,007(a)       $      --            $      --     $ 8,367

February 3, 2001                               4,447         2,913(a)              --                   --       7,360

January 29, 2000                               6,122       (1,675)(a)             ---                   --       4,447

Allowance for sales returns
---------------------------
 (included in other current liabilities)

fiscal year ended:

February 2, 2002                             $ 6,530       $  (55)(a)       $      --            $      --     $ 6,475

February 3, 2001                               5,011         1,519(a)              --                   --       6,530

January 29, 2000                               3,473         1,538(a)            ----                            5,011

(a) The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period inventory write-downs and sales returns are charged to the statement of operations as incurred.

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

  3.2 By-laws of J. Crew Group, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the "2000 Form 10-K")).

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

  4.2(e)*      Amendment, dated as of April 17, 2002, to the Credit Agreement.

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

  Exhibit
    No.                               Description
    --                                -----------

  4.7 Registration Rights Agreement, dated as of October 17, 1997, by and among J. Crew Group, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. (incorporated by reference to Exhibit 4.10 to the Registration Statement).

               NOTE:Pursuant to the provisions of paragraph (b)(4)(iii) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of the instruments pursuant to which various entities hold long-term debt of the Company or its parent or subsidiaries, none of which instruments govern indebtedness exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis.

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

  10.5(c)+*    Letter Agreement, dated January 15, 2002, between Mark Sarvary and J. Crew Operating Corp.

  10.6+ Agreement, dated September 30, 1999, between J. Crew Operating Corp. and Carol Sharpe (incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K).

  10.7(a)+ Employment Agreement, dated February 18, 2000, between J. Crew Operating Corp. and Trudy Sullivan (incorporated by reference to
               Exhibit 10.7 to the 2000 Form 10-K).

  10.7(b)+*    Letter Agreement, dated July 12, 2001, between Trudy Sullivan and
               J. Crew Operating Corp.

  10.8+ Letter Agreement, dated January 29, 2001, between J. Crew Group, Inc. and Richard Anders (incorporated by reference to Exhibit 10.8(b) of the 2000 Form 10-K).

  10.9         Stockholders' Agreement, dated as of October 17, 1997, among J.
               Crew Group, Inc. and the Stockholder signatories thereto (incorporated by reference to Exhibit 4.1 to the Registration Statement).

  Exhibit
    No.                               Description
    --                                ------------

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

  10.11(a)+    J. Crew Group, Inc. 1997 Stock Option Plan (the "1997 Plan")
               (incorporated by reference to Exhibit 10.13 to the Registration
               Statement).

  10.11(b)+    Amendment to the 1997 Plan, dated July 24, 2000 (incorporated by reference to Exhibit 10.11(b) to the 2000 Form 10-K).

  10.11(c)+    Amendment to the 1997 Plan, dated February 2, 2001 (incorporated by reference to Exhibit 10.11(c) to the 2000 Form 10-K).

  10.12+* Employment Agreement, dated May 17, 2001, between J. Crew Operating Corp. and Michael Scandiffio.

  10.13+* Employment Agreement, dated December 12, 2001, between J. Crew Operating Corp. and Blair Gordon.

  10.14+* Form of Executive Severance Agreement between J. Crew Operating Corp. and certain executives thereof.

  10.15+* Letter agreement, dated March 14, 2000, between J. Crew Operating Corp. and Scott Formby.

  21.1*        Subsidiaries of J. Crew Group, Inc.

  23.1*        Consent of KPMG LLP, Independent Auditors.

___________
+ Management contract or compensatory plan or arrangement

* Filed herewith