Form 10-Q
period 2002-05-04
J CREW GROUP INC; J CREW OPERATING CORP
filed 2002-06-10
CIK 1051251, 1051425

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 4, 2002

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to
such filing requirements for the past 90 days. Yes x   No __
                                                  ---

The number of shares of Common Stock outstanding of each of the issuers as of May 17, 2002

         J. CREW GROUP, INC.
                  11,748,789 shares of Common Stock, par value $.01 per share

         J. CREW OPERATING CORP.
                  100 shares of Common Stock, par value $.01 per share (all of which are owned beneficially and of record by J.Crew Group, Inc.)

This combined Form 10-Q is separately filed by each of J. Crew Group, Inc and J. Crew Operating Corp. The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

J. Crew Operating Corp. meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         Part I - Financial Information

Item I. Financial Statements

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                                  May 4,                 February 2,
                                 Assets                                            2002                     2002
                                 ------                                            ----                     ----
                                                                                (unaudited)
                                                                                            (in thousands)
Current assets:
     Cash and cash equivalents                                                  $   15,306                $   16,201
     Merchandise inventories                                                       143,405                   138,918
     Prepaid expenses and other current assets                                      24,968                    27,026
                                                                                -----------               -----------

           Total current assets                                                    183,679                   182,145

Property and equipment - at cost                                                   302,992                   293,700
                  Less accumulated depreciation and amortization                  (114,289)                 (106,427)
                                                                                -----------               -----------
                                                                                   188,703                   187,273
                                                                                ----------                -----------

Deferred income tax assets                                                          18,071                    18,071
Other assets                                                                        14,304                    13,831
                                                                                -----------               -----------
            Total assets                                                        $  404,757                $  401,320
                                                                                ===========               ===========

                                 Liabilities and Stockholders' Deficit
                                 -------------------------------------

Current liabilities:
     Notes payable - bank                                                       $   55,000                $       --
     Accounts payable and other current liabilities                                 91,285                   128,491
     Federal and state income taxes                                                  1,945                     8,840
     Deferred income tax liabilities                                                 5,650                     5,650
                                                                                -----------               -----------

           Total current liabilities                                               153,880                   142,981
                                                                                -----------               -----------

Deferred credits and other long-term liabilities                                    67,416                    67,235
                                                                                -----------               -----------

Long-term debt                                                                     283,954                   279,687
                                                                                -----------               -----------

Redeemable preferred stock                                                         238,816                   230,460
                                                                                -----------               -----------

Stockholders' deficit                                                             (339,309)                 (319,043)
                                                                                -----------               -----------

           Total liabilities and stockholders' deficit                          $  404,757                $  401,320
                                                                                ===========               ===========

See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                           Thirteen weeks ended
                                                                     May 4,                    May 5,
                                                                     -----                     -----
                                                                      2002                      2001
                                                                      ----                      ----
                                                                                  (unaudited)
                                                                                (in thousands)
Revenues:

    Net sales                                                       $157,883                   $158,963
    Other                                                              9,169                      8,883
                                                                    --------                   --------
                                                                     167,052                    167,846
                                                                    --------                   --------

Cost of goods sold including buying and occupancy costs              100,087                     99,590

Selling, general and administrative expenses                          75,947                     75,485
                                                                    --------                   --------

                   Loss from operations                               (8,982)                    (7,229)

Interest expense - net                                                (9,593)                    (8,451)
                                                                    --------                   --------

                   Loss before income taxes                          (18,575)                   (15,680)

Income tax benefit                                                     6,500                      6,340
                                                                    --------                   --------

                   Net loss                                         $(12,075)                  $ (9,340)
                                                                    ========                   ========




See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                                               Thirteen weeks ended
                                                                              May 4,          May 5,
                                                                              ------          ------
                                                                               2002            2001
                                                                               ----            ----
                                                                                    (unaudited)
                                                                                  (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                                 $   (12,075)     $  (9,340)

Adjustments to reconcile net loss to net cash used in
 operating activities:
     Depreciation and amortization                                             8,224          6,651
     Amortization of deferred financing costs                                    793            500
     Non cash compensation expense                                               305            728
     Non cash interest expense                                                 4,267          3,639

Changes in operating assets and liabilities:

     Merchandise inventories                                                  (4,487)        (7,411)
     Prepaid expenses and other current assets                                 2,058          3,342
     Other assets                                                             (1,307)        (1,002)
     Accounts payable and other liabilities                                  (36,901)       (28,200)
     Federal and state income taxes                                           (6,895)       (12,743)
                                                                          -----------      ---------

     Net cash used in operating activities                                   (46,018)       (43,836)
                                                                          -----------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:

     Capital expenditures                                                    (12,067)       (15,019)
     Proceeds from construction allowances                                     2,190          4,315
                                                                          -----------      ---------

     Net cash used in investing activities                                    (9,877)       (10,704)
                                                                          -----------      =========

CASH FLOW FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank                                          55,000         37,000
                                                                          ===========      =========

DECREASE IN CASH AND CASH EQUIVALENTS                                           (895)       (17,540)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               16,201         32,930
                                                                          -----------      ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                $    15,306      $  15,390
                                                                          ===========      =========

NON-CASH FINANCING ACTIVITIES:

     Dividends on preferred stock                                        $     8,356      $   7,234
                                                                          ===========      =========

See notes to unaudited condensed consolidated financial statements.

                       J.CREW GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Thirteen weeks ended May 4, 2002 and May 5, 2001

1.   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated balance sheet as of May 4, 2002 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 4, 2002 and May 5, 2001 have been prepared by the Company and have not been audited. In the opinion of management all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

         Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended February 2, 2002.

         The results of operations for the thirteen week period ended May 4, 2002 are not necessarily indicative of the operating results for the full fiscal year.

2.   Staff Reductions

         During the first quarter of 2002 the Company recorded a pretax charge of $4.6 million related to severance costs for approximately 120 employees and the departure of the former Chief Executive Officer. The staff reductions occurred in the first quarter and the related payments will be incurred primarily in the second quarter of fiscal 2002.

3.   Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's financial statements.

         In July 2001, the FASB issued Statement of Financial Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminated the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires testing at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date of

         January 1, 2002. The adoption of these statements in fiscal 2002 did not have any effect on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets and requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant effect on the Company's financial statements in the first quarter of fiscal 2002.

         EITF Issue No. 01-9 "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products" (formerly EITF Issue 00-14) was effective in the first quarter of fiscal year 2002. This EITF addresses the accounting for and classification of consideration given to a customer from a vendor in connection with the purchase or promotion of the vendor's product. The adoption of this EITF did not have any effect on the Company's financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                                   May 4,             February 2,
                                 Assets                                             2002                 2002
                                 ------                                             ----                 ----
                                                                                (unaudited)
                                                                                         (in thousands)
Current assets:
     Cash and cash equivalents                                                  $   15,306            $  16,201
     Merchandise inventories                                                       143,405              138,918
     Prepaid expenses and other current assets                                      24,968               27,026
                                                                                -----------           ----------

           Total current assets                                                    183,679              182,145

Property and equipment - at cost                                                   302,992              293,700
                  Less accumulated depreciation and amortization                  (114,289)            (106,427)
                                                                                -----------           ----------
                                                                                   188,703              187,273
                                                                                -----------           ----------

Other assets                                                                        12,839               12,310
                                                                                -----------           ---------
            Total assets                                                        $  385,221            $ 381,728
                                                                                ===========           =========

                      Liabilities and Stockholder's Equity
                      ------------------------------------


Current liabilities:
     Notes payable - bank                                                       $   55,000            $      --
     Accounts payable and other current liabilities                                 91,285              128,491
     Federal and state income taxes                                                  4,814               10,109
     Deferred income tax liabilities                                                 5,604                5,604
                                                                                -----------           ----------

           Total current liabilities                                               156,703              144,204
                                                                                -----------           ----------

Deferred credits and other long-term liabilities                                    67,416               67,235
                                                                                -----------           ----------

Long-term debt                                                                     150,000              150,000
                                                                                -----------           ----------

Due to J.Crew Group, Inc.                                                            1,142                1,142
                                                                                -----------           ----------

Stockholder's equity                                                                 9,960               19,147
                                                                                -----------           ----------


           Total liabilities and stockholder's equity                           $  385,221            $ 381,728
                                                                                ===========           ==========


See notes to unaudited condensed consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                            Thirteen weeks ended
                                                                      May 4,                     May 5,
                                                                      ------                     ------
                                                                       2002                       2001
                                                                       ----                       ----
                                                                                 (unaudited)
                                                                                (in thousands)
Revenues:

    Net sales                                                       $ 157,883                 $ 158,963
    Other                                                               9,169                     8,883
                                                                    ---------                 ---------
                                                                      167,052                   167,846

Cost of goods sold including buying and occupancy costs               100,087                    99,590

Selling, general and administrative expenses                           75,782                    75,320
                                                                    ---------                 ---------

                   Loss from operations                                (8,817)                   (7,064)

Interest expense - net                                                 (5,270)                   (4,755)
                                                                    ---------                 ---------

                   Loss before income taxes                           (14,087)                  (11,819)

Income tax benefit                                                      4,900                     4,750
                                                                    ---------                 ---------

                   Net loss                                         $  (9,187)                $  (7,069)
                                                                    =========                 =========

See notes to unaudited condensed consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                                                      Thirteen weeks ended
                                                                                      May 4,          May 5,
                                                                                      ------          ------
                                                                                       2002            2001
                                                                                       ----            ----
                                                                                           (unaudited)
                                                                                          (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                                            $ (9,187)       $ (7,069)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                                     8,224           6,651
     Amortization of deferred financing costs                                            737             443
     Non cash compensation expense                                                       140             563

Changes in operating assets and liabilities:

     Merchandise inventories                                                          (4,487)         (7,411)
     Prepaid expenses and other current assets                                         2,058           3,342
     Other assets                                                                     (1,307)         (1,002)
     Accounts payable and other liabilities                                          (36,901)        (28,200)
     Federal and state income taxes                                                   (5,295)        (11,153)
                                                                                    --------        --------

     Net cash used in operating activities                                           (46,018)        (43,836)
                                                                                    --------        --------

CASH FLOW FROM INVESTING ACTIVITIES:

     Capital expenditures                                                            (12,067)        (15,019)
     Proceeds from construction allowances                                             2,190           4,315
                                                                                    --------        --------

     Net cash used in investing activities                                            (9,877)        (10,704)
                                                                                    --------        --------

CASH FLOW FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank                                                  55,000          37,000
                                                                                    --------        --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (895)        (17,540)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       16,201          32,930
                                                                                    --------        --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $ 15,306        $ 15,390
                                                                                    ========        ========

See notes to unaudited condensed consolidated financial statements.

                     J.CREW OPERATING CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Thirteen Weeks Ended May 4, 2002 and May 5, 2001

1.   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Operating Corp. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated balance sheet as of May 4, 2002 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 4, 2002 and May 5, 2001 have been prepared by the Company and have not been audited. In the opinion of management all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

         Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended February 2, 2002.

         The results of operations for the thirteen week period ended May 4, 2002 are not necessarily indicative of the operating results for the full fiscal year.

2.   Staff Reductions

         During the first quarter of 2002 the Company recorded a pretax charge of $4.6 million related to severance costs for approximately 120 employees and the departure of the former Chief Executive Officer. The staff reductions occurred in the first quarter and the related payments will be incurred primarily in the second quarter of fiscal 2002.

3.   Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's financial statements.

         In July 2001, the FASB issued Statement of Financial Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminated the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires testing at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date of

         January 1, 2002. The adoption of these statements in fiscal 2002 did not have any effect on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets and requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant effect on the Company's financial statements in the first quarter of fiscal 2002.

         EITF Issue No. 01-9 "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products" (formerly EITF Issue 00-14) was effective in the first quarter of fiscal year 2002. This EITF addresses the accounting for and classification of consideration given to a customer from a vendor in connection with the purchase or promotion of the vendor's product. The adoption of this EITF did not have any effect on the Company's financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - J.CREW GROUP, INC.

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED MAY 4, 2002 COMPARED TO THIRTEEN WEEKS ENDED MAY 5, 2001.

Revenues for the thirteen weeks ended May 4, 2002 decreased to $167.1 million from $167.8 million in the thirteen weeks ended May 5, 2001.

Revenues of J.Crew Retail increased from $84.8 million in the first quarter of 2001 to $85.7 million in the first quarter of 2002. This increase was due to the sales from stores opened for less than a full year. Comparable store sales in the first quarter of 2002 decreased by 13.0%. The number of stores open at May 4, 2002 increased to 143 from 112 at May 5, 2001.

Revenues of J.Crew Direct increased from $55.7 million in the first quarter of 2001 to $56.2 million in the first quarter of 2002. Revenues from jcrew.com (which are included in J.Crew Direct revenues) increased to $31.2 million in the first quarter of 2002 from $25.3 million in the first quarter of 2001. Catalog revenues in the first quarter of 2002 decreased to $25.0 million from $30.4 million in the first quarter of 2001, as the Company continues to migrate customers to the Internet.

Revenues of J.Crew Factory decreased from $18.4 million in the first quarter of 2001 to $16.0 million in the first quarter of 2002. There were 41 stores open during both periods.

Other revenues, which consist of shipping and handling fees and royalties, were $9.2 million in the first quarter of 2002 and $8.9 million in the first quarter of 2001.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues from 59.3% in the first quarter of 2001 to 59.9% in the first quarter of 2002. This increase is attributable primarily to an increase in buying and occupancy costs as a percentage of revenue in the first quarter of 2002 compared to the first quarter of 2001 of 180 basis points resulting from negative leverage due to the decline in comparable store sales. This increase was partially offset by an increase of 120 basis points in merchandise margin due primarily to a higher initial markup in the first quarter of 2002.

Selling, general and administrative expenses increased to $75.9 million in the thirteen weeks ended May 4, 2002 from $75.5 million in the thirteen weeks ended May 5, 2001. This increase of $.4 million was attributed to an increase in general and administrative expenses of $5.0 million and a decrease of $4.6 million in selling expense. The increase in general and administrative expenses resulted from additional retail stores in operation during the first quarter of 2002 and $4.6 million of severance charges relating to headcount reductions and the departure of the former Chief Executive Officer. These increases were somewhat offset by cost reduction initiatives implemented in fiscal 2001. The reduction in selling expense was due to a shift in the timing of catalog circulation between the first quarter and subsequent quarters in fiscal 2002, the mailing of several test editions in the first quarter of 2001, and a decrease in printing and paper costs. As a percentage of revenues, selling, general and administrative expenses increased to 45.5% in the first quarter of 2002 from 45.0% of revenues in the first quarter of 2001.

The increase in interest expense from $8.5 million in the first quarter of 2001 to $9.6 million in the first quarter of 2002 resulted primarily from increases in non-cash interest. Non-cash interest expense increased to $5.1 million in the first quarter of 2002 from $4.1 million in the first quarter of 2001. Non-cash interest will convert to cash pay effective October 15, 2002 with the first payment of $9.3 million due in April 2003. Average borrowings under revolving credit arrangements were $35.6 million in the first quarter of 2002 compared to $10.5 million in the first quarter of 2001.

The effective income tax benefit decreased to (35.0%) in the first quarter of 2002 from (40.4%) in the first quarter of 2001 due to a decrease in assumed state tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations increased from $43.8 million in the first quarter of 2001 to $46.0 million in the first quarter of 2002. This increase in cash used in operations resulted primarily from the increase in working capital requirements in the first quarter 2002 compared to the first quarter of 2001.

Capital expenditures, net of construction allowances, were $9.9 million for the first quarter of 2002 compared to $10.7 million in the first quarter of 2001. Capital expenditures in the first quarter of 2002 were incurred for the construction of new stores. In the first quarter of 2001, capital expenditures were incurred for the construction of new stores and system enhancements. Capital expenditures for fiscal year 2002 are expected to be approximately $20 million compared to $42.6 million in fiscal year 2001.

Borrowings under the revolving credit line were $55.0 million at May 4, 2002 compared to $37.0 million at May 5, 2001. The increase in borrowings was due primarily to the lower level of invested cash at the beginning of fiscal year 2002 compared to last year.

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

SEASONALITY

The Company experiences two distinct selling seasons, spring and fall. The spring season is comprised of the first and second quarters and the fall season is comprised of the third and fourth quarters. Net sales are usually substantially higher in the fall season and selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season. Approximately 35% of annual net sales in fiscal year 2001 occurred in the fourth quarter. The Company's working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - J.CREW OPERATING CORP.

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED MAY 4, 2002 COMPARED TO THIRTEEN WEEKS ENDED MAY 5, 2001.

Revenues for the thirteen weeks ended May 4, 2002 decreased to $167.1 million from $167.8 million in the thirteen weeks ended May 5, 2001.

Revenues of J.Crew Retail increased from $84.8 million in the first quarter of 2001 to $85.7 million in the first quarter of 2002. This increase was due to the sales from stores opened for less than a full year. Comparable store sales in the first quarter of 2002 decreased by 13.0%. The number of stores open at May 4, 2002 increased to 143 from 112 at May 5, 2001.

Revenues of J.Crew Direct increased from $55.7 million in the first quarter of 2001 to $56.2 million in the first quarter of 2002. Revenues from jcrew.com (which are included in J.Crew Direct revenues) increased to $31.2 million in the first quarter of 2002 from $25.3 million in the first quarter of 2001. Catalog revenues in the first quarter of 2002 decreased to $25.0 million from $30.4 million in the first quarter of 2001, as the Company continues to migrate customers to the Internet.

Revenues of J.Crew Factory decreased from $18.4 million in the first quarter of 2001 to $16.0 million in the first quarter of 2002. There were 41 stores open during both periods.

Other revenues, which consist of shipping and handling fees and royalties, were $9.2 million in the first quarter of 2002 and $8.9 in the first quarter of 2001.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues from 59.3% in the first quarter of 2001 to 59.9% in the first quarter of 2002. This increase is attributable primarily to an increase in buying and occupancy costs as a percentage of revenue in the first quarter of 2002 compared to the first quarter of 2001 of 180 basis points resulting from negative leverage due to the decline in comparable store sales. This increase was partially offset by an increase of 120 basis points in merchandise margin due primarily to a higher initial markup in the first quarter of 2002.

Selling, general and administrative expenses increased to $75.8 million in the thirteen weeks ended May 4, 2002 from $75.3 million in the thirteen weeks ended May 5, 2001. This increase of $.5 million was attributed to an increase in general and administrative expenses of $5.1 million, and a decrease of $4.6 million in selling expense. The increase in general and administrative expenses resulted from additional retail stores in operation during the first quarter of 2002 and $4.6 million of severance charges relating to headcount reductions and the departure of the former Chief Executive Officer. These increases were somewhat offset by the cost reduction initiatives implemented in fiscal 2001. The reduction in selling expense was due primarily to a shift in the timing of catalog circulation between the first quarter and subsequent quarters in fiscal 2002, the mailing of several test editions in the first quarter of 2001, and a decrease in printing and paper costs. As a percentage of revenues, selling, general and administrative expenses increased to 45.4% in the first quarter of 2002 from 44.9% of revenues in the first quarter of 2001.

The increase in interest expense from $4.8 million in the first quarter of 2001 to $5.3 million in the first quarter of 2002 resulted primarily from additional amortization of deferred financing costs and an increase in average borrowings. Average borrowings under revolving credit arrangements were $35.6 million in the first quarter of 2002 compared to $10.5 million in the first quarter of 2001.

The effective income tax benefit decreased to (34.8%) in the first quarter of 2002 from (40.2%) in the first quarter of 2001 due to a decrease in assumed state tax benefits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has a licensing agreement in Japan which provides for royalty payments based on sales of J.Crew merchandise as denominated in yen. The Company has entered into forward foreign exchange contracts from time to time in order to minimize this risk. At May 4, 2002 there were no forward foreign exchange contracts outstanding.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at May 4, 2002 were approximately $42.0 million.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

            None

        (b) Reports on Form 8-K.

            J.Crew Group, Inc. and J.Crew Operating Corp. filed a report with the Securities and Exchange Commission on Form 8-K dated May 1, 2002 with respect to the departure of Mark Sarvary as Chief Executive Officer and a member of the Board of Directors.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company.

                                               J. CREW GROUP, INC.
                                               (Registrant)


Date:      June 7, 2002                        By:  /s/ Scott M. Rosen
                                                  ------------------------------
                                                    Scott M. Rosen
                                                    Executive Vice-President and
                                                    Chief Financial Officer

                                               J. CREW OPERATING CORP.
                                               (Registrant)


Date:      June 7, 2002                        By:  /s/ Scott M. Rosen
                                                  ------------------------------
                                                    Scott M. Rosen
                                                    Executive Vice-President and
                                                    Chief Financial Officer