Form 10-Q
period 2002-08-03
J CREW GROUP INC; J CREW OPERATING CORP
filed 2002-09-06
CIK 1051251, 1051425

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 3, 2002

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes_x_ No __

The number of shares of Common Stock outstanding of each of the issuers as of August 30, 2002

         J. Crew Group, Inc.
                  11,748,789 shares of Common Stock, par value $.01 per share

         J. Crew Operating Corp.
                  100 shares of Common Stock, par value $.01 per share (all of which are owned beneficially and of record by J.Crew Group, Inc.)

This Quarterly Report on Form 10-Q is a combined report being filed by two different registrants: J. Crew Group, Inc. ("Holdings") and J. Crew Operating Corp., a wholly owned subsidiary of Holdings ("Operating Corp"). Except where the content clearly indicates otherwise, any references in this report to the "Company" or "J.Crew" include all subsidiaries of Holdings, including Operating Corp. Operating Corp. makes no representation as to the information contained in this report in relation to Holdings and its subsidiaries other than Operating Corp.

J. Crew Operating Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         Part I - Financial Information

Item I. Financial Statements

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                                 August 3,              February 2,
                                 Assets                                            2002                    2002
                                 ------                                            ----                    ----
                                                                               (unaudited)
                                                                                          (in thousands)
Current assets:
     Cash and cash equivalents                                                  $   13,996                $  16,201
     Merchandise inventories                                                       138,926                  138,918
     Prepaid expenses and other current assets                                      22,717                   27,026
     Federal and state income taxes                                                  1,956                       --
                                                                                ----------                ---------

           Total current assets                                                    177,595                  182,145

Property and equipment - at cost                                                  309,711                   293,700
           Less accumulated depreciation and amortization                        (124,578)                 (106,427)
                                                                                ----------                ---------
                                                                                   185,133                  187,273
                                                                                ----------                ---------

Deferred income tax assets                                                          18,071                   18,071
Other assets                                                                        14,102                   13,831
                                                                                ----------                ---------
            Total assets                                                        $  394,901                $ 401,320
                                                                                ==========                =========

                    Liabilities and Stockholders' Deficit
                    -------------------------------------

Current liabilities:
     Notes payable - bank                                                       $   48,000                $      --
     Accounts payable and other current liabilities                                 93,788                  128,491
     Federal and state income taxes                                                     --                    8,840
     Deferred income tax liabilities                                                 5,650                    5,650
                                                                                ----------                ---------

           Total current liabilities                                               147,438                  142,981
                                                                                ----------                ---------

Deferred credits and other long-term liabilities                                    66,502                   67,235
                                                                                ----------                ---------

Long-term debt                                                                     288,308                  279,687
                                                                                ----------                ---------

Redeemable preferred stock                                                         247,452                  230,460
                                                                                ----------                ---------

Stockholders' deficit                                                             (354,799)                (319,043)
                                                                                ----------                ---------


           Total liabilities and stockholders' deficit                          $  394,901                $ 401,320
                                                                                ==========                =========





See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                           Thirteen weeks ended
                                                                    August 3,                 August 4,
                                                                    ---------                 ---------
                                                                        2002                      2001
                                                                        ----                      ----
                                                                                   (unaudited)
                                                                                 (in thousands)
Revenues:
    Net sales                                                       $ 160,946                 $ 160,455
    Other                                                               6,687                     7,445
                                                                    ---------                 ---------
                                                                      167,633                   167,900

Cost of goods sold including buying and occupancy costs               106,613                   107,366

Selling, general and administrative expenses (Note 2)                  62,478                    65,564
                                                                    ---------                 ---------

                   Loss from operations                                (1,458)                   (5,030)

Interest expense - net                                                 (9,540)                   (9,396)
                                                                    ---------                 ---------

                   Loss before income taxes                           (10,998)                  (14,426)

Income tax benefit                                                      3,850                     5,860
                                                                    ---------                 ---------

                   Net loss                                         $  (7,148)                $  (8,566)
                                                                    =========                 =========


















See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                          Twenty-six weeks ended
                                                                    August 3,                 August 4,
                                                                    ---------                 ---------
                                                                        2002                      2001
                                                                        ----                      ----
                                                                                   (unaudited)
                                                                                 (in thousands)
Revenues:

    Net sales                                                      $  318,829                 $ 319,418
    Other                                                              15,856                    16,328
                                                                   ----------                 ---------
                                                                      334,685                   335,746

Cost of goods sold including buying and occupancy costs               206,700                   206,956

Selling, general and administrative expenses (Note 2)                 138,425                   141,049
                                                                   ----------                 ---------

                   Loss from operations                               (10,440)                  (12,259)

Interest expense - net                                                (19,133)                  (17,847)
                                                                   ----------                 ---------

                   Loss before income taxes                           (29,573)                  (30,106)

Income tax benefit                                                     10,350                    12,200
                                                                   ----------                 ---------

                   Net loss                                        $  (19,223)                $ (17,906)
                                                                   ==========                 =========






















See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND

                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                                              Twenty-six weeks ended
                                                                              ----------------------

                                                                            August 3,      August 4,
                                                                            ---------      ---------
                                                                               2002            2001
                                                                               ----            ----
                                                                                    (unaudited)
                                                                                  (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                                     $(19,223)      $(17,906)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                             16,496         13,896
     Amortization of deferred financing costs                                   1,343          1,000
     Non cash compensation expense                                               (594)           963
     Non cash interest expense                                                  8,621          7,480

Changes in operating assets and liabilities:

     Merchandise inventories                                                       (8)       (12,962)
     Prepaid expenses and other current assets                                  4,309          1,759
     Other assets                                                              (1,696)        (1,814)
     Accounts payable and other liabilities                                   (33,115)        (8,638)
     Federal and state income taxes                                           (10,796)       (18,591)
                                                                             --------       --------

     Net cash used in operating activities                                    (34,663)       (34,813)
                                                                             --------       --------

CASH FLOW FROM INVESTING ACTIVITIES:

     Capital expenditures                                                     (18,787)       (33,288)
     Proceeds from construction allowances                                      3,245          5,548
                                                                             --------       --------

     Net cash used in investing activities                                    (15,542)       (27,740)
                                                                             --------       ========

CASH FLOW FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank                                           48,000         44,000
                                                                             --------       --------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (2,205)       (18,553)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                16,201         32,930
                                                                             --------       --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $ 13,996       $ 14,377
                                                                             ========       ========

NON-CASH FINANCING ACTIVITIES:

     Dividends on preferred stock                                            $ 16,992       $ 14,726
                                                                             ========       ========




See notes to unaudited condensed consolidated financial statements.

                       J.CREW GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Thirteen and Twenty-six weeks ended August 3, 2002 and August 4, 2001

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated balance sheet as of August 3, 2002 and the condensed consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

         The results of operations for the twenty-six week period ended August 3, 2002 are not necessarily indicative of the operating results for the full fiscal year.

2.       Staff Reductions

         During the first quarter of 2002 the Company recorded a pretax charge of $4.6 million related to severance costs for approximately 120 employees and the departure of the former Chief Executive Officer. The staff reductions occurred in the first quarter and approximately $3.0 million has been paid through the end of the second quarter.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant effect on the Company's financial statements in fiscal 2002.

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

                           J. CREW OPERATING CORP. AND

                                  SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                                 August 3,              February 2,
                                 Assets                                            2002                    2002
                                 ------                                            ----                    ----
                                                                               (unaudited)
                                                                                          (in thousands)
Current assets:
     Cash and cash equivalents                                                  $   13,996               $   16,201
     Merchandise inventories                                                       138,926                  138,918
     Prepaid expenses and other current assets                                      22,717                   27,026
                                                                                ----------               ----------

           Total current assets                                                    175,639                  182,145

Property and equipment - at cost                                                   309,711                  293,700
           Less accumulated depreciation and amortization                         (124,578)                (106,427)
                                                                                ----------               ----------
                                                                                   185,133                  187,273
                                                                                ----------               ----------

Other assets                                                                        12,695                   12,310
                                                                                ----------               ----------
            Total assets                                                        $  373,467               $  381,728
                                                                                ==========               ==========

                  Liabilities and Stockholder's Equity
                  ------------------------------------

Current liabilities:
     Notes payable - bank                                                       $   48,000               $       --
     Accounts payable and other current liabilities                                 93,789                  128,491
     Federal and state income taxes                                                  2,533                   10,109
     Deferred income tax liabilities                                                 5,604                    5,604
                                                                                ----------               ----------

           Total current liabilities                                               149,926                  144,204
                                                                                ----------               ----------

Deferred credits and other long-term liabilities                                    66,502                   67,235
                                                                                ----------               ----------

Long-term debt                                                                     150,000                  150,000
                                                                                ----------               ----------

Due to J.Crew Group, Inc.                                                            1,142                    1,142
                                                                                ----------               ----------

Stockholder's equity                                                                 5,897                   19,147
                                                                                ----------               ----------


           Total liabilities and stockholder's equity                           $  373,467               $  381,728
                                                                                ==========               ==========








See accompanying notes to unaudited condensed consolidated financial statements.

                           J. CREW OPERATING CORP. AND

                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                           Thirteen weeks ended
                                                                    August 3,                 August 4,
                                                                    ---------                 ---------
                                                                        2002                      2001
                                                                        ----                      ----
                                                                                   (unaudited)
                                                                                 (in thousands)
Revenues:

    Net sales                                                       $ 160,946                 $ 160,339
    Other                                                               6,687                     7,498
                                                                    ---------                 ---------
                                                                      167,633                   167,837

Cost of goods sold including buying and occupancy costs               106,613                   107,329

Selling, general and administrative expenses (Note 2)                  62,184                    65,427
                                                                    ---------                 ---------

                   Loss from operations                                (1,164)                   (4,919)

Interest expense - net                                                 (5,129)                   (5,505)
                                                                    ---------                 ---------

                   Loss before income taxes                            (6,293)                  (10,424)

Income tax benefit                                                      2,230                     4,250
                                                                    ---------                 ---------

                   Net loss                                         $  (4,063)                $  (6,174)
                                                                    =========                 =========


















See notes to unaudited condensed consolidated financial statements.

                           J. CREW OPERATING CORP. AND

                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                          Twenty-six weeks ended
                                                                    August 3,                 August 4,
                                                                    ---------                 ---------
                                                                        2002                      2001
                                                                        ----                      ----
                                                                                   (unaudited)
                                                                                 (in thousands)
Revenues:

    Net sales                                                      $  318,829                 $ 319,302
    Other                                                              15,856                    16,381
                                                                   ----------                 ---------
                                                                      334,685                   335,683

Cost of goods sold including buying and occupancy costs               206,700                   206,919

Selling, general and administrative expenses (Note 2)                 137,966                   140,747
                                                                   ----------                 ---------

                   Loss from operations                                (9,981)                  (11,983)

Interest expense - net                                                (10,399)                  (10,260)
                                                                   ----------                 ---------

                   Loss before income taxes                           (20,380)                  (22,243)

Income tax benefit                                                      7,130                     9,000
                                                                   ----------                 ---------

                   Net loss                                        $  (13,250)                $ (13,243)
                                                                   ==========                 =========




















See notes to unaudited condensed consolidated financial statements.

                           J. CREW OPERATING CORP. AND

                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                                              Twenty-six weeks ended
                                                                              ----------------------

                                                                            August 3,      August 4,
                                                                            ---------      ---------
                                                                               2002            2001
                                                                               ----            ----
                                                                                    (unaudited)
                                                                                  (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                     $(13,230)      $(13,243)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                             16,496         13,896
     Amortization of deferred financing costs                                   1,200            886
     Non cash compensation expense                                             (1,053)           633

Changes in operating assets and liabilities:

     Merchandise inventories                                                       (8)       (12,962)
     Prepaid expenses and other current assets                                  4,309          1,759
     Other assets                                                              (1,696)        (1,814)
     Accounts payable and other liabilities                                   (33,115)        (8,577)
     Federal and state income taxes                                            (7,566)       (15,391)
                                                                             --------       --------

     Net cash used in operating activities                                    (34,663)       (34,813)
                                                                             --------       --------

CASH FLOW FROM INVESTING ACTIVITIES:

     Capital expenditures                                                     (18,787)       (33,288)
     Proceeds from construction allowances                                      3,245          5,548
                                                                             --------       --------

     Net cash used in investing activities                                    (15,542)       (27,740)
                                                                             --------       --------

CASH FLOW FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank                                           48,000         44,000
                                                                             --------        -------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (2,205)       (18,553)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                16,201         32,930
                                                                             --------       --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $ 13,996       $ 14,377
                                                                             ========       ========







See notes to unaudited condensed consolidated financial statements.

                     J.CREW OPERATING CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Thirteen and Twenty-Six Weeks Ended August 3, 2002 and August 4, 2001

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Operating Corp. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated balance sheet as of August 3, 2002 and the condensed consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001 have been prepared by the Company and have not been audited. In the opinion of management all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

         The results of operations for the twenty-three week period ended August 3, 2002 are not necessarily indicative of the operating results for the full fiscal year.

2.       Staff Reductions

         During the first quarter of 2002 the Company recorded a pretax charge of $4.6 million related to severance costs for approximately 120 employees and the departure of the former Chief Executive Officer. The staff reductions occurred in the first quarter and approximately $3.0 million has been paid through the end of the second quarter.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant effect on the Company's financial statements in the first six months of fiscal 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - J.CREW GROUP, INC.

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED AUGUST 3, 2002 VERSUS THIRTEEN WEEKS ENDED AUGUST 4, 2001.

Consolidated revenues decreased from $167.9 million in the thirteen weeks ended August 4, 2001 to $167.6 million for the thirteen weeks ended August 3, 2002.

The revenues of J.Crew Retail increased from $91.2 million in the second quarter of 2001 to $94.1 million in the second quarter of 2002. This increase was due to the sales from new stores opened for less than a full year. Comparable store sales in the second quarter of 2002 decreased by 11.4%. The number of stores open at August 3, 2002 increased to 146 from 113 at August 3, 2001.

The revenues of J.Crew Direct (which includes the catalog and Internet operations) increased from $45.2 million in the second quarter of 2001 to $45.9 million in the second quarter of 2002. Revenues from jcrew.com increased from $21.0 million in second quarter of 2001 to $25.3 million in the second quarter of 2002. Catalog revenues in the second quarter of 2002 decreased to $20.6 million from $24.2 million in the second quarter of 2001, as the Company continued to migrate customers to the Internet. Pages circulated were approximately the same in both periods.

The revenues of J.Crew Factory decreased from $24.1 million in the second quarter of 2001 to $20.9 million in the second quarter of 2002. There were 43 stores open in the second quarter of 2002 compared to 41 stores in the second quarter of 2001.

Other revenues decreased from $7.4 million in the second quarter of 2001 to $6.7 million in the second quarter of 2002, primarily as a result of a decrease in shipping and handling fees.

Cost of goods sold, including buying and occupancy costs, decreased as a percentage of revenues to 63.6% in the second quarter of 2002 from 64.0% in the second quarter of 2001. This decrease is due to an increase in merchandising margins of 90 basis points due primarily to a higher initial markup offset by an increase in buying and occupancy costs as a percentage of revenues of 50 basis points resulting from negative leverage due to the decline in comparable store sales.

Selling, general and administrative expenses decreased from $65.6 million in the second quarter of 2001 to $62.5 million in the second quarter of 2002. This decrease resulted from a decrease in selling expense of $.7 million and a decrease in general and administrative expenses of $2.4 million. The decrease in selling expense resulted primarily from a decrease in printing and paper costs in the second quarter of 2002 compared to the second quarter of 2001. The decrease in general and administrative expenses was due primarily to severance payments of $2.2 million which adversely effected the second quarter of 2001 and the positive effect in the second quarter of 2002 from the cost reduction initiatives adopted in the first quarter of 2002 offset by higher expenses as a result of the increase in the number of retail stores in operation during the second quarter of 2002 compared to second quarter of 2001. As a percentage of revenues, selling, general and administrative expenses decreased from 39.0% in the second quarter of 2001 to 37.3% of revenues in the second quarter of 2002.

The increase in interest expense from $9.4 million in the second quarter of 2001 to $9.5 million in the second quarter of 2002 resulted primarily from an increase in non-cash interest expense, which increased to $4.9 million in the second quarter of 2002 from $4.3 million in the second quarter of 2001. Non-cash interest will convert to cash pay effective October 15, 2002 with the first payment of $9.3 million due in April 2003. Average short-term borrowings during the second quarter of 2002 were $48.0 million compared to $41.6 million in the second quarter of 2001. This increase in average borrowings was offset by a decrease in interest rates.

The effective tax rate decreased from (40.6%) in the second quarter of 2001 to (35.0%) in the second quarter of 2002 due to a decrease in assumed state tax benefits.

RESULTS OF OPERATIONS - TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 VERSUS TWENTY-SIX WEEKS ENDED AUGUST 4, 2001.

Consolidated revenues for the twenty-six weeks ended August 3, 2002 decreased to $334.7 million from $335.7 million in the twenty-six weeks ended August 4, 2001.

Revenues of J.Crew Retail increased from $176.0 million in the twenty-six weeks ended August 4, 2001 to $179.8 million in the twenty-six weeks ended August 3, 2002. This increase was due to sales from the stores opened for less than a full year. Comparable store sales in the twenty-six weeks ended August 3, 2002 decreased by 12.2%. The number of stores open at August 3, 2002 increased to 146 from 113 at August 4, 2001.

Revenues of J.Crew Direct (which includes the catalog and Internet operations) increased from $100.9 million in the twenty-six weeks ended August 4, 2001 to $102.1 million in the twenty-six weeks ended August 3, 2002. Revenues from jcrew.com increased to $56.5 million in the twenty-six weeks ended August 3, 2002 from $46.3 million in the twenty-six weeks ended August 4, 2001. Catalog revenues decreased from $54.6 million in the twenty-six weeks ended August 4, 2001 to $45.6 million in the twenty-six weeks ended August 3, 2002 as the Company continued to migrate customers to the Internet.

Revenues of J.Crew Factory decreased from $42.5 million in the twenty-six weeks ended August 4, 2001 to $36.9 million in the twenty-six weeks ended August 3, 2002. There were 43 stores open at August 3, 2002 compared to 41 stores at August 4, 2001.

Other revenues decreased from $16.3 million in the twenty-six weeks ended August 4, 2001 to $15.9 million in the twenty-six weeks ended August 3, 2002 due primarily to a decrease in licensing income.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues from 61.6% in the twenty-six weeks ended August 4, 2001 to 61.8% in the twenty-six weeks ended August 3, 2002. This increase resulted primarily from an increase in buying and occupancy costs as a percentage of revenues of 120 basis points resulting from negative leverage due to the decline in comparable store stores offset by an increase in merchandising margins of 100 basis points due primarily to a higher initial markup.

Selling, general and administrative expenses decreased from $141.0 million in the twenty-six weeks ended August 4, 2001 to $138.4 million in the twenty-six weeks ended August 3, 2002. This decrease resulted from a decrease in selling expense of $5.4 million from $28.3 million in the six months ended August 4, 2001 to $22.9 million in the six months ended August 3, 2002, offset by an increase in general and administrative expenses of $2.8 million from $112.7 million in the six months ended August 4, 2001 to $115.5 million in the six months ended August 3, 2002. The decrease in selling expense was due primarily to a shift in the timing of catalog circulation between the first quarter and subsequent quarters in fiscal 2002, the mailing of several test editions in the first quarter of 2001 and a decrease in paper and printing costs. The increase in general and administrative expenses resulted from $4.8 million in severance pay in the first six months of 2002 and higher store operating expenses due to the increase in the number of retail stores in 2002 offset by the effects of cost reduction initiatives adopted in the first quarter of 2002. The six month period in 2001 was adversely effected by severance payments of $2.2 million in the second quarter. As a percentage of revenues, selling, general and administrative expense decreased to 41.4% of revenues in the twenty-six weeks ended August 3, 2002 from 42.0% in the six months ended August 4, 2001.

The increase in interest expense from $17.8 million in the twenty-six weeks ended August 4, 2001 to $19.1 million in the twenty-six weeks ended August 3, 2002 resulted primarily from an increase in non-cash interest expense to $10.0 million in the first six months of 2002 from $8.5 million in the same period last year. Non-cash interest will convert to cash-pay effective October 15, 2002 with the first payment of $9.3 million due in April 2003. Average short-term borrowings during the first six months of 2002 were $41.8 million compared to $26.1 million in the first six months of 2001. The effect of this increase in average borrowings was offset by a decrease in interest rates.

The effective tax rate decreased from (40.5%) in the twenty-six weeks ended August 4, 2001 to (35.0%) in the twenty-six weeks ended August 3, 2002 due to a decrease in assumed state tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations decreased from a use $34.8 million in the twenty-six weeks ended August 4, 2001 to a use of $34.7 million in the twenty-six weeks ended August 3, 2002. The decrease in working capital requirements in the first half of fiscal 2002 resulted primarily from the decrease in inventories and federal tax payments offset by the decrease in accounts payable and other liabilities.

Capital expenditures, net of construction allowances, were $15.5 million in the twenty-six weeks ended August 3, 2002 compared to $27.7 million in the same period last year. Capital expenditures were incurred primarily for the construction of new stores in fiscal 2002 and for the construction of new stores and information systems enhancements in 2001. Capital expenditures for fiscal year 2002 are expected to be approximately $20 million compared to $42.6 million in fiscal year 2001.

Borrowings under the revolving credit line increased from $44.0 million at August 4, 2001 to $48.0 million at August 3, 2002 as a result of the lower invested cash position at the beginning of fiscal 2002 compared to fiscal 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - J.CREW OPERATING CORP.

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED AUGUST 3, 2002 VERSUS THIRTEEN WEEKS ENDED AUGUST 4, 2001.

Consolidated revenues decreased from $167.9 million in the thirteen weeks ended August 4, 2001 to $167.6 million for the thirteen weeks ended August 3, 2002.

The revenues of J.Crew Retail increased from $91.2 million in the second quarter of 2001 to $94.1 million in the second quarter of 2002. This increase was due to the sales from new stores opened for less than a full year. Comparable store sales in the second quarter of 2002 decreased by 11.4%. The number of stores open at August 3, 2002 increased to 146 from 113 at August 3, 2001.

The revenues of J.Crew Direct (which includes the catalog and Internet operations) increased from $45.2 million in the second quarter of 2001 to $45.9 million in the second quarter of 2002. Revenues from jcrew.com increased from $21.0 million in second quarter of 2001 to $25.3 million in the second quarter of 2002. Catalog revenues in the second quarter of 2002 decreased to $20.6 million from $24.2 million in the second quarter of 2001, as the Company continued to migrate customers to the Internet. Pages circulated were approximately the same in both periods.

The revenues of J.Crew Factory decreased from $24.1 million in the second quarter of 2001 to $20.9 million in the second quarter of 2002. There were 43 stores open in the second quarter of 2002 compared to 41 stores in the second quarter of 2001.

Other revenues decreased from $7.4 million in the second quarter of 2001 to $6.7 million in the second quarter of 2002, primarily as a result of a decrease in shipping and handling fees.

Cost of goods sold, including buying and occupancy costs, decreased as a percentage of revenues to 63.6% in the second quarter of 2002 from 64.0% in the second quarter of 2001. This decrease is due to an increase in merchandising margins of 90 basis points due primarily to a higher initial markup offset by an increase in buying and occupancy costs as a percentage of revenues of 50 basis points resulting from negative leverage due to the decline in comparable store sales.

Selling, general and administrative expenses decreased from $65.4 million in the second quarter of 2001 to $62.2 million in the second quarter of 2002. This decrease resulted from a decrease in selling expense of $.7 million and a decrease in general and administrative expenses of $2.5 million. The decrease in selling expense resulted primarily from a decrease in printing and paper costs in the second quarter of 2002 compared to the second quarter of 2001. The decrease in general and administrative expenses was due primarily to severance payments of $2.2 million which adversely effected the second quarter of 2001 and the positive effect in the second quarter of 2002 from the cost reduction initiatives adopted in the first quarter of 2002 offset by higher expenses as a result of the increase in the number of retail stores in operation during the second quarter of 2002 compared to second quarter of 2001. As a percentage of revenues, selling, general and administrative expenses decreased from 39.0% in the second quarter of 2001 to 37.1% of revenues in the second quarter of 2002.

Interest expense decreased from $5.5 million in the second quarter of 2001 to $5.1 million in the second quarter of 2002. Average short-term borrowings during the second quarter of 2002 were $48.0 million compared to $41.6 million in the second quarter of 2001, but the effect of this increase was offset by a decrease in interest rates.

The effective tax rate decreased from (40.8%) in the second quarter of 2001 to (35.4%) in the second quarter of 2002 due to a decrease in assumed state tax benefits.

RESULTS OF OPERATIONS - TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 VERSUS TWENTY-SIX WEEKS ENDED AUGUST 4, 2001.

Consolidated revenues for the twenty-six weeks ended August 3, 2002 decreased to $334.7 million from $335.7 million in the twenty-six weeks ended August 4, 2001.

Revenues of J.Crew Retail increased from $176.0 million in the twenty-six weeks ended August 4, 2001 to $179.8 million in the twenty-six weeks ended August 3, 2002. This increase was due to sales from the stores opened for less than a full year. Comparable store sales in the twenty-six weeks ended August 3, 2002 decreased by 12.2%. The number of stores open at August 3, 2002 increased to 146 from 113 at August 4, 2001.

Revenues of J.Crew Direct (which includes the catalog and Internet operations) increased from $100.9 million in the twenty-six weeks ended August 4, 2001 to $102.1 million in the twenty-six weeks ended August 3, 2002. Revenues from jcrew.com increased to $56.5 million in the twenty-six weeks ended August 3, 2002 from $46.3 million in the twenty-six weeks ended August 4, 2001. Catalog revenues decreased from $54.6 million in the twenty-six weeks ended August 4, 2001 to $45.6 million in the twenty-six weeks ended August 3, 2002 as the Company continued to migrate customers to the Internet.

Revenues of J.Crew Factory decreased from $42.5 million in the twenty-six weeks ended August 4, 2001 to $36.9 million in the twenty-six weeks ended August 3, 2002. There were 43 stores open at August 3, 2002 compared to 41 stores at August 4, 2001.

Other revenues decreased from $16.3 million in the twenty-six weeks ended August 4, 2001 to $15.9 million in the twenty-six weeks ended August 3, 2002 due primarily to a decrease in licensing income.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues from 61.6% in the twenty-six weeks ended August 4, 2001 to 61.8% in the twenty-six weeks ended August 3, 2002. This increase resulted primarily from an increase in buying and occupancy costs as a percentage of revenues of 120 basis points resulting from negative leverage due to the decline in comparable store stores offset by an increase in merchandising margins of 100 basis points due primarily to a higher initial markup.

Selling, general and administrative expenses decreased from $140.7 million in the twenty-six weeks ended August 4, 2001 to $138.0 million in the twenty-six weeks ended August 3, 2002. This decrease resulted from a decrease in selling expense of $5.4 million from $28.3 million in the six months ended August 4, 2001 to $22.9 million in the six months ended August 3, 2002, offset by an increase in general and administrative expenses of $2.7 million from $112.4 million in the six months ended August 4, 2001 to $115.1 million in the six months ended August 3, 2002. The decrease in selling expense was due primarily to a shift in the timing of catalog circulation between the first quarter and subsequent quarters in fiscal 2002, the mailing of several test editions in the first quarter of 2001 and a decrease in paper and printing costs. The increase in general and administrative expenses in the first six months of 2002 resulted from $4.8 million in severance pay in the first six months of 2002 and higher store operating expenses due to the increase in the number of retail stores in 2002 offset by the effects of cost reduction initiatives adopted in the first quarter of 2002. The six month period in 2001 was adversely effected by severance payments of $2.2 million in the second quarter. As a percentage of revenues, selling, general and administrative expense decreased to 41.2% of revenues in the six months ended August 3, 2002 from 41.9% in the six months ended August 4, 2001.

Interest expense increased from $10.3 million in the twenty-six weeks ended August 4, 2001 to $10.4 million in the twenty-six weeks ended August 3, 2002. Average borrowings during the first six months of 2002 were $41.8 million compared to $26.1 million in the first six months of 2001. The effect of this increase in average borrowings was mitigated by a decrease in interest rates.

The effective tax rate decreased from (40.5%) in the twenty-six weeks ended August 4, 2001 to (35.0%) in the twenty-six weeks ended August 3, 2002 due to a decrease in assumed state tax benefits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility which averaged $41.8 million during the first six months of 2002 compared to $26.1 million in the first six months of 2001.

The Company has a licensing agreement in Japan which provides for royalty payments based on sales of J.Crew merchandise as denominated in yen. The Company has entered into forward foreign exchange contracts from time to time in order to minimize this risk. At August 3, 2002 there were no forward foreign exchange contracts outstanding.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at August 3, 2002 were $67.8 million.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             10.1 Amended and Restated J. Crew Group, Inc. 1997 Stock Option
                  Plan.

             10.2 Employment Agreement, dated August 26, 2002, among J.Crew
                  Group, Inc., J.Crew Operating Corp. and Kenneth S. Pilot.

             99.1 Certifications of Acting Chief Executive Officer and Chief
                  Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

         (b) Reports on Form 8-K.

                  J.Crew Group, Inc. and J.Crew Operating Corp. filed a report with the Securities and Exchange Commission on Form 8-K dated August 26, 2002 with respect to the appointment of Kenneth S. Pilot as Chief Executive Officer.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company.

                                            J. CREW GROUP, INC.
                                            (Registrant)

Date:      September 6, 2002                By:  /s/ Scott M. Rosen
                                               --------------------------------
                                                    Scott M. Rosen
                                                    Executive Vice President and
                                                    Chief Financial Officer


                                            J. CREW OPERATING CORP.
                                            (Registrant)

Date:      September 6, 2002                By:  /s/  Scott M. Rosen
                                               --------------------------------
                                                    Scott M. Rosen
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                 CERTIFICATIONS

I, Scott M. Rosen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J. Crew Group, Inc. and J. Crew Operating Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of each registrant as of, and for, the periods presented in this quarterly report.

Date:  September 6, 2002
                                                   /s/ Scott M. Rosen
                                                  -----------------------------
                                                  Scott M. Rosen
                                                  Acting Chief Executive Officer

                                                   /s/ Scott M. Rosen
                                                  -----------------------------
                                                  Scott M. Rosen
                                                  Executive Vice-President and
                                                  Chief Financial Officer

EXPLANATORY NOTE: Since the departure of Mark Sarvary as former Chief Executive Officer of J.Crew Group, Inc. and J.Crew Operating Corp. on May 1, 2002, Scott
M. Rosen has performed the functions of each registrant's principal executive officer on an interim basis in addition to being each registrant's principal financial officer.