Form 10-Q
period 2002-11-02
J CREW GROUP INC; J CREW OPERATING CORP
filed 2002-12-05
CIK 1051251, 1051425

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      November 2, 2002

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes x No __

The number of shares of Common Stock outstanding of each of the issuers as of November 20, 2002

         J. Crew Group, Inc.
                  11,853,789 shares of Common Stock, par value $.01 per share

         J. Crew Operating Corp.
                  100 shares of Common Stock, par value $.01 per share (all of which are owned beneficially and of record by J.Crew Group, Inc.)

This Quarterly Report on Form 10-Q is a combined report being filed by two different registrants: J. Crew Group, Inc. ("Holdings") and J. Crew Operating Corp., a wholly owned subsidiary of Holdings ("Operating Corp."). Except where the content clearly indicates otherwise, any references in this report to the "Company" or "J.Crew" include all subsidiaries of Holdings, including Operating Corp. Operating Corp. makes no representation as to the information contained in this report in relation to Holdings and its subsidiaries other than Operating Corp.

J. Crew Operating Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         Part I - Financial Information

Item I. Financial Statements

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                                November 2,             February 2,
                                 Assets                                            2002                    2002
                                 ------                                            ----                    ----
                                                                              (unaudited)
                                                                                          (in thousands)
Current assets:
     Cash and cash equivalents                                                  $   14,970              $    16,201
     Merchandise inventories                                                       164,390                  138,918
     Prepaid expenses and other current assets                                      29,447                   27,026
     Federal and state income taxes                                                  2,380                       --
                                                                                ----------              -----------

           Total current assets                                                    211,187                  182,145

Property and equipment - at cost                                                   315,362                  293,700
                  Less accumulated depreciation and amortization                 (135,185)                (106,427)
                                                                                ----------              -----------
                                                                                   180,177                  187,273
                                                                                ----------              -----------

Deferred income tax assets                                                          18,071                   18,071
Other assets                                                                        14,274                   13,831
                                                                                ----------              -----------
            Total assets                                                        $  423,709              $   401,320
                                                                                ==========              ===========

                                 Liabilities and Stockholders' Deficit
                                 -------------------------------------

Current liabilities:
     Notes payable - bank                                                       $   55,000              $        --
     Accounts payable and other current liabilities                                111,309                  128,491
     Federal and state income taxes                                                     --                    8,840
     Deferred income tax liabilities                                                 5,650                    5,650
                                                                                ----------              -----------

           Total current liabilities                                               171,959                  142,981
                                                                                ----------              -----------

Deferred credits and other long-term liabilities                                    67,682                   67,235
                                                                                ----------              -----------

Long-term debt                                                                     292,000                  279,687
                                                                                ----------              -----------

Redeemable preferred stock                                                         256,398                  230,460
                                                                                ----------              -----------

Stockholders' deficit                                                            (364,330)                (319,043)
                                                                                ----------              -----------


           Total liabilities and stockholders' deficit                          $  423,709              $   401,320
                                                                                ==========              ===========




See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                           Thirteen weeks ended
                                                                  November 2,               November 3,
                                                                  -----------               -----------
                                                                        2002                      2001
                                                                        ----                      ----
                                                                                   (unaudited)
                                                                                 (in thousands)
Revenues:

    Net sales                                                       $ 181,852                 $ 187,116
    Other                                                               8,006                     8,470
                                                                 ------------              ------------
                                                                      189,858                   195,586

Cost of goods sold including buying and occupancy costs               113,970                   113,137

Selling, general and administrative expenses (Note 2)                  67,132                    72,430
                                                                    ---------                 ---------

                   Income from operations                               8,756                    10,019

Interest expense - net                                                (9,761)                   (9,603)
                                                                    ---------                 ---------

                   Income/(loss) before income taxes                  (1,005)                       416

Income taxes                                                              350                     (160)
                                                                  -----------                 ---------

                   Net income/(loss)                                $   (655)                 $     256
                                                                    =========                 =========


















See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                          Thirty-nine weeks ended
                                                                  November 2,               November 3,
                                                                  -----------               -----------
                                                                        2002                      2001
                                                                        ----                      ----
                                                                                   (unaudited)
                                                                                 (in thousands)
Revenues:

    Net sales                                                      $  500,681                 $ 506,534
    Other                                                              23,862                    24,798
                                                                  -----------                ----------
                                                                      524,543                   531,332

Cost of goods sold including buying and occupancy costs               320,670                   320,093

Selling, general and administrative expenses (Note 2)                 205,557                   213,479
                                                                    ---------                   -------

                   Loss from operations                               (1,684)                   (2,240)

Interest expense - net                                               (28,894)                  (27,450)
                                                                     --------                  --------

                   Loss before income taxes                          (30,578)                  (29,690)

Income tax benefit                                                     10,700                    12,040
                                                                  -----------                ----------

                   Net loss                                        $ (19,878)                $ (17,650)
                                                                   ==========                ==========






















See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                                   Thirty-nine weeks ended
                                                                  November 2,    November 3,
                                                                  -----------    -----------
                                                                       2002            2001
                                                                       ----            ----
                                                                            (unaudited)
                                                                          (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                         $   (19,878)     $ (17,650)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                     25,039         22,707
     Amortization of deferred financing costs                           1,898          1,498
     Non cash compensation expense                                      (594)          1,268
     Non cash interest expense                                         12,313         11,354

Changes in operating assets and liabilities:

     Merchandise inventories                                         (25,472)       (32,782)
     Prepaid expenses and other current assets                        (2,421)       (13,278)
     Other assets                                                     (2,465)        (2,838)
     Accounts payable and other liabilities                          (15,472)        (6,391)
     Federal and state income taxes                                  (11,220)       (18,431)
                                                                    ---------      ---------

     Net cash used in operating activities                           (38,272)       (54,543)
                                                                   ----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:

     Capital expenditures                                            (24,420)       (53,746)
     Proceeds from construction allowances                              6,461         15,346
                                                                     --------      ---------

     Net cash used in investing activities                           (17,959)       (38,400)
                                                                     ========       ========

CASH FLOW FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank                                   55,000         95,000
                                                                    ---------      ---------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                      (1,231)          2,057

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        16,201         32,930
                                                                     --------       --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $ 14,970       $ 34,987
                                                                     ========       ========

NON-CASH FINANCING ACTIVITIES:

     Dividends on preferred stock                                   $  25,938      $  22,486
                                                                    =========      =========




See notes to unaudited condensed consolidated financial statements.

                       J.CREW GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001

1.   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated balance sheet as of November 2, 2002 and the condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

         The results of operations for the thirty-nine week period ended November 2, 2002 are not necessarily indicative of the operating results for the full fiscal year.

2.   Staff Reductions

         During the first quarter of 2002, the Company recorded a pretax charge of $4.6 million related to severance costs for approximately 120 employees and the departure of the former Chief Executive Officer. The staff reductions occurred in the first quarter and approximately $3.8 million has been paid through the end of the third quarter.

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

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                                November 2,             February 2,
                                 Assets                                            2002                    2002
                                 ------                                            ----                    ----
                                                                              (unaudited)
                                                                                          (in thousands)
Current assets:
     Cash and cash equivalents                                                  $   14,970                $  16,201
     Merchandise inventories                                                       164,390                  138,918
     Prepaid expenses and other current assets                                      29,447                   27,026
                                                                                ----------                ---------

           Total current assets                                                    208,807                  182,145

Property and equipment - at cost                                                   315,362                   293,700
                  Less accumulated depreciation and amortization                 (135,185)                 (106,427)
                                                                                ----------                ----------
                                                                                   180,177                   187,273
                                                                                ----------                ----------

Other assets                                                                        12,924                    12,310
                                                                                ----------                ----------
            Total assets                                                        $  401,908                $  381,728
                                                                                ==========                ==========

                                 Liabilities and Stockholder's Equity
                                 ------------------------------------

Current liabilities:
     Notes payable - bank                                                       $   55,000                $      --
     Accounts payable and other current liabilities                                110,749                  128,491
     Federal and state income taxes                                                  3,619                   10,109
     Deferred income tax liabilities                                                 5,604                    5,604
                                                                                ----------                ---------

           Total current liabilities                                               174,972                  144,204
                                                                                ---------                 ---------

Deferred credits and other long-term liabilities                                    67,682                   67,235
                                                                                ----------                ---------

Long-term debt                                                                     150,000                  150,000
                                                                                ---------                 ---------

Due to J.Crew Group, Inc.                                                            1,212                    1,142
                                                                                ----------                ---------

Stockholder's equity                                                                 8,042                   19,147
                                                                                ----------                ---------


           Total liabilities and stockholder's equity                           $  401,908                $ 381,728
                                                                                ==========                =========






       See notes to unaudited condensed consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                           Thirteen weeks ended
                                                                  November 2,               November 3,
                                                                  -----------               -----------
                                                                        2002                      2001
                                                                        ----                      ----
                                                                                   (unaudited)
                                                                                 (in thousands)
Revenues:

    Net sales                                                       $ 181,852                 $ 187,116
    Other                                                               8,006                     8,470
                                                                  -----------              ------------
                                                                      189,858                   195,586

Cost of goods sold including buying and occupancy costs               113,970                   113,137

Selling, general and administrative expenses (Note 2)                  67,132                    72,275
                                                                   ----------                 ---------

                   Income from operations                               8,756                    10,174

Interest expense - net                                                (5,451)                   (5,667)
                                                                     --------                   -------

                   Income before income taxes                           3,305                     4,507

Income taxes                                                          (1,160)                   (1,860)
                                                                     --------                  --------

                   Net income                                        $  2,145                 $  2,647
                                                                     ========                 ========


















See notes to unaudited condensed consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                          Thirty-nine weeks ended
                                                                     November 2,              November 3,
                                                                     -----------              -----------
                                                                        2002                      2001
                                                                        ----                      ----
                                                                                   (unaudited)
                                                                                 (in thousands)
Revenues:

    Net sales                                                      $  500,681                 $ 506,534
    Other                                                              23,862                    24,798
                                                                  -----------                ----------
                                                                      524,543                   531,332

Cost of goods sold including buying and occupancy costs               320,670                   320,093

Selling, general and administrative expenses (Note 2)                 205,098                   212,987
                                                                    ---------                   -------

                   Loss from operations                               (1,225)                   (1,748)

Interest expense - net                                               (15,850)                  (15,927)
                                                                    ---------                 ---------

                   Loss before income taxes                          (17,075)                  (17,675)

Income tax benefit                                                      5,970                     7,140
                                                                   ----------               -----------

                   Net loss                                        $ (11,105)               $  (10,535)
                                                                   ==========               ===========




















See notes to unaudited condensed consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                                           Thirty-nine weeks ended
                                                                          November 2,    November 3,
                                                                          -----------    -----------
                                                                               2002            2001
                                                                               ----            ----
                                                                                    (unaudited)
                                                                                  (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                                  $  (11,105)     $ (10,535)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                             25,039         22,707
     Amortization of deferred financing costs                                   1,728          1,328
     Non cash compensation expense                                            (1,053)            772

Changes in operating assets and liabilities:

     Merchandise inventories                                                 (25,472)       (32,782)
     Prepaid expenses and other current assets                                (2,421)       (13,278)
     Other assets                                                             (2,465)        (2,838)
     Accounts payable and other liabilities                                  (16,033)        (6,391)
     Federal and state income taxes                                           (6,490)       (13,526)
                                                                           ----------      ---------

     Net cash used in operating activities                                   (38,272)       (54,543)
                                                                            ---------     ----------

CASH FLOW FROM INVESTING ACTIVITIES:

     Capital expenditures                                                    (24,420)       (53,746)
     Proceeds from construction allowances                                      6,461         15,346
                                                                           ----------      ---------

     Net cash used in investing activities                                   (17,959)       (38,400)
                                                                             --------       --------

CASH FLOW FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank                                           55,000         95,000
                                                                             --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,231)          2,057

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                16,201         32,930
                                                                               ------         ------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $ 14,970       $ 34,987
                                                                             ========       ========







See notes to unaudited condensed consolidated financial statements.

                     J.CREW OPERATING CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001

1.   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Operating Corp. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated balance sheet as of November 2, 2002 and the condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001 have been prepared by the Company and have not been audited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

         The results of operations for the thirty-nine week period ended November 2, 2002 are not necessarily indicative of the operating results for the full fiscal year.

2.   Staff Reductions

         During the first quarter of 2002, the Company recorded a pretax charge of $4.6 million related to severance costs for approximately 120 employees and the departure of the former Chief Executive Officer. The staff reductions occurred in the first quarter and approximately $3.8 million has been paid through the end of the third quarter.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets and requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant effect on the Company's financial statements in the first nine months of fiscal 2002.

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

         (a)  Inventory Valuation

              Merchandise inventories are carried at the lower of cost or market. Cost is determined on a first-in first-out basis. We evaluate all of our inventories to determine excess inventories based on estimated future sales. Excess inventories may be disposed of through outlet stores, clearance catalogs, Internet clearance sales and other liquidations. Based on the historical results experienced by the Company through the various methods of disposition the Company writes down the carrying value of inventories which are not expected to be sold at or above cost.

         (b)  Deferred catalog costs

              The costs associated with direct response advertising, which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream of the catalog mailings, which approximates four months. The expected future revenue stream is determined based on historical revenue trends developed over an extended period of time. If the current revenue streams were to diverge from the expected trend, the future revenue streams would be adjusted accordingly.

         (c)  Asset impairment

              The Company is exposed to potential impairment if the book value of its assets exceeds their future cash flows. The major component of our long lived assets represents store fixtures and leasehold improvements. The impairment of unamortized costs is measured at the store level and the unamortized cost is reduced to fair value if it is determined that the sum of expected future net cash flows is less than net book value.

         (d)  Sales returns

              The Company must make estimates of future sales returns related to current period sales. Management analyzes historical returns, current economic trends and changes in customer acceptance of its products when evaluating the adequacy of the reserve for sales returns.

         (e)  Income taxes

              Deferred tax assets are carried at the amount that the Company believes is more likely that not to be realized. The Company has considered future taxable income and prudent and feasible tax strategies in assessing the need for a valuation allowance. However, the continuance of declining trends and operating losses in the near term may cause the Company to reassess the need for a valuation allowance. If the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED NOVEMBER 2, 2002 VERSUS THIRTEEN WEEKS ENDED NOVEMBER 3, 2001.

Consolidated revenues decreased from $195.6 million in the thirteen weeks ended November 3, 2001 to $189.9 million for the thirteen weeks ended November 2, 2002.

The revenues of J.Crew Retail increased from $96.7 million in the third quarter of 2001 to $100.7 million in the third quarter of 2002. This increase was due to the sales from new stores opened for less than a full year. Comparable store sales in the third quarter of 2002 decreased by 11.0%. The number of stores open at November 2, 2002 increased to 152 from 130 at November 3, 2001.

The revenues of J.Crew Direct (which includes the catalog and Internet operations) decreased from $65.8 million in the third quarter of 2001 to $60.0 million in the third quarter of 2002. Revenues from jcrew.com increased from $32.1 million in third quarter of 2001 to $35.1 million in the third quarter of 2002. Catalog revenues in the third quarter of 2002 decreased to $24.9 million from $33.7 million in the third quarter of 2001, as the Company continued to migrate customers to the Internet.

The revenues of J.Crew Factory decreased from $24.6 million in the third quarter of 2001 to $21.2 million in the third quarter of 2002. There were 43 stores open in the third quarter of 2002 compared to 41 stores in the third quarter of 2001.

Other revenues decreased from $8.5 million in the third quarter of 2001 to $8.0 million in the third quarter of 2002, primarily as a result of a decrease in shipping and handling fees.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues to 60.0% in the third quarter of 2002 from 57.8% in the third quarter of 2001. This increase is due to a decrease in merchandising margins of 30 basis points due to higher markdowns in the third quarter of 2002 and an increase in buying and occupancy costs as a percentage of revenues of 190 basis points resulting from negative leverage due to the decline in comparable store sales.

Selling, general and administrative expenses decreased from $72.4 million in the third quarter of 2001 to $67.1 million in the third quarter of 2002. This decrease resulted from a decrease in selling expense of $.8 million and a decrease in general and administrative expenses of $4.5 million. The decrease in selling expense resulted primarily from a decrease in printing and paper costs in the third quarter of 2002 compared to the third quarter of 2001. The decrease in general and administrative expenses was due primarily to the positive effect of the cost reduction initiatives adopted in the first quarter of 2002 offset by higher expenses as a result of the increase in the number of retail stores in operation during the third quarter of 2002. The third quarter of 2002 included severance charges of $.9 million and an insurance recovery of $.6 million. As a percentage of revenues, selling, general and administrative expenses decreased from 37.0% in the third quarter of 2001 to 35.4% of revenues in the third quarter of 2002.

Interest expense increased from $9.6 million in the third quarter of 2001 to $9.8 million in the third quarter of 2002. Additional interest accreted on the subordinated debentures was partially offset by a decrease in interest related to short-term borrowings. Average short-term borrowings during the third quarter of 2002 were $52.9 million compared to $75.0 million in the third quarter of 2001. Non-cash interest converted to cash pay effective October 15, 2002 with the first payment of $9.3 million due in April 2003.

The effective tax rate decreased from (38.5%) in the third quarter of 2001 to (35.5%) in the third quarter of 2002 due to a decrease in assumed state tax benefits.

RESULTS OF OPERATIONS - THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 VERSUS THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001.

Consolidated revenues for the thirty-nine weeks ended November 2, 2002 decreased to $524.6 million from $531.3 million in the thirty-nine weeks ended November 3, 2001.

Revenues of J.Crew Retail increased from $272.7 million in the thirty-nine weeks ended November 3, 2001 to $280.5 million in the thirty-nine weeks ended November 2, 2002. This increase was due to sales from the stores opened for less than a full year. Comparable store sales in the thirty-nine weeks ended November 2, 2002 decreased by 11.7%. The number of retail stores open at November 2, 2002 increased to 152 from 130 at November 3, 2001.

Revenues of J.Crew Direct (which includes the catalog and Internet operations) decreased from $166.6 million in the thirty-nine weeks ended November 3, 2001 to $162.1 million in the thirty-nine weeks ended November 2, 2002. Revenues from jcrew.com increased to $91.5 million in the thirty-nine weeks ended November 2, 2002 from $78.3 million in the thirty-nine weeks ended November 3, 2001. Catalog revenues decreased from $88.3 million in the thirty-nine weeks ended November 3, 2001 to $70.6 million in the thirty-nine weeks ended November 2, 2002 as the Company continued to migrate customers to the Internet.

Revenues of J.Crew Factory decreased from $67.1 million in the thirty-nine weeks ended November 3, 2001 to $58.1 million in the thirty-nine weeks ended November 2, 2002. There were 43 factory stores open at November 2, 2002 compared to 41 stores at November 3, 2001.

Other revenues decreased from $24.9 million in the thirty-nine weeks ended November 3, 2001 to $23.9 million in the thirty-nine weeks ended November 2, 2002 due to a decrease in licensing income and shipping and handling fees.

Costs of good sold, including buying and occupancy costs, increased as a percentage of revenues from 60.2% in the thirty-nine weeks ended November 3, 2001 to 61.1% in the thirty-nine weeks ended November 2, 2002. This increase resulted primarily from an increase in buying and occupancy costs as a percentage of revenues of 140 basis points resulting from negative leverage due to the decline in comparable store stores offset by an increase in merchandising margins of 50 basis points due primarily to a higher initial markup.

Selling, general and administrative expenses decreased from $213.5 million in the thirty-nine weeks ended November 3, 2001 to $205.6 million in the thirty-nine weeks ended November 2, 2002. This decrease resulted from a decrease in selling expense of $6.2 million from $42.7 million in the nine months ended November 3, 2001 to $36.5 million in the nine months ended November 2, 2002, and a decrease in general and administrative expenses of $1.7 million from $170.8 million in the nine months ended November 3, 2001 to $169.0 million in the nine months ended November 2, 2002. The decrease in selling expense was due primarily to a decrease in paper and printing costs in fiscal 2002 and the mailing of several test editions in the first quarter of 2001. The decrease in general and administrative expenses resulted from the effects of cost reduction initiatives adopted in the first quarter of 2002 partially offset by $5.7 million in severance costs in the first nine months of 2002 and higher store operating expenses due to the increase in the number of retail stores in 2002. The nine month period in 2001 was adversely effected by severance payments of $2.7 million. As a percentage of revenues, selling, general and administrative expense decreased to 39.2% of revenues in the thirty-nine weeks ended November 2, 2002 from 40.2% in the thirty-nine weeks ended November 3, 2001.

The increase in interest expense from $27.4 million in the thirty-nine weeks ended November 3, 2001 to $28.9 million in the thirty-nine weeks ended November 2, 2002 resulted primarily from an increase in non-cash interest expense to $14.2 million in the first nine months of 2002 from $12.9 million in the same period last year. Non-cash interest converted to cash-pay effective October 15, 2002 with the first payment of $9.3 million due in April 2003. Average short-term borrowings during the first nine months of 2002 were $45.4 million compared to $42.4 million in the first nine months of 2001. The effect of this increase in average borrowings was offset by a decrease in interest rates during 2002.

The effective tax rate decreased from (40.6%) in the thirty-nine weeks ended November 3, 2001 to (35.0%) in the thirty-nine weeks ended November 2, 2002 due to a decrease in assumed state tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations decreased from a use $54.5 million in the thirty-nine weeks ended November 3, 2001 to a use of $38.3 million in the thirty-nine weeks ended November 2, 2002. The decrease in working capital requirements in the first nine months of fiscal 2002 resulted primarily from the decrease in inventories, prepaid expenses and other current assets and federal tax payments offset by the decrease in accounts payable and other liabilities.

Capital expenditures, net of construction allowances, were $18.0 million in the thirty-nine weeks ended November 2, 2002 compared to $38.4 million in the same period last year. Capital expenditures were incurred primarily for the construction of new stores in fiscal 2002 and for the construction of new stores and information systems enhancements in 2001. Capital expenditures for fiscal year 2002 are expected to be approximately $20 million compared to $42.6 million in fiscal year 2001.

Borrowings under the revolving credit line decreased from $75.0 million (net of $20.0 million in invested funds) at November 3, 2001 to $55.0 million at November 2, 2002 primarily as a result of the reduction of $20.0 million in capital expenditures in 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - J.CREW OPERATING CORP.

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED NOVEMBER 2, 2002 VERSUS THIRTEEN WEEKS ENDED NOVEMBER 3, 2001.

Consolidated revenues decreased from $195.6 million in the thirteen weeks ended November 3, 2001 to $189.9 million for the thirteen weeks ended November 2, 2002.

The revenues of J.Crew Retail increased from $96.7 million in the third quarter of 2001 to $100.7 million in the third quarter of 2002. This increase was due to the sales from new stores opened for less than a full year. Comparable store sales in the third quarter of 2002 decreased by 11.0%. The number of stores open at November 2, 2002 increased to 152 from 130 at November 3, 2001.

The revenues of J.Crew Direct (which includes the catalog and Internet operations) decreased from $65.8 million in the third quarter of 2001 to $60.0 million in the third quarter of 2002. Revenues from jcrew.com increased from $32.1 million in third quarter of 2001 to $35.1 million in the third quarter of 2002. Catalog revenues in the third quarter of 2002 decreased to $24.9 million from $33.7 million in the third quarter of 2001, as the Company continued to migrate customers to the Internet.

The revenues of J.Crew Factory decreased from $24.6 million in the third quarter of 2001 to $21.2 million in the third quarter of 2002. There were 43 stores open in the third quarter of 2002 compared to 41 stores in the third quarter of 2001.

Other revenues decreased from $8.5 million in the third quarter of 2001 to $8.0 million in the third quarter of 2002, primarily as a result of a decrease in shipping and handling fees.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues to 60.0% in the third quarter of 2002 from 57.8% in the third quarter of 2001. This increase is due to a decrease in merchandising margins of 30 basis points due to higher markdowns in the third quarter of 2002 and an increase in buying and occupancy costs as a percentage of revenues of 190 basis points resulting from negative leverage due to the decline in comparable store sales.

Selling, general and administrative expenses decreased from $72.3 million in the third quarter of 2001 to $67.1 million in the third quarter of 2002. This decrease resulted from a decrease in selling expense of $.8 million and a decrease in general and administrative expenses of $4.4 million. The decrease in selling expense resulted primarily from a decrease in printing and paper costs in the third quarter of 2002 compared to the third quarter of 2001. The decrease in general and administrative expenses was due primarily to the positive effect in the cost reduction initiatives adopted in the first quarter of 2002 offset by higher expenses as a result of the increase in the number of retail stores in operation during the third quarter of 2002. The third quarter of 2002 included severance charges of $.9 million and an insurance recovery of $.6 million. As a percentage of revenues, selling, general and administrative expenses decreased from 37.0% in the third quarter of 2001 to 35.4% of revenues in the third quarter of 2002.

Interest expense decreased from $5.7 million in the third quarter of 2001 to $5.5 million in the third quarter of 2002. This decrease resulted primarily from a decrease in average short-term borrowings which were $52.9 million during the third quarter of 2002 compared to $75.0 million in the third quarter of 2001.

The effective tax rate decreased from (41.3%) in the third quarter of 2001 to (35.1%) in the third quarter of 2002 due to a decrease in assumed state tax benefits.

RESULTS OF OPERATIONS - THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 VERSUS THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001.

Consolidated revenues for the thirty-nine weeks ended November 2, 2002 decreased to $524.6 million from $531.3 million in the thirty-nine weeks ended November 3, 2001.

Revenues of J.Crew Retail increased from $272.7 million in the thirty-nine weeks ended November 3, 2001 to $280.5 million in the thirty-nine weeks ended November 2, 2002. This increase was due to sales from the stores opened for less than a full year. Comparable store sales in the thirty-nine weeks ended November 2, 2002 decreased by 11.7%. The number of retail stores open at November 2, 2002 increased to 152 from 130 at November 3, 2001.

Revenues of J.Crew Direct (which includes the catalog and Internet operations) decreased from $166.6 million in the thirty-nine weeks ended November 3, 2001 to $162.1 million in the thirty-nine weeks ended November 2, 2002. Revenues from jcrew.com increased to $91.5 million in the thirty-nine weeks ended November 2, 2002 from $78.3 million in the thirty-nine weeks ended November 3, 2001. Catalog revenues decreased from $88.3 million in the thirty-nine weeks ended November 3, 2001 to $70.6 million in the thirty-nine weeks ended November 2, 2002 as the Company continued to migrate customers to the Internet.

Revenues of J.Crew Factory decreased from $67.1 million in the thirty-nine weeks ended November 3, 2001 to $58.1 million in the thirty-nine weeks ended November 2, 2002. There were 43 factory stores open at November 2, 2002 compared to 41 stores at November 3, 2001.

Other revenues decreased from $24.9 million in the thirty-nine weeks ended November 3, 2001 to $23.9 million in the thirty-nine weeks ended November 2, 2002 due to a decrease in licensing income and shipping and handling fees.

Costs of good sold, including buying and occupancy costs, increased as a percentage of revenues from 60.2% in the thirty-nine weeks ended November 3, 2001 to 61.1% in the thirty-nine weeks ended November 2, 2002. This increase resulted primarily from an increase in buying and occupancy costs as a percentage of revenues of 140 basis points resulting from negative leverage due to the decline in comparable store stores offset by an increase in merchandising margins of 50 basis points due primarily to a higher initial markup.

Selling, general and administrative expenses decreased from $213.0 million in the thirty-nine weeks ended November 3, 2001 to $205.1 million in the thirty-nine weeks ended November 2, 2002. This decrease resulted from a decrease in selling expense of $6.2 million from $42.7 million in the nine months ended November 3, 2001 to $36.5 million in the nine months ended November 2, 2002, and a decrease in general and administrative expenses of $1.7 million from $170.3 million in the nine months ended November 3, 2001 to $168.6 million in the nine months ended November 2, 2002. The decrease in selling expense was due primarily to a decrease in paper and printing costs in fiscal 2002 and the mailing of several test editions in the first quarter of 2001. The decrease in general and administrative expenses resulted from the effects of cost reduction initiatives adopted in the first quarter of 2002 partially offset by $5.7 million in severance pay in the first nine months of 2002 and higher store operating expenses due to the increase in the number of retail stores in 2002. The nine month period in fiscal 2001 was adversely effected by severance payments of $2.7 million. As a percentage of revenues, selling, general and administrative expense decreased to 39.1% of revenues in the thirty-nine weeks ended November 2, 2002 from 40.1% in the thirty-nine weeks ended November 3, 2001.

Interest expense was $15.9 million in the thirty-nine weeks ended November 2, 2002 and November 3, 2001. Average short-term borrowings during the first nine months of 2002 were $45.4 million compared to $42.4 million in the first nine months of 2001. The effect of this increase in average borrowings was offset by a decrease in interest rates during 2002.

The effective tax rate decreased from (40.4%) in the thirty-nine weeks ended November 3, 2001 to (35.0%) in the thirty-nine weeks ended November 2, 2002 due to a decrease in assumed state tax benefits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility which averaged $45.4 million during the first nine months of 2002.

The Company has a licensing agreement in Japan which provides for royalty payments based on sales of J.Crew merchandise as denominated in yen. The Company has entered into forward foreign exchange contracts from time to time in order to minimize this risk. At November 2, 2002 there were no forward foreign exchange contracts outstanding.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at November 2, 2002 were $48.5 million.

PART II - OTHER INFORMATION


ITEM 4.

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as provided in Rule 13a - 14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits.

                99.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                99.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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

                                           J. CREW GROUP, INC.
                                           (Registrant)

Date:      December 5, 2002                By:  /s/ Kenneth S. Pilot
                                              --------------------------------
                                                   Kenneth S. Pilot
                                                   Chief Executive Officer

                                           By:  /s/ Scott M. Rosen
                                              --------------------------------
                                                   Scott M. Rosen
                                                   Executive Vice President and
                                                   Chief Financial Officer



                                           J. CREW OPERATING CORP.
                                           (Registrant)


Date:      December 5, 2002                By:  /s/ Kenneth S. Pilot
                                              --------------------------------
                                                   Kenneth S. Pilot
                                                   Chief Executive Officer

                                           By:  /s/  Scott M. Rosen
                                              --------------------------------
                                                   Scott M. Rosen
                                                   Executive Vice President and
                                                   Chief Financial Officer

CERTIFICATION
-------------

I, Kenneth S. Pilot, certify that:

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

4. Each registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for such registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to such registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of such registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Report"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Each registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to such registrant's auditors and the audit committee of such registrant's board of directors (or persons performing the equivalent function);

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect such registrant's ability to record, process, summarize and report financial data and have identified for such registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in such registrant's internal controls; and

6. Each registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 5, 2002                                /s/ Kenneth S. Pilot
                                              ----------------------------------
                                              Kenneth S. Pilot
                                              Chief Executive Officer

CERTIFICATION
-------------

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

4. Each registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for such registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to such registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of such registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Report"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Each registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to such registrant's auditors and the audit committee of such registrant's board of directors (or persons performing the equivalent function);

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect such registrant's ability to record, process, summarize and report financial data and have identified for such registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in such registrant's internal controls; and

6. Each registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 5, 2002                            /s/  Scott M. Rosen
                                                --------------------------------
                                                Scott M. Rosen
                                                Executive Vice President and
                                                Chief Financial Officer