Form 10-K
period 2005-01-29
J CREW GROUP INC; J CREW OPERATING CORP
filed 2005-04-29
CIK 1051251, 1051425

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2005
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-42427	J. CREW GROUP, INC. (Incorporated in New York) 770 Broadway New York, New York 10003 Telephone: (212) 209-2500	22-2894486
333-42423	J. CREW OPERATING CORP. (Incorporated in Delaware) 770 Broadway New York, New York 10003 Telephone: (212) 209-2500	22-3540930

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

        Indicate by a check mark whether either of the registrants is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The common stock of each registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

        Outstanding at April 1, 2005:

J. Crew Group, Inc.	12,473,306 shares of common stock, par value $.01 per share
J. Crew Operating Corp.	100 shares of common stock, par value $.01 per share (all of which are owned indirectly by J.Crew Group, Inc.)

        This Annual Report on Form 10-K is a combined report being filed by two different registrants: J.Crew Group, Inc. and J.Crew Operating Corp. (a wholly-owned indirect subsidiary of J.Crew Group, Inc.). The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

        Documents incorporated by reference: None

        J.Crew Operating Corp. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of the Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

FILING FORMAT

        This Annual Report on Form 10-K is a combined report being filed by two different registrants: J.Crew Group, Inc. ("Group") and J.Crew Operating Corp., a wholly-owned indirect subsidiary of Group ("Operating"). Except where the content clearly indicates otherwise, any references in this report to the "Company", "J.Crew" or "Group" include all subsidiaries of Group, including Operating. Operating does not make any representations as to the information contained in this report in relation to Group and its subsidiaries other than Operating.

        References herein to fiscal years are to the fiscal years of Group and Operating, which end on the Saturday closest to January 31 in the following calendar year for fiscal years 2000, 2001, 2002, 2003 and 2004. Accordingly, fiscal years 2000, 2001, 2002, 2003 and 2004 ended on February 3, 2001, February 2, 2002, February 1, 2003, January 31, 2004 and January 29, 2005. All fiscal years for which financial information is included are 52 weeks, except fiscal year 2000 which had 53 weeks.

PART I

BUSINESS

        In this section, "we," "us" and "our" refer to Group and our wholly owned subsidiaries, including Operating.

General

        We are a nationally recognized retailer of women's and men's apparel, shoes, and accessories sold under the "J.Crew" brand name. Started in 1983, we have built and reinforced our brand name and image through both the circulation of catalogs that use magazine-quality photography to portray a classic American perspective and aspirational lifestyle and the operation of our stores and internet website. We believe that the "J. Crew" brand name is widely recognized as an iconic American brand known for its classic styles. We offer a full line of men's and women's clothing, including basic durables, wear to work, wedding attire, swimwear, loungewear, accessories and shoes to meet our customers' lifestyle needs.

        J. Crew products are distributed through our retail and factory outlet stores, our catalog and our internet website located at www.jcrew.com. As of January 29, 2005, we operated 156 retail stores and 41 factory outlet stores in the United States. We believe that our customer base consists primarily of college-educated, professional and upscale men and women who in our experience have demonstrated strong brand loyalty and a tendency to make repeated purchases. In addition, J.Crew products are distributed through 43 freestanding and shop-in-shop stores in Japan under a licensing agreement with Itochu Corporation.

        We have two major operating divisions: J.Crew Retail (consisting of our retail and factory outlet stores) and J.Crew Direct (consisting of our catalog and Internet website), each of which operate under the J.Crew brand name. In fiscal 2004, products sold under the J.Crew brand contributed $778.3 million in revenues, comprised of:

  •
  $579.8 million from J.Crew Retail; and

  •
  $198.5 million from J.Crew Direct.

        In addition, in fiscal 2004, we generated other revenues of $25.9 million, consisting principally of shipping and handling fees derived from J.Crew Direct.

        Group was incorporated in the State of New York in 1988 and Operating was incorporated in the State of Delaware in 1997. Group is the sole member of J.Crew Intermediate LLC, a Delaware limited liability company ("Intermediate"), and Intermediate owns 100% of the outstanding shares of Operating. Our principal executive offices are located at 770 Broadway, New York, NY 10003, and our telephone number is (212) 209-2500.

        See "Forward Looking Statements and Risk Factors".

Merchandising and Design

        Over time, our merchandising strategy has evolved from providing unisex products to creating full lines of men's and women's clothing, shoes and accessories. This strategy had the effect of increasing overall J.Crew brand sales volume and significantly increasing revenues from sales of women's apparel to 75% of J.Crew brand sales in fiscal 2004.

        All of our products are designed by an in-house design staff to reflect a classic, clean aesthetic that is consistent with our American lifestyle brand image. Design teams are formed around J.Crew product lines and categories to develop concepts, themes and products for each of our J.Crew businesses. Our technical design teams develop construction and fit specifications for every product to ensure quality workmanship and consistency across product lines. These teams work in close collaboration with the merchandising, production and quality assurance staffs in order to gain market and other input and ensure quality of the J.Crew products.

Sourcing and Production

        Our merchandise is produced for us by a variety of manufacturers in 35 countries. We do not own or operate any manufacturing facilities and instead contract with third-party vendors for production of our merchandise. In fiscal 2004, approximately 77% of our merchandise was sourced in Asia, 8% was sourced in the United States and 15% was sourced in Europe and other regions. Any event causing a sudden disruption of manufacturing or imports from Asia, including the imposition of additional import restrictions, could have a material adverse impact on our operations. In addition, one vendor supplies approximately 15% of our merchandise, but we believe that the loss of this vendor would not have a material adverse impact on our ability to source our products. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

        We cannot predict whether any of the countries in which our merchandise is currently produced or may be produced in the future will be subject to additional trade restrictions imposed by the United States and other foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, against apparel and other items sold by us could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. Our sourcing operations may also be adversely affected by political and financial instability in any country in which our goods are produced or by acts of war or terrorism in the United States or worldwide to the extent these acts impact the production, shipment or receipt of merchandise. Sourcing operations may also be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds. See "Forward-Looking Statements and Risk Factors".

Distribution

        We operate one primary customer call center and two distribution facilities for our operations. We own a 406,500 square foot facility in Lynchburg, Virginia that contains our customer call center, order fulfillment operations for J.Crew Direct and distribution operations for our factory outlet stores. This facility employs approximately 500 full and part-time employees during our non-peak season and additional employees during our peak season. We also own a 192,500 square foot facility in Asheville, North Carolina that contains our distribution operations for our retail stores. This facility employs approximately 100 full and part-time employees during our non-peak season and additional employees during our peak season. To enhance efficiency, each facility is fully equipped with an automated warehouse locator system and inventory bar coding system. In addition, our facility in Lynchburg has automated packing and shipping sorters. Merchandise is shipped to our customers via the United States Postal Service and Federal Express. We believe that our customer call center, order fulfillment operations and distribution operations are designed to handle customer orders and distribute merchandise to stores in a customer-friendly, efficient and cost-effective manner.

Information Systems

        Our management information systems are designed to provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of our business. We have installed an SAP enterprise resource planning system for our information technology requirements. We have point-of-sale registers in our retail and factory outlet stores that enable us to track inventory from store receipt to final sale on a real-time basis. We believe our merchandising and financial systems, coupled with our point-of-sale registers and software programs, allow for rapid stock replenishment, concise merchandise planning and real-time inventory accounting practices. Our telephone and telemarketing systems, warehouse package sorting systems, automated warehouse locator and inventory bar coding systems utilize advanced technology. These systems have provided us with a number of benefits in the form of enhanced customer service, improved operational efficiency and increased management control and reporting. In addition, our real-time inventory systems provide inventory management on a stock keeping unit basis and allow for an efficient fulfillment process.

Trademarks and Licensing

        The "J.Crew" trademark and variations thereon, and certain other trademarks, are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries. We believe that our trademarks have significant value and we intend to continue to vigorously protect them against infringement.

        In addition, we license our "J.Crew" trademark to Itochu Corporation in Japan for which we receive percentage royalty fees. Under the license agreement, we retain a high degree of control over the manufacture, design, marketing and sale of merchandise by Itochu Corporation under the J.Crew trademark. This agreement expires in January 2007. In fiscal 2004, licensing revenues totaled $2.8 million.

Employees

        As of January 29, 2005, we had approximately 6,100 employees, of whom approximately 2,200 were full-time employees and 3,900 were part-time employees. In addition, approximately 1,900 employees are hired on a seasonal basis to meet demand during the peak season. None of our employees are represented by a union. We believe that our relationship with our employees is good.

Competition

        All aspects of our business are highly competitive. We compete primarily with specialty brand retailers, other catalog and internet operations, department stores and mass merchandisers that offer similar merchandise. We believe that the principal bases upon which we compete are quality, design, efficient service, selection and price. Many of our competitors are substantially larger, have a more established retail store presence and experience and have greater financial, marketing and other resources than us. There is no assurance that we will be able to successfully compete with our competitors in the future. In addition, our business is sensitive to a number of factors that could affect the level of consumer spending, including adverse economic conditions, the levels of disposable consumer income, consumer confidence and interest rates. See "Forward-Looking Statements and Risk Factors".

Our Business

J. Crew Retail

        J.Crew Retail consists of our retail and factory outlet store operations. During fiscal 2004, J.Crew Retail generated revenues of $579.8 million, representing 72.1% of our total revenues.

        As of January 29, 2005, we operated 156 retail stores and 41 factory outlet stores throughout the United States. Our retail stores are located in upscale regional malls, lifestyle centers, shopping centers and street locations. Our factory outlet stores are generally located in major regional outlet centers. Store locations are determined based on several factors, including geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other specialty retail stores. All of our stores are designed in-house and fixtured to create a distinctive J.Crew environment and our store associates are trained to maintain high standards of visual presentation and customer service.

        All stores that were open during all of fiscal 2004 averaged $2.9 million per store in sales and produced sales per gross square foot of $397. Our retail and factory outlet stores have an average size of 7,400 total square feet. The table below highlights certain information regarding our retail and factory outlet stores open during the five years ended January 29, 2005:

Fiscal Year	Stores Open At Beginning of Fiscal Year	Stores Opened During Fiscal Year	Stores Closed During Fiscal Year	Stores Open at End of Fiscal Year	Total Square Footage (in thousands)	Average Store Square Footage
2000	123	24	1	146	1,094	7,496
2001	146	34	3	177	1,314	7,425
2002	177	18	1	194	1,436	7,402
2003	194	4	2	196	1,447	7,381
2004	196	5	4	197	1,457	7,394

J.Crew Direct

        J.Crew Direct consists of our catalog and internet website operations. During fiscal 2004, J.Crew Direct generated $198.5 million in revenues, including $76.5 million from the catalog and $122.0 million from the internet website, representing 24.7% of our total revenues.

        We believe we have distinguished ourselves from other catalog retailers by our catalog which utilizes magazine-quality photography to depict an aspirational lifestyle image. In fiscal 2004, we distributed 32 catalog editions with a circulation of approximately 50 million and pages circulated of approximately 5.4 billion. This represented an increase from fiscal 2003 in which we distributed 28 catalog editions, but reflects a decrease in circulation as our fiscal 2003 circulation was approximately 53 million and pages circulated were approximately 5.8 billion.

        We focus on continually improving the segmentation of customer files and the acquisition of additional customer names. In fiscal 2004, approximately 58% of J.Crew Direct revenues were generated by customers who had made a purchase from any J.Crew catalog or on our internet website in the prior 12 months. We segment our customer files and tailor our catalog offerings to address the different product needs of our customer segments. To increase core catalog productivity and improve the effectiveness of marginal and prospecting circulation, each customer segment is offered appropriate catalog editions. We also acquire new names from various sources, including our retail stores, our internet website, list rentals and exchanges with other catalog companies. Telephones are also installed in most of our stores with direct access to our customer call center to allow customers in our stores to order catalog-specific or out-of-stock items.

        All creative work on the catalogs is coordinated by J.Crew personnel to maintain and reinforce our brand image. Photography is executed both on location and in studios, and creative design and copy writing are executed on a desktop publishing system. Digital images are transmitted directly to outside printers, thereby reducing lead times and improving reproduction quality.

        We do not have long-term contracts with paper mills. Projected paper requirements are communicated on an annual basis to paper mills to ensure the availability of an adequate supply. We believe that our long-standing relationships with a number of the largest coated paper mills in the United States allow us to purchase paper at favorable prices commensurate with the volume of our purchases.

        In 1996, we launched our internet website located at www.jcrew.com, making J.Crew merchandise available to our customers over the internet. In fiscal 2004, our website logged over 48 million unique visitors, an increase of 26% over our fiscal 2003 visitors of 38 million, and represented 62% of the J.Crew Direct business. We design and operate our website using an in-house technical staff and our website emphasizes simplicity and ease of customer use while integrating the J.Crew brand's aspirational lifestyle imagery used in the catalog.

Available Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act). We therefore file periodic reports and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street NW, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy information statements and other information regarding issuers that file electronically.

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

ITEM 2.    PROPERTIES

        We are headquartered in New York City. Our headquarter offices are leased under a lease agreement expiring in 2012, with an option to renew thereafter. We own two facilities: a 406,500-square-foot customer contact call center, order fulfillment and distribution center in Lynchburg, Virginia and a 192,500-square-foot distribution center in Asheville, North Carolina.

        As of January 29, 2005, we operated 156 J.Crew retail stores and 41 factory outlet stores in 39 states and the District of Columbia. All of the retail and factory outlet stores are leased from third parties, and the leases in most cases have terms of 10 to 12 years, with options to renew for periods typically ranging from five to ten years. As a general matter, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store's sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or in some cases the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. Substantially all of the leases are guaranteed by us.

        The table below sets forth the number of stores by state operated by us in the United States as of January 29, 2005.

	Retail Stores	Factory Stores	Total Number of Stores
Alabama	2	1	3
Arizona	4	—	4
California	20	3	23
Colorado	4	2	6
Connecticut	6	1	7
Delaware	—	1	1
Florida	4	3	7
Georgia	4	2	6
Illinois	9	—	9
Iowa	1	—	1
Indiana	1	1	2
Kansas	1	—	1

Kentucky	2	—	2
Louisiana	1	—	1
Maine	—	2	2
Maryland	3	1	4
Massachusetts	6	2	8
Michigan	6	1	7
Minnesota	4	—	4
Missouri	2	1	3
Nevada	1	—	1
New Hampshire	1	2	3
New Jersey	9	1	10
New Mexico	1	—	1
New York	16	4	20
North Carolina	4	—	4
Ohio	6	—	6
Oklahoma	2	—	2
Oregon	2	—	2
Pennsylvania	8	3	11
Rhode Island	1	—	1
South Carolina	2	2	4
Tennessee	3	1	4
Texas	6	2	8
Utah	2	—	2
Vermont	1	1	2
Virginia	5	2	7
Washington	3	1	4
Wisconsin	1	1	2
District of Columbia	2	—	2

Total	156	41	197

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended January 29, 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for Group or Operating common stock. As of April 1, 2005, there were 54 shareholders of record of the Group common stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a discussion of the ownership of Group. Operating is a wholly-owned indirect subsidiary of Group.

        Group has not paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. Operating may from time to time pay cash dividends on its common stock to permit Group to make required payments relating to its outstanding 13 1/8% Senior Discount Debentures due 2008.

        Our amended and restated credit facility with Wachovia Capital Markets LLC, as arranger, Wachovia Bank National Association, as administrative agent, Bank of America N.A,. as syndication agent, and Congress Financial Corporation, as collateral agent, and a syndicate of lenders (Amended Wachovia Credit Facility) and the Indenture relating to Group's 13 1/8% Senior Discount Debentures due 2008 (Group Indenture) prohibit the payment of dividends by Group on shares of common stock (other than dividends payable solely in shares of capital stock of Group). Additionally, because Group is a holding company, its ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Each of the Amended Wachovia Credit Facility, the Group Indenture and the Indenture relating to Operating's 9 3/4% Senior Subordinated Notes due 2014 contains covenants that impose substantial restrictions on Operating's ability to pay dividends or make distributions to Group.

Equity Compensation Plan Information

        The following table summarizes information about the Amended and Restated J. Crew Group, Inc. 1997 Stock Option Plan and the J.Crew Group, Inc. 2003 Equity Incentive Plan (2003 Plan), as of January 29, 2005. Our shareholders have approved both of these plans.

			(c)
			Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)
	(a)	(b)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights
Equity Compensation Plans Approved by Shareholders	4,582,265	$13.15	675,171
Equity Compensation Plans Not Approved by Shareholders	—	N/A	—

TOTAL	4,582,265	13.15	675,171

        In addition to options, the 2003 Plan authorizes the issuance of restricted Group common stock. The 2003 Plan contains a sub-limit of 1,450,724 shares on the aggregate number of shares of restricted Group common stock that may be issued, of which 1,340,979 shares are outstanding and 109,745 shares are available for grant as of January 29, 2005.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated historical income statement, balance sheet and operating data of the Company. The selected income statement and balance sheet data for each of the five fiscal years ended January 29, 2005 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP, independent auditors. The data presented below should be read in conjunction with the Consolidated Financial Statements, including the related Notes thereto, included herein, the other financial information included herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Fiscal Year Ended
	February 3, 2001(a)	February 2, 2002	February 1, 2003	January 31, 2004	January 29, 2005
	($ in thousands, except per square foot data)
Income statement data:
Revenues	$825,975	$777,940	$768,344	$689,965	$804,216
Cost of goods sold(b)	458,205	454,491	472,262	440,276	478,829
Selling, general and administrative expenses	307,569	303,448	301,718	280,464	287,745
Charges incurred in connection with discontinuance of Clifford & Wills	4,130	—	—	—	—
Income/(loss) from operations	56,071	20,001	(5,636)	(30,775)	37,642
Interest expense—net	36,642	36,512	40,954	63,844	87,571
(Gain) loss on debt refinancing	—	—	—	(41,085)	49,780
Insurance proceeds	—	—	(1,800)	(3,850)	—
Provision (benefit) for income taxes	7,500	(5,500)	(4,200)	500	600

Net income (loss)	$11,929	$(11,011)	$(40,590)	$(50,184)	$(100,309)

Balance sheet data (at period end):
Cash and cash equivalents	$32,930	$16,201	$18,895	$49,650	$23,647
Working capital	49,482	39,164	38,015	46,217	12,168
Total assets	389,861	401,320	348,878	297,611	278,194
Total long-term debt and preferred stock	464,310	510,147	556,038	609,440	669,733
Stockholders' deficit	$(278,347)	$(319,043)	$(391,663)	$(468,066)	$(581,712)

Operating data:
Revenues:
J.Crew Retail	$502,898	$483,083	$484,292	$487,092	$579,793
J.Crew Direct
Catalog	177,535	135,353	108,531	61,883	76,548
Internet	107,225	122,844	139,456	111,653	121,954

	284,760	258,197	247,987	173,536	198,502
Other	38,317	36,660	36,065	29,337	25,921

Total revenues	$825,975	$777,940	$768,344	$689,965	$804,216

J.Crew Retail:
Sales per gross square foot(c)	$494	$406	$351	$337	$397
Number of stores open at end of period	146	177	194	196	197
Comparable store sales change(d)	0.7%	(14.5)%	(11.2)%	(2.5)%	16.4%
J.Crew Direct:
Number of catalogs circulated (in thousands)	73,000	71,000	66,000	53,000	50,000
Number of pages circulated (in millions)	8,700	8,300	7,800	5,800	5,400
Depreciation and amortization	$28,670	$39,963	$43,197	$43,075	$37,061
Capital expenditures:
New store openings	$30,219	$36,859	$17,202	$5,663	$5,910
Other	25,475	25,003	9,718	4,245	7,521

Total capital expenditures:	$55,694	$61,862	$26,920	$9,908	$13,431

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

Forward Looking Statements and Risk Factors

        Certain statements in this Annual Report on Form 10-K under the captions "Business," "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Financial Statements and Supplementary Data" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of we, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

  •
  competitive pressures in the apparel industry;

  •
  changes in levels of consumer spending or preferences in apparel and acceptance by customers of our products;

  •
  overall economic conditions, governmental regulations and trade restrictions, domestic and foreign;

  •
  acts of war or terrorism in the United States or worldwide;

  •
  political or financial instability in the countries where our goods are manufactured;

  •
  postal rate increases, paper and printing costs;

  •
  availability of suitable store locations at appropriate terms;

  •
  the level of our indebtedness and exposure to interest rate fluctuations;

and other risks and uncertainties described in this report and our other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

        We caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in forward-looking statements. These factors include the following:

We must successfully gauge fashion trends and changing consumer preferences to succeed.

        We believe that our success depends in substantial part on our ability to originate and define product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that we will be successful in this regard. We attempt to reduce the risks of changing fashion trends and product acceptance by devoting a substantial portion of our product line to basic durables which are not significantly modified from year to year. Nevertheless, if we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities with others.

The fashion and apparel industry is highly competitive.

        The fashion and apparel industry is highly competitive. We compete primarily with other catalog operations, specialty brand retailers, department stores, mass merchandisers and Internet businesses that engage in the retail sale of men's and women's apparel, accessories, footwear and general merchandise. We believe that the principal bases upon which we compete are quality, design, efficient service, selection and price. However, many of our competitors are larger and have greater financial, marketing and other resources, and there can be no assurance that we will be able to compete successfully with them in the future.

We may be substantially more leveraged than certain of our competitors, which may place us at a competitive disadvantage.

        Our substantial degree of leverage may limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions or our business. Our ability to make scheduled payments or to refinance our debt obligations will depend upon future financial and operating performance of Operating, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control. There can be no assurance that Operating's operating results, cash flow and capital resources will be sufficient for payment of our indebtedness in the future. In the absence of such operating results, cash flow and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations, and there can be no assurance as to the timing of such sales or the proceeds that we could realize from such sale. If we are unable to service our indebtedness, we may take actions such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. There can be no assurance that any of these actions could be effected on satisfactory terms, if at all.

Competition for qualified personnel is intense in the fashion and apparel industry.

        Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising and marketing staff. Competition for these personnel is intense, and there can be no assurance that we will be able to attract and retain a sufficient number of qualified personnel in the future. We rely, in particular, on the strategic guidance of Millard Drexler, our Chief Executive Officer, and Jeffrey Pfeifle, our President. The loss, for any reason, of the services of either of these individuals could have a material adverse effect on us.

The fashion and apparel industry is cyclical, and decline in consumer spending on apparel and accessories could have an adverse effect on our results of operations.

        The industry in which we operate is cyclical. Purchases of apparel and related merchandise is sensitive to a number of factors that influence the levels of general consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence. A decline in consumer spending on apparel and accessories could have an adverse effect on our financial condition and results of operations.

Increase in costs of mailing, paper and printing will have an adverse effect on our results of operations.

        Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly, and our future paper costs are subject to supply and demand forces external to our business. Consequently, there can be no assurance that we will not be subject to an increase in paper costs. Future increases in postal rates or paper or printing costs would have a negative impact on our earnings to the extent that we are unable to pass such increases directly to customers or offset such increases by raising selling prices or by implementing more efficient mailings. See "—Our Business—J. Crew Direct."

We rely on foreign sourcing and are subject to a variety of risks associated with doing business abroad.

        In fiscal 2004, approximately 92% of our merchandise was sourced from independent foreign factories located primarily in Asia, and many of our domestic vendors import a substantial portion of their merchandise from abroad. Any event causing a sudden disruption of manufacturing or imports from China, including the imposition of additional import restrictions, could have a material adverse impact on our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in those regions. We compete with other companies for production facilities and import quota capacity. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, currency and exchange risks and potential local issues. Our sourcing operations may also be adversely affected by political and financial instability or health concerns regarding infectious diseases in countries in which our merchandise is produced or acts of war or terrorism in the United States or worldwide, to the extent these acts impact the production, shipment or receipt of merchandise. Our future performance will be subject to such factors, which are beyond our control, and there can be no assurance that such factors would not have a material adverse effect on our financial condition and results of operations.

        Trade restrictions, including increased tariffs or quotas, against apparel and other items sold by us could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. The United States has agreed, as of January 1, 2005, to a phase out of import quotas for WTO member countries. This should improve flexibility in importing textile and apparel products from WTO member countries. However, any flexibility resulting from this agreement may be eliminated if new restrictions are imposed on the import of apparel from China. In addition, a number of pending applications have been made to U.S. government agencies to delay the elimination of certain quota categories at January 1, 2005. The outcome of these applications, plus other possible efforts to impede the elimination of quotas, could have a significant impact on worldwide sourcing patterns in 2005. The extent of this impact, if any, and the possible effect on our purchasing patterns and costs, cannot be determined at this time. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions, against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to we and adversely affect its business, financial condition and results of operations. See "—Sourcing and Production."

We require our licensing partner and independent manufacturers to operate in compliance with applicable laws and regulations.

        While our internal and vendor operating guidelines promote ethical business practices, we do not control such manufacturers or their labor practices. Violation of labor or other laws by our independent manufacturers or our licensing partner, or the divergence of an independent manufacturer's or our licensing partner's labor practices from those generally accepted as ethical in the United States, could have a material adverse effect on our financial condition and results of operations if, as a result of such violation, we were to incur substantial liability or attract negative publicity that damaged our brand.

Success of J. Crew Retail growth strategy remains uncertain.

        We intend to expand our base of J. Crew Retail stores as part of our growth strategy. There can be no assurance that this strategy will be successful. Our success depends, in part, on our ability to improve sales and margins at our stores. Actual number and type of such stores to be opened and their success will be dependent upon a number of factors, including, among other things, the ability to manage such expansion and hire and train qualified associates, the availability of suitable store locations and the negotiation of acceptable lease terms for new locations and upon lease renewals for existing locations. There can be no assurance that we will be able to open and operate new stores on a timely or profitable basis. See "Management's Discussion and Analysis of Financial Condition and

Results of Operations of Holdings" and "Our Business—J. Crew Retail." We believe that the opening of J. Crew Retail stores has diverted some revenues from the J. Crew Direct operations. There can be no assurance that future store openings will not continue to have such an effect.

Our quarterly results of operations fluctuate significantly due to seasonality and a variety of other factors.

        We experience seasonal fluctuations in revenues and operating income, with a disproportionate amount of our revenues and a majority of our income from operations typically realized during the fourth quarter of each fiscal year. Revenues and income from operations are generally weakest during the first and second quarters of each fiscal year. As a result of this seasonality, sales during the third and fourth fiscal quarters cannot be used as accurate indicators for our annual results. In addition, any factors negatively affecting we during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on its financial condition and results of operations for the entire year. Also, in order to prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry at other times of the year. Any unanticipated decrease in demand for our products during our peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively impact our profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality." Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and of catalog mailings, and the revenues contributed by new stores, merchandise mix and the timing and level of markdowns.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended January 29, 2005. You should read the following discussion and analysis in conjunction with our audited consolidated financial statements for the three-year period ended January 29, 2005 and the related notes thereto included herein.

        Management's discussion and analysis of the results of operations are provided solely with respect to Operating and its subsidiaries since substantially all of the Company's operations are conducted by Operating. However, Group has additional debt securities that are outstanding. Accordingly, information with respect to interest expense of Group is also provided herein. The discussion of liquidity and capital resources pertains to Group and its consolidated subsidiaries, including Operating.

Management Overview

        The fashion and apparel industry is highly competitive. We compete primarily with specialty brand retailers, department stores, other catalog operations, and internet businesses that engage in the retail sale of men's and women's apparel, accessories, footwear and similar merchandise. We believe that the principal bases upon which we compete are quality, design, efficient service, selection and price. We believe that our success depends in substantial part on our ability to originate and define product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner.

        The industry in which we operate is cyclical. Purchases of apparel and related merchandise are sensitive to a number of factors that influence the levels of consumer spending including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence. The economic environment in 2002 had a negative impact on our sales and required a higher level of promotional sales activities, which adversely affected our profitability. We believe our comparable store sales results in fiscal 2002 and the first half of 2003 also reflected in large part customer dissatisfaction with our product offerings. When our new management took over in January 2003, they initiated a program to upgrade the quality and style of our merchandise assortments. These changes were not implemented until our Fall and Holiday 2003 product offerings. We believe that our comparable store sales increase in fiscal 2004 reflects a positive customer response to our merchandise development efforts and an emphasis on customer service in our retail stores.

        An important aspect of our business strategy has been an expansion program designed to reach new and existing customers through the opening of new stores. However, as a result of an overall slowdown in the economic environment in 2002 and our declining comparable store sales trends in 2002 and 2003, we curtailed in the number of new store openings to concentrate on improving the store productivity (as measured by sales per square foot) of our existing stores. We believe that we have begun to accomplish this, which is reflected in the increase in our store productivity as sales per square foot increased to $397 in 2004 from $337 per square foot in 2003. We opened five new stores (and closed 4 stores) in fiscal 2004 and expect to accelerate the pace of our store openings in fiscal 2005 with the addition of ten new stores.

Results of Operations

        Our consolidated statements of operations presented as a percentage of revenues are as follows:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Revenues(1)	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs(2)	59.5	63.8	61.5
Gross profit(2)	40.5	36.2	38.5
Selling, general and administrative expenses(2)	35.8	40.7	39.3
Income/(loss) from operations	4.7	(4.5)	(0.7)
Interest expense, net	10.9	9.3	5.3
(Gain) loss on refinancing of debt	6.2	(6.0)	—
Insurance proceeds	—	(.6)	(0.2)
Loss before income taxes	(12.4)	(7.2)	(5.8)
Provision (benefit) for income taxes	0.1	0.1	(0.5)

Net loss	(12.5)%	(7.3)%	(5.3)%

Selected retail store data:
Number of stores open	197	196	194
Sales per gross square foot	$397	$337	$351
Comparable store sales change	16.4%	(2.5)%	(11.2)%

(1)
Includes licensing, shipping and handling fees and other.

(2)
Our gross margins may not be comparable to others, as some companies include all of the costs related to their distribution network in cost of goods sold while others, like us, exclude all or a portion of them from gross margin and include them in selling, general and administrative expenses.

Fiscal 2004 Compared to Fiscal 2003

  Net Sales

        Net sales in fiscal 2004 increased by $114.2 million, or 16.6%, to $804.2 million from $690.0 million in fiscal 2003. The increase resulted primarily from an increase in J.Crew Retail sales of $92.6 million, due to an increase of 16.4% in comparable store sales, and an increase in J.Crew Direct sales of $25.1 million, or 14%, which we believe resulted in part from a 40% increase in the second half of 2004 in the number of styles presented in our catalog and on our website, as well as the mailing of four new catalog editions. These increases were offset in part by a decrease in other revenues of $3.5 million resulting primarily from a decrease in shipping and handling fees as a result of a decline in orders in the J.Crew Direct business in the first half of fiscal 2004. We believe that the increase in comparable store sales and in the J. Crew Direct business resulted from the positive customer response to the continuing improvements in our product offerings and an emphasis on customer service.

  Gross Profit

        Gross profit increased by $75.7 million, or 30.3%, to $325.4 million in fiscal 2004 from $249.7 million in fiscal 2003. Gross margin increased from 36.2% in 2003 to 40.5% in 2004, attributable primarily to a 440 basis point increase in merchandise margins, which resulted from lower markdowns and improved inventory management in 2004, coupled with the negative effect on 2003 margins from the liquidation of prior season inventories in the first half of the year.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $7.2 million, or 2.6%, to $287.7 million in fiscal 2004 from $280.5 million in fiscal 2003. The increase resulted primarily from increases in variable store operating expenses and incentive compensation. These increases were offset in part by a decrease in depreciation and amortization of $6.0 million related primarily to computer equipment, and a decrease in catalog selling costs of $3.7 million due primarily to a reduction in pages circulated from 5.8 billion to 5.4 billion. As a percentage of sales, selling, general and administrative expenses decreased from 40.7% in 2003 to 35.8% in 2004, resulting primarily from an increase in operating leverage due to the increase in revenues.

  Interest Expense

        Interest expense for Group increased by $23.8 million to $87.6 million in fiscal 2004 from $63.8 million in fiscal 2003. The increase resulted primarily from the inclusion as interest of dividends on mandatorily redeemable preferred stock for the full year in 2004 as compared to the inclusion only in the second half of fiscal 2003, which resulted in an increase of $18.9 million. There were also increases in interest of $8.0 million, including amortization of debt issuance discount related to the 16% Senior Discount Contingent Principal Notes due 2008 issued in May 2003 and $2.7 million on the 9 3/4% Senior Subordinated Notes due 2014 issued in December 2004. These increases were offset by a reduction of $4.4 million of interest on the 13 1/8% Senior Discount Debentures due to the exchange offer completed in May 2003 and $1.5 million reduction on the 10 3/8% Senior Subordinated Notes due 2007 due to their redemption in December 2004.

        Interest expense for Operating increased by $1.1 million to $21.6 million in fiscal 2004 from $20.5 million in fiscal 2003. The increase was primarily due to $2.7 million of interest on $275 million of the 9 3/4% Senior Subordinated Notes issued in December 2004, offset in part by $1.6 million of interest on the 10 3/8% Senior Subordinated Notes that were redeemed in such transaction.

  Gain (loss) on Refinancing of Debt

        The gain (loss) on refinancing of debt was a loss of $49.8 million in fiscal 2004 compared to a gain of $41.1 million in 2003. In the fourth quarter of 2004, we redeemed $150.0 million of 10 3/8% Senior Subordinated Notes and $169.0 million outstanding amount of 16% Senior Discount Contingent Principal Notes. The funds used to redeem these notes were provided by the issuance of $275 million in new term loans and internally available funds. These term loans were subsequently converted into equivalent new 9 3/4% Senior Subordinated Notes due 2014 of Operating.

        This debt refinancing resulted in a loss of $49.8 million at Group in 2004 consisting of (a) redemption premiums of $15.3 million, (b) the write-off of deferred financing costs related to the old debt of $3.2 million, and (c) the write-off of unamortized debt issuance costs of $31.3 related to the 16% Senior Discount Contingent Principal Notes. The loss on refinancing of debt at Operating in fiscal 2004 was $4.0 million consisting of redemption premiums of $2.6 million and the write-off of deferred financing costs of $1.4 million.

        The gain of $41.1 million in fiscal 2003 resulted from the issuance of the 16% Senior Discount Contingent Principal Notes in May 2003.

  Insurance Proceeds

        Insurance proceeds of $3.8 million in fiscal 2003 and $1.8 million in fiscal 2002 represent recoveries for claims related to the destruction of our World Trade Center store on September 11, 2001. The recovery in fiscal 2003 is the final settlement of this claim.

  Income Taxes

        Group files a consolidated federal tax return, which includes all its wholly owned subsidiaries. Each subsidiary files separate state tax returns in the required jurisdictions. Group and its subsidiaries have entered into a tax sharing agreement providing (among other things) that each of the subsidiaries will reimburse Group for its share of income taxes based on the proportion of such subsidiaries' tax liability on a separate return basis to the total tax liability of Group. Accordingly, the following discussion pertains to Group.

        In fiscal 2002, we established a valuation allowance of $21.0 million to reduce the net deferred tax assets to the estimated recoverable amount at February 1, 2003. The valuation allowance was offset by a $9.0 million benefit from the reversal of prior year tax accruals. The valuation allowance was recorded in fiscal 2002 as a result of the significance of our net loss in fiscal 2002 and management's projection of taxable income/loss in the near future. Management had previously concluded that considering all factors, including available tax planning strategies and projections of future taxable income, it was more likely than not that the net deferred income tax assets would be realized. However, considering our substantially increased losses and declining trends and projections of operating losses in the near future, the fact that our operating results for fiscal 2002 were significantly worse than originally forecasted and the downward revision of the outlook for fiscal year 2003 and forward, we reassessed the need for a valuation allowance. We believed in fiscal 2002 that the "positive evidence" no longer outweighed the "negative evidence" and a valuation allowance was, therefore, necessary. The tax accruals were reversed in 2002 based on a proposed IRS settlement of open years and the results of state audits at amounts less than amounts accrued. An additional valuation allowance of $5.0 million was recorded in fiscal 2003 to fully reserve the net deferred tax assets at January 31, 2004. This increase was offset by additional tax refunds and a reduction in prior year tax accruals as a result of the finalization of certain tax audits. The Company did not recognize any tax benefits in fiscal 2004 and does not expect to recognize any tax benefits in future operations until an appropriate level of profitability is sustained.

        Fiscal 2004, 2003 and 2002 include state and foreign tax provisions of $0.6 million, $0.5 million and $0.4 million, respectively.

  Net Loss

        The net loss of Group in fiscal 2004 was $100.3 million compared to $50.2 million in fiscal 2003. The loss in fiscal 2004 includes a loss on the refinancing of debt of $49.8 million while fiscal 2003 included a gain on exchange of debt of $41.1 million and insurance proceeds of $3.8 million. Excluding these items, the net loss for Group for fiscal 2004 would have been $50.5 million compared to a net loss of $95.1 million last year. The improvement in fiscal 2004 results is due primarily to the 16.6% increase in net sales and the improvement in gross margin. Operating had net income of $11.4 million in fiscal 2004 compared to a net loss of $42.0 million in fiscal 2003, an improvement of $53.4 million.

Fiscal 2003 Compared to Fiscal 2002

  Net Sales

        Net sales in fiscal 2003 decreased by $78.3 million, or 10.2%, to $690.0 million from $768.3 million in fiscal 2002. The decrease resulted primarily from a decrease in J.Crew Direct sales of $74.5 million, or 30%, resulting from (a) 25% decrease in catalog circulation from 7.8 billion pages in 2002 to 5.8 billion pages in 2003 including the elimination of women's only and clearance catalogs in the second half of the year, (b) a decrease in density (items per page) resulting from a 30% reduction in style counts, and (c) a reduction in promotional practices, including promotional e-mails. Other revenues decreased by $6.6 million resulting primarily from a decrease in shipping and handling fees as a result of a decline in orders in Direct. These decreases were offset in part by an increase of $2.8 million in J.Crew Retail sales. A decline of 2.5% in comparable store sales was offset by sales from four stores opened in fiscal 2003 and 16 stores opened in 2002 that were open for a full year in fiscal 2003. We believe that the improvement in comparable store sales performance in 2003 was the result of an improving economy and an upgrade in the quality and style of our merchandise assortments in the second half of the year.

  Gross Profit

        Gross profit decreased by $46.4 million, or 15.7%, to $249.7 million from $296.1 million. Gross margin decreased from 38.5% to 36.2%, attributable primarily to a 160 basis point increase in buying and occupancy costs as a percentage of revenues resulting from the spreading of fixed buying and occupancy costs over a lower revenue base, and a decrease of 70 basis points in merchandise margins primarily from the liquidation of prior season's inventories in the first half of 2003.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased by $21.2 million, or 7.0%, to $280.5 million from $301.7 million. The decrease resulted primarily from lower catalog selling costs of $13.2 million related primarily to the reduction in pages circulated, including the elimination of women's only editions and clearance catalogs in the second half of 2003, as well as a decrease in severance and other one-time employment-related charges of $10.0 million. These decreases were offset in part by increased store expenses resulting from additional stores in operation in 2003. As a percentage of sales, selling, general and administrative expenses increased from 39.3% to 40.7%, resulting primarily from the spreading of fixed overhead expenses over a lower revenue base.

  Interest Expense

        Interest expense for Group increased by $22.8 million to $63.8 million from $41.0 million. The increase resulted from (a) the inclusion as interest of $14.2 million of dividends on mandatorily redeemable preferred stock which classification as interest expense commenced in the third quarter of 2003, and (b) interest on the 16% Senior Discount Contingent Principal Notes of $21.9 million, including amortization of debt issuance discount, issued in the exchange offer completed in May 2003. These increases were offset by a reduction of $10.4 million of interest on the 13 1/8% Senior Discount Debentures that were exchanged for the 16% Senior Discount Contingent Principal Notes, and lower deferred financing costs which resulted primarily from a write off of $1.8 million related to the refinancing of our working capital credit facility in fiscal 2002.

        Interest expense for Operating decreased by $2.7 million to $20.5 million from $23.2 million. The decrease was primarily attributable to a reduction in amortization of deferred financing costs, which resulted primarily from a write off of $1.8 million related to the refinancing of our working capital credit facility in fiscal 2002.

  Gain on Refinancing of Debt

        The net gain on exchange of debt of $41.1 million in 2003 reflects the difference between the fair value of the 16% Senior Discount Contingent Principal Notes at date of issuance and the carrying value of the 13 1/8% Senior Discount Debentures of $44.1 million less related expenses which consist of (a) the additional expense of 2 7/8% from October 15, 2002 to May 6, 2003 paid to the note holders who accepted the exchange offer completed in May 2003 ($1.9 million) and (b) the write off of unamortized deferred financing costs related to the debentures exchanged in the May 2003 exchange offer ($1.1 million).

  Insurance Proceeds

        For the discussion of insurance proceeds, see "Fiscal 2004 compared to Fiscal 2003—Insurance Proceeds."

  Income Taxes

        For the discussion of income taxes, see "Fiscal 2004 Compared to Fiscal 2003—Income Taxes".

  Net Loss

        The net loss of Group for fiscal 2003 was $50.2 million compared to a net loss of $40.6 million in fiscal 2002. However, the results in fiscal 2003 included a gain on the exchange of debt of $41.1 million and an increase in insurance proceeds of $2.0 million. Excluding these items, the net loss of Group for fiscal 2003 would have been $95.1 million, an increase of $52.7 million from the prior year. This increase in net loss is primarily attributed to the decrease in gross profit in fiscal 2003, attributable to the sales decline and the increase in interest expense.

        The net loss of Operating increased to $42.0 million in fiscal 2003 from $8.8 million in fiscal 2002. This increase resulted primarily from the decrease in gross profit resulting from the sales decline.

Liquidity and Capital Resources

        Our sources of liquidity are primarily cash flows from operations and borrowings under our working capital credit facility. Our primary cash needs are for capital expenditures incurred primarily for opening new stores and system enhancements, debt service requirements and working capital.

        On November 21, 2004, Operating entered into a Senior Subordinated Loan Agreement with entities managed by Black Canyon Capital LLC and Canyon Capital Advisors LLC, which provided for a term loan of $275.0 million. The proceeds of the term loan were used to redeem in full Operating's outstanding 10 3/8% Senior Subordinated Notes due 2007 ($150.0 million) and to redeem, in part, Intermediate's 16% Senior Discount Contingent Principal Notes due 2008 ($125.0 million). In January 2005, we redeemed the remaining $44 million of outstanding 16% Senior Discount Contingent Principal Notes using internally available funds. On March 18, 2005, the term loan was converted into equivalent new 9 3/4% Senior Subordinated Notes of Operating due 2014 in accordance with the terms of the loan agreement. This refinancing will generate approximately $16.0 million of annual interest savings.

        On December 23, 2004, Operating entered into an Amended and Restated Loan and Security Agreement, which we refer to as the Amended Wachovia Credit Facility, with Wachovia Capital Markets LLC, as arranger, Wachovia Bank National Association, as administrative agent, Bank of America N.A., as syndication agent, Congress Financial Corporation, as collateral agent, and a syndicate of lenders, which provides for maximum credit availability of up to $170.0 million (which can be increased to $250.0 million if certain conditions are met). The Amended Wachovia Credit Facility provides for revolving loans and letters of credit of up to $170.0 million and expires in December 2009. The total amount of availability is limited to the sum of invested cash, 90% of eligible receivables, 95% of the net recovery percentage of inventories (as determined by inventory appraisal) for the period of August 1 through December 15, 92.5% of the net recovery percentage of inventories for the period December 16 through July 31 and real estate availability of 65% of appraised fair market value. As of January 29, 2005, there was $27.0 million of excess availability under the Amended Wachovia Credit Facility.

        The Amended Wachovia Credit Facility includes restrictions, including the incurrence of additional indebtedness, the payment of dividends and other distributions, the making of investments, the granting of loans and the making of capital expenditures. We are required to maintain a minimum of fixed interest charge coverage of 1.1 if excess availability is less than $20.0 million for any 30 consecutive day period. We have at all times been in compliance with all financial covenants under the Amended Wachovia Credit Facility.

        The Amended Wachovia Credit Facility permits restricted payments (by way of dividends or other distributions) with respect to, among other things, our capital stock payable solely in additional shares of our capital stock, our tax sharing agreement, the Series A preferred stock of Group, the Series B preferred stock of Group and the 13 1/8% Senior Discount Debentures due 2008 of Group. Our ability to declare dividends on our capital stock is also limited by Delaware law, which permits a company to pay dividends on its capital stock only out of its surplus or, in the event that it has no surplus, out of its net profits for the year in which a dividend is declared or for the immediately preceding fiscal year. Under the Amended Wachovia Credit Facility, the assets of Operating and its subsidiaries are restricted.

        Cash provided by operating activities was $58.8 million in fiscal 2004, $18.2 million in fiscal 2003 and $31.8 million in fiscal 2002. The increase in 2004 resulted from the significant increase in operating income. Cash provided in 2003 and 2002 resulted from improvements in working capital, due primarily to reductions in inventories of $41.3 million in 2003 and $31.6 million in 2002, which offset the operating losses in those years.

        Capital expenditures were $13.4 million in fiscal 2004, $9.9 million in fiscal 2003 and $26.9 million in fiscal 2002. Capital expenditures related to new stores were $5.9 million, $5.7 million and $17.2 million during the three years. Anticipated capital expenditures in fiscal 2005 are approximately $25 million, primarily for 10 new stores and information technology initiatives.

        There were no borrowings under our working capital credit facility at January 29, 2005 and January 31, 2004. Average borrowings under the credit facility were none in fiscal 2004, $1.0 million in fiscal 2003 and $40.4 million in fiscal 2002. Long-term indebtedness increased by $25.8 million in fiscal 2003 consisting of $20.0 million of TPG-MD Investment LLC notes payable due in 2008 and $5.8 million under the our working capital credit facility, which was paid off in January 2005.

        Management believes that its current cash position, cash flow from operations and availability under the Amended Wachovia Credit Facility will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Restatement

        The consolidated statements of cash flows for Group and Operating for the years ended January 31, 2004 and February 1, 2003 have been restated to reclassify the proceeds from construction allowances from a reduction of capital expenditures in cash flows from investing activities to an increase in cash flow from operating activities. There was no effect on the Company's consolidated balance sheet or consolidated statement of operations.

Off Balance Sheet Arrangements

        We enter into letters of credit to facilitate the international purchase of merchandise. Standby letters of credit are required to secure certain of our obligations, including insurance programs and duties related to import purchases.

Letters of Credit	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Standby	$0.7	$—	$—	$5.0	$5.7
Import	53.0	—	—	—	53.0

	$53.7	$—	$—	$5.0	$58.7

Contractual Obligations

        The following summarizes our contractual obligations as of January 29, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	($ in millions)
Long-term debt obligations	$—	$—	$43.7	$275.0	$318.7
Redeemable preferred stock	—	—	258.3	—	258.3
Operating lease obligations(1)	54.3	99.3	81.0	98.8	333.4
Purchase obligations
Inventory commitments	197.7	—	—	—	197.7
Other	5.7	8.0	—	—	13.7
Employment agreements	1.9	3.8	—	—	5.7

	205.3	11.8	—	—	217.1

Total	$259.6	$111.1	$383.0	$373.8	$1,127.5

(1)
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

Seasonality

        We experience two distinct selling seasons, spring comprised of the first and second fiscal quarters and fall comprised of the third and fourth fiscal quarters. Net sales are usually substantially higher in the fall season and selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season. Approximately 33% of annual net sales in fiscal 2004 occurred in the fourth fiscal quarter. Our working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements.

Recent Accounting Pronouncements

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R applies to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004, the Interpretation applies beginning on January 1, 2005. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the variable interest entity initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entity. The adoption of FIN 46R did not have any effect on the financial statements taken as a whole as of January 29, 2005, and for the year then ended.

        In December 2004, the FASB issued Statement No. 123 R, Share-Based Payment. This revision to Statement No. 123 requires that compensation expense be recognized for the fair value of stock options over their vesting period and changes the method of expense recognition for performance-based stock awards. The Statement is required to be adopted by the Company for fiscal years beginning after December 15, 2005 and applies to all outstanding stock options and stock awards that have not yet vested at the date of adoption. Management is evaluating the effects of this Statement.

Critical Accounting Policies

        Management's discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances and evaluate these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

        The following critical accounting policies, which we have discussed with our audit committee, reflect the more significant estimates and judgments used in the preparation of our consolidated financial statements. We do not believe that changes in these assumptions and estimates are likely to have a material impact on our consolidated financial statements.

  Inventory Valuation

        Merchandise inventories are carried at the lower of cost or market. We evaluate all of our inventories to determine excess inventories based on estimated future sales. Excess inventories may be disposed of through our factory channel, internet clearance sales and other liquidations. Based on historical results experienced through various methods of disposition, we write down the carrying value of inventories that are not expected to be sold at or above costs.

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

  Income Taxes

        We have significant deferred tax assets resulting from net operating loss carryforwards and temporary differences, which will reduce taxable income in future periods. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" states that a valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's current and past performance, the market environment in which a company operates, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of our assessments, we established a valuation allowance to reduce our net deferred tax assets to their estimated realizable value of $5.0 million at February 1, 2003 and we provided additional allowances at January 31, 2004 and January 29, 2005 to fully reserve our net deferred tax assets. We do not expect to recognize any tax benefit in future results of operations until an appropriate level of profitability is sustained.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Amended Wachovia Credit Facility. The interest rates are a function of the bank prime rate or LIBOR. A one percentage point increase in the base interest rate would result in approximately $100,000 change in income before taxes for each $10 million of borrowings.

        We have a licensing agreement in Japan that provides for royalty payments based on sales of J.Crew merchandise as denominated in yen. We have entered into forward foreign exchange contracts from time to time in order to minimize this risk. At January 29, 2005, there were no forward foreign exchange contracts outstanding.

        We also enter into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at January 29, 2005 were $58.7 million, including $5.7 million of standby letters of credit.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements are set forth herein commencing on page F-1 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        With the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company has conducted an evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Such evaluation included a review of the facts and circumstances relating to the correction of certain of the Company's lease accounting practices. As a result of the February 7, 2005 letter issued by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, the Company concluded that certain of its previously established lease accounting practices were not appropriate and determined to restate its Consolidated Statements of Cash Flows for prior years to report construction allowances as operating activities, rather than investing activities. There was no impact on net income as a result of the changes. Based solely on this change in lease accounting practices, the Company's Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.

        Such officers also confirm that there were no significant changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

        Information required by items 10-14 with respect to Operating has been omitted pursuant to General Instruction I of Form 10-K. Information required by items 10-14 with respect to Group is described below.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name, age and position of individuals who are serving as directors and executive officers of Group as of April 1, 2005.

Name	Age	Position
Millard Drexler	60	Chief Executive Officer, Chairman of the Board and Director
Jeffrey Pfeifle	46	President
Roxane Al-Fayez	48	Executive Vice President, Catalog & e-Commerce
Amanda Bokman	41	Executive Vice President, Chief Financial Officer
Tracy Gardner	41	Executive Vice President, Merchandising, Planning & Production
Scott Hyatt	47	Senior Vice President, Manufacturing
Nicholas Lamberti	62	Vice President, Corporate Controller
Richard Boyce	50	Director
Jonathan Coslet	40	Director
James Coulter	45	Director
Steven Grand-Jean	62	Director
Thomas Scott	39	Director
Stuart Sloan	61	Director
Josh Weston	76	Director
Emily Woods	43	Director

        Millard Drexler.    Mr. Drexler became Chief Executive Officer in January 2003 and Chairman of the Board and a Director in March 2003. Before joining the Company, Mr. Drexler was Chief Executive Officer of The Gap, Inc. from 1995 until September 2002, and prior thereto he was President of The Gap, Inc. since 1987. Mr. Drexler also serves on the Board of Directors of Apple Computer Inc.

        Jeffrey Pfeifle.    Mr. Pfeifle became President in February 2003. Before joining the Company, Mr. Pfeifle was Executive Vice President, Product and Design of the Old Navy division of The Gap, Inc. from 1995.

        Roxane Al-Fayez.    Ms. Al-Fayez became Executive Vice President, Catalog & e-Commerce in October 2003. Before joining the Company, she was Vice President of Operations, Gap, Inc. Direct for six years.

        Amanda Bokman.    Ms. Bokman became Executive Vice-President and Chief Financial Officer in May 2004. Before joining the Company, Ms. Bokman was Senior Vice-President and Chief Financial Officer of one of the four major segments of Jones Apparel Group, Inc. from 2001 and Vice-President and Chief Financial Officer of McNaughton Apparel Group, Inc. for nine years prior thereto.

        Tracy Gardner.    Ms. Gardner became Executive Vice President, Merchandising, Planning & Production in March 2004. Prior to joining the Company, Ms. Gardner held various positions at The Gap, Inc., including Senior Vice President of Adult Merchandising for GAP brand from 2002 to March 2004, Vice-President of Womens' Merchandising for the Banana Republic division from 2001 to 2002, Vice-President of Mens' Merchandising for the Banana Republic division from 1999 to 2001, and Divisional Merchandising Manager of Mens' Wovens for the Banana Republic division prior to 1999.

        Scott Hyatt.    Mr. Hyatt has been Senior Vice President, Manufacturing since 1998. Before joining the Company, Mr. Hyatt was Vice President, Production and Sourcing of the Express division of Limited Brands, a retail apparel company, from 1996 to 1998.

        Nicholas Lamberti.    Mr. Lamberti has been Vice President, Corporate Controller for more than five years. Mr. Lamberti also served as acting Chief Financial Officer from August 2003 until Ms. Bokman joined the Company in May 2004.

        Richard Boyce.    Mr. Boyce has been a Director since 1997 and has periodically served as Chief Executive Officer between 1997 and 1999 while also providing operating oversight to the remainder of the Texas Pacific Group portfolio. Mr. Boyce is a Senior Operating Partner of Texas Pacific Group and joined Texas Pacific Group in 1997. Mr. Boyce is also the Chairman of the Executive Committee of the Board of Directors of Burger King Corporation and a Director of ON Semiconductor Corporation, Spirit Group, Ltd. and Kraton Polymers.

        Jonathan Coslet.    Mr. Coslet became a Director in 2003. Mr. Coslet is a senior Partner of Texas Pacific Group and is responsible for the investment firm's generalist and healthcare investment activities. Prior to joining Texas Pacific Group, Mr. Coslet worked in the investment banking department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. Mr. Coslet also serves on the Board of Directors of Burger King Corporation, Petco Animal Supplies, Inc., Quintiles Transnational Corp., IASIS Healthcare Corp. and Fidelity National Information Services.

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

        Thomas Scott.    Mr. Scott has been a Director since 2002. Mr. Scott is a founding partner of Plum TV, LLC, a television station network in select resort markets, and has served as its Chief Executive Officer and Executive Co-Chairman since September 2003. He is also a founding partner of Nantucket Allserve Inc., a beverage supplier, and has served as Co-Chairman thereof since 1989 and Co-Chairman and Co-Chief Executive Officer from 1989 to 2000. Mr. Scott has also served as Co-Chairman of Shelflink, a supply chain software company, since 2000. Mr. Scott is married to Emily Woods, a Director of the Company.

        Stuart Sloan.    Mr. Sloan has been a Director since September 2003. Mr. Sloan is the founder of Sloan Capital Companies, a private investment company, and has been a Principal thereof since 1984. Mr. Sloan also serves on the Board of Directors of Anixter International, Inc. and Rite Aid Corp.

        Josh Weston.    Mr. Weston has been a Director since 1998. Mr. Weston has also served as Honorary Chairman of the Board of Directors of Automatic Data Processing, a computing services business, since 1998. Mr. Weston was Chairman of the Board of Automatic Data Processing from 1996 until 1998, and Chairman and Chief Executive Officer for more than five years prior thereto. Mr. Weston also serves on the Board of Directors of Gentiva Health Services, Inc. and Russ Berrie & Company, Inc.

        Emily Woods.    Ms. Woods served as Chairman of the Board of Directors of Group from 1997 to 2003, and continues to serve as a Director. Ms. Woods started work at the Company the year that it was founded in 1983 and has also previously served as its Chief Executive Officer and Vice Chairman. Ms. Woods is married to Thomas Scott, a Director of the Company.

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

        Audit Committee.    The primary duties of the Audit Committee include assisting the Board of Directors in its oversight of (i) the integrity of our financial statements and financial reporting process; (ii) the integrity of our internal controls regarding finance, accounting and legal compliance; and (iii) the independence and performance of our independent auditors and internal audit function. The Committee also reviews our critical accounting policies, our annual and quarterly reports on Form 10-K and Form 10-Q, and our earnings releases before they are published. The Committee has sole authority to engage, evaluate and replace the independent auditor. The Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Committee meets regularly with our management, independent auditors and internal auditors to discuss our internal controls and financial reporting process and also meets regularly with the independent auditors and internal auditors in private.

        The current members of the Audit Committee are Messrs. Boyce, Grand-Jean and Weston (Chairperson). The Board of Directors has determined that Josh Weston qualifies as an "audit committee financial expert" and is independent under the applicable rules of the Securities and Exchange Commission.

        Compensation Committee.    The primary duty of the Compensation Committee is to discharge the responsibilities of the Board of Directors relating to compensation practices for our executive officers and other key employees, as the Committee may determine, to ensure that management's interests are aligned with the interests of our equity holders. The Committee also reviews and makes recommendations to the Board of Directors with respect to our employee benefits plans, compensation and equity-based plans and compensation of Directors. The current members of the Compensation Committee are Messrs. Coulter (Chairperson) and Sloan and Ms. Woods.

        Compensation of Directors.    Directors who are our employees or representatives of Texas Pacific Group (Messrs. Boyce, Coslet, Coulter and Drexler) do not receive any compensation for their services. All other Directors (Messrs. Grand-Jean, Scott, Sloan and Weston and Ms. Woods) received the following as compensation in 2004: (1) 5,000 shares of restricted Group common stock and (2) a non-qualified stock option to purchase 10,000 shares of Group common stock. In lieu of receiving such stock option, a Director could elect to have the Company make one or more charitable contributions on his or her behalf in a total amount up to $50,000. Mr. Weston alone elected to have the Company make charitable contributions on his behalf of $50,000. The restricted stock awards have a value based on the fair market value of the common stock on the effective grant date and vested immediately. The options have an exercise price of $6.82 per share, have a term of 10 years and become exercisable and vest in two equal installments in December 2004 and December 2005. If a Director ceases to serve as a Director for any reason, other than removal for cause, any options vested at the time of termination of his or her services will remain exercisable for 90 days (but no longer than the 10 year term of the options).

        Our Board of Directors has also approved the following to be paid as compensation to all eligible Directors for their services in 2005: (1) a cash retainer of $30,000 and (2) a non-qualified stock option to purchase 10,000 shares of Group common stock. Upon grant, the options will have an exercise price to be determined at the time of grant, have a term of 10 years and become exercisable and vest in equal installments over a two year period. If a Director ceases to serve as a Director for any reason, other than removal for cause, any options vested at the time of termination of his or her services will remain exercisable for 90 days (but no longer than the 10 year term of the options). In addition, the Chairman of the Audit Committee will receive additional cash compensation of $10,000 for his services on such Committee. Directors who are our employees or representatives of Texas Pacific Group are not entitled to receive any compensation for their services.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth compensation paid by Group for fiscal 2004, 2003 and 2002:

  •
  to our chief executive officer during fiscal 2004 and

  •
  to each of the four other most highly compensated executive officers as of the end of fiscal 2004

Long-Term Compensation
		Annual Compensation				Awards			Payouts
Name And Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Other ($)(l)	Restricted Stock Award(s)(a)	Numbers of Securities Underlying Options/SARS(a)		LTIP Payouts ($)	All Other Compensation ($)(b)
Millard Drexler Chief Executive Officer and Chairman	2004 2003 2002	200,000 200,000 —	— — —		484,500 500,000 —	(c) (c) (c)	25,000 — 2,231,704	(d)	— — —	— — —
Jeffrey Pfeifle President	2004 2003 2002	760,000 760,000 —	500,000 2,400,000 —	(e)	— — —	(f) (f) (f)	— — 390,548	(g)	800,000 400,000 —	8,200 — —
Roxane Al-Fayez Executive Vice-President, Catalog & e-Commerce	2004 2003	377,900 115,400	275,000 100,000	(h) (h)	83,800	(i) (i)	10,000 35,000		— —	1,700 —
Tracy Gardner Executive Vice-President, Merchandising, Planning & Production	2004	398,100	450,000	(j)	95,500	(k)	90,000		—	—
Scott Hyatt Senior Vice President, Manufacturing	2004 2003 2002	375,000 364,000 364,000	160,000 — —		— — —	— — —	10,000 — —		— — —	8,200 10,500 9,700

(a)
There is no established public market for shares of Group common stock. Holders of restricted stock have the same right to receive dividends as other holders of Group common stock. Group has not paid any cash dividends on its common stock. Based on customary corporate valuation techniques, including an analysis of the discounted value of Group's potential earnings and cash flow, the valuation of comparable companies and current book value per share, the value of a share of Group common stock was estimated to be less than $1 as of January 1, 2003. The Company believes that the value is not materially different as of November 2004.

        As of April 1, 2005, the named executive officers held the following aggregate number of restricted shares of Group common stock: Mr. Drexler—463,278 vested shares (of which 55,793 shares are held by a corporation of which Mr. Drexler is a principal) and 476,507 unvested shares; Mr. Pfeifle—80,900 vested shares and 105,898 unvested shares; Ms. Al-Fayez—6,250 vested shares and 28,750 unvested shares; Ms. Gardner—0 vested shares and 50,000 unvested shares. Mr. Hyatt did not hold any restricted shares of Group common stock.

(b)
All amounts represent contributions made by Group on behalf of the named executive officers to its 401(k) plan.

(c)
In November 2004, Mr. Drexler was granted 75,000 shares of Group common stock, of which 50% will vest on each of November 1, 2007 and November 1, 2008.

        In September 2003, Mr. Drexler was granted 83,689 shares of Group common stock, of which 5,976 shares vested immediately upon grant, 19,429 shares vested on January 27, 2004, and 19,428 shares vested on January 27, 2005, and the remainder will vest in equal annual installments on January 27, 2006 and 2007.

        In February 2003, Mr. Drexler was granted 725,303 shares of Group common stock, of which 181,326 shares vested on January 27, 2004 and 181,325 shares vested on January 27, 2005, and the remainder will vest in equal annual installments on January 27, 2006 and 2007. Mr. Drexler paid $800,000 to Group for these shares, which was in excess of their fair market value at the time of grant. A corporation of which Mr. Drexler is a principal was also granted 55,793 shares of Group common stock, all of which vested immediately upon grant.

(d)
This does not include the grant of certain replacement stock options to Mr. Drexler in May 2004 following the surrender by Mr. Drexler of the same number of stock options in September 2003. We refer you to "Employment Agreements and Other Compensation Arrangements—Employment and Other Agreements" for information on the repricing of Mr. Drexler's premium stock options.

(e)
This amount represents a $2,000,000 sign-on bonus and a $400,000 guaranteed annual bonus for fiscal 2003.

(f)
In November 2004, Mr. Pfeifle was granted 25,000 shares of Group common stock, of which 50% will vest on each of November 1, 2007 and November 1, 2008.

        In September 2003, Mr. Pfeifle was also granted 50,213 shares of Group common stock, of which 12,554 shares vested on February 1, 2004 and 12,553 shares vested on February 1, 2005, and the remainder will vest in equal annual installments on February 1, 2006 and 2007.

        In February 2003, Mr. Pfeifle was granted 111,585 shares of Group common stock, of which 27,897 shares vested on February 1, 2004 and 27,896 shares vested on February 1, 2005, and the remainder will vest in equal annual installments on February 1, 2006 and 2007.

(g)
This does not include the grant of certain replacement stock options to Mr. Pfeifle in May 2004 following the surrender by Mr. Pfeifle of the same number of stock options in September 2003. We refer you to "Employment Agreements and Other Compensation Arrangements—Employment and Other Agreements" for information on the repricing of Mr. Pfeifle's premium stock options.

(h)
In fiscal 2004, this amount represents a $25,000 one-time bonus paid in October 2004 and a $250,000 annual bonus for fiscal 2004. In fiscal 2003, this amount represents a $50,000 sign-on bonus and a $50,000 guaranteed annual bonus for fiscal 2003.

(i)
In November 2004, Ms. Al-Fayez was also granted 10,000 shares of Group common stock, of which 50% will vest on each of November 1, 2007 and November 1, 2008.

        In October 2003, Ms. Al-Fayez was granted 25,000 shares of Group common stock, of which 6,250 shares vested on October 22, 2004 and the remainder will vest in equal annual installments on October 22, 2005, 2006 and 2007.

(j)
This amount represents a $150,000 sign-on bonus and $300,000 annual bonus for fiscal 2004.

(k)
In May 2004, Ms. Gardner was granted 50,000 shares of Group common stock, which will vest in equal annual installments on April 1, 2006, 2007, 2008 and 2009.

(l)
We have reimbursed Mr. Drexler for our use for corporate business of a private aircraft owned by a company of which Mr. Drexler is a principal. The total reimbursements paid for our use of the aircraft in fiscal 2004 was approximately $225,600. The total reimbursements paid for our use for corporate business of the aircraft and certain third party aircraft charters in fiscal 2003, which was not assessed and paid until 2004, was approximately $49,300. All other amounts represent the reimbursement of certain business expenses to Mr. Drexler in accordance with the terms of his services agreement.

        For Ms. Al-Fayez and Ms. Gardner, this includes $83,800 in housing allowances and commuting reimbursements and $95,500 in relocation compensation, respectively, in fiscal 2004. These include applicable tax gross-up amounts.

  Option Grants in Last Fiscal Year

        The following table shows information concerning stock options to purchase shares of Group common stock granted to any of the named executive officers during fiscal 2004.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(b)
	Number of Securities Underlying Options Granted(a)	Percent of Total Options Granted to Employees in Fiscal Year(a)
Name			Exercise Price ($/Sh)	Expiration Date
					5% ($)		10% ($)
Millard Drexler	25,000	4%	$6.82	2014	0	(b)	0	(b)
Roxane Al-Fayez	10,000	2%	$6.82	2014	0	(b)	0	(b)
Tracy Gardner	50,000	9%	$6.82	2014	0	(b)	0	(b)
Scott Hyatt	10,000	2%	$6.82	2014	0	(b)	0	(b)
Jeffrey Pfeifle	—	—	—	—	—		—

(a)
Group has not granted any SARs. In addition, these figures do not reflect the grants of certain replacement stock options to Messrs. Drexler and Pfeifle in May 2004 following the surrender by them of the same number of stock options in September 2003. We refer you to "Employment Agreements and Other Compensation Arrangements—Employment and Other Agreements" for information on the repricing of Messrs. Drexler and Pfeifle's stock options.

(b)
There is no established public market for shares of Group common stock. Based on customary corporate valuation techniques, including an analysis of the discounted value of Group's potential earnings and cash flow, the valuation of comparable companies and current book value per share, the value of a share of Group common stock was estimated to be less than $1 as of January 1, 2003. The Company believes that the value not materially different as of November 2004. As such, all outstanding options had exercise prices that exceeded the value of the stock as of such date, and the potential realizable value and value of unexercised in-the-money options is shown as zero.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        The following table shows the number of stock options held to purchase shares of Group common stock by the named executive officers of Group at the end of fiscal 2004. The named executive officers did not exercise any stock options in fiscal 2004.

Name	Shares Acquired on Exercise(#)	Value Realized(#)	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End($)(a) Exercisable/Unexercisable
Millard Drexler(b)	0		557,928/1,698,776	0/0
Roxane Al-Fayez	0		8,750/36,250	0/0
Tracy Gardner	0		0/90,000	0/0
Scott Hyatt	0		31,000/14,000	0/0
Jeffrey Pfeifle(b)	0		0/390,548	0/0

(a)
There is no established public market for shares of Group common stock. Based on customary corporate valuation techniques, including an analysis of the discounted value of Group's potential earnings and cash flow, the valuation of comparable companies and current book value per share, the value of a share of Group common stock was estimated to be less than $1 as of January 1, 2003. The Company believes that the value is not materially different as of November 2004. As such, all outstanding options had exercise prices that exceeded the value of the stock as of such date, and the potential realizable value and value of unexercised in-the-money options is shown as zero.

(b)
On February 1, 2005, Mr. Pfeifle also vested in options to purchase 97,639 shares of Group common stock. In addition, we refer you to "Employment Agreements and other Compensation Arrangements—Employment and Other Agreements" for information on the grant of certain replacement stock options to Messrs. Drexler and Pfeifle in May 2004 following the surrender by them of the same number of stock options in September 2003.

  Long Term Incentive Plan

        The following table shows the eligibility of our President to receive long-term incentive compensation pursuant to our employment agreement with him. Under this arrangement, Mr. Pfeifle received a payment of $400,000 at the end of fiscal 2003 and an additional payment of $800,000 at the end of fiscal 2004, which constituted the maximum payout under the arrangement. Mr. Pfeifle is not entitled to receive any future payouts of long-term incentive compensation pursuant to our employment agreement with him. We refer you to "Employment Agreements and Other Compensation Arrangements—Employment Agreements" for information on this compensation arrangement and payout schedule.

Long Term Incentive Plan/Awards in Last Fiscal Year

			Estimated Future Payouts under Non-Stock-Price-Based Plans
Name	Number of Shares, Units or Other Rights(#)	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Jeffrey Pfeifle	$800,000	1/31/03–4/30/05	—	—	—

Employment Agreements and Other Compensation Arrangements

  Employment and Other Agreements

        Millard Drexler.    Mr. Drexler has a services agreement with the Company pursuant to which he will serve as Chief Executive Officer for five years beginning on January 27, 2003, provided that Mr. Drexler can step down as Chief Executive Officer after January 2006 and serve only as Executive Chairman. The agreement provides for a minimum annual base salary of $200,000, an annual bonus based on the achievement of earnings objectives to be determined each year, and reimbursement of business expenses, provided that such total compensation not exceed $700,000 per year. The agreement also provides for (i) the grant of options to purchase 557,926 shares of Group common stock at an exercise price equal to $6.82 per share, which we refer to as initial options, and (ii) the grant of premium options to purchase an additional 836,889 shares at an exercise price equal to $25.00 per share and 836,889 shares at an exercise price equal to $35.00 per share, which we refer to as premium options. The initial options and the premium options vest in equal annual installments over four years commencing on the second anniversary of the grant date. The agreement also provides for the grant of 55,793 immediately vested shares of Group common stock and the grant of 725,303 shares of Group common stock, which we refer to as the Drexler Restricted Shares. Mr. Drexler paid Group $200,000 for the initial options and $800,000 for the Drexler Restricted Shares. Under the agreement, Mr. Drexler is subject to customary non-solicitation, non-compete and confidentiality covenants.

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

        In September 2003, Mr. Drexler surrendered all of his premium options to the Company. In consideration of the surrender, we granted to Mr. Drexler replacement premium options in May 2004 as follows: options to purchase 836,889 shares at an exercise price equal to $15.00 per share and options to purchase an additional 836,889 shares at an exercise price equal to $25.00 per share. The replacement premium options have the same vesting schedule and other terms and conditions as the surrendered premium options. This option repricing was approved by a majority of the Board of Directors.

        We refer you to footnote (c) to the Executive Compensation Table for information on the Drexler Restricted Shares and vesting thereof.

        Roxane Al-Fayez.    Ms. Al-Fayez has an offer letter, dated September 15, 2003, pursuant to which she will serve as Executive Vice-President of Direct Operations. The letter provides for an annual base salary of $375,000, a one-time sign-bonus of $50,000 payable after her start date and a one-time bonus of $50,000 payable in October 2004, and an annual bonus based on the achievement of earnings objectives and individual performance goals to be determined each year, provided that the minimum bonus payable for fiscal year 2003 would be $50,000. The agreement also provides for (i) the grant of options to purchase 50,000 shares of Group common stock, which we refer to as initial options, and (ii) the grant of 25,000 shares of Group common stock, which we refer to as the Al-Fayez Restricted Shares. The initial options have an exercise price of $6.82 per share and vest in equal annual installments over four years commencing on the first anniversary of the grant date. Ms. Al-Fayez received relocation benefits and also receives a monthly housing allowance of $3,000 and reimbursement for certain commuting expenses.

        We refer you to footnote (i) to the Executive Compensation Table for information on the Al-Fayez Restricted Shares and vesting thereof.

        Tracy Gardner.    Ms. Gardner has an employment agreement with the Company pursuant to which she will serve as Executive Vice-President, Merchandising, Planning and Production for four years beginning in March 2004, subject to renewal upon mutual agreement. The agreement provides for a minimum annual base salary of $450,000, a one-time sign-on bonus of $100,000, and an annual bonus based on the achievement of earnings objectives and individual performance goals to be determined each year, provided that the minimum bonus payable for fiscal year 2004 would be $112,500. The agreement also provides for (i) the grant of options to purchase 50,000 shares of Group common stock at an exercise price equal to $6.82 per share, which we refer to as initial options, and (ii) the grant of premium options to purchase an additional 20,000 shares of Group common stock at an exercise price equal to $15.00 per share and 20,000 shares of Group common stock at an exercise price equal to $25.00 per share, which we refer to as premium options. The agreement also provides for the grant in March 2005 of (x) an additional option to purchase 20,000 shares of Group common stock at an exercise price equal to $15.00 per share and (y) an additional option to purchase 20,000 shares of Group common stock at an exercise price equal to $25.00 per share, which we refer to as the additional premium options. The initial options vest in equal annual installments over four years commencing on the first anniversary of the grant date. The premium options and the additional premium options vest in equal installments over four years commencing on the second anniversary of their respective grant dates. The agreement also provides for the grant of 50,000 shares of Group common stock, which we refer to as the Gardner Restricted Shares. Ms. Gardner also received relocation benefits in connection with her relocation to the New York area. Under the agreement, Ms. Gardner is subject to customary non-solicitation, non-compete and confidentiality covenants.

        We refer you to footnote (k) to the Executive Compensation Table for information on the vesting of the Gardner Restricted Shares and vesting thereof.

        Pursuant to the agreement, if Ms. Gardner's employment is terminated without "cause" or for "good reason" (each as defined in the employment agreement), Ms. Gardner will be entitled to receive her base salary for one year and a pro-rated amount of any bonus that she would have otherwise received for the fiscal year ending before the termination date. However, Ms. Gardner's right to the continuation of her base salary for one year will terminate upon the date that she becomes employed by a new employer or otherwise begins providing services for another entity, provided that if the cash compensation she receives pursuant thereto is less than her base salary in effect immediately prior to her termination date, she will be entitled to receive such incremental amount during the remainder of the severance period.

        Jeffrey Pfeifle.    Mr. Pfeifle has an employment agreement with the Company pursuant to which he will serve as President for five years beginning on February 1, 2003, subject to automatic one-year renewals. The agreement provides for a minimum annual base salary of $760,000, one-time bonuses in the total amount of $2,000,000 payable after his commencement date, an annual bonus based on the achievement of earnings objectives to be determined each year provided that the minimum bonus payable for fiscal year 2003 would be $400,000, a long-term cash incentive payment between $800,000 and $1,200,000 based on the achievement of performance objectives to be determined each year payable in installments at the end of fiscal years 2003 and 2004, and reimbursement of business expenses. The agreement also provides for (i) the grant of options to purchase 167,378 shares of Group common stock at an exercise price equal to $6.82 per share, which we refer to as initial options, and (ii) the grant of premium options to purchase an additional 111,585 shares at an exercise price equal to $25.00 per share and 111,585 shares at an exercise price equal to $35.00 per share, which we refer to as premium options. The initial options and the premium options vest in equal annual installments over four years commencing on the second anniversary of the grant date. The agreement also provides for the grant of 111,585 shares of Group common stock, which we refer to as the Pfeifle Restricted Shares.

Under the agreement, Mr. Pfeifle is subject to customary non-solicitation, non-compete and confidentiality covenants.

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

        In September 2003, Mr. Pfeifle received surrendered all of his premium options to the Company. In consideration of the surrender, we granted to Mr. Pfeifle replacement premium options in May 2004 as follows: options to purchase 111,585 shares at an exercise price equal to $15.00 per share and options to purchase an additional 111,585 shares at an exercise price equal to $25.00 per share. The replacement premium options have the same vesting schedule and other terms and conditions as the surrendered premium options. This option repricing was approved by a majority of the Board of Directors.

        We refer you to footnote (f) to the Executive Compensation Table for information on the Pfeifle Restricted Shares and the vesting thereof.

  Company Bonus Plan

        On April 12, 2005, the Compensation Committee of the Company's Board of Directors approved the financial goals under the J.Crew Group, Inc. bonus plan for fiscal 2005 (2005 Plan) for the annual cash bonus awards payable to our eligible employees participating in the 2005 Plan with respect to fiscal year 2005, including Messrs. Drexler, Hyatt and Pfeifle and Mss. Al-Fayez and Gardner. The fiscal 2005 bonuses payable under the 2005 Plan will be based on to the extent to which we meet or exceed specific financial goals established by the Compensation Committee and individual performance assessments as determined in the our discretion. For Messrs. Drexler, Hyatt and Pfeifle and Mss. Al-Fayez and Gardner, the amount of the actual bonus award could range from zero to 100% of his or her annual base salary, with targets ranging from 35% to 50% of his or her annual base salary.

  Executive Severance Arrangements

        Mr. Hyatt has an agreement with the Company which provides that, in the event of a termination without "cause" (as defined in the agreement), he will receive a continuation of his base salary and medical benefits for a period of one year after the termination date and the payment of any bonus that he would otherwise have received for the fiscal year ending before the termination date.

  Shareholders Agreements

        The Drexler Restricted Shares, the Pfeifle Restricted Shares, the Al-Fayez Restricted Shares, the Gardner Restricted Shares and any shares of Group common stock acquired by any of the named executive officers described above pursuant to the exercise of options are subject to a shareholders' agreement providing for certain transfer restrictions, registration rights and customary tag-along and drag-along rights.

        In addition, Mr. Drexler's shareholders' agreement provides him with certain rights to appoint three directors by himself and three additional directors by mutual agreement with Texas Pacific Group, right to consent to our operating/capital budgets and certain anti-dilution and co-investment rights.

  Compensation Committee Interlocks and Insider Participation

        In fiscal 2004, the members of our Compensation Committee were Messrs. Coulter (Chairman) and Sloan and Ms. Woods. Ms. Woods is a former Chairman, former Chief Executive Officer and former Vice-Chairman of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding the beneficial ownership of the common stock of Group as of April 1, 2005 for each person who is known to the Company to be the beneficial owner of 5% or more of Group common stock. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.

Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common stock	TPG Partners II, L.P. 301 Commerce Street, Suite 3300 Fort Worth, TX 76102	8,932,291 shares	(a)(d)	51%
Common stock	Emily Woods J. Crew Group, Inc. 770 Broadway New York, NY 10003	2,767,377 shares	(b)	16%
Common stock	Millard S. Drexler J. Crew Group, Inc. 770 Broadway New York, NY 10003	2,639,700 shares	(c)	15%

(a)
These shares of common stock are beneficially owned by Texas Pacific Group and the following affiliates of Texas Pacific Group (collectively, TPG Affiliates): TPG Parallel II L.P., TPG Partners II L.P., TPG Investors II, L.P., and TPG Bacchus II, LLC.

(b)
Includes 497,200 shares not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable.

(c)
Includes (i) 200,755 shares owned by Mr. Drexler; (ii) 262,524 restricted shares beneficially owned by a family trust of which Mr. Drexler is a trustee; (iii) 557,928 shares not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable; and (iv) 1,618,494 shares not currently owned but which are issuable to Mr. Drexler's company upon his exercise of a right to exchange a loan made to the Company into shares of Group common stock at an exercise price equal to $6.82 per share anytime prior to its maturity date in 2008. We refer you to "Certain Relationships and Related Transactions—TPG-MD Investment Notes Payable" for more information.

(d)
Includes 1,618,494 shares not currently owned but which are issuable to TPG Bacchus II, LLC upon its exercise of a right to exchange a loan made to the Company into shares of Group common stock at an exercise price equal to $6.82 per share anytime prior to its maturity date in 2008. We refer you to "Certain Relationships and Related Transactions—TPG-MD Investment Notes Payable" for more information.

        The following table sets forth information regarding the beneficial ownership of each class of equity securities of Group as of April 1, 2005 for (a) each director, (b) each of the named executive officers and (c) all directors and executive officers as a group.

        The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common stock	Richard Boyce	55,200	(a)	*
Common stock	Jonathan Coslet	8,932,211	(b)	51%
Common stock	James Coulter	8,932,211	(b)	51%
Common stock	Steven Grand-Jean	12,500	(c)	*
Common stock	Thomas Scott	12,500	(c)	*
Common stock	Stuart Sloan	12,500	(c)	*
Common stock	Josh Weston	32,978	(d)	*
Common stock	Emily Woods	2,767,377	(e)	16%
Common stock	Millard Drexler	2,639,700	(f)	15%
Common stock	Roxane Al-Fayez	15,000	(g)	*
Common stock	Tracy Gardner	0		*
Common stock	Scott Hyatt	31,000	(a)	*
Common stock	Jeffrey Pfeifle	178,539	(h)	1%
Common stock	All directors and executive officers as a group	14,689,505		84%
Series A preferred stock	Jonathan Coslet	73,475	(b)	79%
Series A preferred stock	James Coulter	73,475	(b)	79%
Series A preferred stock	Josh Weston	60		*
Series A preferred stock	Emily Woods	2,979		3%
Series A preferred stock	All directors and executive officers as a group	76,514		83%

*
Represents less than 1% of the class.

(a)
These are shares not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(b)
Attributes ownership of the shares beneficially owned by TPG Affiliates to Messrs. Coslet and Coulter, who are partners of Texas Pacific Group. Includes 1,618,494 shares not currently owned but which are issuable to TPG Bacchus II, LLC upon the exercise of a right to exchange a loan made to the Company into shares of Group common stock at an exercise price equal to $6.82 per share anytime prior to its maturity date in 2008. We refer you to "Certain Relationships and

  Related Transactions—TPG-MD Investment Notes Payable" for more information. Messrs. Coslet and Coulter disclaim beneficial ownership of the shares owned by TPG Affiliates.

(c)
Includes 7,500 shares not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(d)
Includes 2,500 shares not currently owned by which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(e)
Includes 497,200 shares not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(f)
Includes (i) 200,755 shares owned by Mr. Drexler; (ii) 262,524 shares beneficially owned by a family trust of which Mr. Drexler is a trustee; (iii) 557,928 shares not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days; and (iv) 1,618,494 shares not currently owned but which are issuable to Mr. Drexler's company upon his exercise of a right to exchange a loan made to the Company into shares of Group common stock at an exercise price equal to $6.82 per share anytime prior to its maturity date in 2008. We refer you to "Certain Relationships and Related Transactions—TPG-MD Investment Notes Payable" for more information.

(g)
Includes 8,750 shares not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(h)
Includes 97,639 shares not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

        We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Tax Sharing Arrangement

        Group and its subsidiaries entered into a tax sharing agreement providing (among other things) that each of the subsidiaries will reimburse Group for its share of income taxes determined as if such subsidiary had filed its tax returns on a "separate return" basis.

  TPG-MD Investment Notes Payable

        On February 4, 2003, Operating entered into a credit agreement with TPG-MD Investment, LLC, an entity controlled by Texas Pacific Group, our majority shareholder, and Millard Drexler, our Chief Executive Officer and Chairman of the Board, which provides for:

  •
  Tranche A loan in an aggregate principal amount of $10.0 million; and

  •
  Tranche B loan in an aggregate principal amount of $10.0 million.

        The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date. The loans are guaranteed by certain subsidiaries of Operating.

        The lender has the right, exercisable at anytime prior to the maturity date, to exchange the principal amount of and accrued and unpaid interest on the loans into shares of common stock of Group at an exercise price of $6.82 per share. The lender also has the right to require Operating to prepay the Tranche B loan without premium or penalty under certain circumstances.

        In November 2004, the credit agreement with TPG-MD Investment, LLC was amended to subordinate the Tranche A loan in right of payment to Operating's 9 3/4% Senior Subordinated Notes due 2014 while the Tranche B loan is pari passu in right of payment with such notes.

        Under the terms of TPG-MD Investment, LLC's operating agreement, the distributions payable to Mr. Drexler under this credit agreement go directly to MDJC LLC, an entity whose sole members are Mr. Drexler and Grand-Jean Capital Management, which in turn is owned by Steven Grand-Jean, a Director of the Company. As payment for certain financial advisory services that Mr. Grand-Jean rendered to Mr. Drexler and pursuant to MDJC LLC's operating agreement, Mr. Grand-Jean is entitled to distributions under certain circumstances from his equity interest in MDJC LLC.

  University Village Lease

        Stuart Sloan, a Director, is the President of UV, Inc., which is the general partner of University Village Limited Partnership, the owner and operator of University Village Shopping Center in Seattle, Washington. On October 14, 2003, we entered into a lease agreement with University Village Limited Partnership with respect to the lease of 7,400 square feet at the University Village Shopping Center for the operation of one of our retail stores. The term of the lease is 10 years. We received an allowance for tenant's improvements in the amount of $450,000 from University Village Limited Partnership. Annual rent due under the lease is comprised of (i) base rent payment of $296,000 for years one through five and $320,000 for years six through ten and (ii) contingent rent payment based on the store's sales in excess of a specified threshold. The lease also requires us to pay real estate taxes, insurance and certain common area costs. We believe that the lease contains terms reached pursuant to arms-length negotiations. Mr. Sloan's sons are the beneficiaries of trusts that are limited partners of University Village Limited Partnership.

  Plum TV Sponsorship Agreement

        Thomas Scott, a Director, is a founding partner, Chief Executive Officer and Executive Co-Chairman of Plum TV, LLC, a television station network operating in select resort markets. In May 2004, we entered into a sponsorship agreement with Plum TV pursuant to which Plum TV provided us with airtime on its network to televise commercials. The term of the agreement is one year and is scheduled to expire on May 31, 2005, although we currently plan to extend this arrangement. In fiscal 2004, we paid Plum TV, LLC a total amount of $275,000, which we believe is the fair market value of the services provided. Emily Woods, also a Director, is married to Mr. Scott.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Audit Fees.    The aggregate fees billed to us by the independent registered public accounting firm, KPMG LLP, for professional services rendered in connection with the audit of our financial statements included in this Annual Report on Form 10-K for fiscal 2004, and for review of our statements included in our Quarterly Reports on Form 10-Q during fiscal 2004, totaled approximately $740,000. The aggregate fees billed to us by KPMG for professional services rendered in connection with the audit of our financial statements included in our Annual Report on Form 10-K for fiscal 2003, and for the review of our financial statements included in our Quarterly Reports on Form 10-Q during fiscal 2003, totaled approximately $668,350.

        Audit-Related Fees.    The aggregate fees billed to us by KPMG for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $279,300 for fiscal 2003. These costs primarily related to services provided in connection with our exchange offer of outstanding 13 1/8% Senior Discount Debentures for 16% Senior Discount Contingent Principal Notes, which was completed in May 2003. There were no audit-related fees in fiscal 2004.

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.    Financial Statements

    The following financial statements are included in Item 8:

    (i)
    Report of KPMG LLP, Independent Registered Public Accounting Firm

      J. Crew Group, Inc. and subsidiaries

    (ii)
    Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004

    (iii)
    Consolidated Statements of Operations—Years ended January 29, 2005, January 31, 2004 and February 1, 2003

    (iv)
    Consolidated Statements of Changes in Stockholders' Deficit—Years ended January 29, 2005, January 31, 2004 and February 1, 2003

    (v)
    Consolidated Statements of Cash Flows—Years ended January 29, 2005, January 31, 2004 and February 1, 2003

      J. Crew Operating and subsidiaries

    (vi)
    Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004

    (vii)
    Consolidated Statements of Operations—Years ended January 29, 2005, January 31, 2004 and February 1, 2003

    (xii)
    Consolidated Statements of Changes in Stockholder's Deficit/Equity—Years ended January 29, 2005, January 31, 2004 and February 1, 2003

    (xiii)
    Consolidated Statements of Cash Flows—Years ended January 29, 2005, January 31, 2004 and February 1, 2003

      Notes to consolidated financial statements

2.    Financial Statement Schedules

    Schedule II Valuation and Qualifying Accounts.

3.    Exhibits

    The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)
Reports on Form 8-K

    The Company filed the following reports on Form 8-K during the quarter ended January 29, 2005:

    Current Report on Form 8-K was filed on November 23, 2004 relating to the Company's entry into a new Senior Subordinated Loan Agreement with entities managed by Black Canyon Capital LLC and Canyon Capital Advisors LLC (Black Canyon Loan Agreement) and the Company's announced redemption in full of its 10 3/8% senior subordinated notes and redemption in part of its 16% senior discount contingent principal notes (Redemption).

    Current Report on Form 8-K was filed on December 1, 2004 relating to the Company's entry into a commitment letter with Wachovia Bank, N.A. and Congress Financial Corporation to refinance its existing working capital credit facility.

    Current Report on Form 8-K was filed on December 9, 2004 relating to the Company's financial results for the period ended October 30, 2004.

    Current Report on Form 8-K was filed on December 23, 2004 relating to the Company's announced redemption of its remaining 16% senior discount contingent principal notes (Second Redemption).

    Current Report on Form 8-K was filed on December 28, 2004 relating to the Company's borrowing under the Black Canyon Loan Agreement, entry into related agreements, entry into the Amended Wachovia Credit Facility and the consummation of the Redemption.

    Current Report on Form 8-K was filed on January 24, 2005 relating to the consummation of the Second Redemption.

(c)
Exhibit Index

EXHIBIT INDEX

Articles of Incorporation and By-Laws
3.1
Restated Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, File No. 333-42427, filed December 16, 1997 (Group Registration Statement).
3.2		By-laws of J. Crew Group, Inc., as amended. Incorporated by reference to Exhibit 3.2 to the Form 10-K for the fiscal year ended February 3, 2001.
3.3
Certificate of Incorporation of J. Crew Operating Corp., as amended. Incorporated by reference to Exhibits 3.1 and 3.2 to the Registration Statement on Form S-4, File No. 333-4243, filed December 16, 1997 (Operating Registration Statement).
3.4		By-laws of J. Crew Operating Corp., as amended. Incorporated by reference to Exhibit 3 to the Form 10-Q for the period ended October 31, 1998 and Exhibit 3.14 to the Operating Registration Statement.
Instruments Defining the Rights of Security Holders, Including Indentures
4.1		Indenture, dated as of October 17, 1997, between J. Crew Group, Inc. and State Street Bank and Trust Company. Incorporated by reference to Exhibit 4.3 to the Group Registration Statement.
4.2		Indenture, dated as of October 17, 1997, between J. Crew Operating Corp. and State Street Bank and Trust Company. Incorporated by reference to Exhibit 4.1 to the Operating Registration Statement.
4.3
Registration Rights Agreement, dated as of October 17, 1997, by and among J. Crew Group, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. Incorporated by reference to Exhibit 4.10 to the Group Registration Statement.
4.4
Stockholders' Agreement, dated as of October 17, 1997, between J. Crew Group, Inc. and the Stockholder signatories thereto. Incorporated by reference to Exhibit 4.1 to the Group Registration Statement.
4.5	(a)	Stockholders' Agreement, dated as of October 17, 1997, among J. Crew Group, Inc., TPG Partners II, L.P. and Emily Woods. Incorporated by reference to Exhibit 10.1 to the Group Registration Statement.
4.5	(b)
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
Material Contracts
10.1	(a)
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
10.1	(b)	Amendment No. 1, dated as of February 7, 2003, to the Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 14, 2003.
10.1	(c)	Amendment No. 2, dated as of April 4, 2003, to the Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 8, 2003.
10.1	(d)	Amendment No. 3, dated as of November 21, 2004, to the Loan and Security Agreement. Incorporated by reference to Exhibit 4.5 of the Form 8-K filed on December 28, 2004.
10.1	(e)
Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Group, Inc., J. Crew Intermediate LLC, J. Crew Operating Corp. and certain subsidiaries thereof, Wachovia Capital Markets LLC as sole lead arranger and sole lead bookrunner, Wachovia Bank, National Association as Arranger, Congress Financial Corporation as Administrative Agent and Collateral Agent, and the Lenders. Incorporated by reference to Exhibit 4.6 of the Form 8-K filed on December 28, 2004.
10.2	(a)
Credit Agreement, dated as of February 4, 2003, by and between J.Crew Group, Inc., J.Crew Operating Corp., and certain subsidiaries thereof, and TPG-MD Investment, LLC. Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 7, 2003.
10.2	(b)	Amendment No. 1, dated as of November 21, 2004, to the Credit Agreement. Incorporated by reference to Exhibit 4.4 of the Form 8-K filed on December 28, 2004.
10.3
Senior Subordinated Loan Agreement, dated as of November 21, 2004, among J. Crew Operating Corp. as Borrower, and certain subsidiaries of J. Crew Operating Corp. as Guarantors, the Lenders, and U.S. Bank National Association as Administrative Agent. Incorporated by reference to Exhibit 4.1 of the Form 8-K filed on December 28, 2004.
10.4
Security Agreement, dated as of November 21, 2004, among J. Crew Operating Corp., the grantors named therein and U.S. Bank National Association as Collateral Agent. Incorporated by reference to Exhibit 4.2 of the Form 8-K filed on December 28, 2004.
10.5
Intercreditor Agreement, dated as of November 21, 2004, among J. Crew Operating Corp., J.Crew Intermediate LLC and certain subsidiaries of J. Crew Operating Corp., Congress Financial Corporation as Senior Credit Agent, and U.S. Bank National Association as Collateral Agent.
Management Contracts and Compensatory Plans and Arrangements
10.6		Amended and Restated J. Crew Group, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended August 3, 2002.

10.7	(a)	J. Crew Group, Inc. 2003 Equity Incentive Plan (the "2003 Plan"). Incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended February 1, 2003.
10.7	(b)	Amendment No. 1 to the 2003 Plan. Incorporated by reference to Exhibit 10.4(b) to Form 10-K for the fiscal year ended January 31, 2004.
10.8		Separation Agreement, dated April 29, 2002, between the Company and Mark Sarvary. Incorporated by reference to Exhibit 10.5(d) to the Form 10-K for the fiscal year ended February 1, 2003.
10.9	(a)
Services Agreement, dated January 24, 2003, between the Company, Millard S. Drexler, Inc. and Millard Drexler. Incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended February 1, 2003.
10.9	(b)	Option Surrender Agreement, dated September 25, 2003, between the Company and Millard Drexler. Incorporated by reference to Exhibit 10.9(b) to the Form 10-K for the fiscal year ended January 31, 2004.
10.9	(c)
Stock Option Grant Agreement with respect to certain replacement options, dated as of
May 12, 2004, between the Company and Millard Drexler. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 31, 2004.
10.10	(a)	Employment Agreement, dated January 24, 2003, between the Company and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended February 1, 2003.
10.10	(b)
Option Surrender Agreement, dated September 25, 2003, between the Company and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.10(b) to the Form 10-K for the fiscal year ended January 31, 2004.
10.10	(c)
Stock Option Grant Agreement with respect to certain replacement options, dated as of
May 12, 2004, between the Company and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 31, 2004.
10.11		Separation Agreement, dated January 20, 2004, between the Company and Scott Gilbertson. Incorporated by reference to Exhibit 10.11(b) to Form 10-K for the fiscal year ended January 31, 2004.
10.12		Form of Executive Severance Agreement between the Company and certain executives thereof. Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended February 2, 2002.
10.13		Employment Agreement, dated January 23, 2004, between the Company and Tracy Gardner. Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended January 31, 2004.
10.14
Separation Agreement, dated December 23, 2003, and letter agreement dated, January 26, 2004, between the Company and Kathy Boyer. Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended January 31, 2004.
10.15		Employment Agreement, dated April 10, 2004, between the Company and Amanda Bokman. Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended January 31, 2004.
10.16	*	Offer letter, dated September 15, 2003, from the Company to Roxane Al-Fayez.
10.17	*	Separation Agreement, dated October 22, 2004, between the Company and Paul Fusco.

10.18	*
Lease Agreement, dated October 14, 2004, between a subsidiary of J. Crew Group, Inc. and University Village Limited Partnership relating to the Company's store in the University Village Shopping Center in Seattle, WA, and Guaranty of J. Crew Group, Inc.
Other Exhibits
14		Code of Ethics and Business Practices of the Company. Incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended January 31, 2004.
21.1		Subsidiaries of J. Crew Group, Inc. Incorporated by reference to Exhibit 21.1 to Form 10-K for the fiscal year ended January 31, 2004.
23.1	*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2005	J. CREW GROUP, INC. J. CREW OPERATING CORP.
	By:	/s/ MILLARD S. DREXLER Millard S. Drexler Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities indicated, on April 29, 2005.

Signature	Title

/s/ MILLARD DREXLER Millard Drexler	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)
/s/ AMANDA BOKMAN Amanda Bokman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ NICHOLAS LAMBERTI Nicholas Lamberti	Vice President and Corporate Controller (Principal Accounting Officer)
/s/ RICHARD BOYCE Richard Boyce	Director
/s/ JONATHAN COSLET Jonathan Coslet	Director
/s/ JAMES COULTER James Coulter	Director
/s/ STEVEN GRAND-JEAN Steven Grand-Jean	Director

/s/ THOMAS SCOTT Thomas Scott	Director
/s/ STUART SLOAN Stuart Sloan	Director
/s/ JOSH WESTON Josh Weston	Director
/s/ EMILY WOODS Emily Woods	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
J. Crew Group Inc, and J. Crew Operating Corp.

        We have audited the consolidated financial statements of J. Crew Group Inc. ("Group") and J. Crew Operating Corp., a wholly owned subsidiary of Group ("Operating") (together referred to as the "Companies") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Companies management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Companies are not required to have, nor were we engaged to perform, an audit of their internal controls over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Group and Operating as of January 29, 2005, and January 31, 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 6 to the consolidated financial statements, in the third quarter of fiscal 2003, Group adopted Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".

        As discussed in Note 2, the Companies restated the consolidated statements of cash flows for the years ended January 31, 2004 and February 1, 2003, to reclassify the proceeds from construction allowances from cash flows from investing activities to cash flows from operating activities.

KPMG LLP
New York, New York
April 4, 2005

J.CREW GROUP, INC. AND
SUBSIDIARIES

Consolidated Balance Sheets

	January 29, 2005	January 31, 2004
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$23,647	$49,650
Merchandise inventories	88,093	66,028
Prepaid expenses and other current assets	22,217	20,733
Refundable income taxes	9,320	9,320

Total current assets	143,277	145,731

Property and equipment—at cost	259,098	284,945
Less accumulated depreciation and amortization	(138,285)	(146,565)

	120,813	138,380

Other assets	14,104	13,500

Total assets	$278,194	$297,611

Liabilities and Stockholders' Deficit
Current liabilities:
Current portion of long-term debt	$—	$1,164
Accounts payable	68,569	49,386
Other current liabilities	61,148	47,789
Federal and state income taxes	1,392	1,175

Total current liabilities	131,109	99,514

Deferred credits	59,064	56,723
Long-term debt	576,933	516,640
Preferred stock	92,800	92,800
Stockholders' deficit	(581,712)	(468,066)

Total liabilities and stockholders' deficit	$278,194	$297,611

See accompanying notes to consolidated financial statements.

J.CREW GROUP, INC. AND
SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(in thousands)
Revenues:
Net sales	$778,295	$660,628	$732,279
Other	25,921	29,337	36,065

	804,216	689,965	768,344
Cost of goods sold, including buying and occupancy costs	478,829	440,276	472,262
Gross profit	325,387	249,689	296,082
Selling, general and administrative expenses	287,745	280,464	301,718

Income/(loss) from operations	37,642	(30,775)	(5,636)
Interest expense—net	87,571	63,844	40,954
Insurance proceeds	—	(3,850)	(1,800)
(Gain)/loss on refinancing of debt (net of expenses of $2,922 in 2003)	49,780	(41,085)	—

Loss before income taxes	(99,709)	(49,684)	(44,790)
Income taxes (provision)/benefit	(600)	(500)	4,200

Net loss	$(100,309)	$(50,184)	$(40,590)

See accompanying notes to consolidated financial statements.

J.CREW GROUP, INC. AND
SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Deficit

(in thousands, except shares)

	Common Stock
			Additional paid-in capital	Accumulated deficit	Treasury stock	Deferred compensation	Stockholders' deficit
	Shares	Amount
Balance at February 2, 2002	12,238,189	$122	$70,690	$(387,186)	$(2,351)	$(318)	$(319,043)

Net loss	—	—	—	(40,590)	—	—	(40,590)
Preferred stock dividends	—	—	—	(33,578)	—	—	(33,578)
Issuance of common stock	12,318	1	283	—	—	—	284
Issuance of restricted stock	1,109,266	11	1,100	—	—	(311)	800
Amortization of restricted stock	—	—	—	—	—	464	464

Balance at February 1, 2003	13,359,773	134	72,073	(461,354)	(2,351)	(165)	(391,663)

Net loss	—	—	—	(50,184)	—	—	(50,184)
Preferred stock dividends	—	—	—	(26,260)	—	—	(26,260)
Issuance of restricted stock	224,402	2	163	—	—	(165)	—
Amortization of restricted stock	—	—	—	—	—	41	41
Forfeiture of restricted stock	—	—	—	—	(62)	62	—

Balance at January 31, 2004	13,584,175	136	72,236	(537,798)	(2,413)	(227)	(468,066)

Net loss	—	—	—	(100,309)	—	—	(100,309)
Preferred stock dividends	—	—	—	(13,456)	—	—	(13,456)
Issuance of restricted stock	196,000	1	144	—	—	(145)	—
Amortization of restricted stock	—	—	—	—	—	119	119

Balance at January 29, 2005	13,780,175	$137	$72,380	$(651,563)	$(2,413)	$(253)	$(581,712)

See accompanying notes to consolidated financial statements.

J.CREW GROUP, INC. AND
SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(restated)	(restated)
	(in thousands)
Cash flows from operating activities:
Net loss	$(100,309)	$(50,184)	$(40,590)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,061	43,075	43,197
Amortization of deferred financing costs	2,425	2,179	4,435
Non-cash interest expense (including redeemable preferred stock dividends of $33,106 in 2004 and $14,206 in 2003)	63,536	40,991	12,313
Deferred income taxes	—	5,000	7,421
Non-cash compensation expense	119	41	(589)
(Gain)/loss on refinancing of debt	49,780	(41,085)	—
Changes in operating assets and liabilities:
Merchandise inventories	(22,065)	41,290	31,600
Prepaid expenses and other current assets	(1,484)	4,153	2,140
Other assets	664	832	(2,470)
Accounts payable and other liabilities	28,819	(23,211)	(13,531)
Federal and state income taxes	217	(4,845)	(12,140)

Net cash provided by operating activities	58,763	18,236	31,786

Cash flow from investing activities:
Capital expenditures	(13,431)	(9,908)	(26,920)

Cash flow from financing activities:
Proceeds from long-term debt	275,000	25,820	—
Costs incurred in refinancing debt	(22,137)	(2,617)	(3,256)
Repayment of long-term debt	(324,198)	(776)	—
Proceeds from the issuance of common stock	—	—	1,084

Net cash provided by (used in) financing activities	(71,335)	22,427	(2,172)

Increase (decrease) in cash and cash equivalents	(26,003)	30,755	2,694
Cash and cash equivalents at beginning of year	49,650	18,895	16,201

Cash and cash equivalents at end of year	$23,647	$49,650	$18,895

Supplementary cash flow information:
Income taxes paid	$411	$345	$453

Interest paid	$23,270	$20,400	$19,380

Non-cash financing activities:
Dividends on preferred stock (charged directly to stockholder's deficit)	$13,456	$26,260	$33,578

Interest payable on 13 1/8% Senior Discount Debentures at February 1, 2003 capitalized and added to the principal amount of the debt	—	$4,416	—

Exchange of 16% Senior Discount Contingent Principal Notes of J.Crew Intermediate LLC with a fair value of $87,006 for $131,083 carrying value of 13 1/8% Senior Discount Debentures of J.Crew Group, Inc.	—	—	—

See accompanying notes to consolidated financial statements.

J.CREW OPERATING CORP. AND
SUBSIDIARIES

Consolidated Balance Sheets

	January 29, 2005	January 31, 2004
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$23,647	$49,650
Merchandise inventories	88,093	66,028
Prepaid expenses and other current assets	22,217	20,733
Refundable income taxes	9,320	9,320

Total current assets	143,277	145,731

Property and equipment—at cost	259,098	284,945
Less accumulated depreciation and amortization	(138,285)	(146,565)

	120,813	138,380

Due from J.Crew Group, Inc.	178,757	—
Other assets	13,971	11,091

Total assets	$456,818	$295,202

Liabilities and Stockholder's Deficit
Current liabilities:
Current portion of long-term debt	$—	$1,164
Accounts payable	68,569	49,386
Other current liabilities	60,314	46,942
Federal and state income taxes	1,392	1,175

Total current Liabilities	130,275	98,667

Deferred credits	59,064	56,723
Long-term debt	297,000	174,880
Due to J.Crew Group, Inc.	—	5,897
Stockholder's deficit	(29,521)	(40,965)

Total liabilities and stockholder's deficit	$456,818	$295,202

See accompanying notes to consolidated financial statements.

J.CREW OPERATING CORP. AND
SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(in thousands)
Revenues:
Net sales	$778,295	$660,628	$732,279
Other	25,921	29,337	36,065

	804,216	689,965	768,344
Costs of goods sold, including buying and occupancy costs	478,829	440,276	472,262

Gross profit	325,387	249,689	296,082
Selling, general and administrative expenses	287,704	280,423	301,254

Income/(loss) from operations	37,683	(30,734)	(5,172)
Interest expense—net	21,615	20,496	23,200
Loss on refinancing of debt	4,024	—	—
Insurance proceeds	—	(3,850)	(1,800)

Income/(loss) before income taxes	12,044	(47,380)	(26,572)
Income taxes—(provision)/benefit	(600)	5,410	17,750

Net income/(loss)	$11,444	$(41,970)	$(8,822)

See accompanying notes to consolidated financial statements.

J.CREW OPERATING CORP. AND
SUBSIDIARIES

Statement of Changes in Stockholder's Equity/(Deficit)

(in thousands)
Balance at February 2, 2002	$19,147
Net loss	(8,822)

Balance at February 1, 2003	10,325
Net loss	(41,970)
Dividends to affiliates	(9,320)

Balance at January 31, 2004	(40,965)
Net income	11,444

Balance at January 29, 2005	$(29,521)

Note:    Operating Corp. has authorized 100 shares of common stock, par value $.01 per share, all of which were issued and outstanding during the three year period ended January 29, 2005.

See accompanying notes to consolidated financial statements.

J.CREW OPERATING CORP. AND
SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(restated)	(restated)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$11,444	$(41,970)	$(8,822)
Adjustments to reconcile net income/(loss) to net cash provided in operating activities:
Depreciation and amortization	37,061	43,075	43,197
Amortization of deferred financing costs	1,855	1,724	4,202
Deferred income taxes	—	(910)	(4,694)
Non-cash compensation expense	—	—	(1,053)
Non-cash interest expense	1,000	1,000	—
Loss on refinancing of debt	4,024	—	—
Changes in operating assets and liabilities:
Merchandise inventories	(22,065)	41,290	31,600
Prepaid expenses and other current assets	(1,484)	4,153	2,140
Other assets	664	832	(2,470)
Accounts payable and other liabilities	28,860	(23,267)	(18,719)
Federal and state income taxes	217	(4,845)	(13,409)

Net cash provided by operating activities	61,576	21,082	31,972

Cash flow from investing activities:
Capital expenditures	(13,431)	(9,908)	(26,920)

Cash flow from financing activities:
Proceeds from long-term debt	275,000	25,820	—
Transfers to affiliate	(184,654)	(5,463)	898
Costs incurred in refinancing debt	(9,450)	—	(3,256)
Repayment of long-term debt	(155,044)	(776)	—

Net cash provided by/(used in) financing activities	(74,148)	19,581	(2,358)
Increase/(decrease) in cash and cash equivalents	(26,003)	30,755	2,694
Cash and cash equivalents at beginning of year	49,650	18,895	16,201

Cash and cash equivalents at end of year	$23,647	$49,650	$18,895

See accompanying notes to consolidated financial statements.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year Ended January 29, 2005
Dollars in thousands, unless otherwise indicated

1.    Nature Of Business And Summary Of Significant Accounting Policies

(a)
Basis of Presentation

        The consolidated financial statements included herein are:

  (1)
  J.Crew Operating Corp. and its wholly-owned subsidiaries (Operating), which consist of the accounts of J.Crew Operating Corp and its wholly owned subsidiaries.

  (2)
  J.Crew Group, Inc. and its wholly owned subsidiaries (the Company or Group), which consist of the accounts of J.Crew Group, Inc. and its wholly-owned subsidiaries, including J.Crew Intermediate LLC (Intermediate) and Operating. Intermediate was formed in March 2003 as a limited liability company. Effective May 2003 Group transferred its investment in Operating to Intermediate.

        All significant intercompany balances and transactions are eliminated in consolidation.

        Except where otherwise specified all notes to the consolidated financial statements apply to both Operating and Group.

(b)
Business

        The Company designs, contracts for the manufacture of, markets and distributes men's and women's apparel, shoes and accessories under the J.Crew brand name. The Company's products are marketed, primarily in the United States, through various channels of distribution, including retail and factory outlet stores, catalogs, and the Internet. The Company is also party to a licensing agreement which grants the licensee exclusive rights to use the Company's trademarks in connection with the manufacture and sale of products in Japan. The license agreement provides for payments based on a specified percentage of net sales.

        The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its sales and operating results generally to be lower in the first and second quarters than in the third and fourth quarters (which include the back-to-school and holiday seasons) of each fiscal year.

        A significant amount of the Company's products are produced in Asia through arrangements with independent contractors. As a result, the Company's operations could be adversely affected by political instability resulting in the disruption of trade from the countries in which these contractors are located or by the imposition of additional duties or regulations relating to imports or by the contractor's inability to meet the Company's production requirements.

(c)
Segment Information

        The Company operates in one reportable business segment. All of the Company's identifiable assets are located in the United States. Export sales are not significant.

(d)
Fiscal Year

        The Company's fiscal year ends on the Saturday closest to January 31. The fiscal years 2004, 2003 and 2002 ended on January 29, 2005, January 31, 2004 and February 1, 2003 and each fiscal year consisted of 52 weeks.

(e)
Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $14,192 and $43,312 at January 29, 2005 and January 31, 2004, respectively, are stated at cost, which approximates market value.

(f)
Merchandise Inventories

        Merchandise inventories are stated at the lower of average cost or market. The Company capitalizes certain design, purchasing and warehousing costs in inventory and these costs are included in cost of goods sold as the inventories are sold.

(g)
Advertising and Catalog Costs

        Direct response advertising, which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. The Company accounts for catalog costs in accordance with the AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which was four months for the fiscal years 2002, 2003 and 2004. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 29, 2005 and January 31, 2004 were $6,478 and $6,411, respectively. Catalog costs, which are reflected in selling and administrative expenses, for the fiscal years 2004, 2003 and 2002 were $41,258, $43,978 and $56,695, respectively.

        All other advertising costs, which are not significant, are expensed as incurred.

(h)
Property and Equipment

        Property and equipment are stated at cost and are depreciated over the estimated useful lives by the straight-line method. Buildings and improvements are depreciated over estimated useful lives of twenty years. Furniture, fixtures and equipment are depreciated over estimated useful lives, ranging from three to ten years. Leasehold improvements (including rent capitalized during the construction period) are amortized over the shorter of their useful lives or related lease terms (without consideration of optional renewal periods).

        Systems development costs are capitalized and amortized on a straight-line basis over periods ranging from three to five years.

(i)
Debt Issuance Costs

        Debt issuance costs (included in other assets) are amortized over the term of the related debt agreements. Unamortized debt issuance costs are as follows:

	January 29, 2005	January 31, 2004
Group	$132	$2,409
Operating	7,897	3,966

Total	$8,029	$6,375

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

(k)
Revenue Recognition

        Revenue is recognized for catalog and internet sales when merchandise is shipped to customers and at the time of sale for retail sales. Shipping terms for catalog and internet sales are FOB shipping point, and title passes to the customer at the time and place of shipment. Prices for all merchandise are listed in the Company's catalogs and website and are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return that are accounted for in accordance with SFAS No. 48 "Revenue Recognition When Right of Return Exists." The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. Amounts billed to customers for shipping and handling fees related to catalog and internet sales are included in other revenues at the time of shipment. Royalty revenue is recognized as it is earned based on contractually specified percentages applied to reported sales. Advance royalty payments are deferred and recorded as revenue when the related sales occur. Other revenues include estimated amount of unredeemed gift card liability based on Company specific historical trends, which amounted to $1,410, $1,676 and $1,962 in fiscal years 2004, 2003, and 2002, respectively.

(l)
Operating Expenses

        Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, inbound freight, design, buying and production costs, occupancy costs related to store operations and all shipping and handling and delivery costs associated with our J.Crew Direct business.

        Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, certain warehousing expenses, which aggregated $10,816, $9,860 and $10,440 for fiscal years 2004, 2003 and 2002, respectively, administrative payroll, store expenses other than occupancy costs, depreciation and amortization and credit card fees.

(m)
Store Pre-opening Costs

        Costs associated with the opening of new retail and factory outlet stores are expensed as incurred.

(n)
Derivative Financial Instruments

        Derivative financial instruments have been used by the Company from time to time to manage its interest rate and foreign currency exposures. The Company does not enter into derivative financial instruments for speculative purposes. For interest rate swap agreements, the net interest paid is recorded as interest expense on a current basis. Gains or losses resulting from market fluctuations are not recognized. The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations.

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

(p)
Impairment of Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. Charges of $146, $675 and $137 were incurred in fiscal 2004, 2003 and 2002 to write-down the carrying value of certain long-lived assets.

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

        Restricted stock awards result in the recognition of deferred compensation, which is charged to expense over the vesting period of the awards. Deferred compensation is presented as a reduction of stockholders' equity. Total compensation expense recorded with respect to stock-based compensation, all of which related to restricted stock awards, amounted to $119, $41 and $464 in 2004, 2003 and 2002, respectively.

(r)
Deferred rent and lease incentives

        Rental payments under operating leases are charged to expense on a straight-line basis after consideration of step rent provisions and escalation clauses. Differences between rental expense and actual rental payments are recorded as deferred rent and included in deferred credits. The Company capitalizes rent expense during the period from possession date through the completion of store construction. Rent is expensed subsequent to the end of construction. Capitalized rent is amortized over the lease term (without consideration of optional renewal periods).

        The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $39,250 and $43,668 at January 29, 2005 and January 31, 2004, respectively.

(s)
Reclassification

        Certain prior year amounts have been reclassified to conform with current year's presentation.

2.    Restatement

        During the fourth quarter of fiscal 2004, the Company determined that it had misclassified proceeds from construction allowances in the consolidated statement of cash flows. As a result, the consolidated statements of cash flows for Group and Operating for the years ended January 31, 2004 and February 1, 2003 have been restated to reclassify the proceeds from construction allowances from cash flows from investing activities to cash flows from operating activities. There was no effect on the Company's consolidated balance sheet or consolidated statement of operations.

        The effects of the reclassification are as follows:

	Year Ended
	January 31, 2004	February 1, 2003
Accounts payable and other liabilities:
Group:
As reported	$(25,233)	$(20,033)

As restated	$(23,211)	$(13,531)

Operating:
As reported	$(25,289)	$(25,221)

As restated	$(23,267)	$(18,719)

Cash flows from operating activities:
Group:
As reported	$16,214	$25,284

As restated	$18,236	$31,786

Operating:
As reported	$19,060	$25,470

As restated	21,082	31,972

Proceeds from construction allowances:
Group and Operating
As reported	$2,022	$6,502

As restated	$—	$—

Cash flows from investing activities:
Group:
As reported	$(7,886)	$(20,418)

As restated	$(9,908)	$(26,920)

Operating:
As reported	$(7,886)	$(20,418)

As restated	$(9,908)	$(26,920)

3.    Insurance Proceeds

        The terrorist events of September 11, 2001 resulted in the destruction of the Company's retail store located at the World Trade Center in New York City, resulting in the loss of inventories and store fixtures, equipment and leasehold improvements. These losses and the resulting business interruption were covered by insurance policies maintained by the Company.

        The statement of operations for the years ended January 31, 2004 and February 1, 2003 include gains of $3,850 and $1,800 as a result of additional insurance recoveries. No additional insurance recoveries are payable to the Company relating to this loss.

4.    Property and Equipment

        Property and equipment, net consists of:

	January 29, 2005	January 31, 2004
Land	$1,710	$1,710
Buildings and improvements	11,712	11,705
Fixtures and equipment	68,811	90,898
Leasehold improvements	173,725	176,740
Construction in progress	3,140	3,892

	259,098	284,945
Less accumulated depreciation and amortization	138,285	146,565

	$120,813	$138,380

5.    Other Current Liabilities

        Other current liabilities consist of:

	January 29, 2005	January 31, 2004
Customer liabilities	$14,095	$9,089
Accrued catalog and marketing costs	801	2,505
Taxes, other than income taxes	3,115	3,046
Accrued interest(a)	3,664	5,330
Accrued occupancy	1,141	817
Reserve for sales returns	4,831	2,988
Accrued compensation	8,465	3,535
Other	25,036	20,479

	$61,148	$47,789

    (a)
    includes $2,830 and $4,483 related to Operating

6.    Lines of Credit

        On December 23, 2004, Operating entered into an Amended and Restated Loan and Security Agreement with Wachovia Capital Markets LLC, as arranger, Wachovia Bank, National Association, as administrative agent, Bank of America NA, as syndication agent, and Congress Financial Corporation, as collateral agent, and a syndicate of lenders (the "Amended Wachovia Credit Facility") which provides for a maximum credit availability of up to $170.0 million (which may be increased to $250.0 million subject to certain conditions).

        The Amended Wachovia Credit Facility provides for revolving loans and letter of credit accommodations. The Amended Wachovia Credit Facility expires in December 2009. The total amount of availability is subject to limitations based on specified percentages of eligible receivables, inventories and real property. As of January 29, 2005 excess availability under the Amended Wachovia Credit Facility was $27.0 million.

        Borrowings are secured by a perfected first priority security interest in all the assets of Intermediate and its subsidiaries and bear interest, at the Company's option, at the prime rate plus a margin of up to 0.25% or the Eurodollar rate plus a margin ranging from 1.25% to 2.00%. The Company is required to pay a monthly unused line fee ranging from .25% to .375%. Fees for outstanding commercial letters of credit range from .625% to 1.0% and fees for outstanding standby letters of credit are 1.25%.

        The Amended Wachovia Credit Facility includes restrictions, including the incurrence of additional indebtedness, the payment of dividends and other distributions, the making of investments, the granting of loans and the making of capital expenditures. The Amended Wachovia Credit Facility permits restricted payments (by way of dividends or other distributions) with respect to, among other things, the Company's capital stock payable solely in additional shares of its capital stock, the Company's tax sharing agreement, the Series A Preferred Stock of Group, the Series B Preferred Stock of Group and the 13 1/8% Senior Discount Debentures due 2008 of Group. The ability of Operating to declare dividends on its capital stock is also limited by Delaware law, which permits a company to pay dividends on its capital stock only out of its surplus or, in the event that it has no surplus, out of its net profits for the year in which a dividend is declared or for the immediately preceding fiscal year. Under the Amended Wachovia Credit Facility, Operating is required to maintain a fixed interest charge coverage ratio of 1.1 if excess availability is less than $20.0 million for any 30 consecutive day period. Operating has at all times been in compliance with all financial covenants.

        Maximum borrowings under our working capital credit agreements were none, $10,000 and $63,000 and average borrowings were none, $1,020 and $40,400 during fiscal years 2004, 2003 and 2002, respectively. There were no borrowings outstanding at January 29, 2005 and January 31, 2004.

        Outstanding letters of credit established primarily to facilitate international merchandise purchases at January 29, 2005 and January 31, 2004 amounted to $58,700 and $39,500.

7.    Long-Term Debt and Preferred Stock

	January 29, 2005	January 31, 2004
Operating:
9 3/4% senior subordinated notes(a)	$275,000	$—
5% notes payable(b)	22,000	21,000
10 3/8% senior subordinated notes(c)	—	150,000
Wachovia credit facility	—	5,044
Less amount due within one year	—	(1,164)

Total Operating long-term debt	297,000	174,880
Intermediate:
16% senior discount contingent principal notes (net of unamortized debt issuance discount of $38,677)(d)	—	108,389
Group:
13 1/8% senior discount debentures(e)	21,667	21,667
Mandatorily redeemable preferred stock(f)	258,266	211,704

Total Group long-term debt	576,933	516,640
Group preferred stock(f)	92,800	92,800

Total Group long-term debt and preferred stock	$669,733	$609,440

        The scheduled payments of long term debt are $43.7 million in 2008, $258.3 million in 2009 and $275.0 million in 2014.

        (a)   On November 21, 2004, Operating entered into a Senior Subordinated Loan Agreement with entities managed by Black Canyon Capital LLC and Canyon Capital Advisors LLC, which provided for a term loan of $275 million. The proceeds of the term loan were used to redeem in full Operating's outstanding 10 3/8% senior subordinated notes due 2007 ($150 million) and to redeem in part Intermediate's 16% senior discount contingent principal notes due 2008 ($125 million). On March 18, 2005, the term loan was converted into equivalent new 9 3/4% senior subordinated notes of Operating due 2014 (9 3/4% senior subordinated notes) in accordance with the terms of the loan agreement.

        The 9 3/4% senior subordinated notes are general senior subordinated obligations of the Operating and certain subsidiaries of Operating and Intermediate, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Operating's existing domestic subsidiaries, other than non-guarantor subsidiaries, are guarantors of the 9 3/4% senior subordinated notes. The 9 3/4% senior subordinated notes are secured by the assets of Operating and certain subsidiaries of Operating and by Operating's common stock owned by

Intermediate and such security interest is junior in priority to that securing first-lien obligations, including those under the Amended Wachovia Credit Facility.

        Interest on the notes accrues at the rate of 9 3/4% per annum and is payable semi-annually in arrears on each June 23 and December 23. The notes mature on December 23, 2014. The notes may be redeemed at the option of the issuer, in whole or in part, at 101% of the principal amount at any time until June 23, 2006 and thereafter, at any time on or after December 23, 2009 at prices ranging from 104.875% to 100% of the principal amount, in each case, plus accrued and unpaid interest on the notes.

        The indenture governing the 9 3/4% senior subordinated notes contains covenants that, among other things, limit the ability of Operating and certain subsidiaries of Operating to incur additional indebtedness or issue disqualified stock or preferred stock, pay dividends or make other distributions on, redeem or repurchase the capital stock of Operating, make certain investments, create certain liens, guarantee indebtedness, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of the assets of Operating and certain subsidiaries of Operating.

        Under the indenture governing the 9 3/4% senior subordinated notes, Operating may declare cash dividends payable to Group in an amount sufficient to enable Group to make the regularly scheduled payment of interest in respect of the senior discount debentures of Group so long as no default or event of default has occurred and is continuing under the indenture. The ability of Operating to declare dividends on its capital stock is also limited by Delaware law, which permits a company to pay dividends on its capital stock only out of its surplus or, in the even that it has no surplus, out of its net profits for the year in which a dividend is declared or for the immediately preceding fiscal year. In order to pay dividends in cash, Operating must have surplus or net profits equal to the full amount of the cash dividend at the time such dividend is declared. In determining Operating's ability to pay dividends, Delaware law permits the board of directors of Operating to revalue its assets and liabilities from time to time to their fair market value in order to create a surplus.

        (b)   On February 4, 2003, Group and Operating entered into a credit agreement with TPG-MD Investment, LLC, a related party, which provides for a Tranche A loan to Operating in an aggregate principal amount of $10.0 million and a Tranche B loan to Operating in an aggregate principal amount of $10.0 million. The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date, resulting in an effective interest rate of 5.6%. The outstanding amount of these loans is convertible into shares of common stock of Group at $6.82 per share. These loans are subordinated in right of payment to the prior payment of all senior debt. On November 21, 2004, this credit agreement was amended to subordinate the Tranche A loan in right of payment to Operating's 9 3/4% senior subordinated notes while the Tranche B loan is pari passu in right of payment with such notes.

        (c)   The 10 3/8% senior subordinated notes were redeemed in full in December 2004.

        (d)   On May 6, 2003, Group completed an offer to exchange 16% senior discount contingent principal notes due 2008 of Intermediate (new notes) for its outstanding 13 1/8% senior discount debentures due 2008 (existing debentures). Approximately 85% of the outstanding debentures were tendered for exchange. Group exchanged $87,006 fair value of new notes for $131,083 face amount (including accrued interest of $10,750) of existing debentures. The difference between the fair value of the new notes and the carrying value of the existing debentures of $44,077 was included as a gain in the statement of operations for the year ended January 31, 2004.

        The outstanding 16% senior discount contingent principal notes were redeemed in full through two separate redemption events in December 2004 and January 2005.

        (e)   The 13 1/8% senior discount debentures are senior unsecured obligations of Group and mature on October 15, 2008. Interest is payable in arrears on April 15 and October 15 of each year subsequent to October 15, 2002. The 13 1/8% senior discount debentures may be redeemed at the option of Group at 1.0219 of principal until October 15, 2005 and 100% thereafter.

        (f)    The restated certificate of incorporation authorizes Group to issue up to:

  (1)    1,000,000 shares of Series A cumulative preferred stock; par value $.01 per share; and

  (2)    1,000,000 shares of Series B cumulative preferred stock; par value $.01 per share.

        At January 29, 2005 and January 31, 2004, 92,800 shares of Series A preferred stock and 32,500 shares of Series B preferred stock were issued and outstanding.

        Each series of the preferred stock accumulates dividends at the rate of 14.5% per annum (payable quarterly) for periods ending on or prior to October 17, 2009. Dividends compound to the extent not paid in cash. A default in the payment of the Series A preferred stock redemption price will trigger dividends accruing and compounding quarterly at a rate of (i) 16.50% per annum with respect to periods ending on or before October 17, 2009 and (ii) 18.50% with respect to periods starting after October 17, 2009. A default in the payment of the Series B preferred stock redemption price will trigger dividends accruing and compounding quarterly at a rate of 16.50% per annum.

        On October 17, 2009, Group is required to redeem the Series B preferred stock and to pay all accumulated but unpaid dividends on the Series A preferred stock. Thereafter, the Series A preferred stock will accumulate dividends at the rate of 16.5% per annum. Subject to restrictions imposed by certain indebtedness of the Company, Group may redeem shares of the preferred stock at a redemption price equal to 100% of liquidation value plus accumulated and unpaid dividends.

        In certain circumstances (including a change of control of Group), subject to restrictions imposed by certain indebtedness of the Company, Group may be required to repurchase shares of the preferred stock at liquidation value plus accumulated and unpaid dividends. If Group liquidates, dissolves or winds up, whether voluntary or involuntary, no distribution shall be made either (i) to those holders of stock ranking junior to the preferred stock, unless prior thereto the holders of the preferred stock receive the total value for each share of preferred stock plus an amount equal to all accrued dividends thereon as of the date of such payment or (ii) to the holders of stock ranking pari passu with the preferred stock (which we refer to as the "parity stock"), except distributions made ratably on the preferred stock and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon liquidation, dissolution or winding up of Group.

        Effective at the beginning of the third quarter of 2003, the Company adopted SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This pronouncement required the reclassification to long term debt of the liquidation value of Group Series B preferred stock and the related accumulated and unpaid dividends and the accumulated and unpaid dividends related to the Series A preferred stock since these amounts are required to be redeemed in October 2009. The preferred dividends related to the liquidation value of the Series B preferred stock and to the accumulated and unpaid dividends of the Series A and Series B preferred stock for the third and fourth quarters of 2003 and fiscal 2004 are included in interest expense. The Series A preferred stock is only redeemable in certain circumstances (including a change of control at Group) and does not qualify for reclassification under SFAS No. 150. Accordingly, the dividends related to the Series A preferred stock are deducted from stockholders' deficit.

        Accumulated but unpaid dividends amounted to $225,766 at January 29, 2005.

8.    Gain (loss) on Refinancing of Debt

        During the fourth quarter of 2004, the Company redeemed in full the outstanding 10 3/8% senior subordinated notes due 2007 ($150.0 million) and redeemed the outstanding 16% senior discount contingent principal notes due 2008 ($169.1 million). Funds used for the redemption were generated from the proceeds of a $275 million term loan and internally available funds.

        This refinancing resulted in a loss of $49.8 million for Group in fiscal 2004, which consisted of: (a) redemption premiums of $15.3 million, (b) the write-off of deferred financing costs of $3.2 million and (c) the write-off of deferred debt issuance costs of $31.3 million related to the 16% senior discount contingent principal notes issued in May 2003.

        The loss on refinancing of debt for Operating in fiscal 2004 was $4.0 million consisting of redemption premiums of $2.6 million and the write off of deferred financing costs of $1.4 million.

        Refer to Note 7(d) for explanation of gain on exchange of debt in fiscal 2003.

9.    Common Stock

        The restated certificate of incorporation authorizes Group to issue up to 100,000,000 shares of common stock; par value $.01 per share. At January 29, 2005, shares issued were 13,780,175 and shares outstanding were 13,207,086. At January 31, 2004, shares issued were 13,584,175 and shares outstanding were 13,011,086.

10.    Commitments and Contingencies

(a)
Operating Leases

        As of January 29, 2005, Operating was obligated under various long-term operating leases for retail and factory outlet stores, warehouses, office space and equipment requiring minimum annual rentals.

        These operating leases expire on varying dates through 2014. At January 29, 2005 aggregate minimum rentals are, as follows:

Fiscal year	Amount
2005	$54,257
2006	50,636
2007	48,713
2008	43,115
2009	37,841
Thereafter	98,772

        Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

        Rent expense for fiscal 2004, 2003 and 2002 was $46,583, $42,997 and $41,657, respectively, including contingent rent, based on store sales, of $1,700, $814 and $1,187.

(b)
Employment Agreements

        The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

(c)
Litigation

        The Company is subject to various legal proceedings and claims that arise in the ordinary conduct of its business. Although the outcome of these claims cannot be predicted with certainty, management does not believe that it is reasonably possible that resolution of these legal proceedings will result in unaccrued losses that would be material.

11.    Employee Benefit Plan

        The Company has a thrift/savings plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company's contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the thrift/savings plan were $1,306, $1,288 and $1,834 for fiscal 2004, 2003 and 2002, respectively.

12.    License Agreement

        Operating has a licensing agreement through January 2007 with Itochu Corporation, a Japanese trading company. The agreement permits Itochu to distribute J.Crew merchandise in Japan.

        Operating earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 2004, 2003, and 2002 was $2,757, $2,456 and $2,280, respectively.

13.    Other Revenues

        Other revenues consist of the following:

	2004	2003	2002
Shipping and handling fees	$21,624	$25,205	$31,823
Royalties	2,757	2,456	2,280
Other	1,540	1,676	1,962

	$25,921	$29,337	$36,065

14.    Financial Instruments

        The fair value of the Company's long-term debt (including redeemable preferred stock) is estimated to be approximately $576,933 and $501,400 at January 29, 2005 and January 31, 2004, respectively, and is based on dealer quotes or quoted market prices of the same or similar instruments. The carrying amounts of long-term debt were $576,933 and $517,804 at January 29, 2005 and January 31, 2004, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

15.    Income Taxes

        Group files a consolidated federal tax return, which includes all its wholly owned subsidiaries. Each subsidiary files separate state tax returns in the required jurisdictions. Group and its subsidiaries have entered into a tax sharing agreement providing (among other things) that each of the subsidiaries will reimburse Group for its share of income taxes based on the proportion of such subsidiaries' tax liability on a separate return basis to the total tax liability of Group.

Group

        The income tax provision/(benefit) of Group consists of:

	2004	2003	2002
Current:
Foreign	$300	$250	$193
Federal	—	(3,744)	(12,014)
State and local	300	(1,006)	200

	600	(4,500)	(11,621)
Deferred	—	5,000	7,421

Total	$600	$500	$(4,200)

        A reconciliation between the provision/(benefit) for income taxes based on the U.S. Federal statutory rate and the Company's effective rate, is as follows:

	2004	2003	2002
Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal benefit	0.4	0.8	—
Valuation allowance	5.6	64.0	47.0
Additional NOL carryback	—	(7.4)	—
Reversal of prior tax accruals	—	(2.6)	(20.9)
Non-deductible expenses and other (primarily preferred dividends)	18.6	8.4	(.5)
Non-recognized gain on exchange of debt	11.0	(27.2)	—

Effective tax rate	0.6%	1.0%	(9.4)%

        The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

	January 29, 2005	January 31, 2004
Deferred tax assets:
Original issue discount	$3,600	$33,660
Rent	17,800	17,514
Federal NOL carryforwards	47,200	19,600
State and local NOL carryforwards	4,500	4,485
Reserve for sales returns	1,900	1,207
Other	4,700	5,057

	79,700	81,523
Valuation allowance	(63,400)	(57,838)

	16,300	23,685

Deferred tax liabilities:
Prepaid catalog and other prepaid expenses	(6,600)	(8,555)
Difference in book and tax basis for property and equipment	(9,700)	(15,130)

	(16,300)	(23,685)

Net deferred income tax asset	$—	$—

Operating

        The income tax provision/(benefit) of Operating consists of:

	2004	2003	2002
Current:
Foreign	$300	$250	$193
Federal	—	(3,744)	(13,449)
State and local	300	(1,006)	200

	600	(4,500)	(13,056)
Deferred	—	(910)	(4,694)

Total	$600	$(5,410)	$(17,750)

        A reconciliation between the provision/(benefit) for income taxes based on the U.S. Federal statutory rate and the Company's effective rate is as follows:

	2004	2003	2002
Federal income tax rate	35.0%	(35.0)%	(35.0)%
State and local income taxes, net of federal benefit	3.4	0.8	—
Valuation allowance	(32.3)	36.9	—
Additional NOL carryback	—	(7.8)	—
Reversal of prior tax accruals	—	(2.7)	(38.6)
Non-deductible expenses and other	(.9)	(3.6)	6.8

Effective tax rate	5.2%	(11.4)%	(66.8)%

        The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

	January 29, 2005	January 31, 2004
Deferred tax assets:
Federal NOL carryforwards	$6,200	$17,540
State and local NOL carryforwards	4,500	4,485
Reserve for sales returns	1,900	1,207
Rent	17,800	17,514
Other	4,700	5,459

	35,100	46,205
Valuation allowance	(18,800)	(22,520)

	16,300	23,685

Deferred tax liabilities:
Prepaid catalog and other prepaid expenses	(6,600)	(8,555)
Difference in book and tax basis for property and equipment	(9,700)	(15,130)

	(16,300)	(23,685)

Net deferred income tax asset	$—	$—

        The Company has significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods. SFAS No. 109 "Accounting for Income Taxes" states that a valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's current and past performance, the market environment in which a company operates, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of our assessment, we established a valuation allowance for the net deferred tax assets at February 1, 2003. The valuation allowance was increased at January 31, 2004 and January 29, 2005 to fully reserve net deferred tax assets at such dates. The Company did not recognize any tax benefits in fiscal 2004 and does not expect to recognize any tax benefits in future results of operations until an appropriate level of profitability is sustained.

        The Company has state and local income tax net operating loss carryforwards of varying amounts.

16.    Stock Compensation Plans

Amended and Restated 1997 Stock Option Plan

        Under the terms of the Amended and Restated 1997 Stock Option Plan (1997 Plan), an aggregate of 1,910,000 shares of Group common stock are available for grant to key employees and consultants in the form of non-qualified stock options. The options have terms of seven to ten years and become exercisable over a period of four to five years. Options granted under the 1997 Plan are subject to various conditions, including under some circumstances, the achievement of certain performance objectives.

2003 Equity Incentive Plan

        In January 2003, the Board of Directors of Group approved the adoption of the 2003 Equity Incentive Plan (2003 Plan). Under the terms of the 2003 Plan, an aggregate of 4,798,160 shares of Group common stock are available for award to key employees and consultants in the form of non-qualified stock options and restricted shares, as follows:

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

        The options have terms of ten years and become exercisable over the period provided in each grant agreement. Under the Plan, the Compensation Committee of the Board of Directors of Group has the discretion to modify the exercise price and the number of shares reserved for the issuance of stock options and restricted shares.

        A summary of stock option activity for the three years ended January 29, 2005, is as follows:

	2004		2003		2002
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning of year	2,410,606	$8.37	4,474,469	$18.22	1,808,790	$9.97
Granted	2,515,848	17.07	377,750	6.85	3,263,239	21.35
Exercised	—		—		—
Cancelled	(344,189)	8.33	(2,441,613)	26.19	(597,560)	10.29

Outstanding, end of year	4,582,265	$13.15	2,410,606	$8.37	4,474,469	$18.22

Options exercisable at end of year	1,508,850	$9.84	849,302	$10.59	842,340	$9.81

        The following table summarizes information about stock options outstanding as of January 29, 2005:

	Outstanding			Exercisable
Range	Number of options	Weighted average option price	Weighted average remaining contractual life (in months)	Number of options	Weighted average option price
$6.82–$8.53	2,131,731	$6.85	86	777,723	$6.82
$10.00–$35.00	2,450,534	18.62	88	731,127	13.06

$6.82–$35.00	4,582,265	$13.15	87	1,508,850	$9.84

        Under the 2003 Plan, 1,004,266, 224,402 and 196,000 restricted shares were issued in fiscal 2002, 2003 and 2004, respectively, and 83,689 restricted shares were forfeited in fiscal 2003. On January 29, 2005, there were 1,340,979 restricted shares outstanding, of which 509,979 shares were vested.

17.    Recent Accounting Pronouncements

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R applies to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004, the Interpretation applies beginning on January 1, 2005. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the variable interest entity initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entity. The adoption of FIN 46R did not have any effect on the financial statements taken as a whole as of January 29, 2005, and for the year then ended.

        In December 2004, the FASB issued Statement No. 123 R, Share-Based Payment. This revision to Statement No. 123 requires that compensation expense be recognized for the fair value of stock options over their vesting period and changes the method of expense recognition for performance-based stock awards. The Statement is required to be adopted by the Company for fiscal years beginning after December 15, 2005 and applies to all outstanding stock options and stock awards that have not yet vested at the date of adoption. Management is evaluating the effects of this Statement.

18.    Quarterly Financial Information (Unaudited)

	13 weeks ended 5/3/03	13 weeks ended 8/2/03(a)	13 weeks ended 11/1/03	13 weeks ended 1/31/04	52 weeks ended 1/31/04
	($in millions)
Net sales	$152.6	$159.2	$146.4	$202.4	$660.6
Gross profit	57.9	51.3	59.9	80.6	249.7
Net income/(loss)—Group	(20.2)	15.0	(24.5)	(20.5)	(50.2)
Net income/(loss)—Operating	(15.5)	(18.0)	(9.2)	.7	(42.0)
	13 weeks ended 5/1/04	13 weeks ended 7/31/04	13 weeks ended 10/30/04	13 weeks ended 1/29/2005(b)	52 weeks ended 1/29/05
Net sales	$140.6	$182.1	$200.9	$254.7	$778.3
Gross profit	60.7	74.2	89.0	101.5	325.4
Net loss—Group	(23.7)	(13.8)	(9.9)	(52.9)	(100.3)
Net income/(loss)—Operating	(7.7)	3.2	7.5	8.4	11.4

(a)
Net income of Group includes a pre-tax gain on the exchange of debt of $41.1 million.

(b)
Net loss of Group includes a pre-tax loss on the refinancing of debt of $49.8 million and net income of Operating includes a pre-tax loss of $4.0 million related to the refinancing of debt.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	beginning balance	charged to cost and expenses(a)	charged to other accounts	deductions(a)	ending balance
	(in thousands)
Inventory reserve
(deducted from inventories)
Fiscal year ended:
February 1, 2003	$8,367	$4,053	$—	$—	$12,420
January 31, 2004	12,420	—	—	7,380	5,040
January 29, 2005	5,040	—	—	557	4,483
Allowance for sales returns
(included in other current liabilities)
Fiscal year ended:
February 1, 2003	$6,475	$—	$—	$1,162	$5,313
January 31, 2004	5,313	—	—	2,309	3,004
January 29, 2005	3,004	1,827	—	—	4,831

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
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
EXHIBIT INDEX
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
J.CREW GROUP, INC. AND SUBSIDIARIES Consolidated Balance Sheets
J.CREW GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Operations
J.CREW GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Deficit (in thousands, except shares)
J.CREW GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
J.CREW OPERATING CORP. AND SUBSIDIARIES Consolidated Balance Sheets
J.CREW OPERATING CORP. AND SUBSIDIARIES Consolidated Statements of Operations
J.CREW OPERATING CORP. AND SUBSIDIARIES Statement of Changes in Stockholder's Equity/(Deficit)
J.CREW OPERATING CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows
J.CREW GROUP, INC. AND SUBSIDIARIES J.CREW OPERATING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Year Ended January 29, 2005 Dollars in thousands, unless otherwise indicated
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS