Form 10-Q
period 2005-04-30
J CREW GROUP INC; J CREW OPERATING CORP
filed 2005-06-14
CIK 1051251, 1051425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.

333-42427	J. CREW GROUP, INC. (Incorporated in New York) 770 Broadway New York, New York 10003 Telephone: (212) 209-2500	22-2894486

333-42423	J. CREW OPERATING CORP. (Incorporated in Delaware) 770 Broadway New York, New York 10003 Telephone: (212) 209-2500	22-3540930

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by a check mark whether any of the registrants is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at June 1, 2005:

J.Crew Group, Inc.	12,473,306 shares of common stock, par value $.01 per share
J.Crew Operating Corp.	100 shares of common stock, par value $.01 per share (all of which are owned by J.Crew Group, Inc.)

This Quarterly Report on Form 10-Q is a combined report being filed by two different registrants: J.Crew Group, Inc., and J.Crew Operating Corp. (a wholly-owned indirect subsidiary of J.Crew Group, Inc.).  The information contained herein relating to each individual registrant is filed by such registrant on its own behalf.  No registrant makes any representation as to information relating to any other registrant.

J.Crew Operating Corp. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of the Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

J.CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30, 2005	January 29, 2005
	(unaudited) (in thousands)
Assets
Current assets:
Cash and cash equivalents	$25,401	$23,647
Merchandise inventories	104,503	88,093
Prepaid expenses and other current assets	23,203	22,217
Refundable income taxes	9,320	9,320
Total current assets	162,427	143,277

Property and equipment - at cost	262,892	259,098
Less accumulated depreciation and amortization	(145,608)	(138,285)
	117,284	120,813

Other assets	13,613	14,104
Total assets	$293,324	$278,194

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$63,094	$68,569
Other current liabilities	66,807	61,148
Federal and state income taxes	1,525	1,392
Total current liabilities	131,426	131,109

Deferred credits	59,137	59,064

Long-term debt (includes redeemable preferred stock)	589,985	576,933

Preferred stock	92,800	92,800

Stockholders’ deficit	(580,024)	(581,712)

Total liabilities and stockholders’ deficit	$293,324	$278,194

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
	(unaudited) (in thousands)
Revenues:
Net sales	$204,579	$140,575
Other	5,956	5,092
	210,535	145,667

Cost of goods sold, including buying and occupancy costs	114,089	84,935

Gross profit	96,446	60,732

Selling, general and administrative expenses	73,460	63,557

Income (loss) from operations	22,986	(2,825)

Interest expense – net	17,489	20,962

Income (loss) before income taxes	5,497	(23,787)

Income taxes	600	—

Net income (loss)	$4,897	$(23,787)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
	(unaudited) (in thousands)
Cash flow from operating activities:
Net income (loss)	$4,897	$(23,787)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,766	9,163
Amortization of deferred financing costs	259	570
Amortization of deferred compensation	155	10
Non-cash interest expense (including redeemable preferred stock dividends of $9,362 and $7,675 in 2005 and 2004, respectively)	9,688	15,450

Changes in operating assets and liabilities:
Merchandise inventories	(16,410)	(18,693)
Prepaid expenses and other current assets	(986)	1,261
Other assets	232	225
Accounts payable and other liabilities	61	308
Federal and state income taxes	133	(345)
Net cash provided by (used in) operating activities	5,795	(15,838)

Cash flow used in investing activities:
Capital expenditures	(4,041)	(1,886)

Cash flow used in financing activities:
Repayment of long-term debt	—	(291)

Increase/(decrease) in cash and cash equivalents	1,754	(18,015)

Cash and cash equivalents - beginning of period	23,647	49,650

Cash and cash equivalents - end of period	$25,401	$31,635

Non-cash financing activities:
Dividends on preferred stock (reflected directly in stockholders’ deficit)	$3,364	$3,364

See notes to unaudited condensed consolidated financial statements.

J.CREW OPERATING CORP. AND

SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30, 2005	January 29, 2005
	(unaudited) (in thousands)
Assets
Current assets:
Cash and cash equivalents	$25,401	$23,647
Merchandise inventories	104,503	88,093
Prepaid expenses and other current assets	23,203	22,217
Refundable income taxes	9,320	9,320

Total current assets	162,427	143,277

Property and equipment - at cost	262,892	259,098
Less accumulated depreciation and amortization	(145,608)	(138,285)
	117,284	120,813

Due from J.Crew Group, Inc.	180,185	178,757

Other assets	13,490	13,971
Total assets	$473,386	$456,818

Liabilities and Stockholder’s Deficit

Current liabilities:
Accounts payable	$63,094	$68,569
Other current liabilities	66,691	60,314
Federal and state income taxes	1,525	1,392

Total current liabilities	131,310	130,275

Deferred credits	59,137	59,064

Long-term debt	297,326	297,000

Stockholder’s deficit	(14,387)	(29,521)

Total liabilities and stockholder’s deficit	$473,386	$456,818

See notes to unaudited condensed consolidated financial statements.

J.CREW OPERATING CORP. AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
	(unaudited) (in thousands)
Revenues
Net sales	$204,579	$140,575
Other	5,956	5,092
	210,535	145,667

Cost of goods sold, including buying and occupancy costs	114,089	84,935

Gross profit	96,446	60,732

Selling, general and administrative expenses	73,305	63,547

Income (loss) from operations	23,141	(2,815)

Interest expense – net	7,407	4,913

Income (loss) before income taxes	15,734	(7,728)

Income taxes	600	—

Net income (loss)	$15,134	$(7,728)

See notes to unaudited condensed consolidated financial statements.

J.CREW OPERATING CORP. AND

SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
	(unaudited) (in thousands)
Cash flow from operating activities:
Net income (loss)	$15,134	$(7,728)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	7,766	9,163
Amortization of deferred financing costs	250	432
Non-cash interest expense	326	250

Changes in operating assets and liabilities:
Merchandise inventories	(16,410)	(18,693)
Prepaid expenses and other current assets	(986)	1,261
Other assets	232	225
Accounts payable and other liabilities	778	1,032
Federal and state income taxes	133	(345)
Net cash provided by (used in) operating activities	7,223	(14,403)

Cash flow from investing activities:
Capital expenditures	(4,041)	(1,886)

Cash flow from financing activities:
Repayment of long-term debt	—	(291)
Transfers to affiliates	(1,428)	(1,435)
Net cash provided by/(used in) financing activities	(1,428)	(1,726)

Increase/(decrease) in cash and cash equivalents	1,754	(18,015)
Cash and cash equivalents - beginning of period	23,647	49,650
Cash and cash equivalents - end of period	$25,401	$31,635

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen weeks ended April 30, 2005 and May 1, 2004

1.                      Basis of Presentation

The consolidated financial statements presented herein are as follows:

a.       J.Crew Operating Corp. and its wholly-owned subsidiaries (collectively, Operating), which consist of the accounts of J.Crew Operating Corp. and its wholly-owned subsidiaries.

b.      J.Crew Group, Inc. and its wholly-owned subsidiaries (collectively, the Company or Group), which consist of the accounts of J.Crew Group, Inc. and its wholly-owned subsidiaries, including J.Crew Intermediate LLC (Intermediate) and Operating.  Intermediate was formed in March 2003 as a limited liability company.  Effective May 2003, Group transferred its investment in Operating to Intermediate.

All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheet as of April 30, 2005 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended April 30, 2005 and May 1, 2004 have been prepared by the Company and have not been audited.  In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the consolidated financial statements for the fiscal year ended January 29, 2005.

The results of operations for the thirteen-week period ended April 30, 2005 are not necessarily indicative of the operating results for the full fiscal year.

2.                      Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 R, Share-Based Payments.  This revision to Statement No. 123 requires that compensation expense be recognized for the fair value of stock options over their vesting period and changes the method of expense recognition for performance-based stock awards.  The Statement is required to be adopted by the Company for fiscal years beginning after December 15, 2005 and applies to all outstanding stock options and stock awards that have not yet vested at the date of adoption.  Management is evaluating the effects of this Statement.

3.                      Long-term debt

Long-term debt consists of the following:

	April 30, 2005	January 29, 2005
	($ in thousands)
Operating:
9 3/4% senior subordinated notes	$275,000	$275,000
5% notes payable	22,326	22,000
Total Operating	297,326	297,000

Group:
13 1/8% senior discount debentures	21,667	21,667
Redeemable preferred stock	270,992	258,266
Total	$589,985	$576,933

4.                      Other

The Company recorded an adjustment of $1.3 million in the 2005 first quarter to reverse income recognized on unredeemed gift cards in prior years.

5.                      Reclassifications

Certain prior year amounts have been reclassified to conform to current year’s presentation.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  We may also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties.  Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements.  Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company’s products, overall economic conditions, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where the Company’s goods are manufactured, postal rate increases, paper and printing costs, availability of suitable store locations at appropriate terms, the level of the Company’s indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company’s other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission.  These statements are based on current plans, estimates and projections, and therefore, you should not place undue reliance on them.  Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the results of operations are provided solely with respect to Operating and its subsidiaries since substantially all of the Company’s operations are conducted by Operating.  However, Group has additional debt securities that are outstanding.  Accordingly, information with respect to interest expense of Group is also provided herein.  The discussion of liquidity and capital resources pertains to Group and its consolidated subsidiaries, including Operating.

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended January 29, 2005 filed with the Securities and Exchange Commission.

Results of Operations – Thirteen Weeks Ended April 30, 2005 Compared to Thirteen Weeks Ended May 1, 2004

Revenues for the thirteen weeks ended April 30, 2005 increased by $64.8 million, or 44.5% to $210.5 million from $145.7 million in the thirteen weeks ended May 1, 2004.  The increase resulted primarily from increases in net sales of the Retail division (which consists of J.Crew Retail stores and J.Crew Factory stores) of $42.0 million and Direct division (which consists of the Internet and catalog operations) of $22.8 million.  We believe that the increase in revenues resulted from the continuing appeal of our enhanced merchandise product line across all channels of distribution and improved customer service.  We note that the magnitude of the increase was impacted by a scarcity of inventories in the first quarter of 2004.  Included in these sales increases were $1.3 million of unredeemed gift certificates that expired in the first quarter of 2005.  These certificates were issued in connection with a customer loyalty program initiated in the fourth quarter of 2004.

Net sales of the Retail division increased by 39.6% in the first quarter of 2005 to $145.2 million compared to $104.0 million in the first quarter of 2004 due primarily to an increase of 37.0% in comparable store sales and sales from new stores opened for less than a full fiscal year.  There were 157 retail stores and 41 factory outlet stores open at April 30, 2005 as compared to 154 and 42, respectively, at May 1, 2004.

Net sales of the Direct division increased by 62.3% in the first quarter of 2005 to $59.4 million compared to $36.6 million in the first quarter of 2004 due in part to an intensified e-mail campaign and the mailing of three new catalog editions.  The number of pages circulated during the first quarter of 2005 increased by 9% to 1.3 billion pages.  Direct revenues in the first quarter of 2004 were negatively impacted by a 19% reduction in pages circulated including the elimination of two “women’s only” editions and reduced inventory levels.

Other revenues increased by $0.8 million in the first quarter of 2005.  This increase was due primarily to an increase in shipping and handling fees attributable to the increase in net sales of the Direct division offset in part by an adjustment of $1.3 million due to the reversal of income recognized on unredeemed gift cards in prior years.

Gross margin as a percentage of revenues increased to 45.8% in the first quarter of 2005 from 41.7% in the first quarter of 2004.  This increase was attributable to an increase in merchandise margins of 110 basis points, resulting from decreased markdowns across all channels and improved inventory management, with the rest of the increase due primarily to the leverage  on buying and occupancy costs, as these expenses are relatively fixed.  Gross profit was increased in the first quarter of 2005 by a freight volume rebate of $0.7 million which was earned for the twelve month period ended April 30, 2005.

Selling, general and administrative expenses increased by $9.8 million, or 15.4%, to $73.3 million in the first quarter of 2005 from $63.5 million in the 2004 first quarter.  This increase was attributable primarily to increases in variable store and Direct operating expenses and employment expense, which was partially offset by a decrease in depreciation and amortization of $1.4 million related to fully depreciated assets, primarily computer equipment.  As a percentage of revenues, selling, general and administrative expenses decreased to 34.8% in the 2005 quarter from 43.6% in the 2004 quarter resulting from increased leverage due to the increase in revenues.

Group’s interest expense decreased by $3.5 million to $17.5 million in the first quarter of fiscal 2005 from $21.0 million in the first quarter of fiscal 2004.  This was due primarily to a decrease in the rate of interest payable on long-term debt as a result of the refinancings in the fourth quarter of 2004, in which $150.0 million of 10 3/8% senior subordinated notes of Operating and $170.0 million of 16%  senior discount contingent principal notes of Intermediate were redeemed with proceeds of $275.0 million in new term loans with an interest rate of 9 3/4% and internally available funds.

Operating’s interest expense increased by $2.5 million to $7.4 million from $4.9 million.  This resulted primarily from the increased debt outstanding at Operating due to the issuance of the $275.0 million in new term loans with an interest rate of 9 3/4% in December 2004, the proceeds of which were used to redeem $125.0 million of 16% notes of Intermediate, in addition to the $150.0 million of 10 3/8% notes on Operating.

The provision for income taxes for the first quarter of 2005 is based on the estimated effective tax rate for the year, which differs from statutory rates due primarily to the utilization of operating loss carryovers, which for alternative minimum tax purposes, are limited to 90% of taxable income in any fiscal year.  Net deferred tax assets at January 29, 2005 and April 30, 2005 were fully reserved.

The increase in net income of $28.7 million to income of $4.9 million in the 2005 first quarter from a net loss of $23.8 million in the 2004 quarter resulted primarily from the increase in gross profit derived from the increase in revenues.

Liquidity and Capital Resources

Our sources of liquidity are primarily cash flows from operations and borrowings under our working capital credit facility.  Our primary cash needs are for capital expenditures incurred primarily for opening new stores and system enhancements, debt service requirements and working capital.

Cash provided by operations increased by $21.6 million to $5.8 million in the first quarter of 2005 compared to a use of $15.8 million in the first quarter of 2004.  This increase was due primarily to an increase of $28.7 million in net income, which was partially offset by an increase in cash interest of $2.6 million, a decrease in depreciation and amortization of $1.4 million and an increase in working capital requirements.

Capital expenditures were $4.0 million for the first quarter of 2005 compared to $1.9 million for the first quarter of 2004.  Capital expenditures are planned at $25.0 million for the 2005 fiscal year primarily for ten new stores and information technology initiatives.

The Amended Wachovia Credit Facility provides for revolving loans and letters of credit of up to $170.0 million and expires in December 2009.  The total amount of availability is limited to the sum of:  (a) invested cash, (b) 90% of eligible receivables, (c) 95% of the net recovery percentage of inventories (as determined by inventory appraisal) for the period August 1 through December 15, or 92.5% of the net recovery percentage of inventories for the period December 16 through July 31, and (d) real estate availability of 65% of appraised fair market value.

The Amended Wachovia Credit Facility includes restrictions, including the incurrence of additional indebtedness, the payment of dividends and other distributions, the making of investments, the granting of loans and limitations on the amount of capital expenditures.  We are required to maintain a fixed interest charge coverage ratio of 1.1x if excess availability is less than $20.0 million for any 30 consecutive day period.  We have at all times been in compliance with all financial covenants under the Amended Wachovia Credit Facility.

There were no short-term borrowings at April 30, 2005 or May 1, 2004 and there was $58.0 million of excess availability under the Amended Wachovia Credit Facility at April 30, 2005.

Management believes that invested cash, cash flow from operations, and availability under the Amended Wachovia Credit Facility will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service obligations.  Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise.  Standby letters of credit are required to secure certain obligations, including insurance programs and duties related to import purchases.

	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
		($ in millions)

Letters of Credit
Standby	$—	$—	$—	$5.7	$5.7
Documentary	43.5	—	—	—	43.5
	$43.5	$—	$—	$5.7	$49.2

Contractual Obligations

The following summarizes our contractual obligations as of April 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
		($ in millions)

Long-term debt obligations	$—	$—	$44.0	$275.0	$319.0
Redeemable preferred stock	—	—	271.0	—	271.0
Operating lease obligations(1)	54.3	99.3	81.0	98.8	333.4
Purchase obligations:
Inventory commitments	233.5	—	—	—	233.5
Other	5.4	6.9	—	—	12.3
Employment agreements	1.9	2.6	—	—	4.5
	240.8	9.5	—	—	250.3
Total	$295.1	$108.8	$396.0	$373.8	$1,173.7

(1)               Operating lease obligations represent minimum annual rentals under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment.  Operating lease expense is a significant component of our operating expenses.  The lease terms range for various periods of time in various rented properties and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year.

Seasonality

We experience two distinct selling seasons, spring and fall.  The spring season is comprised of the first and second quarters and the fall season is comprised of the third and fourth quarters.  Net sales are usually substantially higher in the fall season and selling, general and administrative expenses as a percentage of revenues are usually higher in the spring season.  Approximately 33% of annual net sales in fiscal year 2004 occurred in the fourth quarter.  Our working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of holiday season inventory requirements.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended January 29, 2005 filed with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

We have a licensing agreement in Japan which provides for royalty payments based on sales of J.Crew merchandise as denominated in yen.  We have entered into forward foreign exchange contracts from time to time in order to minimize this risk.  At April 30, 2005, there were no forward foreign exchange contracts outstanding.

We enter into letters of credit primarily to facilitate the international purchase of merchandise.  The letters of credit are denominated in U.S. dollars.  Outstanding letters of credit at April 30, 2005 were $49.2 million, including $5.7 million of standby letters of credit.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s management, including the Chief Executive Officer and the Acting Chief Financial Officer, the Company has conducted an evaluation of its disclosure controls and procedures as of the end of the period covered by this Report. Based on such evaluation, the Company’s Chief Executive Officer and the Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

During the first quarter of 2005, the Company implemented additional procedures to enhance the effectiveness of its disclosure controls and procedures related solely to its lease accounting practices as noted in Item 9A of the Company's Annual Report on Form 10-K for the year ended January 29, 2005 filed with the Securities and Exchange Commission.

There were no other significant changes in the Company’s internal controls over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.                   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

4.1

Indenture, dated as of March 18, 2005, among J.Crew Operating Corp. and certain subsidiaries thereof, J.Crew Intermediate LLC and U.S. Bank National Association relating to the 9 3/4% Senior Subordinated Notes due 2014 of J.Crew Operating Corp.  Incorporated by reference to Exhibit 4.1 of the Form 8-K filed on March 23, 2005.

10.1	Letter with Neco Can providing terms of offer of employment. Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 23, 2005.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2*	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)	Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter covered by this report:

1.

Form 8-K filed March 23, 2005 relating to the Company’s entry into an Indenture relating to new 9 ¾% Senior Subordinated Notes due 2014, Director compensation matters, correction of accounting for leases and hiring of a new Chief Information Officer.

2.	Form 8-K filed April 5, 2005 relating to the Company’s determination not to restate its results of operations for prior periods as reported in the March 23, 2005 Form 8-K.

3.	Form 8-K filed on April 6, 2005 relating to the Company’s financial results for the fourth quarter and fiscal year ended January 29, 2005.

4.	Form 8-K/A filed on April 14, 2005 amending the April 5, 2005 Form 8-K.

5.	Form 8-K filed on April 18, 2005 relating to compensation payable to the Company’s named executive officers and performance targets for fiscal 2005.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company.

J. CREW GROUP, INC.
(Registrant)

Date:	June 14, 2005	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and
Chief Executive Officer

Date:	June 14, 2005	By:	/s/ Nicholas Lamberti
Nicholas Lamberti
Vice-President, Corporate Controller and
Acting Chief Financial Officer

J. CREW OPERATING CORP.
(Registrant)

Date:	June 14, 2005	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and
Chief Executive Officer

Date:	June 14, 2005	By:	/s/ Nicholas Lamberti
Nicholas Lamberti
Vice-President, Corporate Controller and
Acting Chief Financial Officer