Form 10-Q
period 2005-07-30
J CREW GROUP INC; J CREW OPERATING CORP
filed 2005-09-13
CIK 1051251, 1051425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-42427	J.CREW GROUP, INC.	22-2894486
(Incorporated in New York)
770 Broadway
New York, New York 10003
Telephone: (212) 209-2500

333-42423	J.CREW OPERATING CORP.	22-3540930
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 30, 2005

J. Crew Group, Inc.	12,760,833 shares of common stock, par value $.01 per share
J. Crew Operating Corp.	100 shares of common stock, par value $.01 per share (all of which are owned by J. Crew Group, Inc.)

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

J.CREW GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 29, 2005	July 30, 2005
	(unaudited)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$23,647	$29,692
Merchandise inventories	88,093	110,569
Prepaid expenses and other current assets	22,217	22,625
Refundable income taxes	9,320	9,320

Total current assets	143,277	172,206

Property and equipment - at cost	259,098	264,956
Less accumulated depreciation and amortization	(138,285)	(151,490)

Property and equipment, net	120,813	113,466

Other assets	14,104	13,194

Total assets	$278,194	$298,866

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$68,569	$71,327
Other current liabilities	61,148	52,760
Federal and state income taxes	1,392	1,639

Total current liabilities	131,109	125,726

Deferred credits	59,064	57,191

Long-term debt	576,933	603,475

Preferred stock	92,800	92,800

Stockholders’ deficit	(581,712)	(580,326)

Total liabilities and stockholders’ deficit	$278,194	$298,866

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	July 31, 2004	July 30, 2005
	(unaudited)
	(in thousands)
Revenues:
Net sales	$182,106	$221,338
Other	6,492	8,028

	188,598	229,366

Cost of goods sold, including buying and occupancy costs	114,378	132,346

Gross profit	74,220	97,020

Selling, general and administrative expenses	65,872	76,877

Income from operations	8,348	20,143

Interest expense – net	22,110	17,911

Income (loss) before income taxes	(13,762)	2,232

Income taxes	—	500

Net income (loss)	$(13,762)	$1,732

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Twenty-six weeks ended
	July 31, 2004	July 30, 2005
	(unaudited)
	(in thousands)
Revenues:
Net sales	$322,681	$425,917
Other	11,584	13,984

	334,265	439,901

Cost of goods sold, including buying and occupancy costs	199,313	246,435

Gross profit	134,952	193,466

Selling, general and administrative expenses	129,429	150,337

Income from operations	5,523	43,129

Interest expense – net	43,072	35,400

Income (loss) before income taxes	(37,549)	7,729

Income taxes	—	1,100

Net income (loss)	$(37,549)	$6,629

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Twenty-six weeks ended
	July 31, 2004	July 30, 2005
	(unaudited)
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(37,549)	$6,629
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,546	16,283
Amortization of restricted stock	21	252
Non-cash interest expense (including redeemable preferred stock dividends of $15,716 and $19,186 in 2004 and 2005, respectively)	32,923	20,345

Changes in operating assets and liabilities:
Merchandise inventories	(28,349)	(22,476)
Prepaid expenses and other current assets	4,775	(408)
Other assets	439	379
Accounts payable and other liabilities	2,498	(7,701)
Federal and state income taxes	(414)	529

Net cash provided by (used in) operating activities	(8,110)	13,832

Cash flow from investing activities:
Capital expenditures	(5,944)	(8,738)

Cash flow from financing activities:
Exercise of stock options	—	951
Repayment of long-term debt	(582)	—

Net cash provided by (used in) financing activities	(582)	951

Increase/(decrease) in cash and cash equivalents	(14,636)	6,045
Cash and cash equivalents - beginning of period	49,650	23,647

Cash and cash equivalents - end of period	$35,014	$29,692

Non-cash financing activities:
Dividends on preferred stock (reflected directly in stockholders’ deficit)	$6,728	$6,728

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 29, 2005	July 30, 2005
	(unaudited)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$23,647	$29,692
Merchandise inventories	88,093	110,569
Prepaid expenses and other current assets	22,217	22,625
Refundable income taxes	9,320	9,320

Total current assets	143,277	172,206

Property and equipment - at cost	259,098	264,956
Less accumulated depreciation and amortization	(138,285)	(151,490)

Property and equipment, net	120,813	113,466

Other assets	13,971	13,079
Due from J. Crew Group, Inc.	178,757	178,946

Total assets	$456,818	$477,697

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable	$68,569	$71,327
Other current liabilities	60,314	51,945
Federal and state income taxes	1,392	1,639

Total current liabilities	130,275	124,911

Deferred credits	59,064	57,191

Long-term debt	297,000	297,629

Stockholder’s deficit	(29,521)	(2,034)

Total liabilities and stockholder’s deficit	$456,818	$477,697

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	July 31, 2004	July 30, 2005
	(unaudited)
	(in thousands)
Revenues:
Net sales	$182,106	$221,338
Other	6,492	8,028

	188,598	229,366

Cost of goods sold, including buying and occupancy costs	114,378	132,346

Gross profit	74,220	97,020

Selling, general and administrative expenses	65,861	76,780

Income from operations	8,359	20,240

Interest expense – net	5,179	7,387

Income before income taxes	3,180	12,853

Income taxes	—	500

Net income	$3,180	$12,353

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Twenty-six weeks ended
	July 31, 2004	July 30, 2005
	(unaudited)
	(in thousands)
Revenues:
Net sales	$322,681	$425,917
Other	11,584	13,984

	334,265	439,901
Cost of goods sold, including buying and occupancy costs	199,313	246,435

Gross profit	134,952	193,466

Selling, general and administrative expenses	129,408	150,085

Income from operations	5,544	43,381

Interest expense – net	10,092	14,794

Income (loss) before income taxes	(4,548)	28,587

Income taxes	—	1,100

Net income (loss)	$(4,548)	$27,487

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Twenty-six weeks ended
	July 31, 2004	July 30, 2005
	(unaudited)
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(4,548)	$27,487
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,546	16,283
Non-cash interest expense	1,361	1,143

Changes in operating assets and liabilities:
Merchandise inventories	(28,349)	(22,476)
Prepaid expenses and other current assets	4,775	(408)
Other assets	439	379
Accounts payable and other liabilities	2,504	(7,683)
Federal and state income taxes	(414)	247

Net cash provided by (used in) operating activities	(6,686)	14,972

Cash flow from investing activities:
Capital expenditures	(5,944)	(8,738)

Cash flow from financing activities:
Repayment of long-term debt	(582)	—
Transfers to affiliates	(1,424)	(189)

Net cash used in financing activities	(2,006)	(189)

Increase/(decrease) in cash and cash equivalents	(14,636)	6,045
Cash and cash equivalents - beginning of period	49,650	23,647

Cash and cash equivalents - end of period	$35,014	$29,692

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and twenty-six weeks ended July 31, 2004 and July 30, 2005

1. Basis of Presentation

The consolidated financial statements presented herein are as follows:

a.	J.Crew Operating Corp. and its wholly-owned subsidiaries (collectively, Operating).

b.	J.Crew Group, Inc. and its wholly-owned subsidiaries (collectively, the Company or Group), which consist of the accounts of J.Crew Group, Inc. and its wholly-owned subsidiaries, including J.Crew Intermediate LLC (Intermediate) and Operating. Intermediate was formed in March 2003 as a limited liability company. Effective May 2003, Group transferred its investment in Operating to Intermediate.

All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheets as of July 30, 2005, the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended July 31, 2004 and July 30, 2005 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 2004 and July 30, 2005 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows have been made.

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

The results of operations for the twenty-six-week period ended July 30, 2005 are not necessarily indicative of the operating results for the full fiscal year.

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards board (“FASB”) issued Statement No. 123(R), Share-Based Payments. This revision to Statement No. 123 requires that compensation expense be recognized for the fair value of stock options over their vesting period and changes the method of expense recognition for performance-based stock awards. The Company is required to adopt the Statement for fiscal years beginning after December 15, 2005 and to apply it to all outstanding stock options and stock awards that have not yet vested at the date of adoption. Management is evaluating the effects of this Statement.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, effective for fiscal years beginning after December 15, 2005. Statement No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle as well as the changes required by an accounting pronouncement that does not include specific transition provisions. The Company does not expect the implementation of Statement No. 154 to have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

3. Long-term debt

Long-term debt consists of the following:

	January 29, 2005	July 30, 2005
	(in thousands)
Operating:
9¾% senior subordinated notes	$275,000	$275,000
5% notes payable	22,000	22,629

Total Operating	297,000	297,629

Group:
13 1/8% senior discount debentures	21,667	21,667
Redeemable preferred stock	258,266	284,179

Total	$576,933	$603,475

4. Other

The Company recorded an adjustment of $1.3 million in the first quarter of fiscal 2005 to reverse income recognized on unredeemed gift cards in prior years.

5. Reclassification

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the results of operations are provided solely with respect to J.Crew Operating Corp. and its subsidiaries since substantially all of our operations are conducted by J.Crew Operating Corp. However, J.Crew Group, Inc. has additional debt securities and preferred stock outstanding, and its operations include equity related compensation. Accordingly, information with respect to interest expense of J.Crew Group, Inc. is also provided herein. The discussion of liquidity and capital resources pertains to J.Crew Group, Inc. and its consolidated subsidiaries, including J.Crew Operating Corp.

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission.

Results of Operations – Second Quarter of Fiscal 2005 Compared to Second Quarter of Fiscal 2004

Revenues for the second quarter of fiscal 2005 (the thirteen weeks ended July 30, 2005) increased by $40.8 million, or 21.6%, to $229.4 million from $188.6 million in the second quarter of fiscal 2004. We believe the increase in revenues in the second quarter of fiscal 2005 resulted from our customer’s response to our continuing focus on the quality, styling and craftsmanship of our enhanced product line combined with our customer service initiatives.

Stores sales (which consists of sales at retail stores and factory stores) increased by $24.0 million, or 17.3%, to $162.7 million in the second quarter of fiscal 2005 from $138.7 million in the second quarter of fiscal 2004. This increase was due primarily to an increase of 14.9% in comparable store sales (sales at stores open at least twelve months). There were 156 retail stores and 43 factory stores open at July 30, 2005 compared to 155 retail stores and 42 factory stores at July 31, 2004.

Direct sales (which consists of Internet and catalog sales) increased by $15.3 million, or 35.3%, to $58.7 million in the second quarter of fiscal 2005 from $43.4 million in the second quarter of fiscal 2004. Direct sales in the second quarter of fiscal 2005 were impacted by a 14% increase in the number of catalog pages circulated.

Other revenues, which consist primarily of shipping and handling fees and royalties, increased to $8.0 million in the second quarter of fiscal 2005 from $6.5 million in the second quarter of fiscal 2004 due primarily to an increase in shipping and handling fees attributable to the increase in Direct sales.

Gross profit increased by $22.8 million, or 30.7%, to $97.0 million in the second quarter of fiscal 2005 from $74.2 million in the second quarter of fiscal 2004. Gross margin increased to 42.3% in the second quarter of fiscal 2005 from 39.4% in the second quarter of fiscal 2004, an increase of 290 basis points. This increase was attributable primarily to an increase in merchandise margins (which is equal to cost of goods sold, excluding buying and occupancy costs, as a percentage of revenues) resulting from decreased markdowns across all channels. Buying and occupancy costs as a percentage of revenues contributed 80 basis points to the improvement in gross margin.

Selling, general and administrative expenses increased by $10.9 million, or 16.5%, to $76.8 million in the second quarter of fiscal 2005 from $65.9 million in the second quarter of fiscal 2004. This increase resulted primarily from increases in Direct and Stores variable operating expenses and employment expense. As a percentage of revenues, selling, general and administrative expenses decreased to 33.5% in the second quarter of fiscal 2005 from 34.9% in the second quarter of 2004 because these expenses increased at a slower rate than revenues.

Interest expense of Group decreased by $4.2 million to $17.9 million in the second quarter of fiscal 2005 from $22.1 million in the second quarter of fiscal 2004 due primarily to the debt refinancings in the fourth quarter of fiscal 2004 which reduced the amount of outstanding debt and the related interest rates. This decrease was partially offset by an increase in the redeemable preferred stock dividends of $1.8 million.

Interest expense of Operating increased by $2.2 million to $7.4 million in the second quarter of fiscal 2005 from $5.2 million in the second quarter of fiscal 2004. This increase resulted primarily from the increased debt outstanding at Operating due to the issuance of $275.0 million in new term notes with an interest rate of 9¾% in December 2004, the proceeds of which were used to redeem $125.0 million of 16% notes of Intermediate, in addition to the $150.0 million of 103/8% notes of Operating.

The provision for income taxes for the second quarter of 2005 is based on the estimated effective tax rate for the year, which differs from statutory rates due primarily to the utilization of operating loss carryovers, which for alternative minimum tax purposes are limited to 90% of taxable income in any fiscal year. Net deferred tax assets at January 29, 2005 and July 30, 2005 were fully reserved.

Results of Operations – First Half of Fiscal 2005 Compared to First Half of Fiscal 2004

Revenues for the first half of fiscal 2005 (the twenty-six weeks ended July 30, 2005) increased by $105.6 million, or 31.6%, to $439.9 million from $334.3 million in the first half of fiscal 2004. We believe the increase in revenues resulted from our customer’s response to our continuing focus on the quality, styling and craftsmanship of our enhanced product line combined with our customer service initiatives. We note that the magnitude of the increase was impacted by reduced inventory levels in the first quarter of fiscal 2004.

Stores sales increased by $65.2 million, or 26.9%, to $307.9 million in the first half of fiscal 2005 from $242.7 million in the first half of fiscal 2004. This increase was due primarily to an increase of 24.3% in comparable store sales.

Direct sales increased by $38.0 million, or 47.5%, to $118.0 million in the first half of fiscal 2005 from $80.0 million in the first half of fiscal 2004. Direct sales were impacted by an 18% increase in the number of catalog pages circulated. Furthermore, Direct sales in the first quarter of 2004 were adversely impacted by reduced inventory levels.

Other revenues increased to $14.0 million in the first half of fiscal 2005 from $11.6 million in the first half of fiscal 2004. This increase resulted primarily from an increase in shipping and handling fees attributable to the increase in Direct sales. We recorded an adjustment of $1.3 million in the first quarter of 2005 to reverse income recognized on unredeemed gift cards in prior years.

Gross profit increased by $58.5 million, or 43.3%, to $193.5 million in the first half of fiscal 2005 from $135.0 million in the first half of fiscal 2004. Gross margin increased to 44.0% of revenues in the first half of fiscal 2005 from 40.4% of revenues in the first half of fiscal 2004, an increase of 360 basis points. A decrease in buying and occupancy costs as a percentage of revenues contributed 200 basis points to the improvement in gross margin and the remaining increase resulted from an increase in merchandise margins from decreased markdowns across all sales channels.

Selling, general and administrative expenses increased by $20.7 million, or 16.0%, to $150.1 million in the first half of fiscal 2005 from $129.4 million in the first half of fiscal 2004. This increase was attributable primarily to increases in Direct and stores variable operating expenses, and employment expense. As a percentage of revenues, selling, general and administrative expenses decreased to 34.1% in the first half of fiscal 2005 from 38.7% in the first half of fiscal 2004 because these expenses grew at a slower rate than revenues, particularly in the first quarter.

Interest expense of Group decreased by $7.7 million to $35.4 million in the first half of fiscal 2005 from $43.1 million in the first half of fiscal 2004 due primarily to the debt refinancings in the fourth quarter of fiscal 2004, which reduced the amount of outstanding debt and the related rates of interest. This decrease was offset by an increase of $3.5 million in redeemable preferred stock dividends.

Interest expense of Operating increased by $4.7 million to $14.8 million in the first half of fiscal 2005 from $10.1 million in the first half of fiscal 2004. This increase resulted primarily from the increased debt outstanding at Operating due to the issuance of $275.0 million in new term notes with an interest rate of 9 ¾% in December 2004, the proceeds of which were used to redeem $125.0 million of 16% notes of Intermediate, in addition to the $150.0 million of 10 3/8% notes of Operating.

The provision for income taxes for the first half of fiscal 2005 is based on the estimated effective tax rate for the year, which differs from statutory rates due primarily to the utilization of operating loss carryovers, which for alternative minimum tax purposes, are limited to 90% of taxable income in any fiscal year. Net deferred tax assets at January 29, 2005 and July 30, 2005 were fully reserved.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under the Amended Wachovia Credit Facility (as defined below). Our primary cash needs are capital expenditures in connection with opening new stores, making information technology system enhancements, meeting debt service requirements and funding working capital requirements.

Cash provided by operations increased by $21.7 million to $13.6 million in the first half of fiscal 2005 compared to a use of $8.1 million in the first half of fiscal 2004. This increase resulted from the increase in income from operations of $37.6 million, which was partially offset by an increase in cash interest of $4.9 million, a decrease in depreciation and amortization of $1.3 million and an increase in working capital requirements.

Capital expenditures were $8.7 million for the first half of fiscal 2005, compared to $5.9 million in the first half of fiscal 2004. Capital expenditures are planned at $25.0 million for fiscal 2005, including $12.0 million for information technology enhancements and $8.0 million for 10 new store openings.

Net cash used in financing activities in the first half of fiscal 2004 of $0.6 million consisted of repayments of a term loan under the Amended Wachovia Credit Facility. The exercise of stock options provided cash of $1.0 million in the first half of fiscal 2005.

Credit Facility

On December 23, 2004, Operating entered into a Loan and Security Agreement (the “Credit Facility”) with Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent, and a syndicate of lenders. The Credit Facility provides for revolving loans and letters of credit of up to $170.0 million (which can be increased to $250.0 million subject to certain conditions) at floating interest rates based on Wachovia’s prime rate plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.25% to 2.00%. The total amount of availability is limited to the sum of (a) invested cash, (b) 90% of eligible receivables, (c) 95% of the net recovery percentage of inventories (as determined by inventory appraisal) for the period August 1 through December 15, or 92.5% of the net recovery percentage of inventories for the period December 16 through July 31, and (d) real estate availability of 65% of appraised fair market value. The Credit Facility expires in December 2009. Borrowings under the Credit Facility are guaranteed by us, Intermediate and an indirect subsidiary of Operating and are secured by a perfected first priority security interest in substantially all of our and our subsidiaries’ assets.

The Credit Facility includes restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, make investments, make loans and make capital expenditures. We are required to maintain a fixed interest charge coverage ratio of 1.1x if excess availability is less than $20.0 million for any 30 consecutive day period. We have at all times been in compliance with all financial covenants under the Credit Facility.

At July 30, 2005, there was $54.2 million in excess availability under the Credit Facility. There were no short-term borrowings under the Credit Facility during the six-month period ended July 30, 2005 or July 31, 2004.

Outlook

We anticipate that capital expenditures in fiscal 2005 will be approximately $25.0 million, primarily for opening 10 new stores and information technology enhancements.

Management believes that invested cash, cash flow from operations, and availability under the Credit Facility will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Recent Development

On August 17, 2005, the Company filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission relating to the proposed initial public offering of its common stock.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of July 30, 2005, we had the following obligations under letters of credit in future periods.

	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	($ in millions)
Letters of Credit
Standby	$—	$—	$—	$5.7	$5.7
Documentary	55.1	—	—	—	55.1

	$55.1	$—	$—	$5.7	$60.8

Contractual Obligations

The following table summarizes our contractual obligations as of July 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	($ in millions)
Long-term debt obligations	$—	$22.6	$21.7	$275.0	$319.3
Redeemable preferred stock	—	—	284.2	—	284.2
Operating lease obligations(1)	54.3	99.3	81.0	98.8	333.4
Purchase obligations:
Inventory commitments	257.0	—	—	—	257.0
Other	5.0	5.8	—	—	10.8
Employment agreements	1.9	2.6	—	—	4.5

Total purchase obligations	263.9	8.4	—	—	272.3

Total	$318.2	$130.3	$386.9	$373.8	$1,209.2

(1)	Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year.

Seasonality

Our business is seasonal. As a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually substantially higher in our fourth fiscal quarter, particularly December, as customers make holiday purchases. Approximately 33% of our revenues in fiscal year 2004 occurred in the fourth quarter. Our working capital requirements also fluctuate throughout the year increasing substantially in September and October in anticipation of holiday season inventory requirements.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Credit Facility. The interest rates are a function of Wachovia’s prime rate or LIBOR. A one percentage point increase in the base interest rate would result in approximately $100,000 change in income before taxes for each $10.0 million of borrowings.

We have a licensing agreement in Japan that provides for royalty payments in yen based on sales of J.Crew merchandise. We have entered into forward foreign exchange contracts from time to time in order to minimize this risk. At July 30, 2005, there were no forward foreign exchange contracts outstanding.

We enter into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at July 30, 2005 were $60.8 million, including $5.7 million of standby letters of credit.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company has conducted an evaluation of its disclosure controls and procedures as of the end of the period covered by this Report. Based on such evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

There were no significant changes in the Company’s internal controls over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

b.	Reports on Form 8-K.

The following reports on Form 8-K was filed during the quarter covered by this report:

1.	Form 8-K filed on May 18, 2005 relating to the Board of Directors’ approval of the grant to certain directors of a non-qualified option to purchase an additional 10,000 shares of the Company’s common stock as part of their 2005 compensation.

2.	Form 8-K filed on June 1, 2005 relating to the resignation of Amanda Bokman as the Company’s Executive Vice-President and Chief Financial Officer.

3.	Form 8-K filed on June 10, 2005 relating to the announcement of the Company’s financial results for the quarterly period ended April 30, 2005.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company.

J. CREW GROUP, INC.
(Registrant)

Date:	September 13, 2005	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and Chief Executive Officer

Date:	September 13, 2005	By:	/s/ James S. Scully
James S. Scully Executive Vice President and Chief Financial Officer

J. CREW OPERATING CORP.
(Registrant)

Date:	September 13, 2005	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and Chief Executive Officer

Date:	September 13, 2005	By:	/s/ James S. Scully
James S. Scully Executive Vice President and Chief Financial Officer