Form 10-Q
period 2005-10-29
J CREW GROUP INC; J CREW OPERATING CORP
filed 2005-12-13
CIK 1051251, 1051425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 30, 2005

J. Crew Group, Inc.	12,830,833 shares of common stock, par value $.01 per share
J. Crew Operating Corp.	100 shares of common stock, par value $.01 per share (all of which are owned by J. Crew Group, Inc.)

This Quarterly Report on Form 10-Q is a combined report being filed by two different registrants: J.Crew Group, Inc. and J.Crew Operating Corp. (a wholly-owned direct subsidiary of J.Crew Group, Inc.). The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

J.Crew Operating Corp. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of the Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

J.CREW GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 29, 2005	October 29, 2005
	(unaudited) (in thousands)
Assets
Current assets:
Cash and cash equivalents	$23,647	$28,421
Merchandise inventories	88,093	160,669
Prepaid expenses and other current assets	22,217	26,578
Refundable income taxes	9,320	9,320

Total current assets	143,277	224,988

Property and equipment - at cost	259,098	271,637
Less accumulated depreciation and amortization	(138,285)	(159,547)

Property and equipment, net	120,813	112,090

Other assets	14,104	13,220

Total assets	$278,194	$350,298

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$68,569	$97,446
Other current liabilities	61,148	62,613
Federal and state income taxes	1,392	1,620

Total current liabilities	131,109	161,679

Deferred credits	59,064	56,751

Long-term debt	576,933	617,423

Preferred stock	92,800	92,800

Stockholders’ deficit	(581,712)	(578,355)

Total liabilities and stockholders’ deficit	$278,194	$350,298

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	October 30, 2004	October 29, 2005
	(unaudited) (in thousands)
Revenues:
Net sales	$200,852	$217,232
Other	5,475	6,130

	206,327	223,362

Cost of goods sold, including buying and occupancy costs	117,323	125,513

Gross profit	89,004	97,849

Selling, general and administrative expenses	75,898	75,843

Income from operations	13,106	22,006

Interest expense – net	23,044	18,478

Income (loss) before income taxes	(9,938)	3,528

Income taxes	—	500

Net income (loss)	$(9,938)	$3,028

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirty-nine weeks ended
	October 30, 2004	October 29, 2005
	(unaudited) (in thousands)
Revenues:
Net sales	$523,533	$643,149
Other	17,059	20,114

	540,592	663,263

Cost of goods sold, including buying and occupancy costs	316,636	371,948

Gross profit	223,956	291,315

Selling, general and administrative expenses	205,327	226,180

Income from operations	18,629	65,135

Interest expense – net	66,116	53,878

Income (loss) before income taxes	(47,487)	11,257

Income taxes	—	1,600

Net income (loss)	$(47,487)	$9,657

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Thirty-nine weeks ended
	October 30, 2004	October 29, 2005
	(unaudited) (in thousands)
Cash flow from operating activities:
Net income (loss)	$(47,487)	$9,657
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	27,099	24,526
Amortization of deferred financing costs	1,965	796
Amortization of deferred compensation	31	539
Non-cash interest expense (including redeemable preferred stock dividends of $24,231 and $29,487 in 2004 and 2005, respectively)	48,588	30,398

Changes in operating assets and liabilities:
Merchandise inventories	(71,287)	(72,576)
Prepaid expenses and other current assets	(1,602)	(4,361)
Other assets	420	88
Accounts payable and other liabilities	32,186	27,971
Federal and state income taxes	(454)	946

Net cash provided by (used in) operating activities	(10,541)	17,984

Cash flow from investing activities:
Capital expenditures	(9,707)	(15,745)

Cash flow from financing activities:
Exercise of stock options	—	2,535
Repayment of long-term debt	(873)	—

Net cash provided by (used in) financing activities	(873)	2,535

Increase/(decrease) in cash and cash equivalents	(21,121)	4,774
Cash and cash equivalents - beginning of period	49,650	23,647

Cash and cash equivalents - end of period	$28,529	$28,421

Non-cash financing activities:
Dividends on preferred stock (reflected directly in stockholders’ deficit)	$10,092	$10,092

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 29, 2005	October 29, 2005
	(unaudited) (in thousands)
Assets

Current assets:
Cash and cash equivalents	$23,647	$28,421
Merchandise inventories	88,093	160,669
Prepaid expenses and other current assets	22,217	26,578
Refundable income taxes	9,320	9,320

Total current assets	143,277	224,988

Property and equipment - at cost	259,098	271,637
Less accumulated depreciation and amortization	(138,285)	(159,547)

Property and equipment, net	120,813	112,090

Other assets	13,971	13,114
Due from J. Crew Group, Inc.	178,757	178,347

Total assets	$456,818	$528,539

Liabilities and Stockholder’s Deficit

Current liabilities:
Accounts payable	$68,569	$97,446
Other current liabilities	60,314	62,509
Federal and state income taxes	1,392	1,620

Total current liabilities	130,275	161,575

Deferred credits	59,064	56,751

Long-term debt	297,000	297,911

Stockholder’s deficit	(29,521)	12,302

Total liabilities and stockholder’s deficit	$456,818	$528,539

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	October 30, 2004	October 29, 2005
	(unaudited) (in thousands)
Revenues:
Net sales	$200,852	$217,232
Other	5,475	6,130

	206,327	223,362
Cost of goods sold, including buying and occupancy costs	117,323	125,513

Gross profit	89,004	97,849
Selling, general and administrative expenses	75,888	75,556

Income from operations	13,116	22,293
Interest expense – net	5,630	7,457

Income before income taxes	7,486	14,836
Income taxes	—	500

Net income	$7,486	$14,336

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirty-nine weeks ended
	October 30, 2004	October 29, 2005
	(unaudited) (in thousands)
Revenues:
Net sales	$523,533	$643,149
Other	17,059	20,114

	540,592	663,263
Cost of goods sold, including buying and occupancy costs	316,636	371,948

Gross profit	223,956	291,315

Selling, general and administrative expenses	205,296	225,641

Income from operations	18,660	65,674

Interest expense – net	15,722	22,251

Income before income taxes	2,938	43,423

Income taxes	—	1,600

Net income	$2,938	$41,823

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Thirty-nine weeks ended
	October 30, 2004	October 29, 2005
	(unaudited) (in thousands)
Cash flow from operating activities:
Net income	$2,938	$41,823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,099	24,526
Amortization of deferred financing costs	1,517	769
Non-cash interest expense	750	911

Changes in operating assets and liabilities:
Merchandise inventories	(71,287)	(72,576)
Prepaid expenses and other current assets	(1,602)	(4,361)
Other assets	420	88
Accounts payable and other liabilities	33,085	28,701
Federal and state income taxes	(454)	228

Net cash provided by (used in) operating activities	(7,534)	20,109

Cash flow from investing activities:
Capital expenditures	(9,707)	(15,745)

Cash flow from financing activities:
Repayment of long-term debt	(873)	—
Transfers to affiliates	(3,007)	410

Net cash provided by (used in) financing activities	(3,880)	410

Increase/(decrease) in cash and cash equivalents	(21,121)	4,774
Cash and cash equivalents - beginning of period	49,650	23,647

Cash and cash equivalents - end of period	$28,529	$28,421

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and thirty-nine weeks ended October 30, 2004 and October 29, 2005

1. Basis of Presentation

The consolidated financial statements presented herein are as follows:

a.	J.Crew Operating Corp. and its wholly-owned subsidiaries (collectively, Operating).

b.	J.Crew Group, Inc. and its wholly-owned subsidiaries (collectively, the Company or Group), which consist of the accounts of Group and its wholly-owned subsidiaries, including J.Crew Intermediate LLC (Intermediate) and Operating. Intermediate was formed in March 2003 as a limited liability company. Effective May 2003, J.Crew Group, Inc. transferred its investment in Operating to Intermediate. On October 11, 2005, Intermediate was merged into Group, and Group became the direct parent of Operating.

All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheets as of October 29, 2005, the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended October 30, 2004 and October 29, 2005 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 30, 2004 and October 29, 2005 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

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

The results of operations for the thirty-nine week period ended October 29, 2005 are not necessarily indicative of the operating results for the full fiscal year.

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

In October 2005, the FASB issued FASB Staff Position FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. FAS 13-1 concludes that there is no distinction between the right to use a leased asset during and after the construction period; therefore rental costs incurred during the construction period should be recognized as rental expense and included in income from continuing operations. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005; early adoption is permitted. The Company plans to adopt FAS 13-1 in the fourth quarter of fiscal 2005.

J. CREW GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thirteen and thirty-nine weeks ended October 30, 2004 and October 29, 2005

3. Long-term debt

Long-term debt consists of the following:

	January 29, 2005	October 29, 2005
	(in thousands)
Operating:
9 3/4% senior subordinated notes	$275,000	$275,000
5% notes payable	22,000	22,911

Total Operating	297,000	297,911

Group:
13 1/8% senior discount debentures	21,667	21,667
Redeemable preferred stock	258,266	297,845

Total	$576,933	$617,423

4. Other

The Company recorded an adjustment of $1.3 million in the first quarter of fiscal 2005 to reverse income recognized on unredeemed gift cards in prior years.

5. Related party transaction

On October 20, 2005, the Company, Millard S. Drexler, Chairman of the Board and Chief Executive Officer and Millard S. Drexler, Inc. entered into a Trademark License Agreement whereby Mr. Drexler granted the Company a thirty-year exclusive, worldwide license to use a trademark and associated intellectual property rights owned by him (the “Properties”). In consideration for the license, the Company will reimburse Mr. Drexler’s actual costs expended in acquiring and developing the Properties (not to exceed $300,000 in total) (the “Up-Front Fee”) and pay royalties of $1 per year during the term of the license. The Company also agreed that it will not assign or spin off ownership of the Properties during the term of Mr. Drexler’s employment without his consent other than as part of a sale of the entire company (except that the Company may pledge or hypothecate its interest in the Properties as part of bank or other financings). Mr. Drexler has further agreed to assign to the Company all of his residual rights in the Properties for no additional consideration if the Company (a) establishes an operating business unit using the Properties and (b) invests at least $7.5 million in developing the Properties; provided, however, that Mr. Drexler will have no obligation to assign such rights if the Company terminates his employment without cause or he resigns with good reason before the Company meets conditions (a) and (b) above. In addition, if one of the following events occurs prior to his assignment of his residual rights, Mr. Drexler will have the right to terminate the license within the first ninety days of the occurrence of such event: (a) the Company has not made the $7.5 million capital commitment prior to Mr. Drexler’s termination without cause or resignation with good reason, (b) the Company decides to discontinue its plans to use the licensed trademark and the Company has no bona fide intention to resume such use, or (c) the Company determines, during Mr. Drexler’s employment and without his consent, to pursue a supplemental product line under any mark other than the licensed trademark or J. Crew. If Mr. Drexler terminates the license, he must repay the Up-Front Fee.

6. Reclassification

Certain prior year amounts have been reclassified to conform to current year’s presentation.

7. Recent developments

a.	On August 17, 2005, the Company filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission relating to the proposed initial public offering of its common stock. The Registration Statement was amended on September 23, 2005, October 11, 2005 and October 28, 2005.

b.	On October 3, 2005, Operating announced a cash tender offer and consent solicitation for all of its outstanding 9 3/4% Senior Subordinated Notes due 2014. On October 17, 2005, Operating announced that 100% of the outstanding 9 3/4% Notes had been tendered. On November 1, 2005, Operating extended the expiration date of its tender offer to January 23, 2006.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, or any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company’s products, overall economic conditions, changes in key personnel, our ability to expand our store base and product offerings, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where the Company’s goods are manufactured, postal rate increases, paper and printing costs, availability of suitable store locations at appropriate terms, the level of the Company’s indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company’s other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

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

Results of Operations – Third Quarter of Fiscal 2005 Compared to Third Quarter of Fiscal 2004

Revenues for the third quarter of fiscal 2005 (the thirteen weeks ended October 29, 2005) increased by $17.1 million, or 8.3%, to $223.4 million from $206.3 million in the third quarter of fiscal 2004 (the thirteen weeks ended October 30, 2004). We believe the increase in revenues for the third quarter of fiscal 2005 resulted from the continuing appeal of our expanded product line in both Stores (our retail and factory store operations) and Direct (our catalog and Internet website) and continuing improvements in our customer service.

Stores sales increased by $7.1 million, or 4.6%, to $160.9 million in the third quarter of fiscal 2005 from $153.8 million in the third quarter of fiscal 2004. Comparable store sales (sales at stores open at least twelve months) increased 2.8% to $156.4 million in the third quarter of fiscal 2005 compared to $152.1 million in the comparable period last year. Comparable store sales in the third quarter of fiscal 2004 increased by a particularly strong 30.3% over the prior year. Non-comparable store sales were $4.5 million in the third quarter of fiscal 2005. There were 157 retail stores and 45 factory stores open at October 29, 2005 compared to 157 and 42, respectively, at October 30, 2004.

Direct sales increased by $9.4 million, or 20.0%, to $56.4 million in the third quarter of fiscal 2005 from $47.0 million in the third quarter of fiscal 2004. The increase in Direct sales was also affected by a 12% increase in the number of catalog pages circulated.

The dollar increase in Stores and Direct sales in the third quarter of fiscal 2005 occurred primarily in women’s apparel and in accessories, while sales of men’s apparel were approximately the same during the period. The increase in women’s apparel sales was driven by sales of jackets, dresses, loungewear and sweaters, while the increase in accessories sales was driven by increased emphasis on shoes and other accessories.

The approximate percentage of our sales by product category during the third quarter, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended
	October 30, 2004	October 29, 2005
Apparel
Women’s	67%	67%
Men’s	22%	20%
Accessories	11%	13%

	100%	100%

Other revenues, which consist primarily of shipping and handling fees and royalties, increased to $6.1 million in the third quarter of fiscal 2005 from $5.5 million in the third quarter of fiscal 2004, due primarily to a $0.7 million increase in shipping and handling fees from $4.5 million in the third quarter of fiscal 2004 to $5.2 million in the third quarter of fiscal 2005 attributable to the increase in Direct sales.

Gross profit increased by $8.8 million, or 9.9%, to $97.8 million in the third quarter of fiscal 2005 from $89.0 million in the third quarter of fiscal 2004. This increase resulted from the following factors:

(a) increase in revenues	$9.5
(b) increase in gross margin	1.4
(c) increase in buying and occupancy costs	(2.1)

$8.8

Gross margin increased to 43.8% in the third quarter of fiscal 2005 from 43.1% in the third quarter of fiscal 2004. This increase in gross margin was due to an increase in merchandise margins (which is equal to cost of goods sold, excluding buying and occupancy costs, as a percentage of revenues) resulting from decreased markdowns across all channels.

Selling, general and administrative expenses were $75.6 million in the third quarter of fiscal 2005 compared to $75.9 million in the third quarter of fiscal 2004. As a percentage of revenues, selling, general and administrative expenses decreased to 33.8% in the third quarter of fiscal 2005 from 36.8% in the third quarter of 2004 resulting from the fact that selling, general and administrative expenses were flat while revenues increased.

Group’s interest expense decreased by $4.5 million to $18.5 million in the third quarter of fiscal 2005 from $23.0 million in the third quarter of fiscal 2004. This decrease was due primarily to decreases in the rate of interest on long-term debt and the amount of long-term debt outstanding as a result of refinancings in the fourth quarter of fiscal 2004. This decrease was partially offset by an increase of $1.8 million in redeemable preferred stock dividends.

Operating’s interest expense increased by $1.9 million to $7.5 million in the third quarter of fiscal 2005 from $5.6 million in the third quarter of fiscal 2004. This increase was due primarily to Operating’s increased debt outstanding as a result of the refinancings in the fourth quarter of fiscal 2004. In the refinancings, $150.0 million principal amount of Operating’s 10 3/8% notes and $169.0 million principal amount of Intermediate’s 16% notes were redeemed in full with the proceeds of a new $275.0 million term loan, which was converted into Operating’s 9 3/4% Senior Subordinated Notes due 2014 (the “9 3/4% Notes”) in accordance with the terms of the loan agreement in March 2005, and $44.0 million in internally available funds of Operating.

The provision for income taxes for the third quarter of 2005 is based on the estimated effective tax rate for the year, which differs from statutory rates due primarily to the utilization of operating loss carryovers, which for alternative minimum tax purposes are limited to 90% of taxable income in any fiscal year. Net deferred tax assets at January 29, 2005 and October 29, 2005 were fully reserved.

Results of Operations – First Nine Months of Fiscal 2005 Compared to First Nine Months of Fiscal 2004

Revenues for the first nine months of fiscal 2005 (the thirty-nine weeks ended October 29, 2005) increased by $122.7 million, or 22.7%, to $663.3 million from $540.6 million in the first nine months of fiscal 2004 (thirty-nine weeks ended October 30, 2004). We believe the increase in revenues for the first nine months of fiscal 2005 resulted from the continuing appeal of our expanded product line in both Stores and Direct and continuing improvements in our customer service. The increase in revenues was also due to the fact that low inventories in the first quarter of fiscal 2004 caused revenues for the first nine months of fiscal 2004 to be lower than they otherwise would have been. Included in sales for the first nine months of fiscal 2005 were $1.3 million of unredeemed gift certificates that expired during the first quarter and had been deducted from net sales when they were issued in the fourth quarter of fiscal 2004 in connection with a customer loyalty program.

Stores sales increased by $72.1 million, or 18.2%, to $468.7 million in the first nine months of fiscal 2005 from $396.6 million in the first nine months of fiscal 2004. Comparable store sales increased 15.9% to $454.4 million in the first nine months of fiscal 2005 compared to $391.9 million in the comparable period last year. Non-comparable store sales were $14.3 million in the first nine months of fiscal 2005.

Direct sales increased by $47.5 million, or 37.4%, to $174.5 million in the first nine months of fiscal 2005 from $127.0 million in the first nine months of fiscal 2004. The increase in Direct sales was also affected by a 15% increase in the number of catalog pages circulated.

The dollar increase in Stores and Direct sales in the first nine months of fiscal 2005 occurred primarily in women’s apparel and in accessories. The increase in women’s apparel sales was driven by sales of jackets, loungewear, dresses and sweaters, while the increase in accessories sales was driven by an increased emphasis on shoes and other accessories.

The approximate percentage of our sales by product categories during the nine-month period, based on our internal merchandising system, is as follows:

	Nine Months Ended
	October 30, 2004	October 29, 2005
Apparel
Women’s	67%	66%
Men’s	23%	20%
Accessories	10%	14%

	100%	100%

Other revenues increased to $20.1 million in the first nine months of fiscal 2005 from $17.0 million in the first nine months of fiscal 2004, due primarily to a $4.0 million increase in shipping and handling fees from $14.4 million in the first nine months of fiscal 2004 to $18.4 million in the first nine months of fiscal 2005 attributable to the increase in Direct sales. The increase in other revenues for the period was offset in part by an adjustment of $1.3 million in the first quarter of fiscal 2005 due to the reversal of income recognized on unredeemed gift cards in prior years.

Gross profit increased by $67.3 million, or 30.0%, to $291.3 million in the first nine months of fiscal 2005 from $224.0 million in the first nine months of fiscal 2004. The increase resulted from the following factors:

(a) increase in revenues	$67.6
(b) increase in gross margin	8.8
(c) increase in buying and occupancy costs	(9.1)

$67.3

Gross margin increased to 43.9% of revenues in the first nine months of fiscal 2005 from 41.4% of revenues in the first nine months of fiscal 2004. A decrease in buying and occupancy costs as a percentage of revenues contributed 120 basis points to the increase in gross margin. The remaining increase in gross margin was due to an increase of 130 basis points in merchandise margins resulting from decreased markdowns across all sales channels.

Selling, general and administrative expenses increased by $20.3 million, or 9.9%, to $225.6 million in the first nine months of fiscal 2005 from $205.3 million in the first nine months of fiscal 2004, primarily due to an increase in variable operating expenses of Stores and Direct of $16.0 million. This increase was primarily attributable to payroll related costs as a result of the sales increases in our Stores and Direct operations in fiscal 2005. As a percentage of revenues, selling, general and administrative expenses decreased to 34.0% in the first nine months of fiscal 2005 from 38.0% in the first nine months of fiscal 2004 resulting from the fact that selling, general and administrative expenses increased at a slower rate than revenues.

Group’s interest expense decreased by $12.2 million to $53.9 million in the first nine months of fiscal 2005 from $66.1 million in the first nine months of fiscal 2004. This decrease was due primarily to decreases in the rate of interest on our long-term debt and the amount of long-term debt outstanding as a result of refinancings in the fourth quarter of fiscal 2004. This decrease was offset by an increase of $5.3 million in redeemable preferred stock dividends.

Operating’s interest expense increased by $6.6 million to $22.3 million in the first nine months of fiscal 2005 from $15.7 million in the first nine months of fiscal 2004. This increase was due primarily to Operating’s increased debt outstanding as a result of the refinancings in the fourth quarter of fiscal 2004.

The provision for income taxes for the first nine months of fiscal 2005 is based on the estimated effective tax rate for the year, which differs from statutory rates due primarily to the utilization of operating loss carryovers, which for alternative minimum tax purposes are limited to 90% of taxable income in any fiscal year. Net deferred tax assets at January 29, 2005 and October 29, 2005 were fully reserved.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under the Credit Facility (as defined below). Our primary cash needs are capital expenditures in connection with opening new stores, making information technology system enhancements, meeting debt service requirements and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. See “Outlook” below.

Cash provided by operating activities increased by $28.5 million to $18.0 million in the first nine months of fiscal 2005 compared to a use of $10.5 million in the first nine months of fiscal 2004. Cash provided by operating activities in the nine months ended October 29, 2005 consisted of net income of $9.7 million and non-cash adjustments of $56.3 million, reduced by an increase in working capital of $48.0 million. The increase in working capital consisted primarily of an increase in inventories of $72.6 million offset by an increase in accounts payable and other current liabilities of $30.3 million. The increases in inventories and accounts payable and other current liabilities are seasonal in nature and attributable to a build-up in inventories prior to the fourth quarter. The increase in accounts payable and other current liabilities was partially offset by a decrease in customer liabilities due to the expiration of a customer loyalty program in the first quarter of fiscal 2005.

Cash used in operations in the nine months ended October 30, 2004 was $10.5 million and consisted of a net loss of $47.5 million and non-cash adjustments of $77.7 million reduced by an increase in working capital of $40.7 million. The increase in working capital consisted primarily of a seasonal increase in inventories of $71.3 million offset by an increase in accounts payable and other current liabilities of $33.3 million.

Capital expenditures were $15.7 million for the first nine months of fiscal 2005, compared to $9.7 million for the first nine months of fiscal 2004. Capital expenditures in the first nine months of fiscal 2005 consisted primarily of $7.0 million for information technology initiatives and $5.3 million for the opening of 8 new stores. Capital expenditures are planned at approximately $25.0 million for fiscal 2005, including $12.0 million for information technology enhancements and $8.0 million for 10 new store openings.

Cash provided by financing activities was $2.5 million in the first nine months of fiscal 2005 resulting from the exercise of stock options, compared to a use of cash of $0.9 million in the first nine months of fiscal 2004 for the repayment of debt.

Credit Facility

On December 23, 2004, Group, Operating and certain of its subsidiaries entered into an Amended and Restated Loan and Security Agreement (the “Credit Facility”) with Wachovia Capital Markets, LLC, as arranger and bookrunner, Wachovia Bank, National Association as administrative agent, Bank of America, N.A., as syndication agent, Congress Financial Corporation, as collateral agent and a syndicate of lenders. The Credit Facility provides for revolving loans and letters of credit of up to $170.0 million (which can be increased to $250.0 million subject to certain conditions) at floating interest rates based on Wachovia’s prime rate plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.25% to 2.00%. The total amount of availability is limited to the sum of (a) invested cash, (b) 90% of eligible receivables, (c) 95% of the net recovery percentage of inventories (as determined by inventory appraisal) for the period August 1 through December 15, or 92.5% of the net recovery percentage of inventories for the period December 16 through July 31, and (d) real estate availability of 65% of appraised fair market value. The Credit Facility expires in December 2009. Borrowings under the Credit Facility are guaranteed by Group and all of Operating’s domestic direct or indirect subsidiaries and are secured by a perfected first priority security interest in substantially all of Group’s and its subsidiaries’ assets.

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

There were no short-term borrowings during the nine-month period ended October 29, 2005 and there was $64.8 million available under the Credit Facility at October 29, 2005.

Outlook

Management anticipates that capital expenditures in fiscal 2005 will be approximately $25.0 million, primarily for opening 10 new stores and information technology enhancements.

Management believes that the Company’s current cash position, cash flow from operations and availability under the Credit Facility will be adequate to finance working capital needs, planned capital expenditures and debt service obligations for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Recent Developments

On October 3, 2005, Operating entered into a commitment letter with Goldman Sachs Credit Partners L.P., Bear Stearns Corporate Lending Inc., Bear, Stearns & Co. Inc. and Wachovia Bank, National Association under which those institutions and their affiliates committed to provide a senior secured term loan (the “Term Loan”) to Operating with a principal amount of up to $295 million, subject to Operating’s ability to increase the principal amount to as much as $335 million in certain circumstances. The closing and funding of the Term Loan are subject to certain conditions, including the consummation of the proposed initial public offering of Group’s common stock (the “IPO”). Under the terms of the commitment letter, the Term Loan commitment terminates on December 31, 2005 if the closing of the Term Loan has not occurred by that date. We expect that the Term Loan commitment will terminate on December 31, 2005, and that Operating will enter into a substitute financing arrangement prior to the consummation of the IPO. We intended to use the proceeds of the Term Loan, along with proceeds received from the IPO and related transactions, to redeem Group’s outstanding preferred stock, to repurchase or redeem certain indebtedness, and to pay fees and expenses related to such transactions.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of October 29, 2005, we had the following obligations under letters of credit in future periods.

Letters of Credit	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	($ in millions)
Standby	$—	$—	$—	$5.7	$5.7
Documentary	80.9	—	—	—	80.9

	$80.9	$—	$—	$5.7	$86.6

Contractual Obligations

The following table summarizes our contractual obligations as of October 29, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	($ in millions)
Long-term debt obligations	$319.6	$—	$44.6	$—	$275.0
Interest on long-term debt obligations	253.8	29.7	59.2	53.6	111.3
Redeemable preferred stock	297.8	—	—	297.8	—
Operating lease obligations(1)	333.4	54.3	99.3	81.0	98.8
Purchase obligations:
Inventory commitments	226.0	226.0	—	—	—
Other	9.3	4.6	4.7	—	—
Employment agreements	4.2	1.5	2.7	—	—

Total purchase obligations	239.5	232.1	7.4	—	—

Total (2)	$1,444.1	$316.1	$210.5	$432.4	$485.1

(1)	Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Operating lease obligations do not include common area maintenance, insurance, taxes and other occupancy costs, which constitute approximately an additional 50% of the minimum lease obligations.
(2)	These amounts do not include dividends on Group’s Series A Preferred Stock and Series B Preferred Stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Credit Facility. The interest rates are a function of Wachovia’s prime rate or LIBOR. A one percentage point increase in the base interest rate would result in a change in income before taxes of approximately $100,000 for each $10.0 million of borrowings.

We have a licensing agreement in Japan that provides for royalty payments in yen based on sales of J.Crew merchandise. We have entered into forward foreign exchange contracts from time to time in order to minimize this risk. At October 29, 2005, there were no forward foreign exchange contracts outstanding.

We also enter into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at October 29, 2005 were $86.6 million, including $5.7 million of standby letters of credit.

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

There were no changes in the Company’s internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

We operate in the highly competitive specialty retail industry and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in loss of our market share.

We face intense competition in the specialty retail industry. We compete primarily with specialty retailers, high-end department stores, catalog retailers and Internet businesses that engage in the retail sale of women’s and men’s apparel, accessories, shoes and similar merchandise. We believe that the principal bases upon which we compete are the quality and design of merchandise and the quality of customer service. We also believe that price is an important factor in our customers’ decision-making process. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources and therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. In addition, increased catalog mailings by our competitors may adversely affect response rates to our own catalog mailings. As a result, we may lose market share, which would reduce our revenues and gross profit.

If we are unable to gauge fashion trends and react to changing consumer preferences in a timely manner, our sales will decrease.

We believe our success depends in substantial part on our ability to:

•	originate and define product and fashion trends,

•	anticipate, gauge and react to changing consumer demands in a timely manner, and

•	translate market trends into appropriate, saleable product offerings far in advance of their sale in our stores, our catalog or our Internet website.

Because we enter into agreements for the manufacture and purchase of merchandise well in advance of the season in which merchandise will be sold, we are vulnerable to changes in consumer demand, pricing shifts and suboptimal merchandise selection and timing of merchandise purchases. We attempt to reduce the risks of changing fashion trends and product acceptance in part by devoting a portion of our product line to classic styles that are not significantly modified from year to year. Nevertheless, if we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for others. Our brand image may also suffer if customers believe we are no longer able to offer the latest fashions. The occurrence of these events could hurt our financial results by decreasing sales. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

The specialty retail industry is cyclical, and a decline in consumer spending on apparel and accessories could reduce our sales and slow our growth.

The industry in which we operate is cyclical. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including general economic conditions and the level of disposable consumer income, the availability of consumer credit, interest rates, taxation and consumer confidence in future economic conditions. Because apparel and accessories generally are discretionary purchases, declines in consumer spending patterns may impact us more negatively as a specialty retailer. Therefore, we may not be able to maintain our recent rate of growth in revenues if there is a decline in consumer spending patterns, and we may decide to slow or alter our growth plans.

We rely on the experience and skills of key personnel, the loss of whom could damage our brand image and our ability to sell our merchandise.

We believe we have benefited substantially from the leadership and strategic guidance of, in particular, Millard Drexler, our chief executive officer, and Jeffrey Pfeifle, our president, who are primarily responsible for repositioning our brand and developing our philosophy. The loss, for any reason, of the services of either of these individuals and any negative market or industry perception arising from such loss could damage our brand image and delay the implementation of our strategy. Our other officers have substantial experience and expertise in the specialty retail industry and have made significant contributions to our growth and success. The unexpected loss of one or more of these individuals could delay the development and introduction of, and harm our ability to sell, our merchandise. In addition, products we develop without the guidance and direction of these key personnel may not receive the same level of acceptance.

In addition, our success depends in part on our ability to attract and retain other key personnel. Competition for these personnel is intense, and we may not be able to attract and retain a sufficient number of qualified personnel in the future.

Our plan to expand our store base may not be successful, and implementation of this plan may divert our operational, managerial and administrative resources, which could impact our competitive position.

We currently expect to expand our store base by seven stores in fiscal 2005. We plan to further expand our store base by between 15 and 25 stores in fiscal 2006. Thereafter, in the near term, we plan to expand our store base by between 25 and 35 stores annually. The success of our business depends, in part, on our ability to open new stores. Our ability to open new stores on schedule or at all or to operate them on a profitable basis will depend on various factors, including our ability to:

•	identify suitable markets for new stores and available store locations,

•	negotiate acceptable lease terms for new locations,

•	manage and expand our infrastructure to accommodate growth,

•	hire and train qualified sales associates,

•	develop new merchandise and manage inventory effectively to meet the needs of new and existing stores on a timely basis,

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise, and

•	avoid construction delays and cost overruns in connection with the build-out of new stores.

Our plans to expand our store base may not be successful and the implementation of these plans may not result in an increase in our revenues even though they increase our costs. Currently, our average net investment to open a retail store is approximately $834,000 and our average net investment to open a factory store is approximately $501,000. In addition, we believe the opening of J.Crew stores has diverted some revenues from J.Crew Direct, and future store openings may continue to have this effect. Moreover, implementing our plans to expand our store base will place increased demands on our operational, managerial and administrative resources. The increased demands of operating additional stores could cause us to operate less effectively, which could cause the performance of our existing stores and our Direct operations to suffer materially. As a result, our revenues would decline and our profitability would be adversely affected.

Our plans to expand our product offerings and sales channels may not be successful, and implementation of these plans may divert our operational, managerial and administrative resources, which could impact our competitive position.

In addition to our store base expansion strategy, we plan to grow our business by expanding our product offerings and sales channels, including launching our crewcuts® line of children’s apparel and accessories. These plans involve various risks discussed elsewhere in these risk factors, including:

•	implementation of these plans may be delayed or may not be successful,

•	if our expanded product offerings and sales channels fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our sales may decrease,

•	if we fail to expand our infrastructure, including by securing desirable store locations at reasonable costs and hiring and training qualified employees, we may be unable to manage our expansion successfully, and

•	implementation of these plans may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems.

In addition, our ability to successfully carry out our plans to expand our product offerings and our sales channels may be affected by, among other things, economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and style trends. Our expansion plans could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact our competitive position and reduce our revenue and profitability.

If we fail to maintain the value of our brand, our sales are likely to decline.

Our success depends on the value of the J.Crew brand. The J.Crew name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity, and this could result in decreases in sales.

The capacity of our order fulfillment and distribution facilities may not be adequate to support our growth plans, which could prevent the successful implementation of these plans or cause us to incur costs to expand these facilities.

The success of our stores depends on their timely receipt of merchandise, and the success of J.Crew Direct depends on our ability to fulfill customer orders on a timely basis. The efficient flow of our merchandise requires that we have adequate capacity in our order fulfillment and distribution facilities to support our current level of operations, and the anticipated increased levels that may follow from our growth plans. We believe our current facilities have the capacity to support current operations and the growth we anticipate in our business in the near future. However, we may need to increase the capacity of these facilities sooner than anticipated to support our growth, and any further expansion may require us to secure favorable real estate for these facilities and may require us to obtain additional financing. Appropriate locations or financing for the purchase or lease of such locations may not be available at all or at reasonable costs. Our failure to secure adequate order fulfillment and distribution facilities when necessary could impede our growth plans, and the expansion of these facilities would increase our costs.

We may not be able to maintain recent levels of comparable store sales.

Our recent comparable store sales have been higher than our historical average, and we may not be able to maintain these levels of comparable store sales in the future. In addition, the results of operations of individual J.Crew stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, over the past twelve fiscal quarters, our quarterly comparable store sales have ranged from a decrease of 11% in the third quarter of fiscal 2002 to an increase of 37% in the first quarter of fiscal 2005. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions. These factors may cause our comparable store sales results to be materially lower than recent periods and our expectations, which could cause declines in our quarterly earnings.

An inability or failure to protect our trademarks could diminish the value of our brand and reduce demand for our merchandise.

The J.Crew trademark and variations thereon, such as crewcuts, are valuable assets that are critical to our success. We intend to continue to vigorously protect our trademarks against infringement, but we may not be successful in doing so. The unauthorized reproduction or other misappropriation of our these trademarks would diminish the value of our brand, which could reduce demand for our products or the prices at which we can sell our products.

A reduction in the volume of mall traffic could significantly reduce our sales and leave us with unsold inventory.

Most of our stores are located in shopping malls. Sales at these stores are derived, in part, from the volume of traffic in those malls. Our stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores, and other area attractions to generate consumer traffic in the vicinity of our stores and the continuing popularity of the malls as shopping destinations. Sales volume and mall traffic may be adversely affected by regional economic downturns, the closing of anchor department stores and competition from non-mall retailers and other malls where we do not have stores. Any of these events, or a decline in the desirability of the shopping environment of a particular mall or in the popularity of mall shopping generally among our customers, would reduce our sales and leave us with excess inventory. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

The growth of our stores business is significantly dependent on our ability to operate stores in desirable locations with capital investments and lease costs that allow us to earn a reasonable return. Desirable locations may not be available to us at all or at reasonable costs. In addition, we must be able to renew our existing store leases on terms that meet our financial targets. Our failure to secure favorable real estate and lease terms generally and upon renewal could cause us to lose market share which would reduce our revenues and gross profit.

Fluctuations in our results of operations for the fourth fiscal quarter would have a disproportionate effect on our overall financial condition and result of operations.

We experience seasonal fluctuations in revenues and operating income, with a disproportionate amount of our revenues and a majority of our income being generated in the fourth fiscal quarter holiday season. Our revenues and income are generally weakest during the first and second fiscal quarters. In addition, any factors that harm our fourth fiscal quarter operating results, including adverse weather or unfavorable economic conditions, could have a disproportionate effect on our results of operations for the entire fiscal year.

In order to prepare for our peak shopping season, we must order and keep in stock significantly more merchandise than we would carry at other times of the year. Any unanticipated decrease in demand for our products during our peak shopping season could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross profit.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and of catalog mailings, the revenues contributed by new stores, merchandise mix and the timing and level of inventory markdowns. As a result, historical period-to-period comparisons of our revenues and operating results are not necessarily indicative of future period-to-period results. You should not rely on the results of a single fiscal quarter, particularly the fourth fiscal quarter holiday season, as an indication of our annual results or our future performance.

If our manufacturers are unable to produce our goods on time or to our specifications, we could suffer lost sales.

We do not own or operate any manufacturing facilities and therefore depend upon independent third party vendors for the manufacture of all of our products. Our products are manufactured to our specifications primarily by foreign manufacturers. We cannot control all of the various factors, which include inclement weather, natural disasters and acts of terrorism, that might affect a manufacturer’s ability to ship orders of our products in a timely manner or to meet our quality standards. Late delivery of products or delivery of products that do not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores for those items. These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

Third party failure to deliver merchandise from our distribution center to our stores and to customers could result in lost sales or reduce demand for our merchandise.

The success of our stores depends on their timely receipt of merchandise from our distribution facility, and the success of J.Crew Direct depends on the timely delivery of merchandise to our customers. Independent third party transportation companies deliver our merchandise to our stores and to our customers. Some of these third parties employ personnel represented by a labor union. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our brand and excess inventory. Timely receipt of merchandise by our stores and our customers may also be affected by factors such as inclement weather, natural disasters and acts of terrorism. We may respond by increasing markdowns or initiating marketing promotions, which would decrease our gross profits and net income.

Interruption in our foreign sourcing operations could disrupt production, shipment or receipt of our merchandise, which would result in lost sales and could increase our costs.

In fiscal 2004, approximately 95% of our products were sourced from foreign factories. In particular, approximately 55% of our products were sourced from China, Hong Kong and Macau. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, currency and exchange risks, disruption of imports by labor disputes and local business practices.

Our sourcing operations may also be hurt by political and financial instability, strikes, health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters that may occur in Asia or elsewhere or acts of war or terrorism in the United States or worldwide, to the extent these acts affect the production, shipment or receipt of merchandise. Our future operations and performance will be subject to these factors, which are beyond our control, and these factors could materially hurt our business, financial condition and results of operations or may require us to modify our current business practices and incur increased costs.

In addition, the raw materials used to manufacture our products are subject to availability constraints and price volatility caused by high demand for fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. Increases in the demand for, or the price of, raw materials could hurt our profitability.

Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

Trade restrictions, including increased tariffs, safeguards or quotas, on apparel and accessories could increase the cost or reduce the supply of merchandise available to us. Under the World Trade Organization (“WTO”) Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas on goods from WTO members, which in certain instances affords us greater flexibility in importing textile and apparel products from WTO countries from which we source our merchandise. However, as the removal of quotas resulted in an import surge from China, the United States in May 2005 imposed safeguard quotas on seven categories of goods and apparel imported from China, and may impose additional quotas. These and other trade restrictions could have a significant impact on our sourcing patterns in the future. The extent of this impact, if any, and the possible effect on our purchasing patterns and costs, cannot be determined at this time. We cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts could increase the cost or reduce the supply of apparel available to us or may require us to modify our current business practices, any of which could hurt our profitability.

Increases in costs of mailing, paper and printing will affect the cost of our catalog and promotional mailings, which will reduce our profitability.

Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. In fiscal 2004, approximately 13% of our selling, general and administrative expenses were attributable to such costs. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly, and our future paper costs are subject to supply and demand forces that we cannot control. Future increases in postal rates or paper or printing costs would reduce our profitability to the extent that we are unable to pass those increases directly to customers or offset those increases by raising selling prices or by implementing mailings that result in increased purchases.

If our independent manufacturers and Japan licensing partner do not use ethical business practices or comply with applicable laws and regulations, the J.Crew brand name could be harmed due to negative publicity.

While our internal and vendor operating guidelines promote ethical business practices and we, along with third parties that we retain for this purpose, monitor compliance with those guidelines, we do not control our independent manufacturers, our licensing partner or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines.

Violation of labor or other laws by our independent manufacturers or our licensing partner, or the divergence of an independent manufacturer’s or our licensing partner’s labor practices from those generally accepted as ethical in the United States could diminish the value of the J.Crew brand and reduce demand for our merchandise if, as a result of such violation, we were to attract negative publicity.

Any significant interruption in the operations of our customer call, order fulfillment and distribution facilities could disrupt our ability to process customer orders and to deliver our merchandise in a timely manner.

Our customer call center, J.Crew Direct’s order fulfillment operations and distribution operations for J.Crew factory stores are housed together in a single facility, while distribution operations for J.Crew retail stores are housed in another single facility. Although we maintain back-up systems for these facilities, they may not be able to prevent a significant interruption in the operation of these facilities due to natural disasters, accidents, failures of the inventory locator or automated packing and shipping systems we use or other events. Any such interruption could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

We are subject to customs, advertising, consumer protection, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs.

We are subject to numerous regulations, including customs, truth-in-advertising, consumer protection and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. If these regulations were to change or were violated by our management, employees, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability.

Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws and regulations, which may increase our costs and materially limit our ability to operate our business.

Any material disruption of our information systems could disrupt our business and reduce our sales.

We are increasingly dependent on information systems to operate our website, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed which could—especially if the disruption or slowdown occurred during the holiday season—result in delays in the delivery of merchandise to our stores and customers, which could reduce demand for our merchandise and cause our sales to decline. Moreover, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our customers and might lack sufficient resources to make the necessary investments in technology to compete with our competitors. Accordingly, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers.

We expect in the near future to take over certain portions of our information systems needs that we currently outsource to a third party and to make significant upgrades to our information systems. If we are unable to manage these aspects of our information systems or the planned upgrades, our receipt and delivery of merchandise could be disrupted, which could result in a decline in our sales.

A failure in our Internet operations, which are subject to factors beyond our control, could significantly disrupt our business and lead to reduced sales and reputational damage.

Our Internet operations are an increasingly substantial part of our business, representing 61% of the J.Crew Direct business in fiscal 2004. The success of our Internet operations depends on certain factors that we cannot control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce Internet sales and damage our brand’s reputation.

Our substantial amount of debt may limit the cash flow available for our operations and place us at a competitive disadvantage and may limit our ability to pursue our expansion plans.

We have a substantial amount of debt. On October 29, 2005, we had total debt of approximately $710.2 million. Our level of indebtedness has important consequences. For example, our level of indebtedness may:

•	require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to use for working capital, capital expenditures and other general corporate purposes,

•	limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement our business strategy,

•	result in higher interest expense if interest rates increase on our floating rate borrowings,

•	heighten our vulnerability to downturns in our business, the industry or in the general economy and limit our flexibility in planning for or reacting to changes in our business and the retail industry, or

•	prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our store base, product offerings and sales channels.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to make payments on our indebtedness or to fund our operations.

The terms of our indebtedness contain various covenants that may limit our business activities.

The terms of our indebtedness contain, and our future indebtedness may contain, various restrictive covenants that limit our management’s discretion in operating our business. In particular, these agreements are expected to include covenants relating to limitations on:

•	dividends on, and redemptions and repurchases of, capital stock,

•	liens and sale-leaseback transactions,

•	loans and investments,

•	debt and hedging arrangements,

•	mergers, acquisitions and asset sales,

•	transactions with affiliates, and

•	changes in business activities conducted by us and our subsidiaries.

In addition, our indebtedness may require us, under certain circumstances, to maintain certain financial ratios. It also is expected to limit our ability to make capital expenditures. Compliance with these covenants and these ratios may prevent us from pursuing opportunities that we believe would benefit our business, including opportunities that we might pursue as part of our plans to expand our store base, our product offerings and sales channels.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of fiscal 2005, Group issued restricted shares of its common stock to certain employees, non-employee directors and former executive officers, as further described below:

Grant Date	Number of Shares of Restricted Stock Granted
8/08/2005	60,000
8/14/2005	35,000
9/07/2005	35,000

The recipients of these restricted shares of common stock did not pay any consideration for their awards. These securities were offered and sold by Group in reliance upon the exemptions provided for in Section 4(2) of the Securities Act relating to sales not involving any public offering. The sales were made without the use of an underwriter and the certificates representing the securities sold contain a restrictive legend that prohibits transfers without registration or an applicable exemption.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the Company’s shareholders was held October 7, 2005. At the meeting, a proposed corporate reorganization whereby J. Crew Group, Inc., a New York corporation would be merged with and into J. Crew Group, Inc., a Delaware corporation with the latter as the surviving corporation was voted on and approved by the Company’s shareholders. 10,833,303 shares voted in favor of the proposed corporate reorganization, and no shares were voted against the proposed corporate reorganization or abstained from the vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

Exhibit No.	Document
2.1	Agreement and Plan of Merger between J. Crew Group, Inc. (a New York corporation) and J. Crew Group, Inc. (a Delaware corporation), dated as of October 11, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on October 17, 2005.

2.2	Agreement of Merger between J. Crew Group, Inc. and J. Crew Intermediate LLC, dated as of October 11, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on October 17, 2005.

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

4.1	Indenture, dated as of March 18, 2005, among J.Crew Operating Corp., as Issuer, J.Crew Intermediate LLC, Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew, Inc. and J.Crew International, Inc. as Guarantors, and U.S. Bank National Association as Trustee (the “9 3/4% Notes Indenture”). Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 23, 2005.

4.2	First Supplemental Indenture, dated as of October 17, 2005, supplementing the 9 3/4% Notes Indenture. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 18, 2005.

4.3	Second Supplemental Indenture, dated as of October 17, 2005, supplementing the 9 3/4% Notes Indenture. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 18, 2005.

10.1	Purchase Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG Partners II L.P., TPG Parallel II L.P. and TPG Investors II L.P. Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement filed on August 17, 2005.

10.2	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”). Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on December 28, 2004.

10.3	Security Agreement, dated as of November 21, 2004, by and among J.Crew Operating Group, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC as Grantors, and U.S. Bank National Association as Collateral Agent. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 28, 2004.

10.4	Intercreditor Agreement, dated as of November 21, 2004, among Congress Financial Corporation as Senior Credit Agent, U.S. Bank National Association as Collateral Agent, J.Crew Operating Corp., J.Crew, Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 28, 2004.

10.5	Amendment No. 1, dated as of October 10, 2005, to the Credit Facility. Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on October 17, 2005.

10.6	Joinder Agreement between J. Crew Group, Inc. and Wachovia Bank, National Association, as Agent under the Credit Facility, dated October 12, 2005. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 18, 2005.

10.7	Credit Agreement, dated as of February 4, 2003, by and between J.Crew Group, Inc., J.Crew Operating Corp., and certain subsidiaries thereof, and TPG-MD Investment, LLC (the “TPG-MD Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2003.

10.8	Amendment No. 1, dated as of November 21, 2004, to the TPG-MD Credit Agreement. Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 28, 2004.

10.9	Letter Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG-MD Investment, LLC. Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement filed on August 17, 2005.

10.10	Amended and Restated Employment Agreement by and among J. Crew Group, Inc., J. Crew Operating Corp. and Millard S. Drexler dated as of October 20, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2005.

10.11	Trademark License Agreement by and among J. Crew Group, Inc., Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.12	Employment Agreement, dated August 16, 2005, by and among J. Crew Group, Inc., its operating subsidiaries and James Scully. Incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement filed on August 17, 2005.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

b.	Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter covered by this report:

1.	Form 8-K filed on August 9, 2005 relating to the appointment of Bridget Ryan Berman to the Board of Directors and the resignation of Roxane Al-Fayez as Executive Vice President, Direct Operations, Distribution Centers and Information Technology.

2.	Form 8-K filed on August 18, 2005 relating to the filing by the Company of a registration statement on Form S-1 with the U.S. Securities and Exchange Commission for a proposed initial public offering of its common stock. The Form 8-K also related to the entry by the Company into (1) a Purchase Agreement with TPG Partners II L.P; TPG Parallel II L.P. and TPG Investors II L.P. (collectively, “TPG”) pursuant to which TPG has agreed to purchase shares of common stock upon certain conditions with an aggregate purchase price equal to $73.5 million; (2) a Letter Agreement with TPG-MD Investment, LLC pursuant to which TPG-MD Investment, LLC agreed to exchange 5.0% Notes payable due 2008 into shares of common stock upon certain conditions; and (3) an Employment Agreement with James Scully as Executive Vice President and Chief Financial Officer.

3.	Form 8-K filed on September 13, 2005 relating to the Company’s second quarter financial results for the period ended July 30, 2005.

4.	Form 8-K filed on October 3, 2005 relating to (1) the entry by the Company into a commitment letter with Goldman Sachs Credit Partners L.P., Bear Stearns Corporate Lending Inc., Bear Stearns & Co. Inc. and Wachovia Bank, National Association for the provision of a senior secured term loan upon certain conditions; and (2) the commencement of a cash tender offer and consent solicitation for outstanding 9 3/4% Senior Subordinated Notes due 2014.

5.	Form 8-K filed on October 14, 2005 relating to (1) the entry by the Company into Amendment No. 1 to Amended and Restated Loan and Security Agreement with Wachovia Bank, National Association and certain other lenders party thereto; and (2) the corporate restructuring of J. Crew Group, Inc. and J. Crew Intermediate LLC.

6	Form 8-K/A filed on October 17, 2005 amending the Report filed on October 14, 2005 relating to the corporate restructuring.

7.	Form 8-K filed on October 18, 2005 relating to the entry by the Company into (1) a Joinder Agreement whereby the Company affirmed its obligations as a guarantor under the Amended and Restated Loan Agreement, dated December 24, 2004, with Wachovia Bank, National Association and certain other lenders party thereto; and (2) First and Second Supplemental Indentures supplementing the Indenture dated as of March 18, 2005 governing the 9 3/4% Senior Subordinated Notes due 2014. The Form 8-K also related to the tender by holders of 100% of the outstanding principal amount of such Notes pursuant to the tender offer and consent solicitation.

8.	Form 8-K filed on October 21, 2005 relating to the entry by the Company into (1) an Amended and Restated Employment Agreement with Millard S. Drexler as Chairman and Chief Executive Officer; and (2) a Trademark License Agreement with Millard S. Drexler and Millard S. Drexler, Inc. for the use of a trademark and associated intellectual property rights.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company.

J. CREW GROUP, INC.
(Registrant)

Date: December 13, 2005	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and Chief Executive Officer

Date: December 13, 2005	By:	/s/ James S. Scully
James S. Scully Executive Vice President and Chief Financial Officer

J. CREW OPERATING CORP.
(Registrant)

Date: December 13, 2005	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and Chief Executive Officer

Date: December 13, 2005	By:	/s/ James S. Scully
James S. Scully Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
2.1	Agreement and Plan of Merger between J. Crew Group, Inc. (a New York corporation) and J. Crew Group, Inc. (a Delaware corporation), dated as of October 11, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on October 17, 2005.

2.2	Agreement of Merger between J. Crew Group, Inc. and J. Crew Intermediate LLC, dated as of October 11, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on October 17, 2005.

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

4.1	Indenture, dated as of March 18, 2005, among J.Crew Operating Corp., as Issuer, J.Crew Intermediate LLC, Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew, Inc. and J.Crew International, Inc. as Guarantors, and U.S. Bank National Association as Trustee (the “9 3/4% Notes Indenture”). Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 23, 2005.

4.2	First Supplemental Indenture, dated as of October 17, 2005, supplementing the 9 3/4% Notes Indenture. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 18, 2005.

4.3	Second Supplemental Indenture, dated as of October 17, 2005, supplementing the 9 3/4% Notes Indenture. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 18, 2005.

10.1	Purchase Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG Partners II L.P., TPG Parallel II L.P. and TPG Investors II L.P. Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement filed on August 17, 2005.

10.2	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”). Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on December 28, 2004.

10.3	Security Agreement, dated as of November 21, 2004, by and among J.Crew Operating Group, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC as Grantors, and U.S. Bank National Association as Collateral Agent. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 28, 2004.

10.4	Intercreditor Agreement, dated as of November 21, 2004, among Congress Financial Corporation as Senior Credit Agent, U.S. Bank National Association as Collateral Agent, J.Crew Operating Corp., J.Crew, Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 28, 2004.

10.5	Amendment No. 1, dated as of October 10, 2005, to the Credit Facility. Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on October 17, 2005.

10.6	Joinder Agreement between J. Crew Group, Inc. and Wachovia Bank, National Association, as Agent under the Credit Facility, dated October 12, 2005. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 18, 2005.

10.7	Credit Agreement, dated as of February 4, 2003, by and between J.Crew Group, Inc., J.Crew Operating Corp., and certain subsidiaries thereof, and TPG-MD Investment, LLC (the “TPG-MD Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2003.

10.8	Amendment No. 1, dated as of November 21, 2004, to the TPG-MD Credit Agreement. Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 28, 2004.

10.9	Letter Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG-MD Investment, LLC. Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement filed on August 17, 2005.

10.10	Amended and Restated Employment Agreement by and among J. Crew Group, Inc., J. Crew Operating Corp. and Millard S. Drexler dated as of October 20, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2005.

10.11	Trademark License Agreement by and among J. Crew Group, Inc., Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.12	Employment Agreement, dated August 16, 2005, by and among J. Crew Group, Inc., its operating subsidiaries and James Scully. Incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement filed on August 17, 2005.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.