Form 10-Q/A
period 2005-10-29
J CREW GROUP INC; J CREW OPERATING CORP
filed 2006-04-25
CIK 1051251, 1051425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

This Quarterly Report on Form 10-Q/A is a combined report being filed by two different registrants: J.Crew Group, Inc. and J.Crew Operating Corp. (a wholly-owned direct subsidiary of J.Crew Group, Inc.). The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

J.Crew Operating Corp. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of the Form 10-Q and is therefore filing this Form 10-Q/A with the reduced disclosure format.

Explanatory Note

This Form 10-Q/A (the “10-Q/A”) is being filed to correct a typographical error in Exhibit 32.1 of the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended October 29, 2005 (the “10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2005 and make related conforming changes. The 10-Q/A replaces the 10-Q in its entirety. The Company is re-filing the entire 10-Q as part of the 10-Q/A at the request of the Staff of the SEC. Except as described above, no change has been made to the 10-Q.

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

Forward-Looking Statements

Certain statements in this Report on Form 10-Q/A constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, or any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company’s products, overall economic conditions, changes in key personnel, our ability to expand our store base and product offerings, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where the Company’s goods are manufactured, postal rate increases, paper and printing costs, availability of suitable store locations at appropriate terms, the level of the Company’s indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company’s other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

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

J. CREW GROUP, INC.
(Registrant)

Date: April 24, 2006	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and Chief Executive Officer

Date: April 24, 2006	By:	/s/ James S. Scully
James S. Scully Executive Vice President and Chief Financial Officer

J. CREW OPERATING CORP.
(Registrant)

Date: April 24, 2006	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and Chief Executive Officer

Date: April 24, 2006	By:	/s/ James S. Scully
James S. Scully Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
2.1	Agreement and Plan of Merger between J. Crew Group, Inc. (a New York corporation) and J. Crew Group, Inc. (a Delaware corporation), dated as of October 11, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on October 17, 2005.

2.2	Agreement of Merger between J. Crew Group, Inc. and J. Crew Intermediate LLC, dated as of October 11, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on October 17, 2005.

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

4.1	Indenture, dated as of March 18, 2005, among J.Crew Operating Corp., as Issuer, J.Crew Intermediate LLC, Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew, Inc. and J.Crew International, Inc. as Guarantors, and U.S. Bank National Association as Trustee (the “9 3/4% Notes Indenture”). Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 23, 2005.

4.2	First Supplemental Indenture, dated as of October 17, 2005, supplementing the 9 3/4% Notes Indenture. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 18, 2005.

4.3	Second Supplemental Indenture, dated as of October 17, 2005, supplementing the 9 3/4% Notes Indenture. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 18, 2005.

10.1	Purchase Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG Partners II L.P., TPG Parallel II L.P. and TPG Investors II L.P. Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement filed on August 17, 2005.

10.2	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”). Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on December 28, 2004.

10.3	Security Agreement, dated as of November 21, 2004, by and among J.Crew Operating Group, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC as Grantors, and U.S. Bank National Association as Collateral Agent. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 28, 2004.

10.4	Intercreditor Agreement, dated as of November 21, 2004, among Congress Financial Corporation as Senior Credit Agent, U.S. Bank National Association as Collateral Agent, J.Crew Operating Corp., J.Crew, Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 28, 2004.

10.5	Amendment No. 1, dated as of October 10, 2005, to the Credit Facility. Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on October 17, 2005.

10.6	Joinder Agreement between J. Crew Group, Inc. and Wachovia Bank, National Association, as Agent under the Credit Facility, dated October 12, 2005. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 18, 2005.

10.7	Credit Agreement, dated as of February 4, 2003, by and between J.Crew Group, Inc., J.Crew Operating Corp., and certain subsidiaries thereof, and TPG-MD Investment, LLC (the “TPG-MD Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2003.

10.8	Amendment No. 1, dated as of November 21, 2004, to the TPG-MD Credit Agreement. Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 28, 2004.

10.9	Letter Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG-MD Investment, LLC. Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement filed on August 17, 2005.

10.10	Amended and Restated Employment Agreement by and among J. Crew Group, Inc., J. Crew Operating Corp. and Millard S. Drexler dated as of October 20, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2005.

10.11	Trademark License Agreement by and among J. Crew Group, Inc., Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.12	Employment Agreement, dated August 16, 2005, by and among J. Crew Group, Inc., its operating subsidiaries and James Scully. Incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement filed on August 17, 2005.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.