Form 10-K
period 2006-01-28
J CREW GROUP INC; J CREW OPERATING CORP
filed 2006-04-25
CIK 1051251, 1051425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-42427	J. CREW GROUP, INC. (Incorporated in Delaware) 770 Broadway New York, New York 10003 Telephone: (212) 209 2500	22-2894486

333-42423	J. CREW OPERATING CORP. (Incorporated in Delaware) 770 Broadway New York, New York 10003 Telephone: (212) 209 2500	22-3540930

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

The common stock of each registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

The number of shares if the registrants’ common stock outstanding at April 15, 2006 was:

J. Crew Group, Inc.	13,264,665 shares of common stock, par value $.01 per share

J. Crew Operating Corp.	100 shares of common stock, par value $.01 per share (all of which are owned by J.Crew Group, Inc.)

This Annual Report on Form 10-K is a combined report being filed by two different registrants: J.Crew Group, Inc. and J.Crew Operating Corp. (a wholly owned direct subsidiary of J.Crew Group, Inc.). The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

Documents incorporated by reference: None

J.Crew Operating Corp. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of the Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

FILING FORMAT

This Annual Report on Form 10-K is a combined report being filed by two different registrants: J.Crew Group, Inc. (“Group”) and J.Crew Operating Corp., a wholly owned direct subsidiary of Group (“Operating”). Except where the content clearly indicates otherwise, any references in this report to the “Company”, “J.Crew” or “Group” include all subsidiaries of Group, including Operating. Operating does not make any representations as to the information contained in this report in relation to Group and its subsidiaries other than Operating.

References herein to fiscal years are to the fiscal years of Group and Operating, which end on the Saturday closest to January 31 in the following calendar year for fiscal years 2001, 2002, 2003, 2004 and 2005. Accordingly, fiscal years 2001, 2002, 2003, 2004 and 2005 ended on February 2, 2002, February 1, 2003, January 31, 2004, January 29, 2005 and January 28, 2006. All fiscal years for which financial information is included are 52 weeks.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report contains “forward-looking statements,” which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in these reports, the words “estimate,” “expect,” “anticipate,” project,” “plan,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors.” There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date they are made and are expressly qualified in their entirety by the cautionary statements included in this report. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances occurring after the date they were made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS.

In this section, “we,” “us” and “our” refer to Group and our wholly owned subsidiaries, including Operating.

General

J.Crew is a nationally recognized apparel and accessories brand that we believe embraces a high standard of style, craftsmanship, quality and customer service while projecting an aspirational American lifestyle. We are a fully integrated multi-channel specialty retailer. We seek to consistently communicate our vision of J.Crew through every aspect of our business, including through the imagery in our catalogs and on our Internet website and the inviting atmosphere of our stores. In fiscal 2005, our revenues were $953.2 million, which represents an 18.5% increase over fiscal 2004. Growth in our comparable store sales for this period was 13.4%. Our net income for fiscal 2005 was $3.8 million compared to a loss of $100.3 million in fiscal 2004. The net loss in fiscal 2004 included a significant loss on the refinancing of debt in our fourth fiscal quarter, excluding which our net loss would have been $50.5 million in fiscal 2004.

We focus on creating product lines featuring the high quality design, fabrics and craftsmanship as well as consistent fits and detailing that our customers expect of J.Crew. We offer complete assortments of women’s and men’s apparel and accessories, including business attire, weekend clothes, swimwear, loungewear, outerwear, wedding and special occasion attire, shoes, bags, belts and jewelry. The J.Crew brand is widely recognized and features high quality designs, fabrics and craftsmanship. We believe that we differentiate ourselves from our competitors in three primary ways:

•	through our signature product design, which we refer to as “classic with a twist”—meaning our iconic styles refined with differentiating prints, fabrics, colors and high quality craftsmanship,

•	by using a multi-tiered pricing strategy of offering select designer-quality products at higher price points and more casual items at lower price points, and

•	by offering our customers “one stop shopping” for their wardrobe needs, including apparel and accessories for weekend, business, wedding and special occasions.

We seek to project our brand image through consistent creative messages in our catalog and through our Internet website, our store environments and our superior customer service. We believe that our brand image, which we describe as an “aspirational lifestyle,” is key to our success.

J.Crew products are distributed through our retail and factory stores, our J.Crew catalog and our Internet website located at www.jcrew.com. As of January 28, 2006, we operated 159 retail stores and 44 factory stores throughout the United States. In fiscal 2005, we distributed 20 catalog editions with a circulation of approximately 55 million copies and our website logged over 64 million visits, representing a 33% increase over fiscal 2004. Our retail stores are designed by our in-house design staff and are fixtured to create a distinctive, sophisticated and inviting atmosphere, with clear displays that highlight the quality of our products and their fabrication. Our factory stores are designed with simple, volume-driving visuals to maximize sales of our key items and drive faster inventory turns. In addition, as of January 28, 2006, J.Crew products were distributed through 43 freestanding, mall and shop-in-shop stores in Japan (of which 36 stores are currently operating) under a licensing agreement with Itochu Corporation.

We conduct our business through two primary sales channels: Stores (consisting of our retail and factory outlet stores) and Direct (consisting of our catalog and Internet website), each of which operates under the J.Crew brand name. In fiscal 2005, products sold under the J.Crew brand contributed $924.1 million in revenues, comprised of:

•	$670.4 million from Stores; and

•	$253.7 million from Direct.

In addition, in fiscal 2005, we generated other revenues of $29.1 million, consisting principally of shipping and handling fees derived from Direct.

Group was incorporated in the State of New York in 1988 and reincorporated in the State of Delaware in October 2005. Operating was incorporated in the State of Delaware in 1997. Group owns 100% of the outstanding shares of Operating. Our principal executive offices are located at 770 Broadway, New York, NY 10003, and our telephone number is (212) 209-2500.

The Proposed Initial Public Offering and Related Transactions

On August 17, 2005, Group filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”) relating to the proposed initial public offering of its common stock (the “IPO”). The Registration Statement was subsequently amended on September 23, 2005, October 11, 2005, October 28, 2005 and December 22, 2005.

In connection with the IPO, on August 16, 2005, we entered into a Purchase Agreement (the “TPG Subscription”) with TPG Partners II, L.P. (“Partners II”), TPG Parallel II L.P. (“Parallel II”) and TPG Investors II L.P. (“Investors II,” and together with Partners II and Parallel II, “the TPG II Funds”), pursuant to which the TPG II Funds agreed to purchase from us, upon the redemption of all of our outstanding 14 1/2% Cumulative Preferred Stock (the “Series A Preferred Stock”) (plus accrued and unpaid dividends) and 14 1/2% Mandatorily Redeemable Cumulative Preferred Stock (the “Series B Preferred Stock”) (plus accrued and unpaid dividends), at the IPO price, shares of common stock with an aggregate purchase price equal to $73.5 million. The TPG II Funds are affiliates of Texas Pacific Group (“TPG”), a private investment group that through Partners II and certain other of its affiliates is Group’s majority shareholder.

In addition, on August 16, 2005, we entered into a Letter Agreement (the “Letter Agreement”) with TPG-MD Investment, LLC, an entity controlled by TPG and our Chief Executive Officer and Chairman, Millard S. Drexler, pursuant to which TPG-MD Investment, LLC agreed to exchange Operating’s 5.0% Notes Payable due 2008 (the “5.0% Notes Payable”) into shares of Group’s common stock at an exchange price of $6.82 per share (subject to customary anti-dilution adjustments) immediately prior to the consummation of the IPO. The exchange of the 5.0% Notes Payable into shares of Group’s common stock will be effected pursuant to the Credit Agreement, dated as of February 4, 2003, as amended, by and among TPG-MD Investment, LLC, Group, Operating and certain subsidiaries of Operating.

On October 3, 2005, Operating announced a cash tender offer and consent solicitation in which it offered to purchase all of its outstanding 9 3/4% Senior Subordinated Notes due 2014 (the “9 3/4% Notes”), and asked the holders of the 9 3/4% Notes to consent to a supplemental indenture dated October 17, 2005, supplementing the Indenture dated as of March 18, 2005 providing for the issuance of the 9 3/4% Notes, as supplemented by the First Supplemental Indenture described below (the “Second Supplemental Indenture”). If it becomes operative, the Second Supplemental Indenture will eliminate or modify all restrictive covenants and security and collateral provisions in the indenture relating to the 9 3/4% Notes, including the provision obligating Operating to make an offer to repurchase the Notes in the event of a change in control of Operating, and will terminate the security agreement relating to the indenture. The Second Supplemental Indenture will become effective as of the date Operating accepts for payment the 9 3/4% Notes that have been validly tendered (and not validly withdrawn) pursuant to the tender offer and consent solicitation. On October 17, 2005, Operating announced that 100% of the outstanding 9 3/4% Notes had been tendered. On November 1, 2005, Operating extended the expiration date of its tender offer and consent solicitation to January 23, 2006. On January 23, 2006, Operating further extended the expiration date to March 1, 2006. On March 1, 2006, Operating further extended the expiration date to May 1, 2006.

On April 24, 2006, Operating entered into commitment letters with Goldman Sachs Credit Partners L.P., Bear Stearns Corporate Lending Inc., Bear, Stearns & Co. Inc., and Wachovia Bank, National Association (“Wachovia”) under which those institutions and their affiliates have committed to provide a senior secured term loan (the “New Term Loan”) to Operating with an aggregate principal amount of up to $285.0 million (which commitment letters include an accordion feature by which this principal amount may be increased to up to $385.0 million subject to certain conditions). The closing and funding of the New Term Loan are conditioned on (a) Operating’s and our other outstanding indebtedness and preferred stock at the time of closing and funding not exceeding a maximum amount, (b) the amendment of our Amended and Restated Loan and Security Agreement (the “Credit Facility”) with Wachovia Capital Markets, LLC, as arranger and bookrunner, Wachovia, as administrative agent, Bank of America N.A., as syndication agent, Congress Financial Corporation, as collateral agent, and a syndicate of lenders to permit, among other things, the New Term Loan and the security interest in and liens on the collateral securing the New Term Loan, (c) the release of the security interest in and liens on the collateral securing the 9 3/4% Notes, (d) the amendment of the terms of the 5.0% Notes Payable to subordinate the obligations under the 5.0% Notes Payable to Operating’s and each of the guarantors’ obligations under the New Term Loan and (e) the satisfaction of certain other customary conditions. Borrowings under the New Term Loan will be secured by a perfected first or second priority security interest in substantially all of our and our subsidiaries’ assets, subject to inter-creditor arrangements to be negotiated between the lenders under the Credit Facility and the lenders under the New Term Loan.

Operating intends to use the proceeds of the New Term Loan, along with cash on hand, to repay or redeem the 9 3/4% Notes and to pay premiums, fees, commissions and expenses related to this repayment or redemption. Operating entered into the April 24, 2006 commitment letters to replace the commitment letter dated October 3, 2005, as amended (the “October 3, 2005 Commitment Letter”), under which the same institutions and their affiliates had committed to provide a senior secured term loan to Operating. The commitment under the October 3, 2005 Commitment Letter terminated on March 30, 2006 according to its terms.

Corporate Restructuring

On October 11, 2005, we reincorporated in Delaware by incorporating J. Crew Group, Inc., a Delaware corporation (for purposes of this section, “Group (DE)”), and entering into a merger agreement whereby J. Crew Group, Inc., a New York corporation (“Group (NY)”) merged with and into Group (DE) with the latter as the surviving corporation. Also on October 11, 2005, we dissolved our former subsidiary, J.Crew Intermediate LLC (“Intermediate”), a Delaware limited liability company by merging Intermediate into Group (DE).

In connection with these mergers, on October 10, 2005, Group (NY), Operating and Intermediate and certain of their subsidiaries, Wachovia, as administrative agent and collateral agent, and certain other lenders under the Credit Facility entered into Amendment No. 1 to the Credit Facility whereby consent was granted to the restructuring described above, and on October 12, 2005, Group (DE) entered into a joinder agreement whereby it affirmed and assumed the obligations of a guarantor under the Credit Facility as a result of that restructuring. On October 17, 2005, Group (DE), Operating, certain of their subsidiaries and U.S. Bank National Association, as trustee, entered into the First Supplemental Indenture to the 9 3/4% Notes Indenture, under which Group (DE) assumed the obligation of Intermediate as a guarantor under the 9 3/4% Notes Indenture.

See “Disclosure Regarding Forward Looking Statements” and “Risk Factors”.

Products

We offer complete assortments of women’s and men’s apparel and accessories that include business attire, weekend clothes, swimwear, loungewear, outerwear, wedding and special occasion attire, shoes, bags, belts and jewelry. We focus on creating product lines featuring the high quality design, fabrics and craftsmanship as well as consistent fits and detailing that our customers expect of J.Crew, and are designed internally by our design team to embody our “classic with a twist” branding and styling strategies. We use a multi-tiered pricing strategy of offering a product assortment ranging from casual t-shirts and broken-in chinos at lower price points, to cashmere items and limited edition “collection” items, such as dresses, hand-beaded skirts and double-faced cashmere jackets, at higher price points, which we believe elevates the overall perception of our brand. Our assortments also include styled classics such as our cable knit sweaters and Legacy blazers. We also offer “twists” on our products with items such as our English silk tie belts, which use traditional necktie designs for women’s and men’s belts.

We have introduced several successful new product lines and product line expansions, including men’s haberdashery, fine Italian cashmere, women’s and men’s suits made in Italy, footwear made in Italy, English leather accessories and J.Crew Wedding. Our J.Crew factory line offers the J.Crew brand with similar styles made at lower costs and sold at lower price points. We have launched crewcuts®, an apparel and accessories line for children ages two through eight, as part of our growth strategy. Crewcuts includes a product assortment that reflects the high quality, styled-classic apparel and accessories we offer under the J.Crew brand, such as argyles, embroidered critters and cable knits for the children’s market. We currently market the crewcuts line through our Direct sales channels and in 10 existing retail stores and in 2006 plan to open two separate crewcuts retail stores. In addition, we are developing a supplemental clothing, footwear and accessories line using a trademark licensed to us by Mr. Drexler and in 2006 plan to open two to three separate stores offering this line. See “Certain Relationships and Related Transactions—License Agreement”.

Design and Merchandising

We believe one of our key strengths is our internal design team, which designs products that reinforce our brand image. Our products are designed to reflect a clean and fashionable aesthetic that incorporates high quality fabrics and construction as well as comfortable, consistent fits and detailing.

Our products are developed in four seasonal collections and are subdivided for monthly product introductions in our monthly catalog mailings and in our retail stores. The design process begins with our designers developing seasonal collections eight to twelve months in advance. Our designers regularly travel domestically and internationally to develop color and design ideas. Once the design team has developed a season’s color palette and design concepts, they order a sample assortment in order to evaluate the details of the assortment, such as how color takes to a particular fabric.

Our design team consists of seasoned, talented designers who have experience in the specialty apparel industry, and we give them a significant amount of creative freedom in the design process. This method, which we refer to as “design-driven retailing,” allows our designers to be driven primarily by their artistic vision and industry experience, enables them to incorporate high quality fabrics, yarns and prints into their designs, and allows them to collaborate with our merchandisers rather than being directed by them, all of which we believe leads to high quality products that reinforce the J.Crew brand image.

From the sample assortment, our merchandising team selects which items to market in each of our sales channels and edits the assortment as necessary to increase its commerciality. Our teams communicate regularly and work closely with each other in order to leverage market data, ensure the quality of J.Crew products and remain true to a unified brand image. Our technical design teams develop construction and fit specifications for every product, ensuring quality workmanship and consistency across product lines. Because our product offerings originate from a single concept assortment, we believe that we are able to efficiently offer an assortment of styles within each season’s line while still maintaining a unified brand image. As a final step that is intended to ensure image consistency, our senior management reviews all of our products from all of our sales channels before they are manufactured.

We believe we further maintain our brand image by exercising substantial control over the presentation and pricing of our merchandise by selling all our products ourselves in North America.

Pricing and Merchandise Management

We offer our customers a mix of select designer-quality products at higher price points and more casual items at lower price points, consistent with our multi-tiered pricing strategy and our signature styling strategy of pairing luxury items with more casual items. We have introduced limited edition “collection” items, such as hand-beaded skirts, which we believe elevates the overall perception of our brand. We also offer more moderately priced products, such as t-shirts, broken-in chinos and jeans. We believe offering a broad range of price points maintains a more accessible, less intimidating atmosphere.

We focus on controlling our inventory in order to maximize full-price sales and increase inventory turns. We control our inventory of certain products so that demand for our products exceeds their supply, which is intended to encourage customers not to delay purchases, maximize full-price sales and increase inventory turns. Our merchandise managers are guided by return on investment objectives in determining their inventory purchases.

Sales Channels

We conduct our business through two primary sales channels: Stores, which consists of our retail and factory stores, and Direct, which consists of the J.Crew catalog and our Internet website. We encourage our customers to make purchases through all of our sales channels—a concept we refer to as “seamless retailing,” and over 61% of the households in our customer database shop in multiple sales channels. We believe the seamless retailing concept supports our brand message while capitalizing on the unique attributes of each channel. Our research has shown that our cross-channel customers purchase on average twice as much merchandise, measured in dollars, than our single-channel customers. We foster multi-channel relationships with our customers to build a base of customers loyal to the J.Crew brand rather than a single sales channel.

Stores

Stores consists of our retail and factory store operations. During fiscal 2005, Stores generated revenues of $670.4 million, representing 70.3% of our total revenues.

Retail Stores

As of January 28, 2006, we operated 159 retail stores throughout the United States. Our retail stores are located in upscale regional malls, lifestyle centers, shopping centers and street locations. We believe situating our stores in desirable locations is key to the success of our business, and we determine store locations based on several factors, including geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other higher-end specialty retail stores. Our retail stores are designed by our in-house design staff and fixtured with the goal of creating a distinctive, sophisticated and inviting atmosphere, with clear displays and information about product quality and fabrication.

Each of our retail stores is led by a single store director, and each store has a management team that includes one manager primarily responsible for overseeing our customers’ shopping experience and another manager primarily responsible for overseeing operations. Our store directors have experience in the retail industry prior to joining our team, or have been promoted from within J.Crew based on performance. Each store director has discretion, within company-wide guidelines, to implement marketing and store presentation strategies that he or she feels are appropriate for the particular local atmosphere. For example, store directors decide whether to organize special marketing events held within their store or at area locations, such as fashion shows where J.Crew merchandise is shown to an assembled group of invited guests. Store directors decide, within guidelines, which local businesses to partner with for cross-marketing initiatives. To improve our responsiveness to customer feedback, our management holds regular conference calls with store managers in which customer feedback is discussed and appropriate responses are formulated in a timely manner. In addition to their base salary, store directors are eligible to receive monthly bonuses that are determined against sales and payroll goals.

In order to provide our sales associates with incentive to deliver superior customer service and to drive sales, each sales associate’s compensation consists of a base hourly rate supplemented by eligibility for commissions on sales above a certain dollar amount. In addition, our associates are eligible to earn a bonus based on fiscal year sales thresholds, payable at the end of each month in which the threshold sales goal has been met. We believe our associate hiring policy and compensation structure enables us to maintain high standards of visual presentation and customer service standards in our stores. Our non-sales store employees’ compensation consists of a base hourly rate supplemented by eligibility for a bonus based on store-wide sales goals.

Through our “We’ll Find it For You”SM service a customer in one of our retail stores who desires to purchase an item that is out of stock in that store or available only through our catalog can be connected via a “redphone” telephone hotline located in the store to our customer service center to obtain the desired item directly by mail from another retail store or from our distribution center. In addition to our “We’ll Find it For You”SM service, we also make available to our customers “Client Specialists,” who serve as personal shoppers and wardrobe consultants. We have also implemented designated product areas within stores and also expect to implement specialized accessory “shops” within stores in the near future.

Our retail stores averaged $3.5 million sales per store and produced sales per gross square foot of $462 at the end of fiscal 2005. Our retail stores averaged approximately 7,600 total square feet, but are “sized to the market,” which means that we adjust the size of a particular retail store based on the projected revenues from that particular store. For example, at the end of fiscal 2005, our largest retail store, located in New York, was approximately 15,000 square feet, and our smallest retail store, also located in New York, was approximately 1,200 square feet. The table below highlights certain information regarding our retail stores open during the five years ended January 28, 2006:

Fiscal Year	Retail Stores Open At Beginning of Period	Retail Stores Opened During Period	Retail Stores Closed During Period	Retail Stores Open at End of Period	Total Gross Square Footage (in thousands)	Average Gross Square Footage Per Retail Store
2001	105	34	3	136	1,054	7,752
2002	136	16	0	152	1,172	7,712
2003	152	4	2	154	1,183	7,680
2004	154	5	3	156	1,198	7,682
2005	156	5	2	159	1,209	7,604

We expanded our retail store base by three stores in fiscal 2005. We plan to further expand our store base by between 10 and 20 retail stores in fiscal 2006, in addition to two crewcuts stores and two to three stores offering a supplemental clothing, footwear and accessories line using a trademark licensed to us by Mr. Drexler. See “Certain Relationships and Related Transactions—License Agreement”. Thereafter, in the near term, we plan to expand our retail store base by between 15 and 25 retail stores annually. In each year, we plan to open and close retail stores in varying numbers. Our new retail store operating model assumes a target store size of 5,500 square feet that achieves sales per square foot of $425 in the first twelve months. We will look to open new stores predominately in affluent markets where we have demonstrated strong Direct sales, and to adhere to our already-successful retail store formats, which we believe reinforce our brand image and generate strong sales per square foot. Our average net investment to open a retail store is approximately $844,000, which includes $660,000 of build-out costs net of landlord contributions, $149,000 of initial inventory net of payables and pre-opening expenses of $35,000. This operating model results in an average pretax cash return on investment of approximately 69%.

Factory Stores

As of January 28, 2006, we operated 44 factory stores throughout the United States. Our factory stores are located primarily in large factory-outlet malls. Factory stores are designed with simple, volume-driving visuals to maximize sales of key items and drive faster inventory turns. Our factory stores also use strategic and focused short-term promotional offerings designed to achieve higher margins and faster inventory turns. Sales associates in our factory stores adhere to the same customer-service focus as in our retail stores, and are trained to help customers locate styles similar to those they have seen in our retail stores or catalog. Compensation of factory sales associates is based on a similar model as that of our retail sales associates, with differences relating to bonus and commission structure.

Our factory stores averaged $2.7 million sales per store and produced sales per gross square foot of $447 at the end of fiscal 2005. Our factory stores averaged 6,100 total square feet, but are “sized to the market,” which means that we adjust the size of a particular factory store based on the projected revenues from that particular store. For example, at the end of fiscal 2005, our largest factory store, located in New Hampshire, was 10,000 square feet, and our smallest factory store, also located in New Hampshire, was 3,600 square feet. The table below highlights certain information regarding our factory stores open during the five years ended January 28, 2006:

Fiscal Year	Factory Stores Open At Beginning of Period	Factory Stores Opened During Period	Factory Stores Closed During Period	Factory Stores Open at End of Period	Total Gross Square Footage (in thousands)	Average Gross Square Footage Per Factory Store
2001	41	0	0	41	260	6,344
2002	41	2	1	42	265	6,306
2003	42	0	0	42	265	6,306
2004	42	0	1	41	258	6,296
2005	41	6	3	44	269	6,120

We expanded our factory store base by three stores in fiscal 2005. We plan to further expand our store base by between five and 10 factory stores in fiscal 2006. Thereafter, in the near term, we plan to expand our factory store base by between five and 15 factory stores annually. In each year, we plan to open and close factory stores in varying numbers. Our new factory store operating model assumes a target factory store size of 4,700 square feet that achieves sales per square foot of $380 in the first twelve months. Our average net investment to open a factory store is approximately $511,000, which includes $353,000 of build-out costs net of landlord contributions, $133,000 of initial inventory net of payables and pre-opening expenses of $25,000. This operating model results in an average pretax cash return on investment of approximately 87%.

Central Real Estate Management for Retail and Factory Stores

Our real estate management team focuses on a specific set of guidelines and considerations when selecting locations for retail and factory store openings, relocations, repositionings and closures. We lease all of our stores and generally seek to locate our stores in affluent markets where we previously have experienced strong catalog or Internet website sales. We analyze factors such as the demographics of the local markets, the performance of a particular shopping center, the quality and nature of existing shopping center tenants, the quality of the location, the configuration of the space and the lease terms being offered to us. We also try to limit our capital investment in new stores by seeking significant construction allowances from landlords, and size our stores based on the anticipated strength of the market.

Our real estate management team consists of real estate, construction, purchasing and lease administration professionals. While we use the services of outside architects and contractors in designing and constructing our stores, our in-house design and construction directors supervise and manage the process. Our real estate management team is also assisted by a third party that negotiates leases and lease renewals on our behalf.

Direct

Direct consists of the J.Crew catalog and our Internet website. During fiscal 2005, Direct generated $253.7 million in revenues, including $93.9 million from our catalog and $159.8 million from our Internet website, representing 26.6% of our total revenues. In addition to driving sales and revenue, we use our direct channel to introduce and test new product offerings, to sell specialty product lines such as J.Crew Wedding and to offer extended sizes and colors on various products and to expand customer files to drive targeted marketing campaigns by collecting customer data to further segment customer groups.

We currently obtain customer information for 100% of our catalog and Internet customers. As of April 2006, our customer database contained approximately 21 million individual customer names, of which 2.0 million were households that had placed a catalog or Internet order with us or made a store purchase from us within the previous 12 months, and 2.7 million email addresses that had agreed to receive promotional emails from us.

We maintain a database of “customer files,” which include sales patterns, detailed purchasing information, certain demographic information, geographic locations and email addresses of our customers. This database enables us to see how our customers use our various sales channels to shop and facilitates targeted marketing strategies. We segment our customer files based on several variables, and we tailor our catalog offerings and email notifications to address the different product needs of our customer groups. For example, we currently send targeted emails to such customer groups as purchasers of shoes, petite items and high dollar amount items. We focus on continually improving the segmentation of customer files and the acquisition of additional customer names from several sources, including our retail stores, our Internet website, list rentals and list exchanges with other catalog companies.

In fiscal 2005, approximately 60% of Direct revenues were generated by customers who had made a purchase from a J.Crew catalog or on our Internet website in the prior 12 months.

Catalog

The J.Crew catalog is the primary branding and advertising vehicle for the J.Crew brand. We believe our catalog reinforces the J.Crew brand image and drives sales across all of our sales channels. For example, over 30% of our Internet customers reported that they had received a catalog in the mail prior to their Internet purchase, which we believe shows that our catalog drives sales on our Internet channel. We believe we have distinguished ourselves from other catalog retailers by utilizing high quality photography and paper, and placing our products in settings designed to reflect our brand’s aspirational lifestyle image such as beach houses in the summer and country cabins in the holiday months. We have furthered this image recently by eliminating clearance catalogs and instead redirecting primary liquidation activity through our website. In fiscal 2005, we distributed 20 catalog editions with a circulation of approximately 55 million copies and approximately 6.1 billion pages circulated.

We segment our customer files and tailor our catalog offerings to address the different product needs of our customer groups. To increase catalog productivity and improve the effectiveness of marginal and prospecting circulation, each customer group is offered a distinct array of catalog editions. For example, we continue to circulate a “Women’s Collections” edition to our women’s product customers. In addition, we are exploring a similar strategy for our men’s product customers. In both cases, our focus is consistently to deliver the most relevant catalogs possible to identified customer groups.

All creative work on the J.Crew catalog is coordinated by our in-house personnel, and we believe this allows us to shape and reinforce our brand image. Photography is executed both on location and in studios, and creative design and copy writing are executed on a desktop publishing system. Digital images are transmitted directly to outside printers, thereby reducing lead times and improving reproduction quality.

While we do not have long-term contracts with our suppliers of paper for our catalog, we believe our long-standing relationships with a number of the largest coated paper mills in the United States allow us to purchase paper at favorable prices. Projected paper requirements are communicated on an annual basis to paper mills to ensure the availability of an adequate supply.

Internet Website

Since 1996, our website located at www.jcrew.com has allowed our customers to purchase our merchandise over the Internet. In fiscal 2005, our website logged over 64 million visits, an increase of 33% over our fiscal 2004 visits of 48 million, which represented 63% of the Direct business in fiscal 2005 compared to 61% of the Direct business in fiscal 2004. We design and operate our website using an in-house technical staff. Our website emphasizes simplicity and ease of customer use while integrating the J.Crew brand’s aspirational lifestyle imagery used in the catalog. We update our website periodically throughout the day to accurately reflect product availability and to determine where on the website a particular product generates the best sales. In addition to selling our regular merchandise on our website, we also use our website as a means to sell marked-down merchandise.

We have enhanced our Internet business by adding category-based “shops” to our website, such as J.Crew swimfinder, wedding & party shop and denim shop. We believe these “shops” will offer our customers a more personalized and interactive shopping experience.

Marketing and Advertising

The J.Crew catalog is the primary branding and advertising vehicle for the J.Crew brand. We believe our catalog reinforces the J.Crew brand image and drives sales in all of our sales channels. Our direct sales channels enable us to maintain a database of customer sales patterns and we are thus able to target segments of our customer base with specific marketing. Depending on their spending habits, we send certain customers special catalog editions, such as Resort Edition. J.Crew Wedding and Women’s Collection, and/or emails. We also collect customer information in our retail stores and send our catalog and targeted emails highlighting specific product offerings to those retail customers. In addition, our catalogs contain information about a customer’s nearest J.Crew store in order to encourage the customer to visit that store.

Our other marketing approach seeks to attract positive attention to our brand and products in less conventional, but, we believe, highly effective manners. We refer to this marketing approach as “advertising without advertising.” For example, during the summer of 2004, we ran a “beach delivery service” in which our beach delivery team delivered some of our summer items to the East Hampton area and generated positive press coverage. We have also recognized the loyalty of our top customers by sending them “thank you letters” from top executives, some of which include shopping incentives such as discount offerings. We also plan to test print advertising in select publications targeting specific markets.

We also offer a private-label credit card through an agreement with World Financial Network National Bank (“WFNNB”), under which WFNNB owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. In fiscal 2005, sales on J.Crew credit cards made up 15% of our total net sales. We believe that our credit card program encourages frequent store and website visits and catalog sales and promotes multiple-item purchases, thereby cultivating customer loyalty to the J.Crew brand and increasing sales.

Sourcing Production and Quality

Our Sourcing Strategy

We do not own or operate any manufacturing facilities and instead contract with third-party vendors for production of our merchandise. Our sourcing strategy emphasizes the quality fabrics and construction that our customers expect of the J.Crew brand. To ensure that our high standards of quality and timely delivery of merchandise are met, we work with a select group of vendors and factories among which are some of what we believe to be the most reputable producers currently supplying the designer fashion industry with such products as English silk, Scottish tweed and Italian leather and cashmere. We seek to ensure the quality of our manufacturers’ products by inspecting pre-production samples, making periodic site visits to our vendors’ foreign production factories and by selectively inspecting inbound shipments at our distribution center. We also monitor quality by “scoring” each factory at the end of each year on the basis of the number of defective products detected in that factory’s output.

We believe our sourcing strategy maximizes our speed to market and allows us to respond quickly to our customers’ preferences. The majority of our vendors can have merchandise ready to be shipped to us within 45 to 60 days of us placing a refill order with them, enabling quick inventory replenishment. We believe our strong relationships with our vendors have also provided us with the ability to negotiate favorable pricing terms, further improving our overall cost structure.

Our Sourcing Methods

We have no long-term merchandise supply contracts, and we typically transact business on an order-by-order basis. We source our merchandise in two ways: through the use of buying agents, and by purchasing merchandise directly from trading companies and manufacturers. In fiscal 2005, we worked with nine buying agents, who together supported our relationships with vendors of approximately 70% to 75% of our merchandise, with one buying agent supporting our relationships with vendors that supplied approximately 50% of our merchandise. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with the vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in the factories, inspecting finished merchandise and carrying out other administrative communications on our behalf. In fiscal 2005, we worked with three trading companies, purchasing approximately 15% of our merchandise from one trading company. Trading companies control factories which manufacture merchandise and also handle certain other shipping and customs matters related to importing the merchandise into the United States. We sourced the remainder of our merchandise by dealing directly with manufacturers both within the United States and abroad with the majority of whom we have long-term, and we believe, stable relationships.

Our sourcing base currently consists of approximately 100 vendors who operate 250 factories in approximately 23 countries, with about half of our merchandise supplied by our top 10 vendors.

Each of our top 10 vendors uses multiple factories to produce its merchandise, which we believe gives us a high degree of flexibility in placing production of our merchandise. We believe we have developed strong relationships with our vendors, some of which rely upon us for a significant portion of their business.

In fiscal 2005, approximately 80% of our merchandise was sourced in Asia (with 55% of our products sourced from China, Hong Kong and Macau), 5% was sourced in the United States and 15% was sourced in Europe and other regions. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

Vendors located abroad ship our merchandise to us primarily by boat, which in most cases takes approximately 28 to 30 days in transit. The remainder of our merchandise from abroad is shipped to us by plane, which takes an average of approximately seven to 10 days in transit. In the case of merchandise manufactured abroad, vendors deliver merchandise to one of our overseas consolidators. From there, the merchandise is shipped to one of our two U.S. deconsolidators, one of which is located on the east coast and the other on the west coast. From our U.S. deconsolidators, independent trucking companies transport our merchandise to one of our distribution centers, which generally takes two to three days of transit time. In the case of merchandise manufactured in the United States, we contract with an independent trucking company to transport merchandise from its manufacturer to one of our distribution centers, which generally takes a week or less.

Regardless of the sourcing method used, each factory, subcontractor, supplier and agent that manufactures our merchandise is required to adhere to our Code of Vendor Conduct, which is designed to ensure that each of our suppliers’ operations are conducted in a legal, ethical and responsible manner. Our Code of Vendor Conduct requires that each of our suppliers operates in compliance with applicable wage, benefit, working hours and other local laws, and forbids the use of practices such as child labor or forced labor. Our Code of Vendor Conduct is currently administered internally by J.Crew employees, including a dedicated J.Crew employee, and two outside compliance audit firms that we contract with to make periodic visits to the facilities that produce our goods to monitor compliance, and includes prequalification of new suppliers and a requirement that each supplier execute an annual compliance certification.

Distribution Facilities

We operate one customer call center and two distribution facilities. We own a 162,000 square foot facility in Asheville, North Carolina that houses our distribution operations for our retail stores. This facility employs approximately 100 full and part-time employees during our non-peak season and approximately 30 additional employees during our peak season. Merchandise is transported from this distribution center to our retail stores by independent trucking companies, Federal Express or UPS, with a transit time of approximately two to five days.

We also own a 262,000 square foot facility, and lease a 63,700 square foot facility, both located in Lynchburg, Virginia. These facilities contain our customer call center, order fulfillment operations for Direct and distribution operations for our factory stores. These facilities employ approximately 800 full and part-time employees during our non-peak season and an additional 600 employees during our peak season. Merchandise is transported from this distribution center to our factory stores by Federal Express or UPS, with a transit time of approximately two to five days. Merchandise sold via our Direct channels is sent directly to customers from this distribution center via the United States Postal Service, UPS or Federal Express.

Each owned facility is equipped with an automated warehouse locator system and inventory bar coding system and our owned facility in Lynchburg has automated packing and shipping sorters. We believe our customer call center, order fulfillment operations and distribution operations are designed to handle customer orders and distribute merchandise to stores in a customer-friendly, efficient and cost-effective manner. We currently outsource a portion of customer calls to two vendors and plan to use only one of these vendors beginning in the near future.

Management Information Systems

Our management information systems are designed to provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of our business. Since February 2001, we have used an SAP Enterprise Resource Planning system along with an IBM mainframe system for our information technology requirements. We have point-of-sale systems in our retail and factory stores that enable us to track inventory from store receipt to final sale on a real-time basis. We have an agreement with Electronic Data Systems Corporation, a third party, to provide services and administrative support for most of the information systems in our headquarters, stores and distribution and call center facilities. Our website is hosted by a third party at its data center.

We believe our merchandising and financial systems, coupled with our point-of-sale systems and software programs, allow for rapid stock replenishment, concise merchandise planning and real-time inventory accounting practices. Our telephone and telemarketing systems, warehouse package sorting systems, automated warehouse locator and inventory bar coding systems use current technology, and are designed with our highest-volume periods, such as the holiday season, in mind, which results in our having substantial flexibility and ample capacity in our lower-volume periods. We periodically update our ATG website software and our point-of-sale systems, and implemented standard upgrades in 2005 to provide additional functionality to both information systems.

We believe our management information systems provide us with a number of benefits, including enhanced customer service, improved operational efficiency and increased management control and reporting. In addition, our real-time inventory systems provide inventory management on a stock keeping unit basis and allow for an efficient fulfillment process.

Employees and Labor Relations

As of January 28, 2006, we had approximately 6,800 employees (including seasonal employees), of whom approximately 2,500 were full-time employees and 4,300 were part-time employees. Approximately 1,000 of these employees are employed in our customer call center and order fulfillment operations facility in Lynchburg, Virginia, and approximately 110 of these employees work in our store distribution center in Asheville, North Carolina. Approximately 2,000 employees are hired on a seasonal basis to meet demand during the peak season.

None of our employees are represented by a union. We have had no labor-related work stoppages and we believe our relationship with our employees is good.

Competition

The specialty retail industry is highly competitive. We compete primarily with specialty retailers, higher-end department stores, catalog retailers and Internet businesses that engage in the retail sale of women’s and men’s apparel, accessories, shoes and similar merchandise. We believe the principal bases upon which we compete are quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of the J.Crew brand name and our presence in many major shopping malls in the United States as well as our multiple sale channels which enable our customers to shop in the setting they prefer. We believe that we also differentiate ourselves from competitors on the basis of our J.Crew signature product design, our ability to offer both designer-quality products at higher price points and more casual items at lower price points, our focus on the quality of our product offerings and our customer-service oriented culture. We believe our success depends in substantial part on our ability to originate and define product and fashion trends as well as to timely anticipate, gauge and react to changing consumer demands. Certain of our competitors are larger and have greater financial, marketing and other resources than us. Accordingly, there can be no assurance that we will be able to compete successfully with them in the future.

Trademarks and Licensing

The J.Crew trademark and variations thereon such as crewcuts are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries. We believe our trademarks have significant value and we intend to continue to vigorously protect them against infringement.

In addition, we license our J.Crew trademark and know-how to Itochu Corporation in Japan for which we receive royalty fees based on a percentage of sales. Under the license agreement, which is an exclusive license with regard to Japan, we retain a high degree of control over the manufacture, design, marketing and sale of merchandise by Itochu Corporation under the J.Crew trademark. This agreement is currently scheduled to expire in January 2007. In fiscal 2005, licensing revenues totaled $2.9 million.

Government Regulation

We are subject to customs, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers and/or govern the promotion and sale of merchandise and the operation of retail stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

A substantial portion of our products are manufactured outside the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Some of our imported products are eligible for duty-advantaged programs. While importation of goods from foreign countries from which we buy our products may be subject to embargo by U.S. Customs authorities if shipments exceed quota limits, we closely monitor import quotas and believe we have the sourcing network to efficiently shift production to factories located in countries with available quotas. The existence of import quotas has, therefore, not had a material adverse effect on our business.

Available Information

We make available free of charge on our internet website, www.jcrew.com, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

ITEM 1A.	RISK FACTORS.

The following risk factors should be carefully considered when evaluating our business and the forward-looking statements in this report. See “Disclosure Regarding Forward Looking Statements”.

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

We believe we have benefited substantially from the leadership and strategic guidance of, in particular, Mr. Drexler, Jeffrey Pfeifle, our president, and Tracy Gardner, our executive vice-president of merchandising, planning and production, who are primarily responsible for repositioning our brand and developing our philosophy. The loss, for any reason, of the services of any of these individuals and any negative market or industry perception arising from such loss could damage our brand image and delay the implementation of our strategy. Our other officers have substantial experience and expertise in the specialty retail industry and have made significant contributions to our growth and success. The unexpected loss of one or more of these individuals could delay the development and introduction of, and harm our ability to sell, our merchandise. In addition, products we develop without the guidance and direction of these key personnel may not receive the same level of acceptance.

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

We expanded our store base by six stores in fiscal 2005. We plan to further expand our store base by between 15 and 30 stores in fiscal 2006. Thereafter, in the near term, we plan to expand our store base by between 25 and 35 stores annually. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

•	identify suitable markets for new stores and available store locations,

•	negotiate acceptable lease terms for new locations or renewal terms for existing locations,

•	manage and expand our infrastructure to accommodate growth,

•	hire and train qualified sales associates,

•	develop new merchandise and manage inventory effectively to meet the needs of new and existing stores on a timely basis,

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise, and

•	avoid construction delays and cost overruns in connection with the build-out of new stores.

Our plans to expand our store base may not be successful and the implementation of these plans may not result in an increase in our revenues even though they increase our costs. Currently, our average net investment to open a retail store is approximately $844,000 and our average net investment to open a factory store is approximately $511,000. In addition, we believe the opening of J.Crew stores has diverted some revenues from Direct, and future store openings may continue to have this effect. Moreover, implementing our plans to expand our store base will place increased demands on our operational, managerial and administrative resources. The increased demands of operating additional stores could cause us to operate less effectively, which could cause the performance of our existing stores and our Direct operations to suffer materially. As a result, our revenues would decline and our profitability would be adversely affected.

Our plans to expand our product offerings and sales channels may not be successful, and implementation of these plans may divert our operational, managerial and administrative resources, which could impact our competitive position.

In addition to our store base expansion strategy, we plan to grow our business by expanding our product offerings and sales channels, including by marketing our crewcuts line of children’s apparel and accessories. These plans involve various risks discussed elsewhere in these risk factors, including:

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

Our success depends on the value of the J.Crew brand. The J.Crew name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Any of these events could result in decreases in sales.

The capacity of our order fulfillment and distribution facilities may not be adequate to support our growth plans, which could prevent the successful implementation of these plans or cause us to incur costs to expand these facilities.

The success of our stores depends on their timely receipt of merchandise, and the success of Direct depends on our ability to fulfill customer orders on a timely basis. The efficient flow of our merchandise requires that we have adequate capacity in our order fulfillment and distribution facilities to support our current level of operations, and the anticipated increased levels that may follow from our growth plans. We believe our current facilities have the capacity to support current operations and the growth we anticipate in our business in the near future. However, we may need to increase the capacity of these facilities sooner than anticipated to support our growth, and any further expansion may require us to secure favorable real estate for these facilities and may require us to obtain additional financing. Appropriate locations or financing for the purchase or lease of such locations may not be available at all or at reasonable costs. Our failure to secure adequate order fulfillment and distribution facilities when necessary could impede our growth plans, and the expansion of these facilities would increase our costs.

We may not be able to maintain recent levels of comparable store sales.

Our recent comparable store sales have been higher than our historical average, and we may not be able to maintain these levels of comparable store sales in the future. In addition, the results of operations of individual

J.Crew stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, over the past twelve fiscal quarters, our quarterly comparable store sales have ranged from a decrease of 11% in the first quarter of fiscal 2003 to an increase of 37% in the first quarter of fiscal 2005. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions. These factors may cause our comparable store sales results to be materially lower than recent periods and our expectations, which could cause declines in our quarterly earnings.

An inability or failure to protect our trademarks could diminish the value of our brand and reduce demand for our merchandise.

The J.Crew trademark and variations thereon, such as crewcuts, are valuable assets that are critical to our success. We intend to continue to vigorously protect our trademarks against infringement, but we may not be successful in doing so. The unauthorized reproduction or other misappropriation of our trademarks would diminish the value of our brand, which could reduce demand for our products or the prices at which we can sell our products.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third party vendors for the manufacture of all of our products. Our products are manufactured to our specifications primarily by foreign manufacturers. We cannot control all of the various factors, which include inclement weather, natural disasters and acts of terrorism that might affect a manufacturer’s ability to ship orders of our products in a timely manner or to meet our quality standards. Late delivery of products or delivery of products that do not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores for those items. These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

Third party failure to deliver merchandise from our distribution center to our stores and to customers could result in lost sales or reduce demand for our merchandise.

The success of our stores depends on their timely receipt of merchandise from our distribution facility, and the success of Direct depends on the timely delivery of merchandise to our customers. Independent third party transportation companies deliver our merchandise to our stores and to our customers. Some of these third parties employ personnel represented by a labor union. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our brand and excess inventory. Timely receipt of merchandise by our stores and our customers may also be affected by factors such as inclement weather, natural disasters and acts of terrorism. We may respond by increasing markdowns or initiating marketing promotions, which would decrease our gross profits and net income.

Interruption in our foreign sourcing operations could disrupt production, shipment or receipt of our merchandise, which would result in lost sales and could increase our costs.

In fiscal 2005, approximately 95% of our products were sourced from foreign factories. In particular, approximately 55% of our products were sourced from China, Hong Kong and Macau. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, currency and exchange risks, disruption of imports by labor disputes and local business practices.

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

Trade restrictions, including increased tariffs, safeguards or quotas, on apparel and accessories could increase the cost or reduce the supply of merchandise available to us. Under the World Trade Organization (“WTO”) Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas on goods from WTO members, which in certain instances affords us greater flexibility in importing textile and apparel products from WTO countries from which we source our merchandise. However, as the removal of quotas resulted in an import surge from China, the United States in May 2005 imposed safeguard quotas on seven categories of goods and apparel imported from China. Effective January 1, 2006, the United States imposed quotas on approximately twelve categories of goods and apparel from China, and may impose additional quotas in the future. These and other trade restrictions could have a significant impact on our sourcing patterns in the future. The extent of this impact, if any, and the possible effect on our purchasing patterns and costs, cannot be determined at this time. We cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts could increase the cost or reduce the supply of apparel available to us or may require us to modify our current business practices, any of which could hurt our profitability.

Increases in costs of mailing, paper and printing will affect the cost of our catalog and promotional mailings, which will reduce our profitability.

Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. In fiscal 2005, approximately 13% of our selling, general and administrative expenses were attributable to such costs. In January 2006, the U.S. Postal Service implemented a postal rate increase of 5.5%. We have undertaken certain actions such as reductions in catalog circulation and size of certain catalog editions to mitigate the effect of the increased costs of mailing. In addition, we rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly, and our future paper costs are subject to supply and demand forces that we cannot control. Future additional increases in postal rates or in paper or printing costs would reduce our profitability to the extent that we are unable to pass those increases directly to customers or offset those increases by raising selling prices or by implementing mailings that result in increased purchases.

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

Our customer call center, Direct’s order fulfillment operations and distribution operations for J.Crew factory stores are housed together in a single facility, while distribution operations for J.Crew retail stores are housed in another single facility. Although we maintain back-up systems for these facilities, they may not be able to prevent a significant interruption in the operation of these facilities due to natural disasters, accidents, failures of the inventory locator or automated packing and shipping systems we use or other events. Any such interruption could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

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

We have taken over certain portions of our information systems needs that were previously outsourced to a third party and plan to make significant upgrades to our information systems and may take over other outsourced portions of our information systems in the near future. If we are unable to manage these aspects of our information systems or the planned upgrades, our receipt and delivery of merchandise could be disrupted, which could result in a decline in our sales.

A failure in our Internet operations, which are subject to factors beyond our control, could significantly disrupt our business and lead to reduced sales and reputational damage.

Our Internet operations are an increasingly substantial part of our business, representing 63% of the Direct business in fiscal 2005. The success of our Internet operations depends on certain factors that we cannot control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce Internet sales and damage our brand’s reputation.

Our substantial amount of debt may limit the cash flow available for our operations and place us at a competitive disadvantage and may limit our ability to pursue our expansion plans.

We have a substantial amount of debt. On January 28, 2006, we had total debt of approximately $724.7 million. Our level of indebtedness has important consequences. For example, our level of indebtedness may:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We are headquartered in New York City. Our headquarter offices are leased under a lease agreement expiring in 2012, with an option to renew thereafter. We own two facilities: a 262,000 square foot customer contact call center, order fulfillment and distribution center in Lynchburg, Virginia and a 162,000 square foot distribution center in Asheville, North Carolina. We also lease a 63,700 square foot facility in Lynchburg, Virginia under a lease agreement expiring in April 2008, with an option to renew thereafter.

As of January 28, 2006 we operated 159 retail stores and 44 factory stores in 39 states and the District of Columbia. All of the retail and factory stores are leased from third parties and the leases historically have in most cases had terms of 10 to 12 years. A portion of our leases have options to renew for periods typically ranging from five to ten years. Generally, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. Excluding our stores and headquarter offices, all of our properties, whether owned or leased, are subject to liens or security interests under our working capital facility.

The table below sets forth the number of retail and factory stores operated by us in the United States as of January 28, 2006.

	Retail Stores	Factory Stores	Total Number of Stores
Alabama	2	1	3
Arizona	4	—	4
California	20	4	24
Colorado	4	2	6
Connecticut	6	1	7
Delaware	—	1	1
Florida	4	4	8
Georgia	4	2	6
Illinois	9	1	10
Indiana	1	2	3
Iowa	1	—	1
Kansas	1	—	1
Kentucky	2	—	2
Louisiana	1	—	1
Maine	—	2	2
Maryland	3	1	4
Massachusetts	6	2	8
Michigan	6	1	7
Minnesota	4	—	4
Missouri	2	—	2
Nevada	1	—	1
New Hampshire	1	2	3
New Jersey	9	1	10
New Mexico	1	—	1
New York	16	4	20
North Carolina	5	—	5
Ohio	7	—	7
Oklahoma	2	—	2
Oregon	3	—	3
Pennsylvania	8	3	11
Rhode Island	1	—	1
South Carolina	2	2	4
Tennessee	3	1	4
Texas	6	1	7
Utah	2	—	2
Vermont	1	1	2
Virginia	5	2	7
Washington	3	2	5
Wisconsin	1	1	2
District of Columbia	2	—	2

Total	159	44	203

ITEM 3.	LEGAL PROCEEDINGS.

In June 2005, we settled a suit alleging patent infringement brought against us and seventeen other defendants by Charles E. Hill & Associates, Inc. The terms of the settlement did not have a material adverse effect on our financial condition or results of operations.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended January 28, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for the common stock of Group or Operating. As of April 15, 2006, there were 65 shareholders of record of Group’s common stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for more information on ownership of Group’s common stock. Operating is a wholly owned direct subsidiary of Group.

Group has not paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. Operating may from time to time pay cash dividends on its common stock to permit Group to make required payments relating to Group’s outstanding 13 1/8% Senior Discount Debentures due 2008 (the “13 1/8% Debentures”).

Our Credit Facility and the Indenture relating to the 13 1/8% Debentures (the “Group Indenture”) prohibit Group from paying dividends on shares of common stock (other than dividends payable solely in shares of Group capital stock). In addition, because Group is a holding company, its ability to pay dividends is dependent upon the receipt of dividends from Operating. Each of the Credit Facility, the Group Indenture and the indenture governing the 9 3/4% Notes contain covenants that impose substantial restrictions on Operating’s ability to pay dividends or make distributions to Group.

In the fiscal year ended January 28, 2006, we issued unregistered securities in the transactions described below. These securities were offered and sold by us in reliance upon the exemptions provided for in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) relating to sales not involving any public offering. The sales were made without the use of an underwriter and the certificates representing the securities sold contain a restrictive legend that prohibits transfers without registration or an applicable exemption.

We issued restricted shares of our common stock to some of our employees, non-employee directors and former executive officers, as further described below:

Grant Date	Number of Shares of Restricted Stock Granted
5/05/2005	40,000
8/08/2005	60,000
8/14/2005	35,000
9/07/2005	35,000

The recipients of these restricted shares of common stock did not pay any consideration for their awards.

Equity Compensation Plan Information

The following table summarizes information about the Amended and Restated J.Crew Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) and the J.Crew Group, Inc. 2003 Equity Incentive Plan (the “2003 Plan”), as of January 28, 2006. Our shareholders have approved both of these plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)
Equity Compensation Plans Approved by Shareholders	4,769,349	$14.25	99,413
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A

TOTAL	4,769,349	$14.25	99,413

In addition to options, the 2003 Plan authorizes the issuance of restricted shares of Group’s common stock. The 2003 Plan contains a sub-limit of 1,450,724 shares on the aggregate number of restricted shares that may be issued, of which 1,446,229 shares are outstanding and 4,495 shares are available for grant as of January 28, 2006.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The selected historical consolidated financial data for each of the years in the three-year period ended January 28, 2006 and as of January 28, 2006 have been derived from our audited consolidated financial statements included elsewhere herein. The selected historical consolidated financial data for each of the years in the two-year period ended February 1, 2003 have been derived from our audited consolidated financial statements which are not included herein. The consolidated financial statements for each of the years in the five-year period ended January 28, 2006 and as of the end of each such year have been audited.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included herein.

	Year Ended
	February 2, 2002	February 1, 2003	January 31, 2004	January 29, 2005	January 28, 2006
	(in thousands)
Income Statement Data
Revenues	$777,940	$768,344	$689,965	$804,216	$953,188
Cost of goods sold(1)	454,491	472,262	440,276	478,829	555,192

Gross profit	323,449	296,082	249,689	325,387	397,996
Selling, general and administrative expense	303,448	301,718	280,464	287,745	318,499

Income (loss) from operations	20,001	(5,636)	(30,775)	37,642	79,497
Interest expense (net)	36,512	40,954	63,844	87,571	72,903
(Gain) loss on debt refinancing	—	—	(41,085)	49,780	—
Insurance proceeds	—	(1,800)	(3,850)	—	—
Provision (benefit) for income taxes	(5,500)	(4,200)	500	600	2,800

Net income (loss)	$(11,011)	$(40,590)	$(50,184)	$(100,309)	$3,794

	As of
	February 2, 2002	February 1, 2003	January 31, 2004	January 29, 2005	January 28, 2006
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$16,201	$18,895	$49,650	$23,647	$61,275
Working capital	39,164	38,015	46,217	12,168	72,657
Total assets	401,320	348,878	297,611	278,194	337,321
Total long-term debt and preferred stock	510,147	556,038	609,440	669,733	724,667
Stockholders’ deficit	(319,043)	(391,663)	(468,066)	(581,712)	(587,843)

(1)	Includes buying and occupancy costs.

	Year Ended
	February 2, 2002	February 1, 2003	January 31, 2004	January 29, 2005	January 28, 2006
	(in thousands except percentages; numbers of stores; catalogs and pages; and per square foot data)
Operating Data
Revenues
Stores	$483,083	$484,292	$487,092	$579,793	$670,447
Direct
Catalog	135,353	108,531	61,883	76,548	93,870
Internet	122,844	139,456	111,653	121,954	159,812
Other(1)	36,660	36,065	29,337	25,921	29,059

Total revenues	$777,940	$768,344	$689,965	$804,216	$953,188

Stores:
Sales per gross square foot(2)	$412	$349	$338	$400	$459
Number of stores open at end of period	177	194	196	197	203
Comparable stores sales change(3)	(14.5)%	(11.2)%	(2.5)%	16.4%	13.4%
Direct:
Number of catalogs circulated	71,000	66,000	53,000	50,000	55,000
Number of pages circulated (in millions)	8,300	7,800	5,800	5,400	6,100
Depreciation and amortization	$39,963	$43,197	$43,075	$37,061	$33,461
Capital expenditures:
New store openings	36,859	17,202	5,663	5,910	8,243
Other(4)	25,003	9,718	4,245	7,521	13,695

Total capital expenditures	$61,862	$26,920	$9,908	$13,431	$21,938

(1)	Consists primarily of shipping and handling fees and royalties.

(2)	Includes only stores that have been open for the full period.

(3)	Comparable store sales includes sales at stores open at least twelve months.

(4)	Consists primarily of expenditures on store remodels, information technology and warehouse equipment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes our consolidated operating results, financial condition and liquidity during the three-year period ended January 28, 2006. Our fiscal year ends on the Saturday closest to January 31. The fiscal years 2003, 2004 and 2005 ended on January 31, 2004, January 29, 2005, and January 28, 2006 respectively, and consisted of 52 weeks each. You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes and other financial information included in this Form 10-K.

Management’s discussion and analysis of the results of operations are provided solely with respect to Operating and its subsidiaries since substantially all of the Company’s operations are conducted by Operating. However, Group has additional debt securities and preferred stock that are outstanding. Accordingly, information with respect to interest expense of Group is also provided herein. The discussion of liquidity and capital resources pertains to Group and its consolidated subsidiaries, including Operating.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include those described under “Risk Factors,” “Disclosure Regarding Forward-Looking Statements” and elsewhere in this Form 10-K.

Overview

J.Crew is a nationally recognized apparel and accessories brand that we believe embraces a high standard of style, craftsmanship, quality and customer service, while projecting an aspirational American lifestyle.

On the basis of data collected on our Internet channel customers, we believe our customer base consists primarily of affluent, college-educated and professional and fashion-conscious women and men. As of January 28, 2006, we operated 159 retail stores and 44 factory stores throughout the United States.

We conduct our business through two primary sales channels: Stores, which consists of our retail and factory stores, and Direct, which consists of our catalog and Internet website at www.jcrew.com, each of which operate under the J.Crew brand name. In fiscal 2005, net sales under the J.Crew brand generated $924.1 million in revenues, comprised of:

•	$670.4 million from Stores, and

•	$253.7 million from Direct.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are comparable store sales for Stores and net sales for Direct. We also consider gross profit and selling, general and administrative expenses in assessing the performance of our business.

Net Sales

Net sales reflect our revenues from the sale of our merchandise less returns and discounts.

We aggregate our merchandise into three sales categories: women’s and men’s apparel, which consist of items of clothing such as shirts, sweaters, pants, dresses, jackets, outerwear and suits, and accessories, which consists of items such as shoes, socks, jewelry, bags and belts.

The approximate percentage of our sales derived from these three categories, based on our internal merchandising systems, is as follows:

	Year Ended
	January 31, 2004	January 29, 2005	January 28, 2006
Apparel
Women’s	62%	64%	65%
Men’s	27%	25%	21%
Accessories	11%	11%	14%

	100%	100%	100%

The increase of accessories as a percentage of sales in fiscal 2005 is due to management’s efforts to expand the number of items in our accessories category.

Comparable Store Sales

Comparable store sales reflects net sales at stores that have been open for at least twelve months. Therefore, a store is included in comparable store sales on the first day it has comparable prior year sales. Non-comparable store sales include sales from new stores that have not been open for twelve months and sales from closed stores and temporary stores.

By measuring the change in year-over-year net sales in stores that have been open for twelve months or more, comparable store sales allows us to evaluate how our core store base is performing. Various factors affect comparable store sales, including:

•	consumer preferences, buying trends and overall economic trends,

•	our ability to anticipate and respond effectively to fashion trends and customer preferences,

•	competition,

•	changes in our merchandise mix,

•	pricing,

•	the timing of our releases of new merchandise and promotional events,

•	the level of customer service that we provide in our stores,

•	changes in sales mix among sales channels,

•	our ability to source and distribute products efficiently, and

•	the number of stores we open, close (including for temporary renovations) and expand in any period.

As we continue our store expansion program, we expect that a greater percentage of our revenues will come from non-comparable store sales.

The industry in which we operate is cyclical, and consequently our revenues are affected by general economic conditions. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence.

Our business is seasonal. As a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually substantially higher in our fourth fiscal quarter, particularly December, as customers make holiday purchases. For example, in fiscal 2005, we realized approximately 30% of our revenues in the fourth fiscal quarter.

Gross Profit

Gross profit is equal to our revenues minus our cost of good sold. Cost of goods sold includes the direct cost of purchased merchandise, inbound freight, design, buying and production costs, occupancy costs related to store operations (such as rent and utilities) and all shipping costs associated with our Direct business. Our cost of goods sold is substantially higher in the holiday season because cost of goods sold generally increases as revenues increase and cost of goods sold includes the cost of purchasing merchandise that we sell to generate revenues. Cost of goods sold also generally changes as we expand or contract our store base and incur higher or lower store occupancy and related costs. The primary drivers of the costs of individual goods are the costs of raw materials and labor in the countries where we source our merchandise. Gross margin measures gross profit as a percentage of our revenues.

Our gross profit may not be comparable to other specialty retailers, as some companies include all of the costs related to their distribution network in cost of goods sold while others, like us, exclude all or a portion of them from cost of goods sold and include them in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, certain warehousing expenses, administrative payroll, store expenses other than occupancy costs, depreciation and amortization and credit card fees. These expenses do not necessarily vary proportionally with net sales. As a result, selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season than the fall season.

Results of Operations

The following table presents, for the periods indicated, our operating results as a percentage of revenues as well as selected store data:

	Fiscal Year Ended
	January 31, 2004	January 29, 2005	January 28, 2006
Revenues	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs(1)	63.8	59.5	58.2

Gross profit(1)	36.2	40.5	41.8
Selling, general and administrative expenses(1)	40.7	35.8	33.5

Income (loss) from operations	(4.5)	4.7	8.3
Interest expense, net	9.3	10.9	7.6
(Gain) loss on refinancing of debt	(6.0)	6.2	—
Insurance proceeds	(0.6)	—	—

Income (loss) before income taxes	(7.2)	(12.4)	0.7
Provision for income taxes	0.1	0.1	0.3

Net income (loss)	(7.3)%	(12.5)%	0.4%

	Fiscal Year Ended
	January 31, 2004	January 29, 2005	January 28, 2006
Selected store data:
Number of stores open at end of period	196	197	203
Sales per gross square foot	$338	$400	$459
Comparable store sales change	(2.5)%	16.4%	13.4%

(1)	We exclude a portion of our distribution network costs from the cost of goods sold and include them in selling, general and administrative expenses. Our gross profit therefore may not be directly comparable to that of some of our competitors.

Fiscal 2005 Compared to Fiscal 2004

Revenues

Revenues in fiscal 2005 increased by $149.0 million, or 18.5%, to $953.2 million from $804.2 million in fiscal 2004. We believe this increase reflects the continuing appeal of our expanded product line in both Stores and Direct and continuing improvements in our customer service. The increase in revenues was also due to the fact that low inventories in the first quarter of fiscal 2004 caused revenues for fiscal 2004 to be lower than they would otherwise have been.

Stores sales increased by $90.7 million, or 15.6%, to $670.4 million in fiscal 2005 from $579.7 million in fiscal 2004. Comparable store sales increased by 13.4% to $650.5 million in fiscal 2005 from $573.6 million in the prior year. Non-comparable store sales in fiscal 2005 were $19.9 million.

Direct sales increased by $55.2 million, or 27.8%, to $253.7 million in fiscal 2005 from $198.5 million in fiscal 2004. In addition to the factors that drove overall revenue growth, the Direct sales increase is also attributable to a 13% increase in the number of catalog pages circulated in fiscal 2005.

The increase in Stores and Direct sales occurred primarily in women’s apparel, and in accessories. The increase in women’s apparel sales was driven by sales of jackets, loungewear, dresses and sweaters, while the increase in accessories sales was driven by an emphasis on increasing the assortment of products.

Other revenues increased by $3.0 million due primarily to an increase in shipping and handling fees of $4.8 million from $21.6 million in fiscal 2004 to $26.4 million in fiscal 2005 as a result of a 19% increase in orders in the Direct business. This increase was partially offset by an adjustment of $1.3 million in the first quarter of fiscal 2005 due to the reversal of income recognized on unredeemed gift cards in prior years.

Gross Profit

In fiscal 2005, gross profit increased by $72.6 million, or 22.3%, to $398.0 million from $325.4 million in fiscal 2004. This increase resulted from the following factors:

(a) increase in revenues	$79.4
(b) increase in gross margin	4.6
(c) increase in buying and occupancy costs	(11.4)

$72.6

Gross margin increased from 40.5% in fiscal 2004 to 41.8% in fiscal 2005. The increase in gross margin was due primarily to an increase of 50 basis point in merchandise margins (which is equal to cost of goods sold, excluding buying and occupancy costs, divided by revenues) resulting from a decrease in markdowns in the first half of fiscal 2005 and an 80 basis point decrease in buying and occupying costs as a percentage of revenues resulting from the fact that buying and occupancy costs increased at a lower rate than revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $30.0 million, or 10.4%, to $317.7 million in fiscal 2005 from $287.7 million in fiscal 2004. The increase resulted primarily from:

•	an increase in Direct and Stores variable operating expenses of $22.0 million,

•	an increase in selling expense of $6.0 million, and

•	the write off in the fourth quarter of 2005 of $2.8 million of expenses related to the postponement of the IPO.

These increases were offset by:

•	a reduction in depreciation expense of $3.6 million related to an increase in fully depreciated assets (primarily computer equipment and software), and

•	income of $1.1 million related to our estimated share of proceeds from the Visa/MasterCard antitrust litigation settlement.

The increase in Direct and Stores variable operating expenses was primarily attributable to payroll related costs related to the increased sales in fiscal 2005. The increase in selling expense resulted primarily from an increase in pages circulated to 6.1 billion in fiscal 2005 from 5.4 billion in fiscal 2004. As a percentage of revenues, selling, general and administrative expenses decreased to 33.3% in fiscal 2005 from 35.8% in fiscal 2004, resulting primarily from the fact that these expenses increased at a slower rate than revenues during fiscal 2005.

Interest Expense

Group

Our interest expense decreased by $14.7 million to $72.9 million in fiscal 2005 from $87.6 million in fiscal 2004. This decrease was due primarily to decreases in the rate of interest on our long-term debt and the amount of long-term debt outstanding as a result of the refinancings in the fourth quarter of fiscal 2004. In the refinancings, we redeemed in full $150.0 million principal amount of 10 3/8% Senior Subordinated Notes due 2007 (the “10 3/8% Notes”) and $169.0 million principal amount of Intermediate’s 16% Senior Discount Contingent Principal Notes due 2008 (the “16% Notes”), with the proceeds of a new $275.0 million 9 3/4% term loan, which was converted into the 9 3/4% Notes in accordance with the terms of the loan agreement in March 2005, and $44.0 million in internally available funds. This decrease was partially offset by an increase of $7.2 million in dividends on the Series A and Series B Preferred Stock.

Operating

Interest expense increased by $8.1 million to $29.7 million in fiscal 2005 from $21.6 million in fiscal 2004 due to an increase in the amount of long-term debt outstanding at Operating as a result of the refinancings in the fourth quarter of fiscal 2004.

Income Taxes

The income tax provisions for fiscal years 2004 and 2005 are $0.6 million and $2.8 million which consist of state and foreign taxes of $0.6 million and $2.3 million, respectively, and federal taxes of $0.5 million in 2005. We incurred significant losses in fiscal years 2003 and 2004 that we are unable to carry back to prior years. The federal tax provision in 2005 differs from statutory rates due to the utilization of these net operating loss carryovers, which for alternative minimum tax purposes are limited to 90% of taxable income in any fiscal year. As of January 28, 2006, we have approximately $83 million in net operating losses available to offset future federal taxable income.

Net deferred tax assets at January 29, 2005 and January 28, 2006 were fully reserved.

Fiscal 2004 Compared to Fiscal 2003

Revenues

Revenues in fiscal 2004 increased by $114.2 million, or 16.6%, to $804.2 million from $690.0 million in fiscal 2003. We believe this increase reflects a positive customer response to our merchandise assortment and an emphasis on customer service.

Stores sales increased by $92.6 million, or 19.0%, to $579.7 million in fiscal 2004 from $487.1 million in fiscal 2003. Comparable store sales increased by 16.4% to $559.3 million in fiscal 2004 from $480.6 million in the prior year. Non-comparable store sales in fiscal 2004 were $20.4 million.

Direct sales increased by $25.0 million, or 14.4%, to $198.5 million in fiscal 2004 from $173.5 million in fiscal 2003. In addition to the factors that drove overall revenue growth, the Direct sales increase is also attributable to a 59% increase in the number of styles presented in our catalog and on our website, as well as the mailing of four new catalog editions, in the second half of fiscal 2004.

The increase in Stores and Direct sales occurred primarily in women’s apparel, and was driven by sales of sweaters and jackets.

Other revenues decreased by $3.4 million due primarily to a decrease in shipping and handling fees of $3.6 million from $25.2 million in fiscal 2003 to $21.6 million in fiscal 2004 as a result of an 8.0% decline in orders in the Direct business and an increase in retail phone orders, which carry no shipping and handling fees.

Gross Profit

In fiscal 2004, gross profit increased by $75.7 million, or 30.3%, to $325.4 million from $249.7 million in fiscal 2003. This increase resulted from the following factors:

(a) increase in revenues	$55.8
(b) increase in gross margin	35.5
(c) increase in buying and occupancy costs	(15.6)

$75.7

Gross margin increased to 40.5% in fiscal 2004 from 36.2% in fiscal 2003, due primarily to a 440 basis point increase in merchandise margins. The increase in merchandise margins resulted from fewer markdowns and improved inventory management in fiscal 2004 when compared to fiscal 2003, during which margins were negatively affected by the liquidation of prior season inventories in the first half of the year. The increase in buying and occupancy costs of 10 basis points as a percentage of revenues resulted primarily from increases in merchandise design expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $7.3 million, or 2.6%, to $287.7 million in fiscal 2004 from $280.4 million in fiscal 2003. Variable operating expenses in Direct and Stores increased by $14.9 million to $136.2 million in fiscal 2004 from $121.3 million in fiscal 2003. These increases were primarily attributable to payroll related costs resulting from the significant sales increases in our Direct and Stores operations in fiscal 2004. Furthermore, incentive compensation increased by $6.5 million due to the improvement in our operating results in fiscal 2004 compared to fiscal 2003. These increases were offset in part by a decrease in depreciation and amortization of $6.0 million related to an increase in fully depreciated assets, primarily computer equipment, and a decrease in catalog selling costs of $3.7 million due primarily to a reduction in pages circulated from 5.8 billion to 5.4 billion. As a percentage of revenues, selling, general and administrative expenses decreased to 35.8% in fiscal 2004 from 40.7% in fiscal 2003, resulting primarily from the fact that these expenses increased at a slower rate than revenues during fiscal 2004.

Interest Expense

Group

Our interest expense increased by $23.8 million to $87.6 million in fiscal 2004 from $63.8 million in fiscal 2003. This increase consisted of $18.9 million in dividends on the Series A Preferred Stock and Series B Preferred Stock that were classified as interest for all of fiscal 2004 but only for the second half of fiscal 2003. We reclassified dividends on the Series A Preferred Stock and Series B Preferred Stock as interest beginning in the third quarter of 2003 in accordance with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” For more information on our adoption of SFAS No. 150, see Note 7 to our consolidated financial statements.

Another significant component of the increase in interest expense was a $4.9 million increase in interest on debt securities attributable primarily to:

•	an increase of $8.2 million in interest and amortization of debt issuance discount and deferred financing charges on the 16% Notes issued in our May 2003 exchange offer, and

•	$2.7 million of interest accrued on the $275.0 million 9 3/4% term loan we obtained in December 2004.

These increases were partially offset by:

•	a $4.4 million decrease in interest on our 13 1/8% Debentures, approximately 85% of which were exchanged for the 16% Notes in our May 2003 exchange offer, and

•	a $1.5 million decrease in interest on the 10 3/8% Notes that we redeemed in full in December 2004 with a portion of the proceeds of the $275.0 million 9 3/4% term loan.

Operating

Interest expense for Operating increased by $1.1 million to $21.6 million in fiscal 2004 from $20.5 million in fiscal 2003. The increase was primarily due to $2.7 million of interest on the 9 3/4% Notes, reduced by $1.6 million of interest on the 10 3/8% Notes that were redeemed in such transaction.

Loss on Refinancing of Debt

In fiscal 2004 we had a loss on refinancing of debt of $49.8 million compared to a gain of $41.1 million in fiscal 2003. The fiscal 2004 loss of $49.8 million was incurred in connection with our fourth quarter redemption in full of $150.0 million aggregate principal amount of the 10 3/8% Notes and $169.1 million of the 16% Notes.

As a result of the refinancing, we:

•	paid $15.3 million of redemption premiums,

•	wrote off $3.2 million of deferred financing costs related to the redeemed notes, and

•	wrote off $31.3 million of unamortized debt issuance costs related to the 16% Notes.

The gain of $41.1 million in fiscal 2003 resulted from the issuance of the 16% Notes in May 2003.

The loss on refinancing of debt at Operating in fiscal 2004 was $4.0 million, consisting of redemption premiums of $2.6 million and the write-off of deferred financing costs of $1.4 million.

Insurance Proceeds

We did not receive any insurance proceeds in fiscal 2004. Insurance proceeds of $3.8 million in fiscal 2003 and $1.8 million in fiscal 2002 represent recoveries for claims related to the destruction of our World Trade Center store on September 11, 2001. The insurance proceeds received in fiscal 2003 are the final settlement of this claim.

Income Taxes

We have incurred significant losses during the last three years and are unable to carry back these losses to prior years. Fiscal 2004 and 2003 include certain state and foreign tax provisions of $0.6 million and $0.5 million, respectively.

For a discussion of our current tax position, see “—Critical Accounting Policies—Income Taxes.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under the Credit Facility. Our primary cash needs are capital expenditures in connection with opening new stores, making information technology system enhancements, meeting debt service requirements and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. See “—Outlook” below.

Operating Activities

	Year Ended
	January 31, 2004	January 29, 2005	January 28, 2006
	(in millions)
Net Income (loss)	$(50.2)	$(100.3)	$3.8
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	43.1	37.1	33.5
Accreted dividends on redeemable preferred stock	14.2	33.1	40.3
Non-cash interest	28.9	32.8	2.2
(Gain) loss on refinancing of debt	(41.1)	49.8	—
Other non-cash reconciling items	5.0	0.1	0.8
Changes in inventories	41.3	(22.1)	(28.1)
Changes in accounts payable and other current liabilities	(19.3)	32.6	10.1
Other changes in operating assets and liabilities	(3.7)	(4.3)	(5.8)

Net cash provided by operations	$18.2	$58.8	$56.8

Cash provided by operating activities decreased by $2.0 million to $56.8 million in fiscal 2005 compared to $58.8 million in fiscal 2004. Cash provided by operating activities in fiscal 2005 consisted of net income of $3.8 million and non-cash adjustments of $76.8 million, reduced by an increase in working capital of $23.8 million. The increase in working capital consisted primarily of an increase in inventories of $28.1 million, offset by an increase in accounts payable and other current liabilities of $10.1 million. Inventories were higher than prior years due to expected sales increases in Spring 2006, and the earlier receipt of a portion of these inventories. The increase in accounts payable and other current liabilities was primarily due to a $7.3 million increase in accounts payable which is attributable to the increase in inventories.

Cash provided by operating activities in fiscal 2004 was $58.8 million and consisted of a net loss of $100.3 million offset by non-cash adjustments of $152.9 million and a decrease in working capital of $6.2 million. The reduction in working capital was due primarily to a $32.6 million increase in accounts payable and other current liabilities, offset by an increase in inventories of $22.1 million. The increase in accounts payable and other current liabilities consisted of an increase of $19.2 million in accounts payable reflecting the increase in inventories and an increase of $13.4 million in other current liabilities. The increase in other current liabilities consisted primarily of (1) an increase of $5.0 million in customer liabilities from additional gift certificates, (2) an increase in accrued compensation of $5.0 million attributable to an increase in accrued bonuses in fiscal 2004 resulting from the improved operating performance, and (3) a $2.0 million increase in sales returns accrual due to increased sales in the fourth quarter of 2004. The increase in inventories reflected an increase of inventories for Spring 2005.

Cash provided by operating activities in fiscal 2003 was $18.2 million and consisted of a net loss of $50.2 million offset by non-cash adjustments of $50.1 million and a reduction in working capital of $18.3 million. The reduction in working capital was due primarily to a $41.3 million decrease in merchandise inventories, partially offset by a decrease of $19.3 million in accounts payable and other current liabilities. The decrease in merchandise inventories resulted from the liquidation of prior season inventories primarily in the first half of fiscal year 2003 as a result of a change in inventory strategy that emphasized the liquidation of inventories in the current season. Furthermore, orders placed for spring 2004 merchandise were conservative, reducing the amount of spring 2004 inventories on hand at January 31, 2004 compared to the prior year. The decrease in accounts payable and other current liabilities of $19.3 million consisted of $5.6 million in accounts payable, resulting largely from the decrease in inventories, and $13.7 million in other current liabilities. The decrease in other current liabilities consisted primarily of (1) a $4.3 million decrease in accrued interest as a result of the May 2003 exchange offer, which converted cash pay interest to accreted interest that is reflected in long-term debt, (2) a $4.0 million decrease in accrued compensation due to severance and one-time bonus accruals at February 1, 2003, and (3) a $2.3 million decrease in sales returns accrual related to a decrease in sales during the fourth quarter of 2003.

Investing Activities

Capital expenditures were $21.9 million in fiscal 2005, $13.4 million in fiscal 2004 and $9.9 million in fiscal 2003. Capital expenditures for the opening of new stores were $7.9 million in fiscal 2005 (11 stores), $5.9 million in fiscal 2004 (five stores) and $5.7 million in fiscal 2003 (four stores). The remaining capital expenditures in each period were for store renovation and refurbishment programs, investments in information systems and distribution center initiatives. Capital expenditures are planned at $55.0 million for fiscal 2006, including $27.0 million for 29 new store openings, $13.0 million for store renovation and refurbishment programs and $10 million for information technology enhancements.

Financing Activities

	Fiscal Year Ended
	January 31, 2004	January 29, 2005	January 28, 2006
	(in millions)
Proceeds from issuance of debt, net of costs incurred	$23.2	$252.9	$—
Repayment of debt	(0.8)	(324.2)	—
Exercise of stock options	—	—	2.7

Net cash (used in) provided by financing activities	$22.4	$(71.3)	$2.7

Cash provided by financing activities was $2.7 million in fiscal 2005 resulting from the exercise of stock options, compared to a use of cash of $71.3 million for fiscal 2004. The $71.3 million use of cash in fiscal 2004 resulted primarily from the redemption of $150.0 million aggregate principal amount of the 10 3/8% Notes and $169.0 million of the 16% Notes, partially offset by the proceeds of a $275.0 million 9 3/4% term loan net of costs of $22.1 million incurred in connection with the refinancing. Cash provided by financing activities in fiscal 2003 resulted from the issuance of $20.0 million aggregate principal amount of 5.0% Notes Payable and a $5.8 million term loan under the Credit Facility partially offset by costs incurred in the May 2003 exchange offer.

Credit Facility

On December 23, 2004, we, Operating and certain of its subsidiaries entered into an Amended and Restated Loan and Security Agreement (the “Credit Facility”) with Wachovia Capital Markets, LLC, as arranger and bookrunner, Wachovia Bank, National Association, as administrative agent (“Wachovia”), Bank of America N.A., as syndication agent, Congress Financial Corporation, as collateral agent, and a syndicate of lenders. The Credit Facility provides for revolving loans and letters of credit of up to $170.0 million (which can be increased to $250.0 million subject to certain conditions) at floating interest rates based on Wachovia’s prime rate plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.25% to 2.00%. The total amount of availability is limited to the sum of: (a) invested cash, (b) 90% of eligible receivables, (c) 95% of the net recovery percentage of inventories (as determined by inventory appraisal) for the period August 1 through December 15, or 92.5% of the net recovery percentage of inventories for the period December 16 through July 31, and (d) real estate availability of 65% of appraised fair market value. The Credit Facility expires in December 2009. Borrowings under the Credit Facility are guaranteed by us and all of Operating’s domestic direct or indirect subsidiaries and are secured by a perfected first priority security interest in substantially all of our and our subsidiaries’ assets.

The Credit Facility includes restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, make investments, make loans and make capital expenditures. We are required to maintain a fixed interest charge coverage ratio of 1.1x if excess availability is less than $20.0 million for any 30 consecutive day period. We have at all times been in compliance with this financial covenant.

See “Business — Corporate Restructuring” and “Business — The Proposed Initial Public Offering and Related Transactions” for a discussion of the recent amendments to the Credit Facility in connection with our October 2005 restructuring and the IPO.

There was $78.3 million available in short-term borrowings under the Credit Facility at January 28, 2006 based on the factors described above. There were no borrowings in fiscal 2005 and fiscal 2004, and average borrowings of $1.0 million in fiscal 2003.

Senior Subordinated Term Loan and 9 3/4% Notes

On November 21, 2004, Operating entered into a Senior Subordinated Loan Agreement with entities managed by Black Canyon Capital LLC and Canyon Capital Advisors LLC, which provided for a term loan of $275.0 million. We used the proceeds of the term loan to redeem in full the aggregate principal amount of the 10 3/8% Notes ($150.0 million) and in part the 16% Notes ($125.0 million). In January 2005, we redeemed the remaining $44.0 million of the 16% Notes using internally available funds. On March 18, 2005, the term loan was converted into equivalent 9 3/4% Notes in accordance with the terms of the loan agreement.

See “Business — The Proposed Initial Public Offering and Related Transactions” for a discussion of Operating’s cash tender offer and consent solicitation with respect to the 9 3/4% Notes.

The IPO and Related Transactions

See “Business — The Proposed Initial Public Offering and Related Transaction” for a discussion of the IPO and related transactions.

Outlook

We believe our current cash position, cash flow from operations and availability under the Credit Facility will be adequate to finance our working capital needs, planned capital expenditures and debt service obligations for the next twelve months.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of January 28, 2006, we had the following obligations under letters of credit in future periods.

Letters of credit	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Standby	$—	$—	$—	$6.0	$6.0
Documentary	63.9	—	—	—	63.9

Total	$63.9	$—	$—	$6.0	$69.9

Contractual Obligations

The following table summarizes our contractual obligations as of January 28, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Long-term debt obligations	$319.9	$—	$44.9	$—	$275.0
Interest on long-term debt obligations	246.3	29.7	58.5	53.6	104.5
Redeemable preferred stock	312.0	—	—	312.0	—
Operating lease obligations(1)	327.9	55.4	102.4	83.6	86.5
Purchase obligations
Inventory commitments	224.4	224.4	—	—	—
Other	8.1	4.5	3.6	—	—
Employment agreements	5.0	1.9	3.1	—	—

Total Purchase Obligations	237.5	230.8	6.7	—	—

Total(2)	$1,443.6	$315.9	$212.5	$449.2	$466.0

(1)	Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Our operating leases do not include common area maintenance, insurance, taxes and other occupancy costs, which constitute approximately an additional 50% of the minimum lease obligations.

(2)	These amounts do not include dividends on the Series A Preferred Stock and the Series B Preferred Stock.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been minor.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123R must be adopted no later than the first interim or annual period beginning after June 15, 2005.

As permitted by SFAS No. 123, we have accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. We will adopt SFAS No. 123R effective January 29, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 29, 2006 for which the requisite service has not been rendered and that are outstanding as of January 29, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R will require us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income pursuant to SFAS No. 123 in Note 1q of Notes to Consolidated Financial Statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” effective for fiscal years beginning after December 15, 2005. Statement No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle as well as the changes required by an accounting pronouncement that does not include specific transition provisions. The Company does not expect the implementation of Statement No. 154 to have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In October 2005, the FASB issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” FAS 13-1 concludes that there is no distinction between the right to use a leased asset during and after the construction period; therefore rental costs incurred during the construction period should be recognized as rental expense and included in income from continuing operations. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005; early adoption is permitted. The Company adopted FAS 13-1 in the fourth quarter of fiscal 2005 and the effect was not material.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies, which we have discussed with our audit committee, reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. We do not believe that changes in these assumptions and estimates are likely to have a material impact on our consolidated financial statements.

Revenue Recognition

We recognize Store sales at the time of sale, and Direct sales at the time merchandise is shipped to customers. Amounts billed to customers for shipping and handling of catalog and Internet sales are classified as other revenues and recognized at the time of shipment. We must make estimates of future sales returns related to current period sales. Management analyzes historical returns, current economic trends and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. We license our trademark and know-how to Itochu Corporation in Japan, for which we receive percentage royalty fees. We defer recognition of advance royalty payments and recognize royalty revenue when sales entitling us to royalty revenue occur. Employee discounts are classified as a reduction of revenue. We account for gift cards by recognizing a liability at the time a gift card is sold, and recognizing revenue at the time the gift card is redeemed for merchandise. We review our gift card liability on an ongoing basis and recognize our estimate of the unredeemed gift card liability on a ratable basis over the estimated period of redemption.

Inventory Valuation

Merchandise inventories are carried at the lower of average cost or market value. We capitalize certain design, purchasing and warehousing costs in inventory. We evaluate all of our inventories to determine excess inventories based on estimated future sales. Excess inventories may be disposed of through our factory channel, Internet clearance sales and other liquidations. Based on historical results experienced through various methods of disposition, we write down the carrying value of inventories that are not expected to be sold at or above costs. Additionally, we reduce the cost of inventories based on an estimate of lost or stolen items each period.

Deferred Catalog Costs

The costs associated with direct response advertising, which consist primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream of the catalog mailings, which we currently estimate to be four months. The expected future revenue stream is determined based on historical revenue trends developed over an extended period of time. If the current revenue streams were to diverge from the expected trend, our amortization of deferred catalog costs would be adjusted accordingly.

Asset Impairment

We are exposed to potential impairment if the book value of our assets exceeds their expected future cash flows. The major components of our long-lived assets are store fixtures, equipment and leasehold improvements. The impairment of unamortized costs is measured at the store level and the unamortized cost is reduced to fair value if it is determined that the sum of expected discounted future net cash flows is less than net book value.

Income Taxes

We have significant deferred tax assets resulting from net operating loss carryforwards and temporary differences, which will reduce taxable income in future periods. SFAS No. 109, “Accounting for Income Taxes” states that a valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, projections of future operating results, the market environment in which a company operates, and length of carryback and carryforward periods. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of our assessments, we established a valuation allowance to fully reserve our net deferred tax assets at January 29, 2005 and January 28, 2006. Although we realized pre-tax income in fiscal 2005, we do not expect to recognize any net tax benefits in future results of operations until we can demonstrate that an appropriate level of profitability can be sustained.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

We have a licensing agreement in Japan that provides for royalty payments in yen based on sales of J.Crew merchandise. We have entered into forward foreign exchange contracts from time to time in order to minimize this risk. At January 28, 2006, there were no forward foreign exchange contracts outstanding.

We also enter into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at January 28, 2006 were $69.9 million, including $6.0 million of standby letters of credit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of Group and Operating for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006 are included in Item 15 of this report:

J. Crew Group, Inc. and subsidiaries:

Consolidated Balance Sheets as of January 29, 2005 and January 28, 2006

Consolidated Statements of Operations for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006

Consolidated Statements of Changes in Stockholders’ Deficit for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006

J. Crew Operating Corp. and subsidiaries:

Consolidated Balance Sheets as of January 29, 2005 and January 28, 2006

Consolidated Statements of Operations for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006

Consolidated Statements of Changes in Stockholders’ Deficit for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms.

Such officers also confirm that there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Information required by items 10-14 with respect to Operating has been omitted pursuant to General Instruction I of Form 10-K. Information required by items 10-14 with respect to Group is described below.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the name, age and position of individuals who are serving as directors and executive officers of Group as of April 1, 2006.

Name	Age	Position
Millard Drexler	61	Chief Executive Officer and Chairman of the Board
Jeffrey Pfeifle	47	President
Tracy Gardner	42	Executive Vice President, Merchandising, Planning & Production
James Scully	41	Executive Vice President, Chief Financial Officer
Bridget Ryan Berman	45	Director
Richard Boyce	51	Director
Jonathan Coslet	41	Director
James Coulter	46	Director
Steven Grand-Jean	63	Director
Emily Scott	44	Director
Thomas Scott	40	Director
Stuart Sloan	62	Director
Josh Weston	77	Director

Millard Drexler. Mr. Drexler has been our Chief Executive Officer since January 2003 and Chairman of the Board of Directors and a director since March 2003. Before joining J.Crew, Mr. Drexler was Chief Executive Officer of The Gap, Inc. from 1995 until September 2002, and was President of The Gap, Inc. from 1987 to 1995. Mr. Drexler also serves on the Board of Directors of Apple Computer, Inc.

Jeffrey Pfeifle. Mr. Pfeifle has been our President since February 2003. Before joining J.Crew, Mr. Pfeifle was Executive Vice President, Product and Design of the Old Navy division of The Gap, Inc. from 1995 and Vice President of Men’s Product and Design for the Banana Republic division of The Gap, Inc. from 1993. Prior to that, Mr. Pfeifle was Director of Merchandising for Ralph Lauren from 1989.

Tracy Gardner. Ms. Gardner has been our Executive Vice President, Merchandising, Planning & Production since March 2004. Prior to joining J.Crew, Ms. Gardner held various positions at The Gap, Inc., including Senior Vice President of Adult Merchandising for the GAP brand from 2002 to March 2004, Vice President of Women’s Merchandising for the Banana Republic division from 2001 to 2002, Vice President of Men’s Merchandising for the Banana Republic division from 1999 to 2001 and Divisional Merchandising Manager of Men’s Wovens for the Banana Republic division prior to 1999.

James Scully. James Scully became our Executive Vice President and Chief Financial Officer on September 7, 2005. Prior to joining us, Mr. Scully served as Executive Vice President of Human Resources and Strategic Planning of Saks Incorporated from 2004. Before that Mr. Scully served as Saks Incorporated’s Senior Vice President of Strategic and Financial Planning from 1999 to 2004 and as Senior Vice President, Treasurer from 1997 to 1999. Prior to joining Saks Incorporated, Mr. Scully held the position of Senior Vice President of Corporate Finance at Bank of America (formerly NationsBank) from 1994 to 1997.

Bridget Ryan Berman. Ms. Berman has been a director since August 2005. Ms. Berman was appointed as Chief Executive Officer of Giorgio Armani Corporation, a U.S. subsidiary of Giorgio Armani S.p.A., effective April 2006. Prior thereto, Ms. Berman was Vice President and Chief Operating Officer of Retail Stores for Apple Computer, Inc. from April 2004 to August 2005. Prior to joining Apple Computer, Inc., Ms. Berman held various positions at Polo Ralph Lauren Corporation, including Group President of Polo Global Retail from 2003 to 2004, President and Chief Operating Officer of Polo Ralph Lauren Retail from 2001 to 2003 and President of Polo Factory Store Concepts from 1998 to 2001.

Richard Boyce. Mr. Boyce has been a director since 1997. Mr. Boyce periodically served as our Chief Executive Officer between 1997 and 1999, while also providing operating oversight to the remainder of the Texas Pacific Group portfolio. Mr. Boyce is a Senior Operating Partner of Texas Pacific Group, an affiliate of ours, and joined Texas Pacific Group in 1997. Mr. Boyce is Chairman of the Executive Committee of the Board of Directors of Burger King Corporation and serves on the Board of Directors of KRATON Polymers, Inc., ON Semiconductor and Spirit Group Holdings Ltd (UK).

Jonathan Coslet. Mr. Coslet has been a director since 2003. Mr. Coslet has been a partner of Texas Pacific Group, an affiliate of ours, since 1993 and is currently a senior partner and member of the firm’s Executive, Management and Investment Committees. Prior to joining Texas Pacific Group, Mr. Coslet worked at Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. Mr. Coslet also serves on the Board of Directors of Quintiles Transnational Corp., IASIS Healthcare Corp., Fidelity National Information Services and The Neiman Marcus Group, Inc.

James Coulter. Mr. Coulter has been a director since 1997. Mr. Coulter co-founded Texas Pacific Group, an affiliate of ours, in 1993 and has been Managing General Partner of Texas Pacific Group for more than eight years. From 1986 to 1992, Mr. Coulter was a Vice President of Keystone, Inc. From 1986 to 1988, Mr. Coulter was also associated with SPO Partners, an investment firm that focuses on public market and private minority investments. Mr. Coulter also serves on the Board of Directors of Lenovo Group Limited, Seagate Technology, Zhone Technologies, Inc. and The Neiman Marcus Group, Inc.

Steven Grand-Jean. Mr. Grand-Jean has been a director since 2003. Mr. Grand-Jean has been President of Grand-Jean Capital Management for more than five years.

Emily Scott. Ms. Scott has been a director since 1992. Ms. Scott served as Chairman of the Board of Directors from 1997 to 2003. Ms. Scott worked at J.Crew from 1983, the year that it was founded, until 2003 and has previously served as our Chief Executive Officer and Vice Chairman. Ms. Scott is married to Thomas Scott, a director of J.Crew, and is a founding partner of Plum TV, LLC, a television station network operating in select resort markets.

Thomas Scott. Mr. Scott has been a director since 2002. Mr. Scott is a founding partner of Plum TV, LLC, and has served as its Chief Executive Officer and Executive Co-Chairman since September 2003. He is also a founding partner of Nantucket Allserve Inc., a beverage supplier, and has served as Co-Chairman thereof since 1989 and as Co-Chairman and Co-Chief Executive Officer from 1989 to 2000. Mr. Scott has also served as Co-Chairman of Shelflink, a supply chain software company, since 2000. Mr. Scott is married to Emily Scott, a director of J.Crew.

Stuart Sloan. Mr. Sloan has been a director since September 2003. Mr. Sloan is the founder of Sloan Capital Companies, a private investment company, and has been a Principal thereof since 1984. Mr. Sloan also serves on the Board of Directors of Anixter International, Inc. and Rite Aid Corp.

Josh Weston. Mr. Weston has been a director since 1998. Mr. Weston also served as Honorary Chairman of the Board of Directors of Automatic Data Processing, a computing services business, from 1998 to November 2004. Mr. Weston was Chairman of the Board of Directors of Automatic Data Processing from 1996 until 1998, and Chairman and Chief Executive Officer for more than five years prior thereto. Mr. Weston also serves on the Board of Directors of Gentiva Health Services, Inc. and Russ Berrie & Company, Inc.

All of our directors were nominated pursuant to the terms of stockholders’ agreements. Ms. Scott and Mr. Scott were nominated by Ms. Scott pursuant to a stockholders’ agreement between her and Partners II. Messrs. Boyce, Coslet and Coulter were nominated by Partners II pursuant to this stockholders’ agreement. See “Executive Compensation—Shareholders’ Agreements.”

Messrs. Drexler, Grand-Jean and Sloan were nominated by Mr. Drexler pursuant to a stockholders’ agreement between him and Partners II. See “Executive Compensation—Shareholders’ Agreements.” Mr. Weston and Ms. Berman were nominated by Mr. Drexler and Partners II pursuant to this agreement.

Our Board of Directors

Board Size and Composition. Our board of directors currently has 10 members. Our bylaws provide that our board of directors consists of no less than three persons. The exact number of members of our board of directors will be determined from time to time by resolution of a majority of our full board of directors.

Committees of the Board. Our standing board committees consist of an audit committee and a compensation committee.

Audit Committee. The audit committee currently consists of Messrs. Weston (Chairperson), Boyce and Grand-Jean. The board of directors has determined that Mr. Weston qualifies as an “audit committee financial expert” under SEC rules and regulations.

The audit committee assists the board in monitoring the integrity of our financial statements, our independent auditors’ qualifications and independence, the performance of our audit function and independent auditors, and our compliance with legal and regulatory requirements. The audit committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to the audit committee.

Compensation Committee. The compensation committee currently consists of Messrs. Coulter (Chairperson) and Sloan and Ms. Scott.

The primary duty of the compensation committee is to discharge the responsibilities of the board of directors relating to compensation practices for our executive officers and other key employees, as the committee may determine and to ensure that management’s interests are aligned with the interests of our equity holders. The compensation committee also reviews and makes recommendations to the board of directors with respect to our employee benefits plans, compensation and equity-based plans and compensation of directors. The compensation committee makes recommendations to the board of directors with respect to the compensation and benefits of the chief executive officer and approves the compensation and benefits of the other executive officers.

Compensation of Directors. Directors who are our employees or representatives of TPG (Messrs. Boyce, Coslet, Coulter and Drexler) do not receive any compensation for their services. All other Directors (Messrs. Grand-Jean, Scott, Sloan and Weston and Ms. Scott) received the following as compensation in 2005: (1) a cash retainer of $30,000 and (2) a non-qualified stock option to purchase 20,000 shares of Group common stock. The options have an exercise price of $12.60 per share, have a term of 10 years and become exercisable and vest in equal installments over a two year period. Ms. Berman became a Director in August 2005 and therefore received a pro-rated share of the cash retainer and a non-qualified stock option to purchase 20,000 shares of Group common stock. Ms. Berman’s options have an exercise price of $13.40 per share and all other terms are the same. If a Director ceases to serve as a Director for any reason, other than removal for cause, any options vested at the time of termination of his or her services will remain exercisable for 90 days (but no longer than the 10 year term of the options). In addition, Mr. Weston, the Chairman of the audit committee, received additional cash compensation of $10,000 for his services on such committee.

Our board of directors has also approved the following to be paid as compensation to all eligible directors for their services in 2006: (1) a cash retainer of $35,000; (2) an additional cash payment of $2,000 for each Board meeting attended in person; and (3) a non-qualified stock option to purchase 7,500 shares of Group common stock. The options will have an exercise price per share equal to the fair market value at the time of grant, have a term of 10 years and vest in equal installments over a two year period. If a Director ceases to serve as a Director for any reason, other than removal for cause, any options vested at the time of termination of his or her services will remain exercisable for 90 days (but no longer than the 10 year term of the options). In addition, the Chairman of the audit committee will receive additional cash compensation of $20,000 and the Chairman of the compensation committee will receive additional cash compensation of $10,000 for their respective services on such committees.

Code of Ethics and Business Practices

We have adopted a Code of Ethics and Business Practices that applies to all of our Directors and employees, including to our chief executive officer, chief financial officer, controller and our other senior financial officers. A copy of the Code is filed as an exhibit to this report and is available free of charge upon written request to the Corporate Secretary, J.Crew Group, Inc., 770 Broadway, New York, NY 10003.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth compensation paid by Group for fiscal 2005, 2004 and 2003:

•	to our chief executive officer,

•	to each of our three other most highly compensated executive officers as of the end of fiscal 2005, and

•	to an additional executive officer who was not employed as of the end of fiscal 2005.

We refer to these individuals as the named executive officers elsewhere in this Form 10-K.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation			Long Term Compensation
					Other Annual Compensation ($)(1)		Awards				Payouts	All Other Compensation ($)(3)
		Salary($)	Bonus($)				Restricted Stock Award(s) ($)(2)		Securities Underlying Options/SARS(#)		LTIP Payouts ($)
Millard Drexler Chief Executive Officer and Chairman	2005 2004 2003	200,000 200,000 200,000	— — —		751,000 484,500 500,000	(4) (4) (4)	804,000 55,500 598,654	(5) (5) (5)	80,000 1,698,778 —	(6)	— — —	— — —
Jeffrey Pfeifle President	2005 2004 2003	781,200 760,000 760,000	400,000 500,000 2,400,000	(7)	— — —		201,000 18,500 119,731	(8) (8) (8)	50,000 223,170 —	(9)	— 800,000 400,000	8,400 8,900 —
James Scully Executive Vice President and Chief Financial Officer	2005 2004 2003	188,200 — —	250,000 — —	(10)	230,700 — —	(11)	469,000 — —	(12)	130,000 — —		— — —	— — —
Tracy Gardner Executive Vice President, Merchandising, Planning & Production	2005 2004 2003	492,300 398,100 —	350,000 450,000 —	(13)	— 95,500 —	(14)	327,000 37,000 —	(15) (15)	145,000 90,000 —		— — —	— — —
Roxane Al-Fayez(16) Former Executive Vice President, Catalog & e-Commerce	2005 2004 2003	243,300 377,900 155,400	— 275,000 100,000	(17) (17)	55,500 83,800 —	(18) (18)	126,000 7,400 18,500	(19) (19) (19)	45,000 10,000 35,000		— — —	8,400 1,700 —

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named executive officers, other than Mr. Drexler, for each of fiscal 2005, 2004 and 2003 did not exceed the lesser of 10% of his or her total annual salary and bonus for such year or $50,000; such amounts are not included in the table.

(2)	Holders of restricted stock have the same right to receive dividends as other holders of Group’s common stock. Group has not paid any cash dividends on its common stock. There is no established public market for shares of our common stock. Based on customary corporate valuation techniques, including an analysis of the discounted value of our potential earnings and cash flow, the valuation of comparable companies and current book value per share, the value of a share of Group’s common stock was estimated to be $12.60 as of March 31, 2005 and $13.40 as of August 8, 2005. Restricted stock awards in fiscal 2005 reflect an estimated share value on the respective dates of grant, and awards in 2004 and fiscal 2003 reflect an estimated share value of $0.74 on the date of grant. As of April 1, 2006, the named executive officers held the following aggregate number of restricted shares of our common stock: Mr. Drexler—664,031 vested shares and 335,754 unvested shares; Mr. Pfeifle—121,349 vested shares and 80,449 unvested shares; Mr. Scully—0 vested shares and 35,000 unvested shares; Ms. Gardner—12,500 vested shares and 62,500 unvested shares; Ms. Al-Fayez—6,250 vested shares and 0 unvested shares.

(3)	For Mr. Pfeifle and Ms. Al-Fayez, all amounts represent contributions made by us on behalf of such named executive officers to our 401(k) plan.

(4)	Under the terms of his services agreement and amended and restated employment agreement, Mr. Drexler is entitled to the reimbursement of business expenses, provided that in each of fiscal 2005, 2004 and 2003, his salary, bonus and reimbursement of business expenses could not exceed $700,000 per annum in the aggregate. We have determined that for fiscal year 2005, only business expenses related to aircraft usage (which is described further below) will count toward the aggregate $700,000 cap. We have also reimbursed Mr. Drexler for other business expenses not subject to the cap that were incurred in the ordinary course of business and therefore are not reflected in the table above. For Mr. Drexler, the amount listed under “Other Annual Compensation” for fiscal 2005 also includes: (i) reimbursement for relocation expenses ($201,000) and (ii) the portion of annual salary and benefits for a driver provided by us that is allocable to personal use ($50,000). We have reimbursed a company of which Mr. Drexler is a principal for the use for corporate business of a private aircraft owned by that company. The total reimbursements for the use of such aircraft in fiscal 2004 and 2005 were approximately $255,600 and $636,000 respectively. The amounts applicable to Mr. Drexler’s business use of the aircraft in fiscal 2004 and 2005 were $255,600 and $500,000, respectively, and are included in the total amounts described in this footnote. The remaining $136,000 reimbursed to Mr. Drexler’s company was for other employees’ use of the aircraft for business purposes during fiscal year 2005.

(5)	In August 2005, Mr. Drexler was granted 60,000 shares of our common stock, of which 50% will vest on each of August 8, 2008 and August 8, 2009. In November 2004, Mr. Drexler was granted 75,000 shares of our common stock, of which 50% will vest on each of November 1, 2007 and November 1, 2008. In September 2003, Mr. Drexler was granted 83,689 shares of our common stock, of which 5,976 shares vested immediately upon grant, 19,429 shares vested on January 27, 2004, 19,428 shares vested on January 27, 2005 and 19,428 shares vested on January 27, 2006, and the remainder will vest on January 27, 2007. In February 2003, Mr. Drexler was granted 725,303 shares of our common stock, of which 181,326 shares vested on each of January 27, 2004, January 27, 2005 and January 27, 2006 the remainder of which will vest on January 27, 2007. Mr. Drexler paid us $800,000 for the shares granted to him in February 2003, which was in excess of their fair market value at the time of grant. In addition, in February 2003, a corporation of which Mr. Drexler is a principal was also granted 55,793 shares of our common stock, all of which vested immediately upon grant.

(6)	This amount includes the grant of 1,673,778 replacement stock options to Mr. Drexler in May 2004 following his surrender of the same number of stock options in September 2003. We refer you to “Employment Agreements and Other Compensation Arrangements—Employment and Other Agreements” for information on these replacement options.

(7)	This amount represents one-time bonuses in the total amount of $2,000,000 and a $400,000 guaranteed annual bonus for fiscal 2003.

(8)	In August 2005, Mr. Pfeifle was granted 15,000 shares of our common stock, of which 100% will vest on August 14, 2009. In November 2004, Mr. Pfeifle was granted 25,000 shares of our common stock, of which 50% will vest on each of November 1, 2007 and November 1, 2008. In September 2003, Mr. Pfeifle was also granted 50,213 shares of our common stock, of which 12,554 shares vested on February 1, 2004, 12,553 shares vested on February 1, 2005 and 12,553 shares vested on February 1, 2006, and the remainder will vest on February 1, 2007. In addition, in February 2003, Mr. Pfeifle was granted 111,585 shares of our common stock, of which 27,897 shares vested on February 1, 2004, 27,896 shares vested on February 1, 2005 and 27,896 shares vested on February 1, 2006, and the remainder will vest on February 1, 2007.

(9)	This amount includes the grant of 223,170 replacement stock options to Mr. Pfeifle in May 2004 following his surrender of the same number of stock options in September 2003. We refer you to “Employment Agreements and Other Compensation Arrangements—Employment and Other Agreements” for information on these replacement options.

(10)	This amount represents a guaranteed annual bonus for fiscal 2005.

(11)	This amount represents $65,700 in housing allowances and commuting reimbursements, including applicable tax gross-up amounts, and a $165,000 transition bonus.

(12)	In September 2005, Mr. Scully was granted 35,000 shares of our common stock, of which 25% will vest on each of September 7, 2006, 2007, 2008 and 2009.

(13)	This amount represents a $150,000 sign-on bonus and a $300,000 annual bonus for fiscal 2004.

(14)	This amount represents $95,500 in reimbursement for or payment of relocation expenses and includes applicable tax gross-up amounts.

(15)	In August 2005, Ms. Gardner was granted 15,000 shares of our common stock, of which 100% will vest on August 14, 2009. In May 2005, Ms. Gardner was granted 10,000 shares of our common stock, of which 50% will vest on each of May 5, 2008 and May 5, 2009. In May 2004, Ms. Gardner was granted 50,000 shares of our common stock, which will vest in equal annual installments on each of April 1 of 2006, 2007, 2008 and 2009.

(16)	Ms. Al-Fayez resigned from her position with us effective as of August 19, 2005.

(17)	In fiscal 2004, this amount represents a $25,000 one-time bonus paid in October 2004 and a $250,000 annual bonus for fiscal 2004. In fiscal 2003, this amount represents a $50,000 sign-on bonus and a $50,000 guaranteed annual bonus for fiscal 2003.

(18)	These amounts represent $83,800 and $55,500 in fiscal 2004 and 2005, respectively, in housing allowances and commuting reimbursements and includes applicable tax gross-up amounts.

(19)	In May 2005, Ms. Al-Fayez was granted 10,000 shares of our common stock, of which 50% were scheduled to vest on each of May 5, 2008 and May 5, 2009. In November 2004, Ms. Al-Fayez was also granted 10,000 shares of our common stock, of which 50% were scheduled to vest on each of November 1, 2007 and November 1, 2008. In October 2003, Ms. Al-Fayez was granted 25,000 shares of our common stock, of which 6,250 shares vested on October 22, 2004 and the remainder were scheduled to vest in equal annual installments on each of October 22, 2005, 2006 and 2007. All of these shares, other than the 6,250 shares that vested on October 22, 2004, were forfeited upon Ms. Al-Fayez’s resignation.

The following table shows information concerning options to purchase shares of Group’s common stock granted to each of the named executive officers during fiscal 2005.

Option Grants in Last Fiscal Year

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(a)
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees In Fiscal Year		Exercise Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Millard Drexler	40,000 40,000	3.9 3.9	% %	15.00 25.00	2015 2015	273,088 —	790,246 390,246
Jeffrey Pfeifle	25,000 25,000	2.5 2.5	% %	12.60 13.40	2015 2015	198,102 210,680	502,029 533,904
James Scully	50,000 40,000 40,000	4.9 3.9 3.9	% % %	13.40 15.00 25.00	2015 2015 2015	421,359 273,088 —	1,067,807 790,246 390,246
Tracy Gardner	20,000 20,000 50,000 10,000 10,000 35,000	2.0 2.0 4.9 1.0 1.0 3.5	% % % % % %	15.00 25.00 12.60 15.00 25.00 13.40	2015 2015 2015 2015 2015 2015	— — 396,204 55,241 — 294,952	94,249 — 1,004,058 176,812 76,812 747,465
Roxane Al-Fayez	25,000 10,000 10,000	2.5 1.0 1.0	% % %	12.60 15.00 25.00	2005 2005 2005	15,750 — —	31,500 — —

(a)	There is no established public market for shares of Group’s common stock. Based on customary corporate valuation techniques, including an analysis of the discounted value of our potential earnings and cash flow, the valuation of comparable companies and current book value per share, the value of a share of Group’s common stock was estimated to be $12.60 as of March 31, 2005 and $13.40 as of August 8, 2005.

The following table shows the number of options to purchase shares of Group’s common stock held by each of the named executive officers at the end of fiscal 2005 and the number of shares of common stock acquired by each named executive officer upon the exercise of options in fiscal 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money-Options at Fiscal Year End($)(a)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Millard Drexler	139,482	806,206	982,662	1,214,600	0/0	0/0
Jeffrey Pfeifle	41,845	241,864	55,794	342,909	0/0	0/0
James Scully	—	—	—	—	0/0	0/0
Tracy Gardner	—	—	—	—	0/0	0/0
Roxane Al-Fayez	11,250	65,025	—	—	0/0	0/0

(a)	There is no established public market for shares of Group’s common stock. Based on customary corporate valuation techniques, including an analysis of the discounted value of our potential earnings and cash flow, the valuation of comparable companies and current book value per share, the value of a share of Group’s common stock was estimated to be $6.40 as of January 28, 2006. Therefore, since the exercise price of the options exceeds the estimated value of a share of Group’s common stock at January 28, 2006, the value of unexercised in-the-money options is shown as zero.

Employment Agreements and Other Compensation Arrangements

Employment and Other Agreements

Millard Drexler. On October 20, 2005, we entered into an amended and restated employment agreement with Mr. Drexler, which replaces the services agreement that previously governed Mr. Drexler’s employment. Pursuant to this amended and restated agreement, Mr. Drexler will continue to serve as our Chief Executive Officer until August 31, 2008, provided that the amended and restated agreement will automatically extend for successive one-year periods unless we or Mr. Drexler provide at least 90 days’ written notice prior to the expiration of the then-current term. The amended and restated agreement provides Mr. Drexler with a minimum annual base salary of $200,000, an opportunity to earn an annual bonus based on the achievement of earnings objectives to be determined each year and the reimbursement of business expenses, provided that his total cash compensation cannot exceed $700,000 per year. We have agreed to reimburse Mr. Drexler $250,000 of moving expenses in connection with his relocation from California to New York, and have reimbursed Mr. Drexler $250,000 pursuant to this provision. The reimbursement of such relocation expenses shall be excluded from the $700,000 cap. Beginning February 1, 2006, Mr. Drexler will be eligible to receive a target bonus of $800,000 (provided that his bonus may be greater or lesser in the compensation committee’s discretion) and his total annual cash compensation will no longer be subject to a cap. Pursuant to the amended and restated agreement, if we terminate Mr. Drexler’s employment without “cause” or he terminates his employment for “good reason” (each as defined in the employment agreement), Mr. Drexler will be entitled to receive (i) a payment of his annual base salary through the termination date, any accrued vacation pay and any unreimbursed expenses, (ii) a payment equal to his annual base salary and target bonus, one-half of such payment to be paid on the first business day that is six months and one day following the termination date and the remaining one-half of such payment to be paid in six equal monthly installments commencing on the first business day of the seventh calendar month following the termination date, (iii) a pro-rated bonus based on (A) the last bonus Mr. Drexler received prior to the termination date and (B) the number of days of service completed by Mr. Drexler in the year of termination, such amount to be paid on the first business day that is six months and one day following the termination date, and (iv) the accelerated vesting of any unvested restricted shares and/or unvested stock options as provided for in any applicable grant agreement. In the event that any payment or benefit provided to Mr. Drexler following the IPO becomes subject to the excise taxes imposed by the “parachute payment” provisions of the Internal Revenue Code, Mr. Drexler will be entitled to receive a “gross-up” payment in connection with any such excise taxes. Mr. Drexler remains subject to customary non-solicitation, non-competition and confidentiality covenants.

In September 2003, Mr. Drexler surrendered to us all of his “premium options” which were granted to him in accordance with his previous services agreement. The premium options consisted of options to purchase 836,889 shares at an exercise price equal to $25.00 per share and 836,889 shares at an exercise price equal to $35.00 per share. In consideration of the surrender, we granted to Mr. Drexler replacement premium options in May 2004 as follows: options to purchase 836,889 shares at an exercise price equal to $15.00 per share and options to purchase an additional 836,889 shares at an exercise price equal to $25.00 per share. The replacement premium options are subject to the same terms and conditions (other than the expiration date and exercise price), including vesting schedule, as the surrendered premium options. This option repricing was approved by a majority of our board of directors.

Mr. Drexler’s previous services agreement provided for the grant of 55,793 restricted shares of our common stock that vested immediately and the grant of 725,303 restricted shares of our common stock that vest in equal annual installments over four years commencing on January 27, 2005 (the second anniversary of the date his service commenced). We refer to these shares collectively as the “Drexler Restricted Shares.” Mr. Drexler paid us $800,000 for the 725,303 share grant of the Drexler Restricted Shares. The Drexler Restricted Shares remain subject to these terms under Mr. Drexler’s amended and restated employment agreement.

We refer you to footnote (4) to the Summary Compensation Table for information on the Drexler Restricted Shares and vesting of those shares.

Mr. Drexler has entered into a stockholders’ agreement with us and Partners II relating to the Drexler Restricted Shares and any other shares of our common stock that he may subsequently acquire. Under the provisions of this stockholders’ agreement:

(i)	Mr. Drexler is subject to certain restrictions on the transfer of his shares (Drexler Restricted Shares and any other shares he may subsequently acquire), and we have rights to purchase Mr. Drexler’s shares in certain circumstances,

(ii)	Mr. Drexler has the right to include the Drexler Restricted Shares in any registered offering of our common stock that includes shares of our common stock held by Partners II (or any of its permitted transferees) and, on the first anniversary of the existence of a public market for our common stock, to require us to register the Drexler Restricted Shares under the Securities Act,

(iii)	if a third party acquires all or substantially all of our shares and Partners II intends to transfer its shares to such purchaser, Partners II may require Mr. Drexler to transfer the Drexler Restricted Shares as well,

(iv)	Mr. Drexler has the right to transfer the Drexler Restricted Shares in a transaction described in paragraph (iii),

(v)	Mr. Drexler has the right to nominate three directors directly and three additional directors by mutual agreement with Partners II,

(vi)	Mr. Drexler has the right to consent to our operating/capital budgets, and

(vii)	Mr. Drexler had certain anti-dilution and co-investment rights which expired according to the terms of the agreement on January 31, 2004 and January 31, 2005, respectively.

The provisions of Mr. Drexler’s stockholders’ agreement described in paragraphs (v) – (vi) above will terminate upon the existence of a public market for our common stock.

Jeffrey Pfeifle. Mr. Pfeifle has entered into an employment agreement with us pursuant to which he has agreed to serve as President for five years beginning on February 1, 2003, subject to automatic one-year renewals unless we or Mr. Pfeifle provide at least three months’ written notice prior to the expiration of the then current term. The agreement provides for an annual base salary of $760,000, (with such amount to be reviewed by the board annually), one-time bonuses in the total amount of $2,000,000 which became payable after his start date, an annual bonus based on the achievement of earnings objectives to be determined each year provided that the minimum bonus payable for fiscal 2003 would be $400,000, a long-term cash incentive payment between $800,000 and $1,200,000 based on the achievement of performance objectives to be determined each year payable in installments at the end of fiscal years 2003 and 2004, and reimbursement of business expenses. The annual bonus shall be a percentage of the base salary, with the target bonus ranging from 25% to a maximum of 100% of base salary. The agreement also provides for (i) the grant of options to purchase 167,378 shares of our common stock at an exercise price equal to $6.82 per share, which we refer to as “initial options,” and (ii) the grant of premium options to purchase an additional 111,585 shares at an exercise price equal to $25.00 per share and 111,585 shares at an exercise price equal to $35.00 per share, which we refer to as “premium options.” The initial options and the premium options vest in equal annual installments over four years commencing on the second anniversary of the date Mr. Pfeifle commenced his employment with us. The agreement also provides for the grant of 111,585 shares of our common stock, which we refer to as the “Pfeifle Restricted Shares.” Under the agreement, Mr. Pfeifle is subject to customary non-solicitation, non-competition and confidentiality covenants.

Under Mr. Pfeifle’s employment agreement, if Mr. Pfeifle’s employment is terminated by us without “cause” or by him for “good reason” (each as defined in the employment agreement), or as a result of the provision of notice of our intent not to renew his employment period, Mr. Pfeifle will be entitled to receive his base salary for two years, a pro-rated amount of any bonus that he would have otherwise received for the fiscal year ending before the termination date, and the immediate vesting of that portion of the initial options, premium options and Pfeifle Restricted Shares that would have become vested on the next scheduled vesting date following the termination date. If termination occurs within the two year period following a “change in control” (as defined in the employment agreement) or within six months before a “change in control,” all of the unvested initial options, premium options and Pfeifle Restricted Shares will immediately vest and become exercisable.

In September 2003, Mr. Pfeifle surrendered all of his premium options to us. In consideration of the surrender, we granted Mr. Pfeifle replacement premium options in May 2004 as follows: options to purchase 111,585 shares at an exercise price equal to $15.00 per share and options to purchase an additional 111,585 shares at an exercise price equal to $25.00 per share. The replacement premium options are subject to the same terms and conditions (other than expiration date), including vesting schedule, as the surrendered premium options. This option repricing was approved by a majority of our board of directors.

We refer you to footnote (6) to the Summary Compensation Table for information on the Pfeifle Restricted Shares and the vesting of those shares.

Mr. Pfeifle has entered into a stockholders’ agreement with us and Partners II. This stockholders’ agreement:

(i)	imposes certain restrictions on the transfer of Mr. Pfeifle’s shares (Pfeifle Restricted Shares and any other shares he may subsequently acquire) and give us rights to purchase Mr. Pfeifle’s shares in certain circumstances, and

(ii)	provides for certain transfer restrictions and customary tag-along and drag-along rights.

The provisions of Mr. Pfeifle’s stockholders’ agreement described in paragraph (ii) above will terminate upon the existence of a public market for our common stock.

James Scully. We have entered into an employment agreement dated August 16, 2005, with James Scully, pursuant to which he has agreed to serve as our Executive Vice President and Chief Financial Officer, effective September 7, 2005, for a three year period, subject to automatic one-year renewals unless we or Mr. Scully provide four month’s written notice prior to the expiration of the then current term. The agreement provides for a base salary of $475,000, which will be reviewed annually by us. He is eligible to receive an annual bonus with a target bonus of 50% of base salary and a maximum of 100% of base salary, based upon the achievement of certain company and individual performance objectives, provided that for fiscal 2005, Mr. Scully received a guaranteed bonus of $250,000. Mr. Scully also received a $165,000 transition support payment, provided that in the event he voluntarily terminates his employment without “good reason” or we terminate his employment for “cause” (each as defined in the agreement) within the first year of employment, Mr. Scully will be required to immediately pay us back a pro-rata portion of the transition support payment. The agreement also provides Mr. Scully with relocation assistance in connection with his relocation to New York in accordance with our executive homeowner relocation policy, provided that in the event that he voluntarily terminates his employment without good reason prior to the first anniversary of his employment, he will be required to immediately pay back a pro-rata portion of all relocation assistance payments that he received. In addition we have granted to Mr. Scully the following equity awards: (i) options to purchase 50,000 shares of our common stock at an exercise price per share equal to $13.40 on the date of grant, which we refer to as “initial options,” (ii) premium options to purchase an additional 40,000 shares at an exercise price equal to $15.00 per share and 40,000 shares at an exercise price equal to $25.00 per share, which we refer to as “premium options,” and (iii) 35,000 restricted shares, all of which will vest in equal annual installments beginning on the first anniversary of the grant date. We refer to these restricted shares as the “Scully Restricted Shares.” Under the agreement, Mr. Scully is subject to customary non-solicitation, non-competition and confidentiality covenants.

Under Mr. Scully’s agreement, if we terminate his employment without “cause” or he terminates his employment for “good reason”, he will be entitled to receive his base salary for one year, continuation of medical benefits for one year, which may be provided by us reimbursing payment of COBRA premiums, and a pro-rated amount of any bonus that he would have otherwise received for the fiscal year that includes the termination date. However, Mr. Scully’s right to the continuation of his base salary and medical coverage for the one-year period following termination of employment will cease, respectively, upon the date that he becomes employed by a new employer or otherwise begins providing services for another entity and the date he becomes eligible for coverage under another group health plan, provided that if the cash compensation he receives from his new employer or otherwise is less than his base salary in effect immediately prior to his termination date, he will be entitled to receive the difference between his base salary and his new amount of cash compensation during the remainder of the severance period.

We refer you to footnote (11) to the Summary Compensation Table for information on the Scully Restricted Shares and vesting of those shares.

Mr. Scully has entered into a stockholders’ agreement with us and Partners II. This stockholders’ agreement:

(i)	imposes certain restrictions on the transfer of Mr. Scully’s shares (Scully Restricted Shares and any other shares he may subsequently acquire) and give us rights to purchase Mr. Scully’s shares in certain circumstances, and

(ii)	provides for certain transfer restrictions and customary tag-along and drag-along rights.

The provisions of Mr. Scully’s stockholders’ agreement described in paragraph (ii) above will terminate upon the existence of a public market for our common stock.

Tracy Gardner. Ms. Gardner has entered into an employment agreement with us pursuant to which she has agreed to serve as Executive Vice President, Merchandising, Planning and Production for four years beginning in March 2004, subject to renewal upon mutual agreement. The agreement provides for a minimum annual base salary of $450,000, a one-time sign-on bonus of $150,000, and an annual bonus with a target of 50% of base salary and a maximum of 100% of base salary, based on the achievement of earnings objectives and individual performance goals to be determined each year, provided that the minimum bonus payable with respect to fiscal 2004 was $112,500. The agreement also provides for (i) the grant of options to purchase 50,000 shares of our common stock at an exercise price equal to $6.82 per share, which we refer to as “initial options,” and (ii) the grant of premium options to purchase an additional 20,000 shares of our common stock at an exercise price equal to $15.00 per share and 20,000 shares of our common stock at an exercise price equal to $25.00 per share, which we refer to as “premium options.” The agreement also provides for the grant in March 2005 of (x) an additional option to purchase 20,000 shares of our common stock at an exercise price equal to $15.00 per share and (y) an additional option to purchase 20,000 shares of our common stock at an exercise price equal to $25.00 per share, which we refer to as the “additional premium options.” The initial options vest in equal annual installments over four years commencing on the first anniversary of the grant date. The premium options and the additional premium options vest in equal installments over four years commencing on the second anniversary of their respective grant dates. The agreement also provides for the grant of 50,000 shares of our common stock, which we refer to as the “Gardner Restricted Shares.” Ms. Gardner also received relocation benefits in connection with her relocation to the New York City area. Under the agreement, Ms. Gardner is subject to customary non-solicitation, non-competition and confidentiality covenants.

We refer you to footnote (14) to the Summary Compensation Table for information on the Gardner Restricted Shares and vesting of those shares.

Ms. Gardner has entered into a stockholders’ agreement with us and Partners II. This stockholders’ agreement:

(i)	imposes certain restrictions on the transfer of Ms. Gardner’s shares (Gardner Restricted Shares and any other shares she may subsequently acquire) and give us rights to purchase Mr. Gardner’s shares in certain circumstances, and

(ii)	provides for certain transfer restrictions and customary tag-along and drag-along rights.

The provisions of Ms. Gardner’s stockholders’ agreement described in paragraph (ii) above will terminate upon the existence of a public market for our common stock.

Under Ms. Gardner’s employment agreement, if we terminate her employment without “cause” or she terminates her employment for “good reason” (each as defined in the employment agreement), Ms. Gardner will be entitled to receive her base salary for one year and a pro-rated amount of any bonus that she would have otherwise received for the fiscal year ending before the termination date. However, Ms. Gardner’s right to the continuation of her base salary for one year following the termination of her employment will cease upon the date that she becomes employed by a new employer or otherwise begins providing services for another entity, provided that if the cash compensation she receives from her new employer or otherwise is less than her base salary in effect immediately prior to her termination date, she will be entitled to receive the difference between her base salary and her new amount of cash compensation during the remainder of the severance period.

Group’s Amended and Restated 1997 Stock Option Plan

Group’s board of directors adopted the 1997 Stock Option Plan (“1997 Plan”) on October 17, 1997, and Group’s stockholders approved the 1997 Plan on December 29, 1997.

Share Reserve. We have authorized 1,910,000 shares of our common stock for issuance under the 1997 Plan. The aggregate number of shares available for issuance under the 1997 Plan may be adjusted in the case of a stock dividend, recapitalization, stock split, reverse stock split, merger, or other similar corporate transaction or event, in order to prevent dilution or enlargement of the benefits or potential benefits intended to be provided under the 1997 Plan. In addition, shares subject to stock awards that have expired, been forfeited or otherwise terminated without having been exercised may be subject to new awards under the 1997 Plan. As of January 28, 2006, options to purchase 1,682,448 shares of our common stock at a weighted average exercise price of $9.40 per share were outstanding under the 1997 Plan.

Eligibility. Key employees, officers, and consultants of our company or our subsidiaries are eligible to participate in the 1997 Plan.

Administration. The 1997 Plan is currently administered by our compensation committee. Our compensation committee determines, among other things, which eligible persons are to receive awards, the number of shares of our common stock subject to each award, the exercise price per share underlying each option, the vesting schedule for each stock option, and the other terms and conditions of each award, consistent with the provisions of the 1997 Plan. The terms and conditions of each award shall be set forth in a written award agreement with the recipient. Our compensation committee has authority to interpret and administer the 1997 Plan and any award agreement and to establish rules and regulations for the administration of the 1997 Plan.

Options. Options granted under the 1997 Plan will be nonqualified stock options. The holder of an option granted under the 1997 Plan will be entitled to purchase a number of shares of our common stock at a specified exercise price during a specified time period, as determined by our compensation committee. Options granted under the 1997 Plan may become exercisable based on the optionee’s continued employment and, prior to a public offering of our common stock, may be exercised only if the optionee agrees to be bound by a stockholders’ agreement. The exercise price for an option may be paid in cash, in shares of our common stock valued at fair market value on the exercise date, or by such other method as the compensation committee may approve. Options granted under the 1997 Plan generally may be transferred with or without written consent only by will or by the laws of descent and distribution.

Certain Corporate Transactions; Change in Control. In the event of certain corporate transactions, such as a merger or consolidation in which we are not the surviving entity or a sale of all or substantially all of the assets of our company, the 1997 Plan provides that the compensation committee has the power to provide for the exchange of each outstanding option for a comparable option or stock appreciation right issued by our successor company or its parent and make an equitable adjustment to the exercise price and number of shares or, if appropriate, provide for a cash payment to the optionee in partial consideration for the option exchange. No award agreement entered into pursuant to the 1997 Plan provides for the acceleration of any exercise schedule or vesting schedule with respect to an award solely because of a “change in control” of our company. However, awards may provide for the acceleration of the exercise schedule or vesting schedule in the event of the termination of the recipient’s employment with us by us without cause or by the recipient for good reason within a specified period of time following a change in control.

Amendment and Termination. The compensation committee may amend or modify the 1997 Plan or the terms of any option at any time, subject to any required approval of our stockholders or the recipients of outstanding awards. The compensation committee may, at any time, terminate any outstanding option for consideration equal to the fair market value per share less the exercise price.

Federal Income Tax Consequences. The following is a summary of the general federal income tax consequences to our company and to U.S. taxpayers of awards granted under the 1997 Plan. Tax consequences for any particular individual or under state or non-U.S. tax laws may be different.

Non-Qualified Stock Option (each, an “NSO”). No taxable income is reportable when an NSO is granted. Upon exercise, generally, the recipient will have ordinary income equal to the fair market value of the underlying shares of stock on the exercise date minus the exercise price. Any gain or loss upon the disposition of the stock received upon exercise will be capital gain or loss to the recipient.

Tax Effect for Our Company. We generally will receive a tax deduction for any ordinary income recognized by a participant in respect of an award under the 1997 Plan (for example, upon the exercise of a NSO). Special rules limit the deductibility of compensation paid to our CEO and to each of our four most highly compensated executive officers. Under Section 162(m), the annual compensation paid to each of these executives may not be deductible to the extent that it exceeds $1 million. However, we intend to rely on Treas. Reg. Section 1.162-27(f) which provides that the deduction limit of Section 162(m) does not apply to any remuneration paid pursuant to a compensation plan or agreement that existed during the period in which the company was not publicly held. We may rely on this grandfather provision for up to three years after we become publicly held. Additionally, after the expiration of the grandfather, we can preserve the deductibility of compensation over $1 million if certain conditions of Section 162(m) are met, including obtaining shareholder approval of the 1997 Plan and setting limits on the number of awards that any individual may receive. Our deduction may also be limited by Section 280G of the Code.

Group’s 2003 Equity Incentive Plan

Group’s board of directors adopted the 2003 Equity Incentive Plan (“2003 Plan”) on January 25, 2003, and Group’s stockholders approved the 2003 Plan on February 10, 2003.

Share Reserve. We have authorized 4,798,160 shares of our common stock for issuance under the 2003 Plan. Unless our compensation committee determines otherwise, of the maximum number of shares reserved for issuance: (a) 1,115,812 shares are reserved for the issuance of stock options with an exercise price of $6.82 per share, provided that if the fair market value of a share of our common stock is greater than $6.82, such exercise price may be greater than $6.82 per share; (b) 1,115,812 shares are reserved for the issuance of stock options with an exercise price of $25.00 per share, provided that if the fair market value of a share of our common stock is greater than $25.00, such exercise price may be greater than $25.00 per share; (c) 1,115,812 shares are reserved for the issuance of stock options with an exercise price of $35.00 per share, provided that if the fair market value of a share of our common stock is greater than $35.00, such exercise price may be greater than $35.00 per share; and (d) 1,450,724 shares are reserved for the issuance of restricted shares. The aggregate number of shares available for issuance under the 2003 Plan may be adjusted in the case of a stock dividend, recapitalization, stock split, reverse stock split, merger, or other similar corporate transaction or event, in order to prevent dilution or enlargement of the benefits or potential benefits intended to be provided under the 2003 Plan. As of January 28, 2006, options to purchase 3,086,901 shares of our common stock at a weighted average exercise price of $16.90 per share were outstanding under the 2003 Plan.

Eligibility. Key employees, officers, directors and consultants of our company or our subsidiaries are eligible to participate in the 2003 Plan.

Types of Awards. The 2003 Plan permits the granting of nonqualified stock options and shares of restricted stock.

Administration. The 2003 Plan is currently administered by our compensation committee. Our compensation committee determines, among other things, which eligible persons are to receive awards, the number of shares of our common stock subject to each award, the exercise price of shares underlying the stock options, the vesting schedule for each stock option and restricted stock award, and the other terms and conditions of each award, consistent with the provisions of the 2003 Plan. The terms and conditions of each award shall be set forth in a written award agreement with the recipient. Our compensation committee has authority to interpret and administer the 2003 Plan and any award agreement and to establish rules and regulations for the administration of the 2003 Plan.

Options. Options granted under the 2003 Plan will be nonqualified stock options. The holder of an option granted under the 2003 Plan will be entitled to purchase a number of shares of our common stock at a specified exercise price during a specified time period, as determined by our compensation committee. Options granted under the 2003 Plan may become exercisable based on the recipient’s continued employment and, prior to an initial public offering of our common stock, may be exercised only if the optionee agrees to be bound by a stockholders’ agreement. To the extent that any option or restricted stock granted under the 2003 Plan is forfeited, terminates, expires or is canceled without having been exercised, the shares of common Stock covered by such option or restricted stock shall again be available for grant under the 2003 Plan. The exercise price for an option may be paid in cash, in shares of our common stock valued at fair market value on the exercise date, or by such other method as the compensation committee may approve. Options granted under the 2003 Plan generally may be transferred without our prior written consent only by will or by the laws of descent and distribution.

Shares of Restricted Stock. A participant who is issued shares of restricted stock pursuant to the 2003 Plan will own shares of our common stock subject to such restrictions as determined by our compensation committee. Shares of restricted stock and restricted stock units granted under the 2003 Plan will vest at such times or upon the occurrence of such events as determined by our compensation committee. Shares of restricted stock that have not vested generally will be subject to forfeiture by the participant, without payment of any consideration by our company, if the participant’s employment or service terminates. Unless otherwise permitted by our compensation committee, shares of restricted stock granted under the 2003 Plan may not be transferred by the participant prior to vesting.

Certain Corporate Transactions; Change in Control. In the event of certain corporate transactions, such as a merger or consolidation in which we are not the surviving entity or a sale of all or substantially all of the assets of our company, the 2003 Plan provides that (a) each outstanding option or restricted stock award may be assumed or substituted with a comparable option or restricted stock award by our successor company or its parent, (b) each outstanding option or restricted stock award may be cancelled and the recipient will receive a cash payment equal to, with respect to a stock option, the excess of the value of securities and property (including cash) received by the holders of shares of our common stock as a result of such event over the exercise price of such option, and with respect to restricted stock, the value of securities and property (including cash) received by the holders of the shares of our common stock as a result of such event; or (c) any combination of (a) or (b). No award agreement entered into pursuant to the 2003 Plan provides for the acceleration of any exercise schedule or vesting schedule with respect to an award solely because of a “change in control” of our company. However, awards may provide for the acceleration of the exercise schedule or vesting schedule in the event of the termination of the recipient’s employment with us by us without cause or by the recipient for good reason within a specified period of time following a change in control.

Amendment and Termination. Group’s board of directors may amend or modify the 2003 Plan at any time, subject to any required approval of our stockholders or the recipients of outstanding awards. The compensation committee may, at any time, terminate any outstanding option for consideration equal to the fair market value per share less the exercise price.

Federal Income Tax Consequences. The following is a summary of the general federal income tax consequences to our company and to U.S. taxpayers of awards granted under the 2003 Plan. Tax consequences for any particular individual or under state or non-U.S. tax laws may be different.

Non-Qualified Stock Options (each, an “NSO”). No taxable income is reportable when an NSO is granted. Upon exercise, generally, the recipient will have ordinary income equal to the fair market value of the underlying shares of stock on the exercise date minus the exercise price. Any gain or loss upon the disposition of the stock received upon exercise will be capital gain or loss to the recipient.

Restricted Stock. A recipient of restricted stock will not have taxable income upon the grant unless he or she elects to be taxed at that time. Instead, he or she will have ordinary income at the time of vesting equal to the fair market value on the vesting date of the shares (or cash) received minus any amount paid for the shares.

Tax Effect for Our Company. We generally will receive a tax deduction for any ordinary income recognized by a participant in respect of an award under the 2003 Plan (for example, upon the exercise of a NSO). Special rules limit the deductibility of compensation paid to our CEO and to each of our four most highly compensated executive officers. Under Section 162(m), the annual compensation paid to each of these executives may not be deductible to the extent that it exceeds $1 million. However, we intend to rely on Treas. Reg. Section 1.162-27(f) which provides that the deduction limit of Section 162(m) does not apply to any remuneration paid pursuant to a compensation plan or agreement that existed during the period in which the company was not publicly held. We may rely on this grandfather provision for up to three years after we become publicly held. Additionally, after the expiration of the grandfather, we can preserve the deductibility of compensation over $1 million if certain conditions of Section 162(m) are met, including obtaining shareholder approval of the 2003 Plan and setting limits on the number of awards that any individual may receive. Our deduction may also be limited by Section 280G of the Code.

Company Bonus Plan

On April 10, 2006, our compensation committee approved the financial goals under our bonus plan for fiscal 2006, which we refer to as the “2006 Plan,” for the annual cash bonus awards payable to eligible employees participating in the 2006 Plan, including Messrs. Pfeifle and Scully and Ms. Gardner. The bonuses payable under the 2006 Plan will be based on the extent to which we meet or exceed specific financial goals established by the compensation committee and individual performance assessments as determined in the discretion of our management. For Messrs. Drexler, Pfeifle and Scully and Ms. Gardner, the amount of the actual bonus award could range from zero to 100% of annual base salary, with a target of 50% of his or her annual base salary. Mr. Drexler is eligible to receive a target bonus of $800,000.

Shareholders Agreements’

Under a stockholders’ agreement, as amended by a letter agreement, among us, Ms. Scott and Partners II, Ms. Scott has a right to include her shares in a registered offering that includes shares of common stock held by Partners II or its affiliates. Under the terms of this agreement, we are required to obtain Ms. Scott’s consent before engaging in a transaction with any affiliate of Partners II, provided that her consent may not be unreasonably withheld. This stockholders’ agreement also imposes certain restrictions on the transfer of shares of our common stock held by Ms. Scott and Partners II, and contains customary tag-along and drag-along rights. Under this agreement, Partners II has agreed to vote for Ms. Scott and a nominee chosen by her as members of the board of directors and Ms. Scott has agreed to vote for three director nominees chosen by Partners II. This agreement will terminate following the existence of a public market for our common stock, including the drag-along rights. However, the transfer restrictions, tag-along rights, right to include shares in a registered offering and rights in connection with the election of directors will survive the termination of the agreement.

Under a stockholders’ agreement between Partners II and Mr. Drexler, Mr. Drexler has registration rights with respect to shares of our common stock owned by him or acquired pursuant to the exercise of options. Mr. Drexler’s stockholders’ agreement also imposes certain restrictions on the transfer of the common shares held by Mr. Drexler and Partners II, and contains customary tag-along and drag-along rights. In addition, Mr. Drexler’s shareholders’ agreement provides him with the right to nominate three directors directly and three additional directors by mutual agreement with Partners II. Mr. Drexler also has the right to consent to our operating/capital budgets. Mr. Drexler’s right to nominate directors directly and by mutual agreement with TPG will terminate following the existence of a public market for our common stock. Mr. Drexler’s shareholders’ agreement also provided him with certain anti-dilution and co-investment rights which expired according to the terms of the agreement on January 31, 2004 and January 31, 2005, respectively.

The Pfeifle Restricted Shares, the Scully Restricted Shares, the Gardner Restricted Shares and the Al-Fayez Restricted Shares, and any shares of our common stock acquired by Messrs. Pfeifle or Scully or Mss. Al-Fayez or Gardner pursuant to the exercise of options are subject to shareholders’ agreements providing for certain transfer restrictions and customary tag-along and drag-along rights. These agreements will terminate following the completion of an initial public offering of our common stock, including the tag-along and drag-along rights. The transfer restrictions, however, will survive the termination of the agreement. Similar agreements with former employees will also terminate on the same terms in connection with an initial public offering of our common stock. We refer you to “Executive Compensation—Employment Agreements and other Agreements” for more information.

Compensation Committee Interlocks and Insider Participation

In fiscal 2005, the members of our compensation committee were Messrs. Coulter (Chairman) and Sloan and Ms. Scott. Ms. Scott is a former Chairman, former Chief Executive Officer and former Vice-Chairman of J.Crew. Mr. Sloan is the President of UV, Inc., which is the general partner of University Village Limited Partnership, the owner and operator of University Village Shopping Center in Seattle, Washington. J.Crew has entered into a 10-year lease agreement with University Village Limited Partnership with respect to the lease of 7,400 square feet at the University Village Shopping Center for the operation of one of our retail stores. See “Certain Relationships and Related Transactions—University Village Lease.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, we believe that each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by that person. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 15, 2006 are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person.

The following table sets forth information regarding the beneficial ownership of the shares of Group’s common stock as of April 15, 2006 by stockholders known by us to beneficially own more than five percent of Group’s outstanding common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common stock	TPG Advisors II, L.P. 301 Commerce Street, Suite 3300 Fort Worth, TX 76102	9,014,298 shares(a)(b)	56%
Common stock	Millard S. Drexler J. Crew Group, Inc. 770 Broadway New York, NY 10003	3,486,636 shares(c)	22%
Common stock	Emily Scott J. Crew Group, Inc. 770 Broadway New York, NY 10003	2,782,377 shares(d)	17%

(a)	TPG Advisors II, Inc. is the general partner of TPG Gen Par II, L.P. (“GenPar II”), which is the general partner of each of the TPG II Funds and TPG 1999 Equity II, L.P. (“Equity II”). The TPG II Funds and Equity II beneficially own 9,014,298 shares of our common stock directly. TPG Advisors II, Inc. may be deemed to be the beneficial owner of shares beneficially owned by the TPG II Funds and Equity II but disclaims such beneficial ownership pursuant to rules promulgated under the Exchange Act. David Bonderman, James G. Coulter and William S. Price, III (the “Shareholders”) are directors, officers and shareholders of TPG Advisors II, Inc. and may be deemed to be the beneficial owners of shares owned by the TPG II Funds and Equity II. Each Shareholder disclaims beneficial ownership of any securities beneficially owned by the TPG II Funds and Equity II.

(b)	Includes 1,700,500 shares not currently owned but issuable to the TPG II Funds and Equity II upon conversion of the 5.0% Notes Payable. The TPG II Funds and Equity II together hold a 50% membership interest in TPG-MD Investment, LLC, which beneficially owns the 5.0% Notes Payable directly. We refer you to “Certain Relationships and Related Transactions—TPG-MD Investment Notes Payable” for more information.

(c)	Includes (i) 686,722 shares owned by Mr. Drexler, (ii) 262,524 shares beneficially owned by a family trust for which Mr. Drexler is a trustee, (iii) 836,890 shares not currently owned but issuable upon the exercise of stock options awarded under our stock option plans that are currently exercisable, and (iv) 1,700,500 shares not currently owned but issuable to TPG-MD Investment, LLC upon conversion of the 5.0% Notes Payable. We refer you to “Certain Relationships and Related Transactions—TPG-MD Investment Notes Payable” for more information. An entity controlled by Mr. Drexler, MDJC LLC, holds a 50% membership interest in TPG-MD Investment LLC, which beneficially owns the 5.0% Notes Payable directly.

(d)	Includes 512,200 shares not currently owned but issuable upon the exercise of stock options awarded under our stock option plans that are currently exercisable.

The following table sets forth information regarding the beneficial ownership of each class of Group’s equity securities of as of April 15, 2006 by (i) each of Group’s directors, (ii) each of Group’s named executive officers listed in the “Summary Compensation Table” and (iii) all of Group’s directors and executive officers as a group. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common stock	Bridget Ryan Berman	10,000		*
Common stock	Richard Boyce	55,200		*
Common stock	James Coulter	9,014,298	(a)	56%
Common stock	Steven Grand-Jean	28,750	(b)	*
Common stock	Emily Scott	2,782,377	(c)	17%
Common stock	Thomas Scott	28,750	(b)	*
Common stock	Stuart Sloan	28,750	(b)	*
Common stock	Josh Weston	44,228	(d)	*
Common stock	Millard Drexler	3,486,636	(e)	22%
Common stock	Roxane Al-Fayez	17,500		*
Common stock	Tracy Gardner	47,500	(f)	*
Common stock	Jeffrey Pfeifle	276,176	(g)	2%
Common stock	All directors and executive officers as a group	15,820,165		98%
Series A preferred stock	James Coulter	73,475	(h)	79%
Series A preferred stock	Emily Scott	2,979		3%
Series A preferred stock	Josh Weston	60		*
Series A preferred stock	All directors and executive officers as a group	76,514		83%

(*)	Represents less than 1% of the class.

(a)	As a Shareholder, Mr. Coulter may be deemed to be the beneficial owner of shares owned by the TPG II Funds and Equity II. Includes 1,700,500 shares not currently owned but issuable to the TPG II Funds and Equity II upon conversion of the 5.0% Notes Payable. We refer you to “Certain Relationships and Related Transactions—TPG-MD Investment Notes Payable” for more information. Mr. Coulter disclaims beneficial ownership of the shares owned by the TPG II Funds and Equity II.

(b)	Includes 23,750 shares for Messrs. Scott and Sloan and 16,250 shares for Mr. Grand-Jean not currently owned but issuable upon the exercise of stock options awarded under our stock option plans that are currently exercisable or become exercisable within 60 days.

(c)	Includes 512,200 shares not currently owned but issuable upon the exercise of stock options awarded under our stock option plans that are currently exercisable or become exercisable within 60 days.

(d)	Includes 13,750 shares not currently owned but issuable upon the exercise of stock options awarded under our stock option plans that are currently exercisable or become exercisable within 60 days.

(e)	Includes (i) 686,722 shares owned by Mr. Drexler, (ii) 262,524 shares beneficially owned by a family trust of which Mr. Drexler is a trustee, (iii) 836,890 shares not currently owned but issuable upon the exercise of stock options awarded under our stock option plans that are currently exercisable or become exercisable within 60 days, and (iv) 1,700,500 shares not currently owned but issuable to TPG-MD Investment, LLC upon conversion of the 5.0% Notes Payable. An entity controlled by Mr. Drexler, MDJC LLC, holds a 50% membership interest in TPG-MD Investment LLC, which beneficially owns the 5.0% Notes Payable directly. We refer you to “Certain Relationships and Related Transactions—TPG-MD Investment Notes Payable” for more information.

(f)	Includes 35,500 shares not currently owned but issuable upon the exercise of stock options awarded under our stock option plans that are currently exercisable or become exercisable within 60 days.

(g)	Includes 153,431 shares not currently owned but issuable upon the exercise of stock options awarded under our stock option plans that are currently exercisable or become exercisable within 60 days.

(h)	Mr. Coulter, together with Messrs. Bonderman and Price, are directors, officers and shareholders of TPG Advisors II, Inc., which is the general partner of GenPar II, which in turn is the general partner of each of the TPG II Funds. Mr. Coulter may be deemed to be the beneficial owner of 73,475 shares of our Series A Preferred Stock held directly by TPG II Funds. Mr. Coulter disclaims beneficial ownership of any securities beneficially owned by such funds.

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of us.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Tax Sharing Arrangement

We and our subsidiaries entered into a tax sharing agreement which generally provides (among other things) that our consolidated tax liability will be allocated among us and our subsidiaries in proportion to separate taxable incomes.

TPG-MD Investment Notes Payable

On February 4, 2003, Operating entered into a credit agreement with TPG-MD Investment, LLC, an entity controlled by TPG and Mr. Drexler. Under the terms of the credit agreement, Operating issued to TPG-MD Investment, LLC $20.0 million principal amount of the 5.0% Notes Payable, which consist of:

•	a Tranche A loan in an aggregate principal amount of $10.0 million, and

•	a Tranche B loan in an aggregate principal amount of $10.0 million.

The 5.0% Notes Payable are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest is compounded and capitalized and added to the principal amount on each interest payment date. The 5.0% Notes Payable are guaranteed by certain subsidiaries of Operating.

In November 2004, the credit agreement with TPG-MD Investment, LLC was amended to subordinate the Tranche A loan in right of payment to the 9 3/4% Notes while the Tranche B loan is equal in right of payment with the 9 3/4% Notes.

TPG-MD Investment, LLC has the right, exercisable at any time prior to the maturity date of the 5.0% Notes Payable, to exchange the principal amount of and accrued and unpaid interest on the 5.0% Notes Payable into shares of our common stock at an exchange price of $6.82 per share. TPG-MD Investment, LLC has agreed to exercise this conversion right immediately prior to the consummation of the IPO. TPG-MD Investment, LLC also has the right to require Operating to prepay the Tranche B loan without premium or penalty under certain circumstances.

Under the terms of TPG-MD Investment, LLC’s operating agreement, the distributions payable to Mr. Drexler under this credit agreement go directly to MDJC LLC, an entity whose sole members are Mr. Drexler, a trust for which Mr. Drexler and his wife are trustees, and Grand-Jean Capital Management, which is owned by Steven Grand-Jean, a director of J.Crew. As payment for certain financial advisory services that Mr. Grand-Jean rendered to Mr. Drexler and pursuant to MDJC LLC’s operating agreement, Mr. Grand-Jean is entitled to distributions under certain circumstances from his equity interest in MDJC LLC. As a result of this arrangement, Mr. Grand-Jean will receive shares that MDJC LLC acquires from TPG-MD Investment, LLC, which TPG-MD Investment, LLC, in turn, acquires pursuant to its agreed-upon conversion in connection with the IPO.

License Agreement

On October 20, 2005, we entered into a trademark license agreement with Mr. Drexler, our Chairman and Chief Executive Officer, and Millard S. Drexler, Inc., a corporation of which Mr. Drexler is a principal, whereby Mr. Drexler granted us a thirty-year exclusive, worldwide license to use a trademark and associated intellectual property rights owned by him to develop a supplemental clothing, footwear and accessories line. In consideration for the license, we will reimburse Mr. Drexler’s actual costs expended in acquiring and developing this mark (not to exceed $300,000 in total), pay royalties of $1 per year during the term of the license, and recognize Mr. Drexler as “founder” and “creator” of any business developed in connection with this mark. We also agreed that, during Mr. Drexler’s employment, we will not assign or spin off ownership of the mark without his consent other than as part of a sale of the entire company (except that we may pledge or hypothecate our interest in the mark as part of bank or other financings).

Mr. Drexler has further agreed to assign to us all of his residual rights in this mark and all associated intellectual property for no additional consideration if we (a) establish an operating business unit using this mark and (b) invest at least $7.5 million in developing this mark; provided, however, that Mr. Drexler will have no obligation to assign such rights if we terminate his employment without cause or he resigns with good reason before we meet conditions (a) and (b) above.

In addition, if one of the following events occurs prior to his assignment of his residual rights, Mr. Drexler will have the right to terminate the license within the first ninety days of the occurrence of such event: (a) we have not made the $7.5 million capital commitment prior to Mr. Drexler’s termination without cause or resignation with good reason, (b) we decide, before making the $7.5 million commitment, to discontinue our plans to use this mark and we have no bona fide intention to resume such use, or (c) we determine, during Mr. Drexler’s employment and without his consent, to pursue a supplemental product line under any mark other than the licensed trademark or J. Crew. If Mr. Drexler terminates the license, he must repay all consideration we paid him on execution of the license.

University Village Lease

Stuart Sloan, a director, is the President of UV, Inc., which is the general partner of University Village Limited Partnership, the owner and operator of University Village Shopping Center in Seattle, Washington. Mr. Sloan’s sons are the beneficiaries of trusts that are limited partners of University Village Limited Partnership. On October 14, 2003, we entered into a lease agreement with University Village Limited Partnership for a 7,400 square foot space at the University Village Shopping Center for the operation of one of our retail stores. The term of the lease is 10 years. We received an allowance for tenant’s improvements in the amount of $450,000 from University Village Limited Partnership. Annual rent due under the lease is comprised of (i) base rent payment of $296,000 for years one through five and $326,000 for years six through 10 and (ii) contingent rent payment based on the store’s sales in excess of a specified threshold. The lease also requires us to pay real estate taxes, insurance and certain common-area costs. We believe the terms of the lease are consistent with arms-length negotiations.

Plum TV Sponsorship Agreement

Emily Scott and Thomas Scott, both directors, are founding partners of Plum TV, LLC, a television station network operating in select resort markets. Mr. Scott is also the Chief Executive Officer and Executive Co-Chairman of Plum TV, LLC. In May 2004, we entered into a sponsorship agreement with Plum TV under which Plum TV provided us with airtime on its network to televise commercials and related services. We entered into a new agreement for a four-month period upon the old agreement’s expiration in May 2005. We did not renew the agreement past September 15, 2005. In fiscal 2004, we paid Plum TV, LLC a total amount of $250,000. Under the renewed sponsorship agreement, we paid Plum TV, LLC a total amount of $375,000 in 2005, which we believe is the fair market value of the services provided. Mr. and Ms. Scott are married.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditor Fees and Services

The following presents fees billed for professional services rendered by KPMG for fiscal years 2005 and 2004.

Audit Fees. The aggregate fees billed to us by KPMG for professional services rendered in connection with the audit of our financial statements included in this report, and for review of our statements included in our Quarterly Reports on Form 10-Q during fiscal 2005, totaled approximately $705,000. The aggregate fees billed to us by KPMG for professional services rendered in connection with the audit of our financial statements included in our Annual Report on Form 10-K for fiscal 2004, and for the review of our financial statements included in our Quarterly Reports on Form 10-Q during fiscal 2004, totaled approximately $740,000.

Audit-Related Fees. The aggregate fees billed to us by KPMG for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $495,000 for fiscal 2005 related to services provided in connection with the IPO. There were no audit-related fees in fiscal 2004.

Tax Fees. The aggregate fees billed to us by KPMG for tax related services totaled approximately $25,000 for fiscal 2005. There were no tax related fees in fiscal 2004.

Auditor Independence

The audit committee has considered whether the provision of the above-noted services is compatible with maintaining the auditor’s independence and has determined that the provision of such services has not adversely affected the auditor’s independence.

Policy on Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services

The audit committee has established policies and procedures regarding the pre-approval of audit and other services that our independent auditor may perform for us. Under the policy, the audit committee must pre-approve the annual audit fees payable to our independent auditor on an annual basis. The audit committee must also approve on a case-by-case basis the engagement of our independent auditor to be performed any other work for us that is not an integral component of the audit services as well as the compensation payable to the independent auditor therefore. Approval can be made by one or more members of the audit committee as designated by the audit committee and/or the chairman of the committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following are filed as part of this annual report:

1.	Financial Statements

(i) Report of KPMG LLP, Independent Registered Public Accounting Firm

(ii) Financial Statements

J. Crew Group, Inc. and subsidiaries: Consolidated Balance Sheets as of January 29, 2005 and January 28, 2006; Consolidated Statements of Operations for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006; Consolidated Statements of Changes in Stockholders’ Deficit for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006; Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006.

J. Crew Operating Corp. and subsidiaries: Consolidated Balance Sheets as of January 29, 2005 and January 28, 2006; Consolidated Statements of Operations for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006; Consolidated Statements of Changes in Stockholders’ Deficit for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006; Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006.

(iii) Notes to consolidated financial statements

2.	Financial Statement Schedules. Schedule II Valuation and Qualifying Accounts.

3.	The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)	The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(c)	Schedule II Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 2006	J. CREW GROUP, INC. J. CREW OPERATING CORP.

	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities indicated, on April 24, 2006.

Signature	Title

/s/ Millard Drexler Millard Drexler	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)

/s/ James Scully James Scully	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Bridget Ryan Berman Bridget Ryan Berman	Director

/s/ Richard Boyce Richard Boyce	Director

/s/ Jonathan Coslet Jonathan Coslet	Director

/s/ James Coulter James Coulter	Director

/s/ Steven Grand-Jean Steven Grand-Jean	Director

/s/ Emily Scott Emily Scott	Director

/s/ Thomas Scott Thomas Scott	Director

/s/ Stuart Sloan Stuart Sloan	Director

/s/ Josh Weston Josh Weston	Director

INDEX TO FINANCIAL STATEMENTS

Report of KPMG LLP, Independent Registered Public Accounting Firm	F-2

J. Crew Group, Inc. and subsidiaries:

Consolidated Balance Sheets as of January 29, 2005 and January 28, 2006	F-3

Consolidated Statements of Operations for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006	F-5

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006	F-6

J. Crew Operating Corp. and subsidiaries:

Consolidated Balance Sheets as of January 29, 2005 and January 28, 2006	F-7

Consolidated Statements of Operations for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006	F-8

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006	F-9

Consolidated Statements of Cash Flow for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006	F-10

Notes to Consolidated Financial Statements	F-11

Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006	F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J. Crew Group, Inc. and J. Crew Operating Corp.

We have audited the consolidated financial statements of J. Crew Group, Inc. (“Group”) and J. Crew Operating Corp., a wholly owned subsidiary of Group (“Operating”) (together referred to as the “Companies”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Companies management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Group and Operating as of January 29, 2005 and January 28, 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, in the third quarter of fiscal 2003, Group adopted Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

KPMG LLP

New York, New York

April 24, 2006

J.CREW GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	January 29, 2005	January 28, 2006
	(in thousands, except for shares)
Assets
Current assets:
Cash and cash equivalents	$23,647	$61,275
Merchandise inventories	88,093	116,191
Prepaid expenses and other current assets	22,217	29,132
Refundable income taxes	9,320	8,600

Total current assets	143,277	215,198

Property and equipment—at cost	259,098	252,328
Less accumulated depreciation and amortization	(138,285)	(142,920)

	120,813	109,408

Other assets	14,104	12,715

Total assets	$278,194	$337,321

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$68,569	$75,833
Other current liabilities	61,148	64,031
Federal and state income taxes	1,392	2,677

Total current liabilities	131,109	142,541

Deferred credits	59,064	57,956
Long-term debt	576,933	631,867
Preferred stock	92,800	92,800

Stockholders’ deficit
Common stock $.01 par value; authorized 100,000,000 shares; issued 13,780,175 and 14,338,939 shares; outstanding 13,207,086 and 13,701,100 shares	137	143
Accumulated deficit	(579,183)	(582,645)
Deferred compensation	(253)	(2,655)
Treasury stock, at cost (573,089 and 637,839 shares)	(2,413)	(2,686)

Total stockholders’ deficit	$(581,712)	$(587,843)

Total liabilities and stockholders’ deficit	$278,194	$337,321

See notes to consolidated financial statements.

J.CREW GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended
	January 31, 2004	January 29, 2005	January 28, 2006
	(in thousands)
Revenues:
Net sales	$660,628	$778,165	$924,129
Other	29,337	26,051	29,059

	689,965	804,216	953,188
Cost of goods sold, including buying and occupancy costs	440,276	478,829	555,192

Gross profit	249,689	325,387	397,996
Selling, general and administrative expenses	280,464	287,745	318,499

Income (loss) from operations	(30,775)	37,642	79,497
Interest expense-net of interest income of $(162) in 2003, $(256) in 2004 and $(584) in 2005	63,844	87,571	72,903
Insurance proceeds	(3,850)	—	—
(Gain) loss on refinancing of debt (net of expenses of $2,922 in 2003)	(41,085)	49,780	—

Income (loss) before income taxes	(49,684)	(99,709)	6,594
Provision for income taxes	500	600	2,800

Net income (loss)	$(50,184)	$(100,309)	$3,794

See notes to consolidated financial statements.

J.CREW GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Deferred compensation	Stockholders’ deficit
	Shares	Amount
Balance at February 1, 2003	13,359,773	$134	$—	$(389,281)	$(2,351)	$(165)	$(391,663)
Net loss	—	—	—	(50,184)	—	—	(50,184)
Issuance of restricted stock	224,402	2	163	—	—	(165)	—
Restricted stock expense	—	—	—	—	—	41	41
Forfeiture of restricted stock	—	—	—	—	(62)	62	—
Preferred stock dividends	—	—	(163)	(26,097)	—	—	(26,260)

Balance at January 31, 2004	13,584,175	136	—	(465,562)	(2,413)	(227)	(468,066)

Net loss	—	—	—	(100,309)	—	—	(100,309)
Issuance of restricted stock	196,000	1	144	—	—	(145)	—
Restricted stock expense	—	—	—	—	—	119	119
Preferred stock dividends	—	—	(144)	(13,312)	—	—	(13,456)

Balance at January 29, 2005	13,780,175	$137	—	(579,183)	(2,413)	(253)	(581,712)

Net income	—	—	—	3,794	—	—	3,794
Issuance of restricted stock	170,000	2	2,825	—	—	(2,827)	—
Restricted stock expense	—	—	—	—	—	556	556
Forfeiture of restricted stock	—	—	—	—	(273)	273	—
Preferred stock dividends	—	—	(6,200)	(7,256)	—	—	(13,456)
Exercise of stock options	388,764	4	2,727	—	—	—	2,731
Issuance of stock options	—	—	525	—	—	(525)	—
Stock option expense	—	—	—	—	—	121	121
Non-employee stock option expense	—	—	83	—	—	—	83
Tax effect from exercise of stock options	—	—	40	—	—	—	40

Balance at January 28, 2006	14,338,939	$143	—	$(582,645)	$(2,686)	$(2,655)	$(587,843)

See notes to consolidated financial statements.

J.CREW GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended
	January 31, 2004	January 29, 2005	January 28, 2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(50,184)	$(100,309)	$3,794
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	43,075	37,061	33,461
Amortization of deferred financing costs	2,179	2,425	1,063
Non-cash interest expense (including redeemable preferred stock dividends of $14,206 in 2003, $33,106 in 2004 and $40,284 in 2005)	40,991	63,536	41,478
Deferred income taxes	5,000	—	—
Non-cash compensation expense	41	119	760
(Gain) loss on refinancing of debt	(41,085)	49,780	—
Changes in operating assets and liabilities:
Merchandise inventories	41,290	(22,065)	(28,098)
Prepaid expenses and other current assets	4,153	(1,484)	(6,915)
Other assets	832	664	326
Accounts payable and other liabilities	(23,211)	28,819	8,921
Federal and state income taxes	(4,845)	217	2,045

Net cash provided by operating activities	18,236	58,763	56,835

Cash flow from investing activities:
Capital expenditures	(9,908)	(13,431)	(21,938)

Cash flow from financing activities:
Proceeds from long-term debt	25,820	275,000	—
Costs incurred in refinancing debt	(2,617)	(22,137)	—
Repayment of long-term debt	(776)	(324,198)	—
Proceeds from the exercise of stock options	—	—	2,731

Net cash provided by (used in) financing activities	22,427	(71,335)	2,731

Increase (decrease) in cash and cash equivalents	30,755	(26,003)	37,628
Cash and cash equivalents at beginning of year	18,895	49,650	23,647

Cash and cash equivalents at end of year	$49,650	$23,647	$61,275

Supplemental cash flow information:
Income taxes paid	$345	$411	$366

Interest paid	$20,400	$23,270	$30,362

Non-cash financing activities:
Dividends on preferred stock (charged directly to stockholder’s deficit)	$26,260	$13,456	$13,456

Interest payable on 13 1/8% Senior Discount Debentures at February 1, 2003 capitalized and added to the principal amount of the debt	$4,416

Exchange of 16% Senior Discount Contingent Principal Notes of J.Crew Intermediate LLC with a fair value of $87,006 for $131,083 carrying value of 13 1/8% Debentures of J.Crew Group, Inc.	$—

See notes to consolidated financial statements.

J.CREW OPERATING CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	January 29, 2005	January 28, 2006
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$23,647	$61,275
Merchandise inventories	88,093	116,191
Prepaid expenses and other current assets	22,217	29,132
Refundable income taxes	9,320	8,600

Total current assets	143,277	215,198

Property and equipment—at cost	259,098	252,328
Less accumulated depreciation and amortization	(138,285)	(142,920)

	120,813	109,408

Due from J.Crew Group, Inc.	178,757	178,830
Other assets	13,971	12,619

Total assets	$456,818	$516,055

Liabilities and Stockholder’s (Deficit) Equity
Current liabilities:
Accounts payable	$68,569	$75,833
Other current liabilities	60,314	63,197
Federal and state income taxes	1,392	2,677

Total current liabilities	130,275	141,707
Deferred credits	59,064	57,956
Long-term debt	297,000	298,195
Stockholder’s (deficit) equity	(29,521)	18,197

Total liabilities and stockholder’s (deficit) equity	$456,818	$516,055

See notes to consolidated financial statements.

J.CREW OPERATING CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended
	January 31, 2004	January 29, 2005	January 28, 2006
	(in thousands)
Revenues:
Net sales	$660,628	$778,165	$924,129
Other	29,337	26,051	29,059

	689,965	804,216	953,188
Costs of goods sold, including buying and occupancy costs	440,276	478,829	555,192

Gross profit	249,689	325,387	397,996
Selling, general and administrative expenses	280,423	287,704	317,739

Income (loss) from operations	(30,734)	37,683	80,257
Interest expense—net of interest income of $(162) in 2003, $(256) in 2004 and $(584) in 2005	20,496	21,615	29,739
Insurance proceeds	(3,850)	—	—
Loss on refinancing of debt	—	4,024	—

Income (loss) before income taxes	(47,380)	12,044	50,518
Income tax provision (benefit)	(5,410)	600	2,800

Net income (loss)	$(41,970)	$11,444	$47,718

See notes to consolidated financial statements.

J.CREW OPERATING CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders (Deficit) / Equity

(in thousands)
Balance at February 1, 2003	$10,325
Net loss	(41,970)
Dividends to affiliates	(9,320)

Balance at January 31, 2004	(40,965)
Net income	11,444

Balance at January 29, 2005	(29,521)
Net income	47,718

Balance at January 28, 2006	$18,197

Note: Operating Corp. has authorized 100 shares of common stock, par value $.01 per share, all of which were issued and outstanding during the three year period ended January 28, 2006.

See notes to consolidated financial statements.

J.CREW OPERATING CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended
	January 31, 2004	January 29, 2005	January 28, 2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(41,970)	$11,444	$47,718
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,075	37,061	33,461
Amortization of deferred financing costs	1,724	1,855	1,027
Deferred income taxes	(910)	—	—
Non-cash interest expense	1,000	1,000	1,194
Loss on refinancing of debt	—	4,024	—
Changes in operating assets and liabilities:
Merchandise inventories	41,290	(22,065)	(28,098)
Prepaid expenses and other current assets	4,153	(1,484)	(6,915)
Other assets	832	664	326
Accounts payable and other liabilities	(23,267)	28,860	8,921
Federal and state income taxes	(4,845)	217	2,005

Net cash provided by operating activities	21,082	61,576	59,639

Cash flow from investing activities:
Capital expenditures	(9,908)	(13,431)	(21,938)

Cash flow from financing activities:
Proceeds from long-term debt	25,820	275,000	—
Transfers to affiliates	(5,463)	(184,654)	(73)
Costs incurred in refinancing debt	—	(9,450)	—
Repayment of long-term debt	(776)	(155,044)	—

Net cash provided by (used in) financing activities	19,581	(74,148)	(73)

Increase (decrease) in cash and cash equivalents	30,755	(26,003)	37,628
Cash and cash equivalents at beginning of year	18,895	49,650	23,647

Cash and cash equivalents at end of year	$49,650	$23,647	$61,275

Supplemental cash flow information:
Income taxes paid	$345	$411	$366

Interest paid	$15,502	$18,502	$26,813

See notes to consolidated financial statements

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

1. Nature Of Business And Summary Of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements presented herein are:

(1) J. Crew Operating Corp. and subsidiaries (Operating), which consist of the accounts of J. Crew Operating Corp. and its wholly owned subsidiaries.

(2) J.Crew Group, Inc. and its wholly-owned subsidiaries (collectively, the Company or Group), which consist of the accounts of J.Crew Group, Inc. and its wholly-owned subsidiaries, including J.Crew Intermediate LLC (Intermediate) and J.Crew Operating Corp. (Operating). Intermediate was formed in March 2003 as a limited liability company. Effective May 2003, Group transferred its investment in Operating to Intermediate. On October 11, 2005, Intermediate was merged into J.Crew Group, Inc., and J. Crew Group Inc. became the direct parent of Operating.

All significant intercompany balances and transactions are eliminated in consolidation.

Except where otherwise specified all notes to the consolidated financial statements apply to both Operating and Group.

(b) Business

The Company designs, contracts for the manufacture of, markets and distributes women’s and men’s apparel, shoes and accessories under the J.Crew brand name. The Company’s products are marketed, primarily in the United States, through various channels of distribution, including retail and factory stores, catalogs, and the Internet. The Company is also party to a licensing agreement which grants the licensee exclusive rights to use the Company’s trademarks in connection with the manufacture and sale of products in Japan. The license agreement provides for payments based on a specified percentage of net sales.

The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its sales and operating results generally to be lower in the first and second quarters than in the third and fourth quarters (which include the back-to-school and holiday seasons) of each fiscal year.

A significant amount of the Company’s products are produced in Asia through arrangements with independent contractors. As a result, the Company’s operations could be adversely affected by political instability resulting in the disruption of trade from the countries in which these contractors are located or by the imposition of additional duties or regulations relating to imports or by the contractor’s inability to meet the Company’s production requirements.

(c) Segment Information

The Company operates in one reportable business segment. All of the Company’s identifiable assets are located in the United States. Export sales are not significant.

(d) Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years 2003, 2004 and 2005 ended on January 31, 2004, January 29, 2005 and January 28, 2006 and each fiscal year consisted of 52 weeks.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

(e) Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $14,192 and $47,853 at January 29, 2005 and January 28, 2006, respectively, are stated at cost, which approximates market value.

(f) Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or market. The Company capitalizes certain design, purchasing and warehousing costs in inventory and these costs are included in cost of goods sold as the inventories are sold.

(g) Advertising and Catalog Costs

Direct response advertising, which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. The Company accounts for catalog costs in accordance with the AICPA Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which was four months for the fiscal years 2003, 2004 and 2005. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 29, 2005 and January 28, 2006 were $6,478 and $7,497, respectively. Catalog costs, which are reflected in selling, general and administrative expenses, for the fiscal years 2003, 2004 and 2005 were $43,978, $41,258 and $44,286, respectively.

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

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

(i) Debt Issuance Costs

Debt issuance costs (included in other assets) are amortized over the term of the related debt agreements. Unamortized debt issuance costs are as follows:

	January 29, 2005	January 28, 2006
Group	$132	$96
Operating	7,897	6,979

Total	$8,029	$7,075

(j) Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This statement requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The provision for income taxes includes taxes currently payable and deferred taxes resulting from the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities.

(k) Revenue Recognition

Revenue is recognized for catalog and Internet sales when merchandise is shipped to customers and at the time of sale for retail sales. Shipping terms for catalog and Internet sales are FOB shipping point, and title passes to the customer at the time and place of shipment. Prices for all merchandise are listed in the Company’s catalogs and website and are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return that are accounted for in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. Amounts billed to customers for shipping and handling fees related to catalog and Internet sales are included in other revenues at the time of shipment. Royalty revenue is recognized as it is earned based on contractually specified percentages applied to reported sales. Advance royalty payments are deferred and recorded as revenue when the related sales occur. Other revenues include the estimated amount of unredeemed gift card liability based on Company specific historical trends, which amounted to $1,676, $1,410 and $806 in fiscal years 2003, 2004 and 2005, respectively. Furthermore, the Company recorded an adjustment in fiscal 2005 to reverse income of $1,254 recognized on unredeemed gift cards in prior years. In the fourth quarter of fiscal 2005, the Company changed its policy to recognize unredeemed gift cards on a ratable basis over the redemption period, rather than at time of issuance. This change in policy did not have a material impact on the Company’s financial position or statements of operations for the periods presented.

(l) Operating Expenses

Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, inbound freight, design, buying and production costs, occupancy costs related to store operations and all shipping and handling and delivery costs associated with our Direct business.

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, certain warehousing expenses, which aggregated $9,860, $10,816 and $14,042 for fiscal years 2003, 2004, and 2005, respectively, administrative payroll, store expenses other than occupancy costs, depreciation and amortization and credit card fees.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

(m) Store Pre-opening Costs

Costs associated with the opening of new retail and factory stores are expensed as incurred.

(n) Derivative Financial Instruments

Derivative financial instruments have been used by the Company from time to time to manage its interest rate and foreign currency exposures. The Company does not enter into derivative financial instruments for speculative purposes. For interest rate swap agreements, the net interest paid is recorded as interest expense on a current basis. Gains or losses resulting from market fluctuations are not recognized. The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations. The Company used no derivative financial instruments in fiscal years 2003, 2004 and 2005.

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

(p) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. Charges of $675, $146 and $747 were incurred in fiscal 2003, 2004 and 2005 to write-down the carrying value of certain long-lived assets.

(q) Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method of accounting for employee stock options as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, compensation expense is not recorded for options granted to employees if the option price is equal to or in excess of the fair market price at the date of grant. In fiscal 2005, the Company recorded compensation expense of $121 with respect to employee stock options using the intrinsic value method, and $83 with respect to stock options granted to non-employees.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense in fiscal 2005:

(in thousands)
Net income as reported	$3,794
Compensation expense included in reported net income, net of income tax benefit	720
Compensation expense under fair value method, net of income tax benefit	(1,540)

Pro forma net income	$2,974

The fair value of each option grant in fiscal 2005 was estimated at the grant date using a Black-Scholes option-pricing model. The weighted-average fair value of options granted in fiscal 2005 was $5.35 and the following assumptions were used:

Weighted-average risk free rate of interest	4.06%
Expected volatility	40%
Weighted-average expected award life	6.25 years
Dividend yield	0%

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and because the Company’s options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

If the Company had adopted the fair value recognition provisions of SFAS No. 123 for fiscal 2003 or 2004 the effect on net income would not be material.

Restricted stock awards result in the recognition of deferred compensation, which is charged to expense over the vesting period of the awards. Deferred compensation is presented as a reduction of stockholders’ equity. Compensation expense recorded with respect to stock-based compensation, related to restricted stock awards, amounted to $41, $119 and $556 in 2003, 2004 and 2005, respectively.

(r) Deferred Rent and Lease Incentives

Rental payments under operating leases are charged to expense on a straight-line basis after consideration of rent holidays, step rent provisions and escalation clauses. Differences between rental

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

expense and actual rental payments are recorded as deferred rent and included in deferred credits. Rent is expensed from the date of possession. The Company adopted FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” in the fourth quarter of fiscal 2005. Accordingly, rental costs incurred during the construction period will be recognized as rental expense and no longer capitalized. The unamortized balance of rent capitalized in prior periods will be amortized over the remaining lease terms (without consideration of option renewal periods).

The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $39,250 and $37,498 at January 29, 2005 and January 28, 2006, respectively.

(s) Reclassification

Certain prior year amounts have been reclassified to conform with current year’s presentation.

2. Related Party Transaction

On October 20, 2005, the Company, Millard Drexler, Chairman of the Board and Chief Executive Officer and Millard S. Drexler, Inc. entered into a Trademark License Agreement whereby Mr. Drexler granted the Company a thirty-year exclusive, worldwide license to use a trademark and associated intellectual property rights owned by him (the “Properties”). In consideration for the license, the Company will reimburse Mr. Drexler’s actual costs expended in acquiring and developing the Properties (not to exceed $300,000 in total) (the “Up-Front Fee”) and pay royalties of $1 per year during the term of the license. The Company also agreed that it will not assign or spin off ownership of the Properties during the term of Mr. Drexler’s employment without his consent other than as part of a sale of the entire company (except that the Company may pledge or hypothecate its interest in the Properties as part of a bank or other financings). Mr. Drexler has further agreed to assign to the Company all of his residual rights in the Properties for no additional consideration if the Company (a) establishes an operating business unit using the Properties and (b) invests at least $7.5 million in developing the Properties; provided, however, that Mr. Drexler will have no obligation to assign such rights if the Company terminates his employment without cause or he resigns with good reason before the Company meets conditions (a) and (b) above. In addition, if one of the following events occurs prior to his assignment of his residual rights, Mr. Drexler will have the right to terminate the license within the first ninety days of the occurrence of such event: (a) the Company has not made the $7.5 million capital commitment prior to Mr. Drexler’s termination without cause or resignation with good reason, (b) the Company decides to discontinue its plans to use the licensed trademark and the Company has no bona fide intention to resume such use, or (c) the Company determines, during Mr. Drexler’s employment and without his consent, to pursue a supplemental product line under any mark other than the licensed trademark of J. Crew. If Mr. Drexler terminates the license he must repay the Up-Front Fee.

3. Insurance Proceeds

The terrorist events of September 11, 2001 resulted in the destruction of the Company’s retail store located at the World Trade Center in New York City, resulting in the loss of inventories and store fixtures, equipment and leasehold improvements. These losses and the resulting business interruption were covered by insurance policies maintained by the Company.

The statement of operations for the year ended January 31, 2004 includes a gain of $3,850 from insurance recoveries. No additional insurance recoveries are payable to the Company relating to this loss.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

4. Property and Equipment

Property and equipment, net consists of:

	January 29, 2005	January 28, 2006
Land	$1,710	$1,710
Buildings and improvements	11,712	11,691
Fixtures and equipment	68,811	71,014
Leasehold improvements	173,725	163,184
Construction in progress	3,140	4,729

	259,098	252,328
Less accumulated depreciation and amortization	138,285	142,920

	$120,813	$109,408

5. Other Current Liabilities

Other current liabilities consist of:

	January 29, 2005	January 28, 2006
Customer liabilities	$14,095	$17,611
Taxes, other than income taxes	3,115	2,433
Accrued interest(a)	3,664	3,664
Accrued occupancy	1,141	1,842
Reserve for sales returns	4,831	6,216
Accrued compensation	8,465	8,493
Other	25,837	23,772

	$61,148	$64,031

(a)	includes Group accrued interest of $835 as of January 29, 2005 and January 28, 2006

6. Lines of Credit

On December 23, 2004, Operating entered into an Amended and Restated Loan and Security Agreement with Wachovia Capital Markets, LLC, as arranger, Wachovia Bank, National Association, as administrative agent, Bank of America N.A., as syndication agent, and Congress Financial Corporation, as collateral agent, and a syndicate of lenders (the “Amended Wachovia Credit Facility”) which provides for a maximum credit availability of up to $170.0 million (which may be increased to $250.0 million subject to certain conditions).

The Amended Wachovia Credit Facility provides for revolving loans and letter of credit accommodations. The Amended Wachovia Credit Facility expires in December 2009. The total amount of availability is subject to limitations based on specified percentages of eligible receivables, inventories and real property. As of January 28, 2006, excess availability under the Amended Wachovia Credit Facility was $78.3 million.

Borrowings are secured by a perfected first priority security interest in all the assets of Operating and its subsidiaries and bear interest, at the Company’s option, at the prime rate plus a margin of up to 0.25% or the Eurodollar rate plus a margin ranging from 1.25% to 2.00%. The Company is required to pay a monthly

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

unused line fee ranging from .25% to .375%. Fees for outstanding commercial letters of credit range from .625% to 1.0% and fees for outstanding standby letters of credit are 1.25%.

The Amended Wachovia Credit Facility includes restrictions, including the incurrence of additional indebtedness, the payment of dividends and other distributions, the making of investments, the granting of loans and the making of capital expenditures. The Amended Wachovia Credit Facility permits restricted payments (by way of dividends or other distributions) with respect to, among other things, the Company’s capital stock payable solely in additional shares of its capital stock, the Company’s tax sharing agreement, the Series A Preferred Stock of Group, the Series B Preferred Stock of Group and the 13 1/8% Senior Discount Debentures due 2008 of Group. The ability of Operating to declare dividends on its capital stock is also limited by Delaware law, which permits a company to pay dividends on its capital stock only out of its surplus or, in the event that it has no surplus, out of its net profits for the year in which a dividend is declared or for the immediately preceding fiscal year. Under the Amended Wachovia Credit Facility, Operating is required to maintain a fixed interest charge coverage ratio of 1.1 if excess availability is less than $20.0 million for any 30 consecutive day period. Operating has at all times been in compliance with all financial covenants.

Maximum borrowings under our working capital credit agreements during fiscal 2003 were $10,000 and average borrowings were $1,020. There were no borrowings during fiscal years 2004 and 2005 and there were no borrowings outstanding at January 29, 2005 and January 28, 2006.

Outstanding letters of credit established primarily to facilitate international merchandise purchases at January 29, 2005 and January 28, 2006 amounted to $58,700 and $69,900, respectively.

7. Long-Term Debt and Preferred Stock

	January 29, 2005	January 28, 2006
Operating:
9 3/4% senior subordinated notes(a)	$275,000	$275,000
5.0% notes payable(b)	22,000	23,195

Total Operating long-term debt	297,000	298,195

Group:
13 1/8% Debentures(c)	21,667	21,667
Mandatorily redeemable preferred stock(d)	258,266	312,005

Total Group long-term debt	576,933	631,867
Group preferred stock(d)	92,800	92,800

Total Group long-term debt and preferred stock	$669,733	$724,667

The scheduled payments of long-term debt are $44.9 million in 2008, $312.0 million in 2009 and $275.0 million in 2014.

(a) On November 21, 2004, Operating entered into a Senior Subordinated Loan Agreement with entities managed by Black Canyon Capital LLC and Canyon Capital Advisors LLC, which provided for a term loan of $275 million. The proceeds of the term loan were used to redeem in full Operating’s outstanding 10 3/8% senior subordinated notes due 2007 ($150 million) and to redeem in part Intermediate’s 16% senior discount contingent principal notes due 2008 ($125 million). On March 18, 2005, the term loan was converted into equivalent new 9 3/4% senior subordinated notes of Operating due 2014 (9 3/4% senior subordinated notes) in accordance with the terms of the loan agreement.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

The 9 3/4% senior subordinated notes are general senior subordinated obligations of Operating and certain subsidiaries of Operating, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Operating’s existing domestic subsidiaries, other than non-guarantor subsidiaries, are guarantors of the 9 3/4% senior subordinated notes. The 9 3/4% senior subordinated notes are secured by the assets of Operating and certain subsidiaries of Operating and by Operating’s common stock owned by Group and such security interest is junior in priority to that securing first-lien obligations, including those under the Amended Wachovia Credit Facility.

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

Under the indenture governing the 9 3/4% senior subordinated notes, Operating may declare cash dividends payable to Group in an amount sufficient to enable Group to make the regularly scheduled payment of interest in respect of the senior discount debentures of Group so long as no default or event of default has occurred and is continuing under the indenture. The ability of Operating to declare dividends on its capital stock is also limited by Delaware law, which permits a company to pay dividends on its capital stock only out of its surplus or, in the event that it has no surplus, out of its net profits for the year in which a dividend is declared or for the immediately preceding fiscal year. In order to pay dividends in cash, Operating must have surplus or net profits equal to the full amount of the cash dividend at the time such dividend is declared. In determining Operating’s ability to pay dividends, Delaware law permits the board of directors of Operating to revalue its assets and liabilities from time to time to their fair market value in order to create a surplus.

On October 3, 2005, Operating announced a cash tender offer and consent solicitation for all its outstanding 9 3/4% senior subordinated notes. On October 17, 2005, Operating announced that 100% of the outstanding 9 3/4% senior subordinated notes had been tendered. Holders of the 9 3/4% senior subordinated notes will receive total consideration equal to $1,015.07 per $1,000 principal amount, or 101.507% of their par value, comprising tender consideration of 1.1% and a consent payment of $5.07. On November 1, 2005, Operating extended the expiration date of its tender offer, and further extended it on January 23, 2006 and March 1, 2006. The offer will now expire on May 1, 2006 unless further extended.

On April 24, 2006, Operating entered into commitment letters with Goldman Sachs Credit Partners L.P., Bear, Stearns & Co. Inc., Bear Stearns Corporate Lending Inc., and Wachovia Bank, National Association under which such institutions and their affiliates have committed to provide a senior secured term loan (the “Term Loan”) to Operating with a principal amount of up to $285 million, subject to Operating’s ability to increase the principal amount in the form of an additional tranche of up to $100 million under certain terms and conditions. Operating intends to use the proceeds of the Term Loan to repay or redeem certain outstanding indebtedness of Operating and to pay fees and expenses related to such transactions. The closing and funding of the Term Loan are conditioned on (i) the satisfaction of certain customary conditions and (ii) the amendment of the existing revolving credit agreement of Operating and certain of its subsidiaries with Wachovia Bank, National Association and certain other lenders (the “Revolving Credit Facility”) to permit the contemplated Term Loan. The Term Loan will be secured by security

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

interests in substantially all of our assets, subject to inter-creditor arrangements to be negotiated with the lenders under the Revolving Credit Facility.

(b) On February 4, 2003, Group and Operating entered into a credit agreement with TPG-MD Investment, LLC, a related party, which provides for a Tranche A loan to Operating in an aggregate principal amount of $10.0 million and a Tranche B loan to Operating in an aggregate principal amount of $10.0 million. The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date, resulting in an effective interest rate of 5.6%. The outstanding amount of these loans is convertible into shares of common stock of Group at $6.82 per share. These loans are subordinated in right of payment to the prior payment of all senior debt. On November 21, 2004, this credit agreement was amended to subordinate the Tranche A loan in right of payment to Operating’s 9 3/4% senior subordinated notes while the Tranche B loan is pari passu in right of payment with such notes.

(c) The 13 1/8% senior discount debentures are senior unsecured obligations of Group and mature on October 15, 2008. Interest is payable in arrears on April 15 and October 15 of each year subsequent to October 15, 2002. The 13 1/8% senior discount debentures may be redeemed at the option of Group at 100%.

(d) The restated certificate of incorporation of our predecessor, a New York corporation, authorized issuance of up to:

(1) 1,000,000 shares of Series A cumulative preferred stock, par value $.01 per share, and

(2) 1,000,000 shares of Series B cumulative preferred stock, par value $.01 per share.

At January 29, 2005 and January 28, 2006, 92,800 shares of Series A preferred stock and 32,500 shares of Series B preferred stock were issued and outstanding.

Each series of the preferred stock accumulates dividends at the rate of 14.5% per annum (payable quarterly) for periods ending on or prior to October 17, 2009. Dividends compound to the extent not paid in cash. A default in the payment of the Series A preferred stock redemption price will trigger dividends accruing and compounding quarterly at a rate of (i) 16.50% per annum with respect to periods ending on or before October 17, 2009, and (ii) 18.50% with respect to periods starting after October 17, 2009. A default in the payment of the Series B preferred stock redemption price will trigger dividends accruing and compounding quarterly at a rate of 16.50% per annum.

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

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

In certain circumstances (including a change of control of Group), subject to restrictions imposed by certain indebtedness of the Company, Group may be required to repurchase shares of the preferred stock at liquidation value plus accumulated and unpaid dividends. If Group liquidates, dissolves or winds up, whether voluntary or involuntary, no distribution shall be made either (i) to those holders of stock ranking junior to the preferred stock, unless prior thereto the holders of the preferred stock receive the total value for each share of preferred stock plus an amount equal to all accrued dividends thereon as of the date of such payment or (ii) to the holders of stock ranking pari passu with the preferred stock (which we refer to as the “parity stock”), except distributions made ratably on the preferred stock and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon liquidation, dissolution or winding up of Group.

Effective at the beginning of the third quarter of 2003, the Company adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This pronouncement required the reclassification to long-term debt of the liquidation value of Group Series B preferred stock and the related accumulated and unpaid dividends and the accumulated and unpaid dividends related to the Series A preferred stock since these amounts are required to be redeemed in October 2009. The preferred dividends related to the liquidation value of the Series B preferred stock and to the accumulated and unpaid dividends of the Series A and Series B preferred stock for the third and fourth quarters of 2003 and fiscal 2004 and 2005 are included in interest expense. The Series A preferred stock is only redeemable in certain circumstances (including a change of control at Group) and does not qualify for reclassification under SFAS No. 150. Accordingly, the dividends related to the Series A preferred stock are deducted from stockholders’ deficit.

Accumulated but unpaid dividends amounted to $279,506 at January 28, 2006.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

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

Group exchanged $87,006 fair value of new notes for $131,083 face amount (including accrued interest of $10,750) of existing debentures. The difference between the fair value of the new notes and the carrying value of the existing debentures of $44,077 was included as a gain in the statement of operations in fiscal year 2003.

9. Commitments and Contingencies

(a) Operating Leases

As of January 28, 2006, Operating was obligated under various long-term operating leases for retail and factory outlet stores, warehouses, office space and equipment requiring minimum annual rentals.

These operating leases expire on varying dates through 2019. At January 28, 2006 aggregate minimum rentals are, as follows:

Fiscal year	Amount
2006	$55,432
2007	54,522
2008	47,860
2009	44,223
2010	39,365
Thereafter	86,537

Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

Rent expense for fiscal 2003, 2004 and 2005 was $42,997, $46,583 and $49,144, respectively, including contingent rent, based on store sales, of $814, $1,700 and $2,768.

(b) Employment Agreements

The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

(c) Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary conduct of its business. Although the outcome of these claims cannot be predicted with certainty, management does not believe that it is reasonably possible that resolution of these legal proceedings will result in unaccrued losses that would be material.

10. Employee Benefit Plan

The Company has a 401(K) Savings Plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company’s contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the 401(K) Savings Plan were $1,288, $1,306 and $1,428 for fiscal 2003, 2004 and 2005, respectively.

11. License Agreement

Operating has a licensing agreement through January 2007 with Itochu Corporation, a Japanese trading company. The agreement permits Itochu to distribute J.Crew merchandise in Japan.

Operating earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 2003, 2004 and 2005 was $2,456, $2,757 and $2,864, respectively.

12. Other Revenues

Other revenues consist of the following:

	2003	2004	2005
Shipping and handling fees	$25,205	$21,624	$26,430
Royalties	2,456	2,757	2,864
Other	1,676	1,670	(235)

	$29,337	$26,051	$29,059

13. Financial Instruments

The fair value of the Company’s long-term debt (including redeemable preferred stock) is estimated to be approximately $596,400 and $595,100 at January 29, 2005 and January 28, 2006, respectively, and is based on current rates offered to the Company for debt of similar maturities or quoted market prices of the same or similar instruments. The carrying amounts of long-term debt were $576,933 and $631,867 at January 29, 2005 and January 28, 2006, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

14. Income Taxes

Group files a consolidated federal tax return, which includes all its wholly owned subsidiaries. Each subsidiary files separate state tax returns in the required jurisdictions. Group and its subsidiaries have entered into a tax sharing agreement providing (among other things) that each of the subsidiaries will

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

reimburse Group for its share of income taxes based on the proportion of such subsidiaries’ tax liability on a separate return basis to the total tax liability of Group.

The income tax provision (benefit) consists of:

	2003	2003	2004	2005
	Group	Operating	Group and Operating	Group and Operating
Current:
Foreign	$250	$250	$300	$290
Federal	(3,744)	(3,744)	—	580
State and local	(1,006)	(1,006)	300	1,930

	(4,500)	(4,500)	600	2,800
Deferred	5,000	(910)	—	—

Total	$500	$(5,410)	$600	$2,800

A reconciliation between the provision (benefit) for income taxes based on the U.S. Federal statutory rate and the effective rate, is as follows:

	2003		2004		2005
	Group	Operating	Group	Operating	Group	Operating
Federal income tax rate	(35.0)%	(35.0)%	(35.0)%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.8	0.8	0.4	3.4	19.0	2.5
Foreign income tax	—	—	—	—	4.4	0.6
Valuation allowance	64.0	36.9	5.6	(32.3)	(245.8)	(34.7)
Additional NOL carryback	(7.4)	(7.8)	—	—	—	—
Adjustment of prior tax accruals	(2.6)	(2.7)	—	—	(8.1)	(1.1)
Non-deductible expenses (primarily Group preferred dividends)	8.4	—	18.6	—	242.6	3.8
Non-recognized gain (loss) on exchange of debt	(27.2)	—	11.0	—	—	—
Other	—	(3.6)	—	(.9)	(4.7)	(0.6)

Effective tax rate	1.0%	(11.4)%	0.6%	5.2%	42.4%	5.5%

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

	January 29, 2005	January 29, 2005	January 28, 2006	January 28, 2006
	Group	Operating	Group	Operating
Deferred tax assets:
Original issue discount	$3,900	$—	$3,900	$—
Rent	17,800	17,800	17,000	17,000
Federal NOL carryforwards	47,200	6,200	29,800	—
State and local NOL carryforwards	4,500	4,500	3,200	3,200
Reserve for sales returns	1,900	1,900	2,500	2,500
Other	4,400	4,400	3,700	3,700

	79,700	34,800	60,100	26,400
Valuation allowance	(63,400)	(18,500)	(46,500)	(12,800)

	16,300	16,300	13,600	13,600

Deferred tax liabilities:
Prepaid catalog and other prepaid expenses	(6,600)	(6,600)	(7,600)	(7,600)
Difference in book and tax basis for property and equipment	(9,700)	(9,700)	(6,000)	(6,000)

	(16,300)	(16,300)	(13,600)	(13,600)

Net deferred income tax assets	$—	$—	$—	$—

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

The Company has significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods. SFAS No. 109 “Accounting for Income Taxes” states that a valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which a company operates, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of our assessment, we established a valuation allowance for the net deferred tax assets at February 1, 2003. The valuation allowance was adjusted at January 29, 2005 and January 28, 2006 to fully reserve net deferred tax assets at such dates. The Company did not recognize any net tax benefits in fiscal 2005 and does not expect to recognize any net tax benefits in future results of operations until an appropriate level of profitability is sustained.

The Company has net operating loss carryforwards, which expire in 2025, of approximately $83 million to offset future taxable income for federal income tax purposes. The amount and expiration date of net operating loss carryforwards for state and local income tax purposes vary by tax jurisdiction.

15. Stock Compensation Plans

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

2003 Equity Incentive Plan

In January 2003, the Board of Directors of Group approved the adoption of the 2003 Equity Incentive Plan (2003 Plan). Under the terms of the 2003 Plan, an aggregate of 4,798,160 shares of Group common stock are available for award to key employees and consultants in the form of non-qualified stock options and restricted shares, as follows:

•	1,115,812 shares are reserved for the issuance of stock options at an exercise price of $6.82 or fair market value, whichever is greater,

•	1,115,812 shares are reserved for the issuance of stock options at an exercise price of $25.00 or fair market value, whichever is greater,

•	1,115,812 shares are reserved for the issuance of stock options at an exercise price of $35.00 or fair market value, whichever is greater, and

•	1,450,724 shares are reserved for the issuance of restricted shares.

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

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

A summary of stock option activity for the three years ended January 28, 2006, is as follows:

	2003		2004		2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning of year	4,474,469	$18.22	2,410,606	$8.37	4,582,265	$13.15
Granted	377,750	6.85	2,515,848	17.07	1,014,914	14.66
Exercised	—	—	—	—	(388,674)	7.03
Cancelled	(2,441,613)	26.19	(344,189)	8.33	(439,156)	10.05

Outstanding, end of year	2,410,606	$8.37	4,582,265	$13.15	4,769,349	$14.25

Options exercisable at end of year	849,302	$10.59	1,706,775	$11.81	2,011,665	$14.03

The following table summarizes information about stock options outstanding as of January 28, 2006:

	Outstanding		Weighted average remaining contractual life (in months)	Exercisable
Range	Number of options	Weighted average option price		Number of options	Weighted average option price
$6.82-$8.53	1,642,463	$6.87	74	798,237	$6.89
$10.00-$20.81	1,994,936	$14.14	97	733,652	$14.38
$25.00-$35.00	1,131,950	$25.15	99	479,776	$25.35

$6.82-$35.00	4,769,349	$14.25	89	2,011,665	$14.03

Under the 2003 Plan, 224,402, 196,000 and 170,000 restricted shares were issued in fiscal 2003, 2004 and 2005, respectively, of which 83,689 and 64,750 shares were forfeited in fiscal 2003 and 2005, respectively. On January 28, 2006, there were 1,446,229 restricted shares outstanding, of which 809,951 shares were vested.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

The weighted-average grant-date fair value per share of restricted stock issued in fiscal years 2003, 2004 and 2005 was $0.74, $1.12 and $12.76, respectively.

16. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123R must be adopted no later than the first interim or annual period beginning after June 15, 2005.

As permitted by SFAS No. 123, we have accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. We will adopt SFAS No. 123R effective January 29, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 29, 2006 for which the requisite service has not been rendered and that are outstanding as of January 29, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R will require us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income pursuant to SFAS No. 123 in Note 1q of Notes to Consolidated Financial Statements.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, effective for fiscal years beginning after December 15, 2005. Statement No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principles as well as the changes required by an accounting pronouncement that does not include specific transition provisions. The Company does not expect the implementation of Statement No. 154 to have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In October 2005, the FASB issued Staff Position FAS 13-1, Accounting For Rental Costs Incurred During A Construction Period. FAS 13-1 provides that there is no distinction between the right to use a leased asset during and after the construction period; therefore rental costs incurred during the construction period should be recognized as rental expense and included in income from continuing operations. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005; early adoption is permitted. The Company adopted FAS 13-1 in the fourth quarter of fiscal 2005 and the effect was not material.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

17. Quarterly Financial Information (Unaudited)

	(in millions)
	Thirteen Weeks Ended May 1, 2004	Thirteen Weeks Ended July 31, 2004	Thirteen Weeks Ended October 30, 2004	Thirteen Weeks Ended January 29, 2005(a)	Fifty-two Weeks Ended January 29, 2005
Net sales	$140.6	$182.1	$200.9	$254.7	$778.3
Gross profit	60.7	74.2	89.0	101.5	325.4
Net loss-Group	(23.7)	(13.8)	(9.9)	(52.9)	(100.3)
Net income / (loss)-Operating	(7.7)	3.2	7.5	8.4	11.4

	Thirteen Weeks Ended April 30, 2005	Thirteen Weeks Ended July 30, 2005	Thirteen Weeks Ended October 29, 2005	Thirteen Weeks Ended January 28, 2006	Fifty-two Weeks Ended January 28, 2006
Net sales	$204.6	$221.3	$217.2	$281.2	$924.3
Gross profit	96.5	97.0	97.8	106.7	398.0
Net income (loss) – Group	4.9	1.7	3.0	(5.8)	3.8
Net income-Operating	15.1	12.4	14.3	5.9	47.7

(a)	Net loss of Group includes a pre-tax loss on the refinancing of debt of $49.8 million and net income of Operating includes a pre-tax loss of $4.0 million related to the refinancing of debt.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Cost and Expenses(a)	Charged to other Accounts	Deductions(a)	Ending Balance
	(in thousands)
Inventory reserve (deducted from inventories)
Fiscal year ended:
January 31, 2004	$12,420	$—	$—	$7,380	$5,040
January 29, 2005	5,040	—	—	557	4,483
January 28, 2006	4,483	3,537	—	—	8,020

Allowance for sales returns (included in other current liabilities)
Fiscal year ended:
January 31, 2004	$5,313	$—	$—	$2,309	$3,004
January 29, 2005	3,004	1,827	—	—	4,831
January 28, 2006	4,831	1,385	—	—	6,216

(a)	The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period inventory write-downs and sales returns are charged to the statement of operations as incurred.

EXHIBIT INDEX

Exhibit No.	Document
2.1	Agreement and Plan of Merger between J.Crew Group, Inc. (a New York corporation) and J.Crew Group, Inc. (a Delaware corporation), dated as of October 11, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on October 17, 2005.

2.2	Agreement of Merger between Group and Intermediate, dated as of October 11, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on October 17, 2005.

3.1	Certificate of Incorporation of J.Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the Registration Statement of J.Crew Group, Inc. on Form S-1/A filed on October 11, 2005 (File No. 333-127628) (the “October 11, 2005 S-1/A”).

3.2	By-laws of J.Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

3.3	Certificate of Incorporation of J.Crew Operating Corp., as amended. Incorporated by reference to Exhibits 3.1 and 3.2 to the Registration Statement of J.Crew Operating Corp. on Form S-4 filed on December 16, 1997 (File No. 333-42423) (the “Operating S-4”).

3.4	By-laws of J.Crew Operating Corp., as amended. Incorporated by reference to Exhibit 3 to the Form 10-Q for the period ended October 31, 1998 and Exhibit 3.14 to the Operating S-4.

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Indenture, dated as of October 17, 1997, between J.Crew Group, Inc. as Issuer and State Street Bank and Trust Company as Trustee (the “Group Indenture”). Incorporated by reference to Exhibit 4.3 to the Registration Statement of J.Crew Group, Inc. on Form S-4 filed on December 16, 1997 (File No. 333-42427) (the “S-4 Registration Statement”).

4.2	Amendment No. 1, dated as of May 6, 2003, of the Group Indenture. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on May 8, 2003.

4.3	Stockholders’ Agreement, dated as of October 17, 1997, between J.Crew Group, Inc. and the Stockholder signatories thereto. Incorporated by reference to Exhibit 4.1 to the S-4 Registration Statement (File No. 333-42427).

4.4	Employment Agreement, dated as of October 17, 1997, among J.Crew Group, Inc., J.Crew Operating Corp. and TPG Partners II, L.P. and Emily Woods. Incorporated by reference to Exhibit 10.1 to the S-4 Registration Statement (File No. 333-42427).

4.5	Stockholders’ Agreement, dated as of October 17, 1997, among J.Crew Group, Inc., TPG Partners II, L.P. and Emily Woods. Incorporated by reference to Exhibit 4.4(b) to the S-1 Registration Statement filed on August 17, 2005 (File No. 333-127628) (the “S-1 Registration Statement”).

4.6	Amendment to Stockholders’ Agreement, dated as of June 11, 1998, between TPG Partners II, L.P. and Emily Woods. Incorporated by reference to Exhibit 4.4(c) to the S-1 Registration Statement.

4.7	Amendment to Stockholders’ Agreement, dated as of February 3, 2003, among J.Crew Group, Inc., TPG Partners II, L.P. and Emily Woods. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 7, 2003.

Exhibit No.	Document
4.8	Stockholders’ Agreement, dated as of January 24, 2003, among J.Crew, TPG Partners II, L.P. and Millard Drexler. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 3, 2003.

4.9	Stockholders’ Agreement, dated as of February 20, 2003, among J.Crew Group, Inc., TPG Partners II, L.P. and Jeffrey Pfeifle. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 26, 2003.

4.10	Indenture, dated as of March 18, 2005, among J.Crew Operating Corp. as Issuer, J.Crew Intermediate LLC, Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew, Inc. and J.Crew International, Inc. as Guarantors, and U.S. Bank National Association as Trustee (the “9 3/4% Notes Indenture”). Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 23, 2005.

4.11	First Supplemental Indenture, dated as of October 17, 2005, supplementing the 9 3/4% Notes Indenture. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 18, 2005.

4.12	Second Supplemental Indenture, dated as of October 17, 2005, supplementing the 9 3/4% Notes Indenture. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 18, 2005.

4.13	Security Agreement, dated as of November 21, 2004, by and among J.Crew Operating Group, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC as Grantors, and U.S. Bank National Association as Collateral Agent. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 28, 2004.

4.14	Intercreditor Agreement, dated as of November 21, 2004, among Congress Financial Corporation as Senior Credit Agent, U.S. Bank National Association as Collateral Agent, J.Crew Operating Corp., J.Crew, Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 28, 2004.

Material Contracts

10.1	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets, LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”). Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on December 28, 2004.

10.2	Amendment No. 1, dated as of October 10, 2005, to the Credit Facility. Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on October 17, 2005.

10.3	Joinder Agreement between the Company and Wachovia Bank, National Association, as Agent under the Credit Facility, dated October 12, 2005. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 18, 2005.

10.4	Credit Agreement, dated as of February 4, 2003, by and between J.Crew Group, Inc., J.Crew Operating Corp., and certain subsidiaries thereof, and TPG-MD Investment, LLC (the “TPG-MD Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2003.

10.5	Amendment No. 1, dated as of November 21, 2004, to the TPG-MD Credit Agreement. Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 28, 2004.

10.6	Purchase Agreement, dated as of August 16, 2005, between the Company and TPG Partners II L.P., TPG Parallel II L.P. and TPG Investors II L.P. Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement.

Exhibit No.	Document
10.7	Letter Agreement, dated as of August 16, 2005, between the Company and TPG-MD Investment, LLC. Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement.

Management Contracts and Compensatory Plans and Arrangements

10.8	Amended and Restated J.Crew Group, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended August 3, 2002.

10.9	J.Crew Group, Inc. 2003 Equity Incentive Plan (the “2003 Plan”). Incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended February 1, 2003.

10.10	Amendment No. 1 to the 2003 Plan. Incorporated by reference to Exhibit 10.4(b) to the Form 10-K for the fiscal year ended January 31, 2004.

10.11	Services Agreement, dated January 24, 2003, between the Company, Millard S. Drexler, Inc. and Millard S. Drexler. Incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended February 1, 2003.

10.12	Option Surrender Agreement, dated September 25, 2003, between the Company and Millard S. Drexler. Incorporated by reference to Exhibit 10.9(b) to the Form 10-K for the fiscal year ended January 31, 2004.

10.13	Employment Agreement, dated January 24, 2003, between the Company and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended February 1, 2003.

10.14	Option Surrender Agreement, dated September 25, 2003, between the Company and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.10(b) to the Form 10-K for the fiscal year ended January 31, 2004.

10.15	Offer letter, dated September 15, 2003, from the Company to Roxane Al-Fayez. Incorporated by reference to Exhibit 10.16 to the Form 10-K for the fiscal year ended January 29, 2005.

10.16	Employment Agreement, dated January 23, 2004, between the Company and Tracy Gardner. Incorporated by reference to Exhibit 10.14 to the Form 10-K for the fiscal year ended January 31, 2004.

10.17	Employment Agreement, dated August 16, 2005, between the Company and James Scully. Incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement.

10.18	Amended and Restated Employment Agreement by and among the Company, Operating and Millard S. Drexler dated as of October 20, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2005.

10.19	Trademark License Agreement by and among the Company, Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

Exhibit No.	Document

Other Exhibits

14	Code of Ethics and Business Practices of the Company. Incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended January 31, 2004.

21.1	Subsidiaries of J.Crew Group, Inc. Incorporated by reference to Exhibit 21.1 to the October 11, 2005 S-1/A.

23.1†	Consent of KPMG LLP, Independent Auditors.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.