Form 10-Q
period 2006-07-29
J CREW GROUP INC
filed 2006-09-11
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-42427	J. CREW GROUP, INC.	22-2894486
(Incorporated in Delaware)

770 Broadway

New York, New York 10003

Telephone: (212) 209-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 28, 2006:

J.Crew Group, Inc.     57,967,723 shares of common stock, par value $.01 per share

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

J.CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 29, 2006	January 28, 2006
	(unaudited) (in thousands, except for share data)
Assets

Current assets:
Cash and cash equivalents	$68,838	$61,275
Merchandise inventories	134,636	116,191
Prepaid expenses and other current assets	25,863	29,132
Refundable income taxes	8,600	8,600

Total current assets	237,937	215,198

Property and equipment - at cost	265,966	252,328
Less accumulated depreciation and amortization	(156,043)	(142,920)

	109,923	109,408

Other assets	14,637	12,715

Total assets	$362,497	$337,321

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$78,610	$75,833
Other current liabilities	51,582	64,031
Federal and state income taxes	3,568	2,677
Current portion of long-term debt	2,850	—

Total current liabilities	136,610	142,541
Deferred credits	61,457	57,956

Long-term debt	247,150	631,867

Preferred stock	—	92,800

Stockholders’ deficit:
Common stock ($.01 par value; 200,000,000 shares authorized; 60,309,329 and 27,757,209 shares issued; 59,074,602 and 26,522,562 shares outstanding)	603	278
Additional paid-in capital	494,189	—
Deferred compensation	—	(2,655)
Treasury stock, at cost (1,234,727 shares)	(2,686)	(2,686)
Accumulated deficit	(574,826)	(582,780)

Total stockholders’ deficit	(82, 720)	(587,843)

Total liabilities and stockholders’ deficit	$362,497	$337,321

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	July 29, 2006	July 30, 2005
	(unaudited) (in thousands, except for per share data)
Revenues:
Net sales	$260,233	$221,338
Other	8,936	8,028

	269,169	229,366

Cost of goods sold, including buying and occupancy costs	155,951	132,346

Gross profit	113,218	97,020

Selling, general and administrative expenses	86,399	76,877

Income from operations	26,819	20,143

Interest expense –net	15,660	17,911
Loss on refinancing of debt	10,039	—

Income before income taxes	1,120	2,232

Income taxes	1,100	500

Net income	20	1,732

Preferred stock dividends	(2,777)	(3,364)

Net loss applicable to common stockholders	$(2,757)	$(1,632)

Earnings per share:
Basic	$(.08)	$(.07)

Diluted	$(.08)	$(.07)

Weighted average shares outstanding:
Basic	36,433	24,168

Diluted	36,433	24,168

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Twenty-six weeks ended
	July 29, 2006	July 30, 2005
	(unaudited) (in thousands, except for per share data)
Revenues:
Net sales	$493,568	$425,917
Other	16,288	13,984

	509,856	439,901

Cost of goods sold, including buying and occupancy costs	287,244	246,435

Gross profit	222,612	193,466

Selling, general and administrative expenses	167,498	150,337

Income from operations	55,114	43,129

Interest expense – net	34,856	35,400
Loss on refinancing of debt	10,039	—

Income before income taxes	10,219	7,729

Income taxes	2,400	1,100

Net income	7,819	6,629

Preferred stock dividends	(6,141)	(6,728)

Net income (loss) applicable to common stockholders	$1,678	$(99)

Earnings per share:
Basic	$0.05	$0.00

Diluted	$0.05	$0.00

Weighted average shares outstanding:
Basic	30,934	24,155

Diluted	34,670	24,155

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Twenty-six weeks ended
	July 29, 2006	July 30, 2005
	(unaudited) (in thousands, except for share data)
Cash flow provided by operating activities:
Net income	$7,819	$6,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	14,888	16,283
Amortization of deferred financing costs	617	531
Non-cash stock compensation expense	1,406	252
Non-cash interest expense (including redeemable preferred stock dividends of $20,800 and $19,185 in 2006 and 2005, respectively)	21,293	19,814
Loss on refinancing of debt	10,039	—

Changes in operating assets and liabilities:
Merchandise inventories	(18,445)	(22,476)
Prepaid expenses and other current assets	3,269	(408)
Other assets	765	379
Accounts payable and other liabilities	(6,171)	(7,701)
Federal and state income taxes	891	529

Net cash provided by operating activities	36,371	13,832

Cash flow used in investing activities:
Capital expenditures	(15,405)	(8,738)

Cash flow provided by (used in) financing activities:
Exercise of stock options (including tax benefit)	2,128	951
Redemption of preferred stock	(358,271)	—
Redemption of 13 1/8% senior subordinated debentures	(21,667)	—
Repayment of 9 3/4% senior subordinated notes, including tender fees and other expenses of $4,859	(279,859)	—
Proceeds from issuance of the term loan	285,000	—
Proceeds from issuance of 21,620,000 shares of common stock net of costs incurred of $29,650	402,750	—
Costs incurred in connection with the term loan	(8,484)	—
Repayment of term loan	(35,000)	—

Net cash provided by (used in) financing activities	(13,403)	951

Increase in cash and cash equivalents	7,563	6,045

Cash and cash equivalents - beginning of period	61,275	23,647

Cash and cash equivalents - end of period	$68,838	$29,692

Non-cash financing activities:
Dividends on preferred stock (reflected directly in stockholders’ deficit)	$6,141	$6,728
Conversion of principal amount plus accrued and unpaid interest of 5% notes payable into 6,729,186 shares of common stock	23,685
Liquidation value of Series A preferred stock converted into 3,673,729 shares of common stock	73,475

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005

1. Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of J. Crew Group, Inc. (“Group” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheets as of July 29, 2006 and the condensed consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended July 29, 2006 and July 30, 2005 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the consolidated financial statements filed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

The results of operations for the thirteen and twenty-six-week periods ended July 29, 2006 are not necessarily indicative of the operating results for the full fiscal year.

2. Long-term debt

Long-term debt consists of the following:

	July 29, 2006	January 28, 2006
	($ in thousands)
Term loan	$250,000	$—
9 3/4% Senior Subordinated Notes	—	275,000
5% Convertible Notes Payable	—	23,195
13 1/8% Senior Discount Debentures	—	21,667
Redeemable preferred stock	—	312,005

	250,000	631,867
Less current portion	(2,850)	—

Total long-term debt	$247,150	$631,867

3. Share–Based Payments

At July 29, 2006, the Company had three share-based compensation plans, which are described below:

Amended and Restated 1997 Stock Option Plan

Under the terms of the Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), an aggregate of 3,697,374 shares of Group common stock are available for grant to key employees and consultants in the form of non-qualified stock options. The options have terms of seven to ten years and become exercisable over a period of four to five years. Options granted under the 1997 Plan are subject to various conditions, including under some circumstances, the achievement of certain performance objectives.

2003 Equity Incentive Plan

In January 2003, the Board of Directors of Group approved the adoption of the 2003 Equity Incentive Plan (the “2003 Plan”). Under the terms of the 2003 Plan, an aggregate of 9,288,269 shares of Group common stock are available for award to key employees and consultants in the form of non-qualified stock options and restricted shares, as follows:

•	2,159,987 shares are reserved for the issuance of stock options at an exercise price of $3.52 or fair market value, whichever is greater,

•	2,159,987 shares are reserved for the issuance of stock options at an exercise price of $12.91 or fair market value, whichever is greater,

•	2,159,987 shares are reserved for the issuance of stock options at an exercise price of $18.08 or fair market value, whichever is greater, and

•	2,808,309 shares are reserved for the issuance of restricted shares.

The options have terms of ten years and become exercisable over the period provided in each grant agreement. Under the 2003 Plan, the Compensation Committee of the Board of Directors of Group has the discretion to modify the exercise price and the number of shares reserved for the issuance of stock options and restricted shares.

2005 Equity Incentive Plan

The Board of Directors of Group has approved the adoption of the 2005 Equity Incentive Plan (the “2005 Plan”), which became effective June 27, 2006. Under the terms of the 2005 Plan, an aggregate of 1,900,000 shares of Group common stock are available for employees, independent contractors, and eligible non-employee directors of Group. The 1,900,000 shares are reserved for the issuance of stock options at an exercise price representing the fair market value on the date of grant. The options have terms of ten years and become exercisable over the period provided in the stock option agreements.

Prior to January 29, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No share-based employee compensation cost related to stock options was recognized in the Consolidated Statement of Operations prior to January 29, 2006, as all options granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.

Effective January 29, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized in the twenty-six week period ended July 29, 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award.

Total share-based compensation expense included in the Condensed Consolidated Statement of Operations for the twenty-six week period ended July 29, 2006 was $1.4 million. As a result of adopting SFAS No. 123R on January 29, 2006, the Company’s pre-tax income for the twenty-six weeks ended July 29, 2006 is $1.0 million lower than if the Company had continued to account for share-based compensation under APB No. 25. In accordance with the modified prospective transition method of SFAS No. 123R, financial results of previous periods have not been restated.

The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	Twenty-six weeks ended July 29, 2006
Risk-free interest rates(1)	4.2%
Dividend yield	—
Volatility(2)	40.0%
Weighted-average expected term(3)	6.25 years
Expected forfeiture rate(4)	9.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	For the twenty-six week period ended July 29, 2006, expected stock price volatility is based on the median volatility of companies in a peer group analysis.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term for the twenty-six week period ended July 29, 2006 was determined using the “simplified method” as allowed by Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.
(4)	Based upon historical experience.

As of July 29, 2006, there was $4.6 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 2.3 years. The weighted-average grant-date fair value of options granted was $6.84 during the first half of 2006 and $2.57 during the first half of 2005.

The following table summarizes stock options outstanding at July 29, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding, beginning of year	9,234	$7.36
Granted	214	15.87
Exercised	(529)	3.81		$6.7

Cancelled	(207)	8.79

Outstanding as of July 29, 2006	8,712	$7.76	7.2	$164.9

Exercisable as of July 29, 2006	3,684	$7.47	6.1	$70.8

Available for future grant as of July 29, 2006	2,084

Cash received from the exercise of stock options was $2.0 million for the twenty-six weeks ended July 29, 2006 and $1.0 million for the twenty-six weeks ended July 30, 2005.

Certain employees and directors have been awarded restricted stock under the 2003 Equity Incentive Plan. The restricted stock vests primarily over a period of four years. Total compensation expense is amortized over the vesting period. Compensation expense was $0.4 million for the twenty-six week period ended July 29, 2006 and $0.3 million for the twenty-six week period ended July 30, 2005. Unrecognized compensation associated with restricted stock was $2.2 million at July 29, 2006.

The following table summarizes restricted shares outstanding at July 29, 2006:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Outstanding, beginning of year	1,232	$2.33
Granted	—	—
Vested	(107)	.40
Cancelled	—	—

Outstanding as of July 29, 2006	1,125	$2.51

4. Other

The Company recorded an adjustment of $1.3 million in the first quarter of fiscal 2005 to reverse income recognized on unredeemed gift cards in prior years.

5. Debt Refinancings

On May 15, 2006 (the “Closing Date”), J. Crew Operating Corp. (“Operating”), as borrower, Group and certain of Operating’s direct and indirect subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit and Guaranty Agreement”) with certain lenders named therein as lenders, Goldman Sachs Credit Partners L.P. (“GSCP”) and Bear, Stearns & Co. Inc. as joint lead arrangers and joint bookrunners, GSCP as administrative agent and collateral agent, Bear Stearns Corporate Lending Inc. as syndication agent and Wachovia Bank, National Association as documentation agent.

The total amount of the term loan (the “Term Loan”) borrowed by Operating under the Credit and Guaranty Agreement on the Closing Date was $285.0 million. Borrowings under the Credit and Guaranty Agreement will bear interest, at Operating’s option, at the base rate plus a margin ranging from 0.75% to 1.25% or at LIBOR plus a margin ranging from 1.75% to 2.25% per annum, payable quarterly, and will mature on the seventh anniversary of the Closing Date. Operating used the proceeds of the Term Loan and cash on hand to repurchase all $275.0 million aggregate principal amount of its 9 3/4% Senior Subordinated Notes due 2014 pursuant to its previously announced tender offer and consent solicitation and to pay accrued interest of $10.6 million and related premium, tender fees and other expenses of $13.3 million. A loss of $9.9 million on refinancing of debt was included in the statement of operations in the second quarter of fiscal 2006.

On June 14, 2006 (the “Redemption Date”), Group redeemed the $21.7 million aggregate principal amount of 13 1/8% Senior Discount Debentures due 2008 at a redemption price equal to 100.0% of their outstanding aggregate principal amount, together with accrued and unpaid interest to the Redemption Date. A loss of $0.1 million was included in the statement of operations in the second quarter of fiscal 2006.

6. Initial Public Offering

On July 3, 2006, the Company completed an initial public offering (“IPO”) of 21.6 million shares of common stock at $20.00 per share. The Company received net proceeds of $402.8 million from the offering after deducting $29.6 million in underwriting discounts and offering expenses. The Company used the net proceeds of the offering to redeem the liquidation value and accreted dividends of all outstanding Series A and Series B Preferred Stock.

On July 13, 2006, $73.5 million of Series A Preferred Stock held by TPG Partners II, L.P. TPG Parallel II, L.P. and TPG Investors, II, L.P. was redeemed with 3.7 million shares of the Company’s common stock.

Immediately prior to the consummation of the IPO, $20.0 million principal amount (plus accrued and unpaid interest of $3.7 million) of 5.0% Convertible Notes Payable was converted into 6.7 million shares of the Company’s common stock at a conversion price of $3.52 per share.

7. Income (Loss) Per Share

The calculation of basic income (loss) per share and diluted income (loss per share is presented as follow:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net income	$20	$1,732	$7,819	$6,629

Preferred stock dividends	(2,777)	(3,364)	(6,141)	(6,728)

Net income (loss) available to common stockholders	$(2,757)	$(1,632)	$1,678	$(99)

Weighted average common shares outstanding:
Basic	36,433	24,168	30,934	24,155

Diluted	36,433	24,168	34,670	24,155

Income (loss) per share:
Basic	$(0.08)	$(0.07)	$0.05	$0.00

Diluted	$(0.08)	$(0.07)	$0.05	$0.00

The number of shares of potentially dilutive securities excluded from the calculation of diluted earning per share are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Stock options	8,712	9,253	72	9,253
Unvested restricted stock	1,124	1,449	—	1,449
Convertible notes payable	—	6,423	—	6,423

	9,836	17,125	72	17,125

8. Stock Split

Effective June 13, 2006, the Company’s Board of Directors approved a 1.935798 for one split of the Company’s common stock in the form of a stock dividend. Accordingly, all references to share and per share information in all periods presented have been adjusted to reflect the stock split. The par value per share of the common stock was not changed as a result of the stock split.

9. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is fully effective as of January 1, 2007. The Company has not yet determined the impact from the adoption of this new accounting interpretation.

In June 2006, the Financial Accounting Standards Board ratified the consensus reached on Emerging Issues Task Force Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company has no intention of modifying its current accounting policy of recording sales tax collected on a net basis. Therefore, the adoption of EITF 06-03 will not have any effect on the Company’s financial position or results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission.

Results of Operations – Second Quarter of Fiscal 2006 Compared to Second Quarter of Fiscal 2005

Revenues

Revenues for the second quarter of fiscal 2006 (the thirteen weeks ended July 29, 2006) increased by $39.8 million, or 17.4%, to $269.2 million from $229.4 million in the second quarter of fiscal 2005 (the thirteen weeks ended July 30, 2005). We believe the increase in revenues for the second quarter of fiscal 2006 resulted from the continuing appeal of our expanded product line in both Stores (our retail and factory stores) and Direct (our catalog and Internet website) and continuing improvements in customer service in both Stores and Direct.

Stores sales increased by $34.7 million, or 21.3%, to $197.4 million in the second quarter of fiscal 2006 from $162.7 million in the second quarter of fiscal 2005. Comparable store sales increased 15.8% to $187.0 million in the second quarter of fiscal 2006 from $161.5 million in the comparable period last year. Non-comparable store sales were $10.4 million in the second quarter of fiscal 2006. There were 165 retail stores, 49 factory stores and two Crewcuts® stores open at July 29, 2006 compared to 156 retail stores and 43 factory stores at July 30, 2005.

Direct sales increased by $4.1 million, or 7.0%, to $62.8 million in the second quarter of fiscal 2006 from $58.7 million in the second quarter of fiscal 2005. The number of catalog pages circulated in the second quarter of fiscal 2006 increased by 2% from the second quarter of fiscal 2005.

The approximate percentage of our sales by product category during the second quarter, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended
	July 29, 2006	July 30, 2005
Apparel
Women’s	65%	65%
Men’s	20%	21%
Children’s	1%	—
Accessories	14%	14%

	100%	100%

The dollar increase in Stores and Direct sales in the second quarter of fiscal 2006 occurred primarily in women’s apparel. The sales of men’s apparel and accessories also increased during the period. The increase in women’s apparel sales was driven by sales of shirts, dresses, shorts and knits. Our Crewcuts® children’s concept was introduced in 2006 with the opening of ten shops within our retail stores in the first quarter of 2006 and two stand-alone stores in the second quarter of fiscal 2006.

Other revenues, which consist primarily of shipping and handling fees and royalties, increased to $8.9 million in the second quarter of fiscal 2006 from $8.0 million in the second quarter of fiscal 2005. The increase resulted from an increase in shipping and handling fees of $0.9 million as a result of the increase in Direct sales.

Gross Profit

Gross profit increased by $16.2 million to $113.2 million in the second quarter of fiscal 2006 from $97.0 million in the second quarter of fiscal 2005. This increase resulted from the following factors:

(a) increase in revenues	$21.7
(b) decrease in margin rate	(3.8)
(c) increase in buying and occupancy costs	(1.7)

$16.2

Gross margin decreased to 42.1% in the second quarter of fiscal 2006 from 42.3% in the second quarter of fiscal 2005. The decrease in gross margin was due to a decrease of 150 basis points in merchandise margin (which is equal to cost of goods sold, excluding buying and occupancy costs) due to increased markdowns. The decline in merchandise margin reflected a return to normalized clearance patterns after unusually high margins last year. The decrease in merchandise margin was offset by a 130 basis point decrease in buying and occupying costs as a percentage of revenues since buying and occupancy costs increased at a lower rate than revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $9.5 million to $86.4 million in the second quarter of fiscal 2006 from $76.9 million in the second quarter of fiscal 2005. This increase was attributable primarily to increases in variable Stores and Direct operating expenses, primarily payroll and payroll related ($4.0 million), increase in catalog production expenses ($1.0 million), consulting expenses ($1.1 million), expenses relating to the development of a new business under the Madewell® name ($0.5 million) and stock option expense under FAS 123R ($0.5 million). As a percentage of revenues, selling, general and administrative expenses decreased to 32.1% in the second quarter of fiscal 2006 from 33.5% in the second quarter of fiscal 2005 because revenues increased at a faster rate than selling, general and administrative expenses.

Interest Expense

Interest expense, net decreased by $2.2 million to $15.7 million in the second quarter of 2006 from $17.9 million in the second quarter of 2005 due to a $1.2 million decrease in interest expense and a $1.0 million increase in interest income. The decrease in interest expense resulted from lower average indebtedness, and the increase in interest income resulted primarily from an increase in invested funds for a limited period in July 2006 as a result of the IPO.

A summary of the components of interest expense, net is as follows:

	Thirteen Weeks Ended
	July 29, 2006	July 30, 2005
Accreted dividends on mandatorily redeemable preferred stock	$9.5	$9.8

Interest expense related to:
9 3/4% Senior Subordinated Notes due 2014	1.0	6.5
Term loan	5.0	—
13 1/8% Senior Discount Debentures due 2008	0.4	0.7
5% Convertible Notes Payable	0.2	0.3
Amortization of deferred financing costs	0.4	0.3
Other	0.3	0.4

Total interest expense	16.8	18.0
Interest income	(1.1)	(0.1)

Interest expense, net	$15.7	$17.9

All debt and preferred stock outstanding at the beginning of fiscal 2006 was redeemed during the second quarter with proceeds of the $285.0 million term loan described below under “—Credit and Guaranty Agreement” in May 2006 and the issuance of 21.6 million shares of common stock at $20.00 per share in our initial public offering (the “IPO”) in July 2006.

Loss on Refinancing of Debt

The loss on refinancing of debt of $10.0 million reflects $4.8 million of tender fees and other expenses and $5.2 million related to the write off of unamortized deferred financing costs incurred in connection with the redemption of the 9 3/4% Senior Subordinated Notes due 2014 in May 2006.

Income Taxes

The provision for income taxes for the second quarter of fiscal 2006 is based on the estimated effective tax rate for the year, which differs from statutory rates due primarily to the utilization of operating loss carryovers, which for alternative minimum tax purposes, is limited to 90% of taxable income in any fiscal year. Net deferred tax assets at January 28, 2006 and July 29, 2006 were fully reserved.

Net Income

Net income decreased by $1.7 million in the second quarter of 2006 to breakeven from $1.7 million in the second quarter of 2005. The increase in operating income of $6.7 million resulted from the gross profit attributable to the 17.4% increase in revenues and the decrease in interest expense of $2.2 million offset by a non-recurring loss on refinancing of debt of $10.0 million and an increase in the provision for income taxes of $0.6 million.

Results of Operations - First Half of Fiscal 2006 Compared to First Half of Fiscal 2005

Revenues

Revenues for the first half of fiscal 2006 (the twenty-six weeks ended July 29, 2006) increased by $70.0 million or 15.9% to $509.9 million from $439.9 million in the first half of fiscal 2005 (the twenty-six weeks ended July 30, 2005). We believe that the increase in revenues for the first half of fiscal 2006 resulted from the continuing appeal of our expanded product line in both Stores and Direct and the continuing improvements in our customer service. Included in sales for the first half of fiscal 2005 were $1.3 million of unredeemed gift certificates that expired during the first quarter and had been deducted from net sales when they were issued in the fourth quarter of fiscal 2004 in connection with a customer loyalty program.

Store sales increased by $56.6 million, or 18.4%, to $364.5 million in the first half of fiscal 2006 from $307.9 million in the first half of fiscal 2005. Comparable store sales increased 13.8% to $346.6 million in the first half of fiscal 2006 compared to $304.5 million in the comparable period last year. Non-comparable store sales were $17.9 million in the first half of fiscal 2006.

Direct sales increased by $11.0 million, or 9.3%, to $129.0 million in the first half of fiscal 2006 from $118.0 million in the first half of fiscal 2005. The number of catalog pages circulated in the first half of 2006 increased by 1% compared to the same period last year.

The approximate percentage of our sales by product category during the first half of the year, based on our internal merchandising system, is as follows:

	Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005
Apparel
Women’s	66%	66%
Men’s	19%	20%
Children’s	1%	—

Accessories	14%	14%

	100%	100%

The dollar increase in Store and Direct sales occurred primarily in women’s apparel. The increase in women’s apparel was driven by sales of shirts, dresses, shorts and knits. Sales of men’s apparel and accessories also increased in the first half of 2006.

Other revenues increased by $2.3 million in the first half of fiscal 2006, due primarily to a $1.2 million increase in shipping and handling fees reflecting an increase in Direct orders in the first half of fiscal 2006 and an adjustment of $1.3 million recorded in the first quarter of fiscal 2005 to reverse income recognized on unredeemed gift cards in prior years.

Gross Profit

Gross profit increased by $29.1 million, or 15.0%, to $222.6 million in the first half of fiscal 2006 from $193.5 million in the first half of fiscal 2005. The increase resulted from the following factors:

(a) increase in revenues	$39.4
(b) decrease in gross margin	(7.0)
(c) increase in buying and occupancy costs	(3.3)

$29.1

Gross margin decreased to 43.7% in the first half of fiscal 2006 from 44.0% in the first half of fiscal 2005. Buying and occupying costs as a percentage of revenues resulted in a 110 basis point increase in gross margin because buying and occupancy costs did not increase at the same rate as revenues. The decrease in gross margin of 30 basis points was due to a decrease of 140 basis points in merchandise margins, resulting from increased markdowns which offset the leverage from buying and occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $17.2 million, or 11.4%, to $167.5 million in the first half of fiscal 2006 from $150.3 million in the first half of fiscal 2005. The dollar increase is attributable primarily to an increase in variable operating expenses (primarily payroll and payroll related expenses) of Direct and Stores of ($7.7 million), catalog production expenses ($2.0 million), expenses related to the Madewell business ($1.0 million), stock option expenses under FAS 123R ($0.9 million) and consulting expenses ($2.0 million). As a percentage of revenues, selling, general and administrative expenses decreased to 32.9% in the first half of 2006 from 34.2% in the first half of 2005 due to revenues increasing at a faster rate than expenses.

Interest Expense

Interest expense, net decreased by $0.5 million to $34.9 million in the first half of fiscal 2006 from $35.4 million in the first half of fiscal 2005. The decrease is attributable to a $1.3 million increase in interest income which was partially offset by a $0.8 million increase in interest expense. The increase in interest income resulted primarily from an increase in invested funds for a limited period in July 2006 as a result of the IPO.

A summary of the components of interest expense, net is as follows:

	Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005
Accreted dividends on mandatorily redeemable preferred stock	$20.8	$19.2
Interest expense related to:
9 3/4% Senior Subordinated Notes due 2014	7.7	13.2
Term loan	5.0	—
13 1/8% Senior Discount Debentures due 2008	1.1	1.4
5% convertible notes payable	0.5	0.6
Amortization of deferred financing costs	0.6	0.5
Other	0.6	0.6

Total interest expense	36.3	35.5
Interest income	(1.4)	(0.1)

Interest expense, net	$34.9	$35.4

All outstanding debt at the beginning of fiscal 2006 was redeemed in the second quarter with the proceeds from the issuance of the term loan described below under “—Credit and Guaranty Agreement” in May 2006 and the proceeds from the IPO in July 2006.

Income Taxes

The provision for income taxes for the first half of fiscal 2006 is based on the estimated effective tax rate for the year, which differs from statutory rates due primarily to the utilization of operating loss carryovers, which for alternative minimum tax purposes, is limited to 90% of taxable income in any fiscal year. Net deferred tax assets at January 28, 2006 and July 29, 2006 were fully reserved.

Net Income

Net income increased by $1.2 million in the first half of 2006 to $7.8 million from $6.6 million in the first half of 2005. The increase in operating income of $12.0 million resulted primarily from the gross profit attributable to the 15.9% increase in revenues, and was reduced by a non-recurring loss on the refinancing of debt of $10.0 million and an increase in the provision for income taxes of $1.3 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under the Credit Facility. Our primary cash needs are capital expenditures in connection with opening new stores and making information technology system enhancements, meeting debt services requirements and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities.

Operating Activities

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
Net income	$7.8	$6.6
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	14.9	16.3
Accreted dividends on redeemable preferred stock	20.8	19.2
Non-cash interest	1.1	1.2
Loss on refinancing of debt	10.0	—
Other non-cash reconciling items	1.4	0.3
Changes in inventories	(18.4)	(22.5)
Changes in accounts payable and other current liabilities	(9.7)	(5.6)
Other changes in operating assets and liabilities	8.5	(1.7)

Net cash provided by operations	$36.4	$13.8

Cash provided by operating activities in the first half of fiscal 2006 was $36.4 million and consisted of net income of $7.8 million and non-cash adjustments of $48.2 million, reduced by an increase in working capital of $19.6 million. The increase in working capital consisted primarily of an increase of $18.4 million in inventories as a result of anticipated sales increases in the second half of 2006. The decrease in accounts payable and other current liabilities resulted primarily from a decrease in customer liabilities due to the expiration of a customer loyalty program in the first quarter of 2006 and the seasonality of customer liabilities which peak in the fourth quarter.

Cash provided by operating activities in the first half of fiscal 2005 was $13.8 million and consisted of net income of $6.6 million and non-cash adjustments of $37.0 million, reduced by an increase in working capital of $29.8 million. The increase in working capital consisted of an increase in merchandise inventories of $22.5 million and a decrease in accounts payable and other current liabilities of $5.6 million The decrease in accounts payable and other current liabilities resulted primarily from a decrease in customer liabilities due to the expiration of a customer loyalty program in the first quarter of fiscal 2005 and the seasonality of these liabilities, which peak in the fourth quarter.

Investing Activities

Capital expenditures were $15.4 million for the first half of fiscal 2006 compared to $8.7 million for the first half of fiscal 2005. Capital expenditures for the opening of new stores were $9.2 million and $3.8 million in 2006 and 2005, respectively. Capital expenditures are planned at $55.0 million for fiscal 2006, including $28.0 million for 27 new stores, $10.0 million for information technology enhancements, and the remainder for store renovations and general corporate purposes.

Financing Activities

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
Initial public offering of 21.6 million shares of common stock, net of expenses of $29.7 million	$402.8	$—
Redemption of preferred stock	(358.3)	—
Issuance of new debt, net of costs incurred of $8.5 million	276.5	—
Repayment of debt, including fees of $4.9 million	(336.5)	—
Exercise of stock options	2.1	1.0

	$(13.4)	$1.0

Financing activities in the first half of 2006 included an initial public offering of 21.6 million shares of common stock at a price of $20.00 per share and the issuance of $285.0 million Term Loan due in 2013. The proceeds of these financings were used to redeem all of the Company’s outstanding indebtedness including preferred stock and to prepay $35 million of the Term Loan. The Company’s total indebtedness (including preferred stock) of $724.7 million at January 28, 2006 was reduced to $250.0 million at July 29, 2006.

Financing activities in the first half of 2005 consisted of proceeds from the exercise of stock options.

Credit Facility

On December 23, 2004, J.Crew Group, Inc. (“Group”), J.Crew Operating Corp. (“Operating”) and certain of its subsidiaries entered into an Amended and Restated Loan and Security Agreement (the “Credit Facility”) with Wachovia Capital Markets, LLC, as arranger and bookrunner, Wachovia Bank, National Association as administrative agent (“Wachovia”), Bank of America, N.A., as syndication agent, Congress Financial Corporation, as collateral agent and a syndicate of lenders. The Credit Facility provides for revolving loans and letters of credit of up to $170.0 million (which can be increased to $250.0 million subject to certain conditions) at floating interest rates based on Wachovia’s prime rate plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.25% to 2.00%. The total amount of availability is limited to the sum of (a) invested cash, (b) 90% of eligible receivables, (c) 92.5% of the net recovery percentage of inventories (as determined by inventory appraisal) for the period August 1 through November 30, or 90.0% of the net recovery percentage of inventories for the period December 1 through July 31, and (d) real estate availability of 65% of appraised fair market value. The Credit Facility expires in December 2009. Borrowings under the Credit Facility are guaranteed by Group and all of Operating’s domestic direct or indirect subsidiaries and are secured by a perfected first priority security interest in substantially all of Group’s and its subsidiaries’ assets.

On May 15, 2006 (the “Closing Date”), Operating and certain of Operating’s direct and indirect subsidiaries as borrowers (the “Revolver Borrowers”), and Group and J.Crew International, Inc. as guarantors (the “Revolver Guarantors”) entered into (i) Amendment No.2 to Credit Facility, by and among the Revolver Borrowers, the Revolver Guarantors, the lenders party thereto, Wachovia, as administrative agent, Congress Financial Corporation, as collateral agent and Bank of America, N.A., as syndication agent (as amended or supplemented from time to time, the “Revolving Loan Agreement”), with the lenders party to the Revolving Loan Agreement, and Wachovia in its capacity as administrative agent and collateral agent for such lenders, and (ii) Amendment No.1 to Guarantee, with Wachovia, as administrative agent and collateral agent under the Revolving Loan Agreement (collectively, “Amendment No.2”). Pursuant to Amendment No.2, the lenders under the Revolving Loan Agreement agreed to amend the Revolving Loan Agreement to add a newly-formed subsidiary of Operating, Madewell Inc., as an additional guarantor under the Revolving Loan Agreement.

On the Closing Date, the Revolver Borrowers and the Revolver Guarantors and Madewell Inc. entered into Amendment No.3 to the Revolving Loan Agreement (“Amendment No.3”) with Wachovia as administrative agent and collateral agent under the Revolving Loan Agreement. Pursuant to Amendment No.3, the lenders under the Revolving Loan Agreement agreed to amend the Revolving Loan Agreement to allow the Revolver Borrowers and the Revolver Guarantors to, among other things, incur the Term Loan and to enter into the Credit and Guaranty Agreement, the Pledge and Security Agreement (Term Loan), the Trademark Agreement, the Copyright Agreement, the Intercreditor Agreement and the TPG-MD Amended and Restated Credit Agreement (all as defined below), as well as to permit Group to redeem and cancel all outstanding $21.7 aggregate principal amount of 13 1/8% Senior Discount Debentures due 2008 (the “Senior Discount Debentures”).

On June 26, 2006, Group, Operating and certain of their direct and indirect subsidiaries entered into Amendment No.4 (“Amendment No.4”) to the Credit Facility. Amendment No. 4 provided the consent of the Revolver Lenders to the IPO, the redemption of the Group’s outstanding preferred stock and the related transactions described in the Company’s Amendment No. 8 to the Registration Statement on Form S-1 (File No. 333-127628) filed on June 22, 2006. In addition, Amendment No.4 revised the covenant contained the Credit Facility that restricts annual capital expenditures by Group and its subsidiaries to conform to the restrictions contained in the Credit and Guaranty Agreement.

On July 10, 2006, Group, Operating and certain of their direct and indirect subsidiaries entered into Amendment No. 5 (“Amendment No.5”) to the Credit Facility. Amendment No.5 revises the covenant contained in the Credit Facility that restricts transactions with affiliates to materially conform to the restrictions on such transactions contained in the Credit and Guaranty Agreement.

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

There were no short-term borrowings during the first half of fiscal 2006 and there was $91.9 million available under the Credit Facility at July 29, 2006.

Credit and Guaranty Agreement

On May 15, 2006, Operating, as borrower, Group and certain of Operating’s direct and indirect subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit and Guaranty Agreement”) with certain lenders named therein as lenders, Goldman Sachs Credit Partners L.P. (“GSCP”) and Bear, Stearns & Co. Inc. as joint lead arrangers and joint bookrunners, GSCP as administrative agent and collateral agent, Bear Stearns Corporate Lending Inc. as syndication agent and Wachovia as documentation agent.

The total amount of the term loan (the “Term Loan”) borrowed by Operating under the Credit and Guaranty Agreement on the Closing Date was $285.0 million. Borrowings under the Credit and Guaranty Agreement will bear interest, at Operating’s option, at the base rate plus a margin ranging from 0.75% to 1.25% or at LIBOR plus a margin ranging from 1.75% to 2.25% per annum, payable quarterly, and will mature on the earlier of (a) the seventh anniversary of the Closing Date and (b) six months prior to the maturity date or mandatory redemption date (unless extended or repaid in accordance with their terms) of Group’s 13 1/8% Senior Discount Debentures due 2008 (the “Senior Discount Debentures”), the indebtedness outstanding under the TPG-MD Amended and Restated Credit Agreement, and Group’s Series A Preferred Stock and Series B Preferred Stock. Operating used the proceeds of the Term Loan and cash on hand to repurchase all $275.0 million aggregate principal amount of its 9 3/4% Senior Subordinated Notes due 2014 pursuant to its previously announced tender offer and consent solicitation and to pay accrued interest of $10.6 million and related premium, tender fees and other expenses of $13.3 million. A loss of $9.9 million on refinancing of debt is included in the statement of operations in the second quarter of fiscal 2006.

On the Closing Date, Operating, Group and certain of Operating’s direct and indirect subsidiaries as grantors (collectively, the “Grantors”), entered into a Pledge and Security Agreement Term Loan Collateral (the “Pledge and Security Agreement (Term Loan)”) with GSCP, as collateral agent under the Credit and Guaranty Agreement. Pursuant to the Pledge and Security Agreement (Term Loan), the Term Loan is secured by a perfected first or second priority security interest in the Grantors’ assets subject to inter-creditor arrangements agreed to by the lenders under the Revolving Loan Agreement and lenders under the Credit and Guaranty Agreement.

On the Closing Date, J.Crew Inc. and J.Crew International, Inc., subsidiaries of Operating, as grantors entered into a Trademark Security Agreement (the “Trademark Security Agreement”) with GSCP, as collateral agent under the Credit and Guaranty Agreement. Pursuant to the Trademark Security Agreement, the trademark security interests pledged under the Pledge and Security Agreement (Term Loan) were recorded in the database of the U.S. Patent and Trademark Office.

On the Closing Date, J.Crew International, Inc. as a grantor entered into a Copyright Security Agreement (the “Copyright Security Agreement”) with GSCP, as collateral agent under the Credit and Guaranty Agreement. Pursuant to the Copyright Security Agreement, the copyright security interests pledged under the Pledge and Security Agreement (Term Loan) were recorded in the database of the U.S. Copyright Office and perfected.

On the Closing Date, Operating, Group and certain of Operating’s direct and indirect subsidiaries entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with GSCP, as administrative agent and collateral agent under the Credit and Guaranty Agreement, and Wachovia, as administrative agent and collateral agent under the Revolving Loan Agreement. The Intercreditor Agreement details the relative rights and obligations of GSCP, as administrative agent and collateral agent under the Credit and Guaranty Agreement, and Wachovia, as administrative agent and collateral agent under the Revolving Loan Agreement.

Redemption of Senior Discount Debentures

On June 14, 2006 (the “Redemption Date”), we redeemed in whole, pursuant to the Indenture dated as of October 17, 1997 (as amended by the First Supplemental Indenture dated as of May 6, 2003) between Group, as issuer, and U.S. Bank National Association, as trustee (the “Trustee”), all $21.7 million aggregate principal amount of Senior Discount Debentures at a redemption price equal to 100.0% of their outstanding aggregate principal amount, together with accrued and unpaid interest to the Redemption Date. The redemption of the Senior Discount Debentures resulted in a $0.1 million loss in the second quarter of fiscal 2006.

Redemption of Preferred Stock

On July 13, 2006, we redeemed, with the proceeds of our initial public offering, all $92.8 million liquidation value of our Series A 14 1/2% Cumulative Preferred Stock (the “Series A Preferred Stock”) and all $32.5 million liquidation value of our Series B 14 1/2% Cumulative Redeemable Preferred Stock (together with the Series A Preferred Stock, the “Preferred Stock”) at 100% of liquidation value, as well as paid accumulated and unpaid dividends of $306.4 million on the Preferred Stock. Furthermore, Series A Preferred Stock, aggregating $73.5 million, held by TPG Partners II, L.P., TPG Parallel II, L.P. and TPG Investors II, L.P., investment funds affiliated with Texas Pacific Group, our largest shareholder, was redeemed with 3.7 million shares of our common stock.

Outlook

Management anticipates that capital expenditures in fiscal 2006 will be approximately $55.0 million, primarily for opening 27 new stores, information technology enhancements and general corporate purposes.

Management believes that the Company’s current cash position, cash flow from operations and availability under the Credit Facility will be adequate to finance working capital needs, planned capital expenditures and debt service obligations for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under our debt agreements depends on our future financing activities, our future operating performance and our future cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of July 29, 2006, we had the following obligations under letters of credit in future periods.

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
			($ in millions)
Letters of Credit
Standby	$6.4	$—	$—	$—	$6.4
Documentary	66.1	66.1	—	—	—

	$72.5	$66.1	$—	$—	$6.4

Contractual Obligations

The following table summarizes our contractual obligations as of July 29, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	($ in millions)
Long-term debt obligations	$250.0	2.9	$5.7	5.7	$235.7

Interest on long term debt(1)
Operating lease obligations(2)	327.9	55.4	102.4	83.6	86.5
Purchase obligations:
Inventory commitments	274.8	274.8	—	—	—
Other	5.9	4.5	1.4	—	—
Employment agreements	3.3	1.9	1.4	—	—

	284.0	281.2	2.8	—	—

Total	$861.9	339.5	110.9	$89.3	$322.2

(1)	The Term Loan bears interest at a floating rate of LIBOR + 1.75% or the base rate + 0.75%. At July 29, 2006 annual interest expense is expected to be approximately $18 million.
(2)	Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Operating lease obligations do not include common area maintenance, insurance, taxes and other occupancy costs, which constitute approximately an additional 50% of the minimum lease obligations.

Seasonality

Our business is seasonal. As a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually substantially higher in our fourth fiscal quarter, particularly December, as customers make holiday purchases. Approximately 30% of our revenues in fiscal year 2005 occurred in the fourth quarter. Our working capital requirements also fluctuate throughout the year increasing substantially in September and October in anticipation of holiday season inventory requirements.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Credit Facility and the Term Loan. The interest rates under the Credit Facility are a function of Wachovia’s prime rate or LIBOR, and the interest rates under the Term Loan are a function of a base rate or LIBOR. A one percentage point increase in the interest rate on our variable rate debt would result in a change in income before taxes of approximately $100,000 for each $10.0 million of borrowings under the Credit Facility and approximately $2.5 million for the $250.0 million of borrowings under the Term Loan.

We have a licensing agreement in Japan that provides for royalty payments in yen based on sales of J.Crew merchandise. We have entered into forward foreign exchange contracts from time to time in order to minimize this risk. At July 29, 2006, there were no forward foreign exchange contracts outstanding.

We also enter into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at July 29, 2006 were $72.5 million, including $6.4 million of standby letters of credit.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the last fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the last fiscal quarter our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to routine litigation arising in the ordinary course of its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the Company’s opinion, any such liability will not have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2006, Texas Pacific Group purchased at the Company’s initial public offering price 3,673,729 shares of common stock for an aggregate purchase price of $73.5 million pursuant to the Purchase Agreement, dated August 16, 2005, among the Company and TPG Partners II L.P., TPG Parallel II L.P. and TPG Investors II L.P. (the “TPG Subscription”). The TPG Subscription was made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended. See the Form 8-K filed by the Company on August 18, 2005 for a description of the TPG Subscription.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on June 26, 2006. At the meeting, the election of the following Directors was voted on and approved by the Company’s stockholders:

Name of Director	For	Withheld	Abstaining
Bridget Ryan Berman (Class of 2008)	22,175,210	0	0

Richard Boyce (Class of 2007)	22,175,210	0	0

Mary Ann Casati (Class of 2008)	22,175,210	0	0

Jonathan Coslet (Class of 2008)	22,175,210	0	0

James Coulter (Class of 2009)	22,175,210	0	0

Millard Drexler (Class of 2009)	22,175,210	0	0

Steven Grand-Jean (Class of 2009)	22,175,210	0	0

Emily Scott (Class of 2009)	22,175,210	0	0

Thomas Scott (Class of 2007)	22,175,210	0	0

Stuart Sloan (Class of 2007)	22,175,210	0	0

Other than Mary Ann Casati who was elected as a new Director at the Annual Meeting of Stockholders effective on June 28, 2006, all of the other individuals named above are continuing Directors. The above numbers reflect the 1.935798 for one split of the Company’s common stock in the form of a stock dividend.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits.

Exhibit No.	Document
2.1	Agreement and Plan of Merger between J. Crew Group, Inc. (a New York corporation) and J. Crew Group, Inc. (a Delaware corporation), dated as of October 11, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on October 17, 2005.

2.2	Agreement of Merger between J. Crew Group, Inc. and J. Crew Intermediate LLC, dated as of October 11, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on October 17, 2005.

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

10.1	Purchase Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG Partners II L.P., TPG Parallel II L.P. and TPG Investors II L.P. Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement filed on August 17, 2005.

10.2	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”). Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on December 28, 2004.

10.3	Security Agreement, dated as of November 21, 2004, by and among J.Crew Operating Group, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC as Grantors, and U.S. Bank National Association as Collateral Agent. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 28, 2004.

10.4	Intercreditor Agreement, dated as of November 21, 2004, among Congress Financial Corporation as Senior Credit Agent, U.S. Bank National Association as Collateral Agent, J.Crew Operating Corp., J.Crew, Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 28, 2004.

10.5	Amendment No. 1, dated as of October 10, 2005, to the Credit Facility. Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on October 17, 2005.

10.6	Joinder Agreement between J. Crew Group, Inc. and Wachovia Bank, National Association, as Agent under the Credit Facility, dated October 12, 2005. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 18, 2005.

10.7	Amendment No. 2, dated as of May 15, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, a national banking association, in its capacity as administrative agent and collateral agent for lenders (the “Agent”), and Amendment No. 1 to Guarantee, dated as of May 15, 2006, by the borrowers and guarantors in favor of the Agent. Incorporated by reference to Exhibit 10.1(C) to the S-1/A Registration Statement filed on May 16, 2006.

10.8	Amendment No. 3, dated as of May 15, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 (D) to the S-1/A Registration Statement filed on May 16, 2006.

10.9	Amendment No. 4, dated as of June 26, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2006.

10.10	Amendment No. 5, dated as of July 10, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc., and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 13, 2006.

10.11	Amended and Restated Credit Agreement, dated as of May 15, 2006, by an among TPG-MD Investment, LLC, J. Crew Operating Corp., J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc. and J. Crew International, Inc. Incorporated by reference to Exhibit 10.2 to the S-1/A Registration Statement filed on May 16, 2006.

10.12	Credit Agreement, dated as of February 4, 2003, by and between J.Crew Group, Inc., J.Crew Operating Corp., and certain subsidiaries thereof, and TPG-MD Investment, LLC (the “TPG-MD Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2003.

10.13	Amendment No. 1, dated as of November 21, 2004, to the TPG-MD Credit Agreement. Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 28, 2004.

10.14	Letter Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG-MD Investment, LLC. Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement filed on August 17, 2005.

10.15	Amended and Restated Employment Agreement by and among J. Crew Group, Inc., J. Crew Operating Corp. and Millard S. Drexler dated as of October 20, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2005.

10.16	Trademark License Agreement by and among J. Crew Group, Inc., Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.17	Employment Agreement, dated August 16, 2005, by and among J. Crew Group, Inc., its operating subsidiaries and James Scully. Incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement filed on August 17, 2005.

10.18	Credit and Guaranty Agreement, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries of J. Crew Operating Corp. named as guarantors therein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, Bear Stearns Corporate Lending, Inc., as syndication agent, and Wachovia Bank, National Association, as documentation agent (the “Credit and Guaranty Agreement”). Incorporated by reference to Exhibit 10.17 to the S-1/A Registration Statement filed on May 16, 2006.

10.19	Pledge and Security Agreement Term Loan Collateral, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries. Incorporated by reference to Exhibit 10.18 to the S-1/A Registration Statement filed on May 16, 2006.

10.20	Trademark Security Agreement, dated, as of May 15, 2006, by and among J. Crew Inc. and J. Crew International, as grantors, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.19 to the S-1/A Registration Statement filed on May 16, 2006.

10.21	Copyright Security Agreement, dated as of May 15, 2006, by and between J. Crew International, as grantor, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.20 to the S-1/A Registration Statement filed on May 16, 2006.

10.22	Intercreditor Agreement, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries of J. Crew Operating Corp. named as guarantors in the Credit and Guaranty Agreement, Goldman Sachs Credit Partners L.P., in its capacity as administrative agent and collateral agent under the Credit and Guaranty Agreement, and Wachovia Bank, National Association, in its capacity as administrative agent and collateral agent under the Credit Facility. Incorporated by reference to Exhibit 10.21 to the S-1/A Registration Statement filed on May 16, 2006.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

b. Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter covered by this report:

Form 8-K filed May 1, 2006 relating to the extension of J.Crew Operating Corp.’s cash tender offer and consent solicitation (the “Tender Offer”) for all of its outstanding 9 3/4% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”).

Form 8-K filed May 17, 2006 relating to (1) the Company’s entry into a Credit and Guaranty Agreement with certain lenders named therein as lenders, Goldman Sachs Credit Partners L.P. (“GSCP”) and Bear, Stearns & Co. Inc. as joint lead arrangers and joint bookrunners, GSCP as administrative agent and collateral agent, Bear Stearns Corporate Lending Inc. as syndication agent and Wachovia Bank, National Association (“Wachovia”) as documentation agent (the “Term Loan”), and agreements related thereto; (2) the Company’s entry into an Amended and Restated Credit Agreement with TPG-MD Investment, LLC; (3) the Company’s entry into Amendment Nos. 2 and 3 to the Amended and Restated Loan and Security Agreement, dated December 23, 2004, as amended, with Wachovia, as administration agent, Congress Financial Corporation, as collateral agent, and Bank of America, N.A., as syndication agent (the “Credit Facility”); (4) the issuance of a redemption notice to redeem all of the outstanding 13 1/8% Senior Discount Debentures due 2008 (the “Senior Discount Debentures”); and (5) the issuance of a press release announcing the acceptance for payment of all of Operating’s 9 3/4% Senior Subordinated Notes due 2014 pursuant to the Tender Offer.

Form 8-K filed June 14, 2006 relating to (1) the increase in the size of the Company’s Board of Directors from 10 to 11 members and the nomination of Mary Ann Casati for election to the Board at the 2006 Annual Stockholders Meeting; (2) the 2006 Annual Stockholders Meeting; and (3) the redemption in full of the outstanding Senior Discount Debentures.

Form 8-K filed June 30, 2006 relating to (1) the Company’s entry into Amendment No. 4 to the Credit Facility; (2) the adoption of a new Code of Business Conduct and Ethics; and (3) the issuance of a press release announcing the pricing of the Company’s initial public offering of common stock (the “IPO”).

Form 8-K filed July 3, 2006 relating to (1) the Company’s entry into a registration rights agreement relating to the shares of common stock held by TPG Partners II, L.P., TPG Parallel II, L.P., TPG Investors II, L.P. and TPG 1999 Equity Partners II, L.P. and (2) the issuance of a press releasing announcing the closing of the IPO, the redemption of all of the Company’s preferred stock and the conversion of the 5.0% Convertible Notes Payable due 2008 into common stock.

Form 8-K filed July 13, 2006 relating to (1) the Company’s entry into Amendment No. 5 to the Credit Facility and (2) the issuance of a press release announcing the $35 million voluntary prepayment of the Term Loan Agreement and redemption of all of the Company’s preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J. CREW GROUP, INC. (Registrant)

Date: September 11, 2006	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and Chief Executive Officer

Date: September 11, 2006	By:	/s/ James S. Scully
James S. Scully
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
2.1	Agreement and Plan of Merger between J. Crew Group, Inc. (a New York corporation) and J. Crew Group, Inc. (a Delaware corporation), dated as of October 11, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on October 17, 2005.

2.2	Agreement of Merger between J. Crew Group, Inc. and J. Crew Intermediate LLC, dated as of October 11, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on October 17, 2005.

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

10.1	Purchase Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG Partners II L.P., TPG Parallel II L.P. and TPG Investors II L.P. Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement filed on August 17, 2005.

10.2	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”). Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on December 28, 2004.

10.3	Security Agreement, dated as of November 21, 2004, by and among J.Crew Operating Group, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC as Grantors, and U.S. Bank National Association as Collateral Agent. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 28, 2004.

10.4	Intercreditor Agreement, dated as of November 21, 2004, among Congress Financial Corporation as Senior Credit Agent, U.S. Bank National Association as Collateral Agent, J.Crew Operating Corp., J.Crew, Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 28, 2004.

10.5	Amendment No. 1, dated as of October 10, 2005, to the Credit Facility. Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on October 17, 2005.

10.6	Joinder Agreement between J. Crew Group, Inc. and Wachovia Bank, National Association, as Agent under the Credit Facility, dated October 12, 2005. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 18, 2005.

10.7	Amendment No. 2, dated as of May 15, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, a national banking association, in its capacity as administrative agent and collateral agent for lenders (the “Agent”), and Amendment No. 1 to Guarantee, dated as of May 15, 2006, by the borrowers and guarantors in favor of the Agent. Incorporated by reference to Exhibit 10.1(C) to the S-1/A Registration Statement filed on May 16, 2006.

10.8	Amendment No. 3, dated as of May 15, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1(D) to the S-1/A Registration Statement filed on May 16, 2006.

10.9	Amendment No. 4, dated as of June 26, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 3006.

10.10	Amendment No. 5, dated as of July 10, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 13, 2006.

10.11	Amended and Restated Credit Agreement, dated as of May 15, 2006, by an among TPG-MD Investment, LLC, J. Crew Operating Corp., J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc. and J. Crew International, Inc. Incorporated by reference to Exhibit 10.2 to the S-1/A Registration Statement filed on May 16, 2006.

10.12	Credit Agreement, dated as of February 4, 2003, by and between J.Crew Group, Inc., J.Crew Operating Corp., and certain subsidiaries thereof, and TPG-MD Investment, LLC (the “TPG-MD Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2003.

10.13	Amendment No. 1, dated as of November 21, 2004, to the TPG-MD Credit Agreement. Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 28, 2004.

10.14	Letter Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG-MD Investment, LLC. Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement filed on August 17, 2005.

10.15	Amended and Restated Employment Agreement by and among J. Crew Group, Inc., J. Crew Operating Corp. and Millard S. Drexler dated as of October 20, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2005.

10.16	Trademark License Agreement by and among J. Crew Group, Inc., Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.17	Employment Agreement, dated August 16, 2005, by and among J. Crew Group, Inc., its operating subsidiaries and James Scully. Incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement filed on August 17, 2005.

10.18	Credit and Guaranty Agreement, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries of J. Crew Operating Corp. named as guarantors therein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, Bear Stearns Corporate Lending, Inc., as syndication agent, and Wachovia Bank, National Association, as documentation agent (the “Credit and Guaranty Agreement”). Incorporated by reference to Exhibit 10.17 to the S-1/A Registration Statement filed on May 16, 2006.

10.19	Pledge and Security Agreement Term Loan Collateral, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries. Incorporated by reference to Exhibit 10.18 to the S-1/A Registration Statement filed on May 16, 2006.

10.20	Trademark Security Agreement, dated, as of May 15, 2006, by and among J. Crew Inc. and J. Crew International, as grantors, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.19 to the S-1/A Registration Statement filed on May 16, 2006.

10.21	Copyright Security Agreement, dated as of May 15, 2006, by and between J. Crew International, as grantor, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.20 to the S-1/A Registration Statement filed on May 16, 2006.

10.22	Intercreditor Agreement, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries of J. Crew Operating Corp. named as guarantors in the Credit and Guaranty Agreement, Goldman Sachs Credit Partners L.P., in its capacity as administrative agent and collateral agent under the Credit and Guaranty Agreement, and Wachovia Bank, National Association, in its capacity as administrative agent and collateral agent under the Credit Facility. Incorporated by reference to Exhibit 10.21 to the S-1/A Registration Statement filed on May 16, 2006.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.