Form 10-Q
period 2006-10-28
J CREW GROUP INC
filed 2006-12-12
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

Outstanding at November 29, 2006:

58,181,697 shares of common stock, par value $.01 per share

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

J.CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Balance Sheets

	October 28, 2006	January 28, 2006
	(unaudited) (in thousands, except for share data)
Assets
Current assets:
Cash and cash equivalents	$72,475	$61,275
Merchandise inventories	174,687	116,191
Prepaid expenses and other current assets	30,144	29,132
Refundable income taxes	8,600	8,600

Total current assets	285,906	215,198

Property and equipment - at cost	277,221	252,328
Less accumulated depreciation and amortization	(163,296)	(142,920)

	113,925	109,408

Other assets	14,074	12,715

Total assets	$413,905	$337,321

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$85,335	$75,833
Other current liabilities	64,341	64,031
Federal and state income taxes	5,087	2,677
Current portion of long-term debt	2,850	—

Total current liabilities	157,613	142,541
Deferred credits	64,278	57,956

Long-term debt	247,150	631,867

Preferred stock	—	92,800

Stockholders’ deficit:
Common stock ($.01 par value; 200,000,000 shares authorized; 60,474,560 and 27,757,289 shares issued; 59,239,833 and 26,522,562 shares outstanding)	605	278
Additional paid-in capital	495,765	—
Deferred compensation	—	(2,655)
Treasury stock, at cost (1,234,727 shares)	(2,686)	(2,686)
Accumulated deficit	(548,820)	(582,780)

Total stockholders’ deficit	(55,136)	(587,843)

Total liabilities and stockholders’ deficit	$413,905	$337,321

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	October 28, 2006	October 29, 2005
	(unaudited) (in thousands, except for per share data)
Revenues:
Net sales	$268,520	$217,232
Other	7,055	6,130

	275,575	223,362

Cost of goods sold, including buying and occupancy costs	147,703	125,513

Gross profit	127,872	97,849

Selling, general and administrative expenses	94,690	75,843

Income from operations	33,182	22,006

Interest expense – net	5,172	18,478

Income before income taxes	28,010	3,528

Income taxes	2,000	500

Net income	26,010	3,028

Preferred stock dividends	—	(3,364)

Net income (loss) applicable to common stockholders	$26,010	$(336)

Income (loss) per share:
Basic	$0.45	$(0.01)

Diluted	$0.40	$(0.01)

Weighted average shares outstanding:
Basic	58,036	24,726

Diluted	64,657	24,726

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirty-Nine weeks ended
	October 28, 2006	October 29, 2005
	(unaudited) (in thousands, except for per share data)
Revenues:
Net sales	$762,087	$643,149
Other	23,343	20,114

	785,430	663,263

Cost of goods sold, including buying and occupancy costs	434,944	371,948

Gross profit	350,486	291,315

Selling, general and administrative expenses	262,188	226,180

Income from operations	88,298	65,135

Interest expense – net	40,028	53,878
Loss on refinancing of debt	10,039	—

Income before income taxes	38,231	11,257

Income taxes	4,400	1,600

Net income	33,831	9,657

Preferred stock dividends	(6,141)	(10,092)

Net income (loss) applicable to common stockholders	$27,690	$(435)

Income (loss) per share:
Basic	$0.69	$(0.02)

Diluted	$0.62	$(0.02)

Weighted average shares outstanding:
Basic	39,968	24,364

Diluted	44,846	24,364

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Thirty-Nine weeks ended
	October 28, 2006	October 29, 2005
	(unaudited) (in thousands, except for share data)
Cash flow provided by operating activities:
Net income	$33,831	$9,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	24,080	24,526
Amortization of deferred financing costs	1,047	796
Non-cash stock compensation expense	2,188	539
Non-cash interest expense (including redeemable preferred stock dividends of $20,800 and $29,487 in 2006 and 2005, respectively)	21,293	30,398
Loss on refinancing of debt	10,039	—

Changes in operating assets and liabilities:
Merchandise inventories	(58,496)	(72,576)
Prepaid expenses and other current assets	(1,012)	(4,361)
Other assets	898	88
Accounts payable and other liabilities	16,128	27,971
Federal and state income taxes	2,410	946

Net cash provided by operating activities	52,406	17,984

Cash flow used in investing activities:
Capital expenditures	(28,597)	(15,745)

Cash flow provided by (used in) financing activities:
Exercise of stock options (including tax benefit)	2,898	2,535
Redemption of preferred stock	(358,271)	—
Redemption of 13 1/8% senior subordinated debentures	(21,667)	—
Repayment of 9 3/4% senior subordinated notes, including tender fees and other expenses of $4,859	(279,859)	—
Proceeds from issuance of the term loan	285,000	—
Proceeds from issuance of 21,620,000 shares of common stock, net of costs incurred of $29,650	402,774	—
Costs incurred in connection with the term loan	(8,484)	—
Repayment of term loan	(35,000)	—

Net cash provided by (used in) financing activities	(12,609)	2,535

Increase in cash and cash equivalents	11,200	4,774

Cash and cash equivalents - beginning of period	61,275	23,647

Cash and cash equivalents - end of period	$72,475	$28,421

Non-cash financing activities:
Dividends on preferred stock (reflected directly in stockholders’ deficit)	$6,141	$10,092
Conversion of principal amount plus accrued and unpaid interest of 5% notes payable into 6,729,186 shares of common stock	23,685	—
Liquidation value of Series A preferred stock converted into 3,673,729 shares of common stock	73,475	—

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005

1. Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of J. Crew Group, Inc. (“Group” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheets as of October 28, 2006 and the condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended October 28, 2006 and October 29, 2005 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

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

The results of operations for the thirteen and thirty-nine week periods ended October 28, 2006 are not necessarily indicative of the operating results for the full fiscal year.

2. Share–Based Payments

At October 28, 2006, the Company had three share-based compensation plans, which are described below:

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

2003 Equity Incentive Plan

In January 2003, the Board of Directors of Group approved the adoption of the 2003 Equity Incentive Plan (the “2003 Plan”). Under the terms of the 2003 Plan, an aggregate of 9,288,270 shares of Group common stock are available for award to key employees and consultants in the form of non-qualified stock options and restricted shares, as follows:

•	2,159,987 shares at an exercise price of $3.52 or fair market value, whichever is greater,

•	2,159,987 shares at an exercise price of $12.91 or fair market value, whichever is greater,

•	2,159,987 shares at an exercise price of $18.08 or fair market value, whichever is greater, and

•	2,808,309 shares for the issuance of restricted shares.

The options have terms of ten years and become exercisable over the period provided in each grant agreement. Under the 2003 Plan, the Compensation Committee of the Board of Directors of Group has the discretion to modify the exercise price and the number of shares reserved for the issuance of stock options and restricted shares.

2005 Equity Incentive Plan

The Board of Directors of Group has approved the adoption of the 2005 Equity Incentive Plan (the “2005 Plan”), which became effective June 27, 2006. Under the terms of the 2005 Plan, an aggregate of 1,900,000 shares of Group common stock are available for the issuance of options or other stock based awards to employees, independent contractors, and eligible non-employee directors of Group. Stock options are available for issuance at an exercise price representing the fair market value on the date of grant. The options have terms of up to ten years and become exercisable over the period provided in the stock option agreements.

Accounting for Share-Based Payments

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

Effective January 29, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized in the thirty-nine week period ended October 28, 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award.

Total share-based compensation expense included in the Condensed Consolidated Statement of Operations for the thirty-nine week period ended October 28, 2006 was $2.2 million. As a result of adopting SFAS No. 123R on January 29, 2006, the Company’s pre-tax income for the thirty-nine weeks ended October 28, 2006 is $1.5 million lower than if the Company had continued to account for share-based compensation under APB No. 25. In accordance with the modified prospective transition method of SFAS No. 123R, financial results of previous periods have not been restated.

The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	As of January 29, 2006 (Date of Adoption of SFAS 123R)	Thirty-Nine Weeks ended October 28, 2006
Risk-free interest rates(1)	4.0%	5.0%
Dividend yield	—	—
Volatility(2)	40.0%	40.0%
Weighted-average expected term(3)	6.25 years	6.25 years
Expected forfeiture rate(4)	9.0%	9.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	Expected stock price volatility is based on the median volatility of companies in a peer group analysis.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option was determined using the “simplified method” as allowed by Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.
(4)	Based upon historical experience.

As of October 28, 2006, there was $5.1 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 2.1 years. The weighted-average grant-date fair value of options granted was $8.81 during the thirty-nine weeks ended October 28, 2006 and $2.74 during the thirty-nine weeks ended October 29, 2005.

The following table summarizes stock options outstanding at October 28, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding, beginning of year	9,234	$7.36
Granted	290	19.64
Exercised	(694)	3.91		$9.7

Cancelled	(210)	8.72

Outstanding as of October 28, 2006	8,620	$8.03	7.0	$201.3

Exercisable as of October 28, 2006	3,675	$7.56	5.9	$87.5

Cash received from the exercise of stock options was $2.7 million for the thirty-nine weeks ended October 28, 2006 and $2.5 million for the thirty-nine weeks ended October 29, 2005.

Certain employees and directors have been awarded restricted stock under the 2003 Equity Incentive Plan. The restricted stock vests primarily over a period of four years. Total compensation expense is amortized over the vesting period. Compensation expense was $0.6 million for the thirty-nine week period ended October 28, 2006 and $0.5 million for the thirty-nine week period ended October 29, 2005. Unrecognized compensation associated with restricted stock was $2.5 million at October 28, 2006.

The following table summarizes restricted shares outstanding at October 28, 2006:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Outstanding, beginning of year	1,232	$2.33
Granted	15	29.74
Vested	(128)	1.29
Cancelled	—	—

Outstanding as of October 28, 2006	1,119	$2.82

Shares available for the issuance of stock options or other stock based awards under our share-based compensation plans were 2,007,000 at October 28, 2006. On November 15, 2006, the Company granted options for 447,500 shares to certain key executives. The unrecognized compensation cost of $6.1 million will be recognized over the five year vesting period.

3. Other

The Company recorded an adjustment of $1.3 million in the first quarter of fiscal 2005 to reverse income recognized on unredeemed gift cards in prior years.

4. Long-term Debt and Debt Refinancings

Long-term debt

Long-term debt consists of the following:

	October 28, 2006	January 28, 2006
	($ in thousands)
Term loan	$250,000	$—
9 3/4% Senior Subordinated Notes	—	275,000
5% Convertible Notes Payable	—	23,195
13 1/8% Senior Discount Debentures	—	21,667
Redeemable preferred stock	—	312,005

	250,000	631,867
Less current portion	(2,850)	—

Total long-term debt	$247,150	$631,867

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

The total amount of the term loan (the “Term Loan”) borrowed by Operating under the Credit and Guaranty Agreement on the Closing Date was $285.0 million. Prior to September 12, 2006, borrowings under the Credit and Guaranty Agreement bore interest, at the Company’s option, at the base rate plus a margin of 1.25% or at LIBOR plus a margin of 2.25% per annum. As of September 12, 2006, borrowings bear interest, at the Company’s option, at the base rate plus a margin of 0.75% or at LIBOR plus a margin of 1.75% per annum, payable quarterly. All borrowings will mature on the seventh anniversary of the Closing Date. Operating used the proceeds of the Term Loan and cash on hand to repurchase all $275.0 million aggregate principal amount of its 9 3/4% Senior Subordinated Notes due 2014 pursuant to its previously announced tender offer and consent solicitation and to pay accrued interest of $10.6 million and related premium, tender fees and other expenses of $13.3 million. A loss of $9.9 million on refinancing of debt was included in the statement of operations for the thirty-nine weeks ended October 28, 2006.

On June 14, 2006 (the “Redemption Date”), Group redeemed the $21.7 million aggregate principal amount of 13 1/8% Senior Discount Debentures due 2008 at a redemption price equal to 100.0% of their outstanding aggregate principal amount, together with accrued and unpaid interest to the Redemption Date. A loss of $0.1 million was included in the statement of operations for the thirty-nine weeks ended October 28, 2006.

5. Initial Public Offering

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

6. Income (Loss) Per Share

The calculation of basic income (loss) per share and diluted income (loss) per share is presented as follows (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net income	$26,010	$3,028	$33,831	$9,657

Preferred stock dividends	—	(3,364)	(6,141)	(10,092)

Net income (loss) available to common stockholders	$26,010	$(336)	$27,690	$(435)

Weighted average common shares outstanding:
Basic	58,036	24,726	39,968	24,364

Diluted	64,657	24,726	44,846	24,364

Income (loss) per share:
Basic	$0.45	$(0.01)	$0.69	$(0.02)

Diluted	$0.40	$(0.01)	$0.62	$(0.02)

The number of shares of potentially dilutive securities excluded from the calculation of diluted earning per share are as follows (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Stock options	22	9,324	22	9,324
Unvested restricted stock	—	1,625	—	1,625
Convertible notes payable	—	6,503	—	6,503

	22	17,452	22	17,452

7. Stock Split

Effective June 13, 2006, the Company’s Board of Directors approved a 1.935798 for one split of the Company’s common stock in the form of a stock dividend. Accordingly, all references to share and per share information in all periods presented have been adjusted to reflect the stock split. The par value per share of the common stock was not changed as a result of the stock split.

8. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is fully effective as of January 1, 2007. The Company has not yet determined the impact from the adoption of this new accounting interpretation.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company has no intention of modifying its current accounting policy of recording sales tax collected on a net basis. Therefore, the adoption of EITF 06-03 will not have any effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 states that SEC registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement, contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission. When used herein, the terms “Group”, “Company”, “we”, “us” and “our” refer to J. Crew Group, Inc., including consolidated subsidiaries.

Results of Operations – Third Quarter of Fiscal 2006 Compared to Third Quarter of Fiscal 2005

	Thirteen Weeks Ended October 28, 2006		Thirteen Weeks Ended October 29, 2005		Variance
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollar Change	Percent Change
Revenues	$275.6	100.0%	$223.4	100.0%	$52.2	23.4%

Gross profit	127.9	46.4%	97.8	43.8%	30.1	30.8%

Selling, general and administrative expenses	94.7	34.4%	75.8	34.0%	18.9	24.9%

Income from operations	33.2	12.0%	22.0	9.9%	11.2	50.9%

Interest expense, net	5.2	1.9%	18.5	8.3%	(13.3)	(71.9)%

Income taxes	2.0	0.7%	0.5	0.2%	1.5	N/M

Net income	$26.0	9.4%	$3.0	1.4%	$23.0	N/M

Revenues

Revenues for the third quarter of fiscal 2006 (the thirteen weeks ended October 28, 2006) increased by $52.2 million, or 23.4%, to $275.6 million from $223.4 million in the third quarter of fiscal 2005 (the thirteen weeks ended October 29, 2005). We believe the increase in revenues for the third quarter of fiscal 2006 resulted from the continuing appeal of our expanded product line in both Stores (our retail and factory stores) and Direct (our catalog and Internet website) and continuing improvements in our customer service.

Stores sales increased by $41.4 million, or 25.7%, to $202.2 million in the third quarter of fiscal 2006 from $160.8 million in the third quarter of fiscal 2005. Comparable store sales increased 18.7% to $189.8 million in the third quarter of fiscal 2006 from $160.0 million in the comparable period last year. Non-comparable store sales were $12.4 million in the third quarter of fiscal 2006. There were 172 J. Crew retail stores, 50 factory stores, two Crewcuts® stores and two Madewell® stores open at October 28, 2006 compared to 157 retail stores and 45 factory stores at October 29, 2005.

Direct sales increased by $9.9 million, or 17.6%, to $66.3 million in the third quarter of fiscal 2006 from $56.4 million in the third quarter of fiscal 2005. The number of catalog pages circulated in the third quarter of fiscal 2006 decreased by 18% from the third quarter of fiscal 2005. We continue to see a shift of Direct customers to the internet and we continue to evaluate the efficiency of our circulation strategies.

The approximate percentage of our sales by product category during the third quarter, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005
Apparel
Women’s	67%	67%
Men’s	19%	20%
Children’s	2%	—
Accessories	12%	13%

	100%	100%

The increase in Stores and Direct sales in the third quarter of fiscal 2006 occurred primarily in women’s apparel. The increase in women’s apparel sales was driven by sales of knits, sweaters and shirts. Our Crewcuts® children’s concept was introduced in 2006 with the opening of twelve shops within our retail stores and two stand-alone stores. The sales of men’s apparel and accessories also increased during the period.

Other revenues, which consist primarily of shipping and handling fees and royalties, increased to $7.1 million in the third quarter of fiscal 2006 from $6.1 million in the third quarter of fiscal 2005. The increase resulted from an increase in shipping and handling fees attributable to the increase in Direct sales.

Gross Profit

Gross profit increased by $30.1 million to $127.9 million in the third quarter of fiscal 2006 from $97.8 million in the third quarter of fiscal 2005. This increase resulted from the following factors (amounts in millions):

(a) increase in revenues	$29.4
(b) increase in merchandise margin	4.1
(c) increase in buying and occupancy costs	(3.4)

$30.1

Gross margin increased to 46.4% in the third quarter of fiscal 2006 from 43.8% in the third quarter of fiscal 2005. The increase in gross margin was due to an increase of 150 basis points in merchandise margin (which is equal to cost of goods sold, excluding buying and occupancy costs, divided by revenues) resulting from a decrease in markdowns, and a 110 basis point decrease in buying and occupancy costs as a percentage of revenues because buying and occupancy costs increased at a lower rate than revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $18.9 million, or 24.9%, to $94.7 million in the third quarter of fiscal 2006 from $75.8 million in the third quarter of fiscal 2005. This increase was attributable primarily to increases in variable Stores and Direct operating expenses, primarily payroll and payroll related expenses ($6.9 million), incentive compensation ($5.8 million), consulting expenses ($1.1 million), expenses relating to the development of a new business under the Madewell® name ($0.5 million) and stock option expense under SFAS No. 123R ($0.5 million). As a percentage of revenues, selling, general and administrative expenses increased to 34.4% in the third quarter of fiscal 2006 from 34.0% in the third quarter of fiscal 2005.

Interest Expense, Net

Interest expense, net decreased by $13.3 million to $5.2 million in the third quarter of 2006 from $18.5 million in the third quarter of 2005. All debt and preferred stock outstanding at the beginning of fiscal 2006 was redeemed during the second quarter of 2006 with proceeds of the $285.0 million term loan described below under “—Credit and Guaranty Agreement” in May 2006 and the issuance of 21.6 million shares of common stock at $20.00 per share in our initial public offering (the “IPO”) in July 2006.

A summary of the components of interest expense, net is as follows (amounts in millions):

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005
Accreted dividends on mandatorily redeemable preferred stock	$—	$10.3
Interest expense related to:
9 3/4% Senior Subordinated Notes due 2014	—	6.7
Term loan	5.0	—
13 1/8% Senior Discount Debentures due 2008	—	0.7
5% Convertible Notes Payable	—	0.3
Amortization of deferred financing costs	0.4	0.3
Other	0.3	0.3

Total interest expense	5.7	18.6
Interest income	(0.5)	(0.1)

Interest expense, net	$5.2	$18.5

Income Taxes

The provision for income taxes for the third quarter of fiscal 2006 is based on the estimated effective tax rate for the year, which differs from statutory rates due primarily to the utilization of operating loss carryovers, which for alternative minimum tax purposes, is limited to 90% of taxable income in any fiscal year. Net deferred tax assets at January 28, 2006 and October 28, 2006 were fully reserved.

Net Income

Net income increased to $26.0 million in the third quarter of 2006 from $3.0 million in the third quarter of 2005. This increase was due to an increase in operating income of $11.2 million, which resulted from the increase in gross profit attributable primarily to the 23.4% increase in revenues, and the decrease in interest expense of $13.3 million, as offset by an increase in the provision for income taxes of $1.5 million.

Results of Operations - First Nine Months of Fiscal 2006 Compared to First Nine Months of Fiscal 2005

	Thirty-Nine Weeks Ended October 28, 2006		Thirty-Nine Weeks Ended October 29, 2005		Variance
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollar Change	Percent Change
Revenues	$785.4	100.0%	$663.3	100.0%	$122.1	18.4%

Gross profit	350.5	44.6%	291.3	43.9%	59.2	20.3%

Selling, general and administrative expenses	262.2	33.4%	226.2	34.1%	36.0	15.9%

Income from operations	88.3	11.2%	65.1	9.8%	23.2	35.6%

Interest expense, net	40.0	5.1%	53.9	8.1%	(13.9)	(25.8)%

Loss on refinancing of debt	10.0	1.3%	—	0.0%	10.0	100%

Income taxes	4.4	0.6%	1.6	0.2%	2.8	N/M

Net income	$33.8	4.3%	$9.7	1.5%	$24.1	N/M

Revenues

Revenues for the first nine months of fiscal 2006 (the thirty-nine weeks ended October 28, 2006) increased by $122.1 million, or 18.4%, to $785.4 million from $663.3 million in the first nine months of fiscal 2005 (the thirty-nine weeks ended October 29, 2005). We believe that the increase in revenues for the first nine months of fiscal 2006 resulted from the continuing appeal of our expanded product line in both Stores and Direct and the continuing improvements in our customer service.

Store sales increased by $98.0 million, or 20.9%, to $566.7 million in the first nine months of fiscal 2006 from $468.7 million in the first nine months of fiscal 2005. Comparable store sales increased 15.6% to $536.3 million in the first nine months of fiscal 2006 compared to $464.0 million in the comparable period last year. Non-comparable store sales were $30.4 million in the first nine months of fiscal 2006.

Direct sales increased by $20.9 million, or 12.0%, to $195.4 million in the first nine months of fiscal 2006 from $174.5 million in the first nine months of fiscal 2005. The number of catalog pages circulated in the first nine months of 2006 decreased by 6% compared to the same period last year. We continue to see a shift of Direct customers to the internet and we continue to evaluate the efficiency of our circulation strategies.

The approximate percentage of our sales by product category during the first nine months of the year, based on our internal merchandising system, is as follows:

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
Apparel
Women’s	66%	66%
Men’s	20%	20%
Children’s	1%	—
Accessories	13%	14%

	100%	100%

The dollar increase in Store and Direct sales occurred primarily in women’s apparel. The increase in women’s apparel was driven by sales of knits, sweaters, shirts and shorts. Sales of men’s apparel and accessories also increased in the first nine months of 2006.

Other revenues increased by $3.2 million in the first nine months of fiscal 2006, due primarily to a $2.4 million increase in shipping and handling fees reflecting an increase in Direct orders in the first nine months of fiscal 2006 and an adjustment of $1.3 million recorded in the first quarter of fiscal 2005 to reverse income recognized on unredeemed gift cards in prior years, offset by a decrease of $0.5 million in gift card breakage.

Gross Profit

Gross profit increased by $59.2 million, or 20.3%, to $350.5 million in the first nine months of fiscal 2006 from $291.3 million in the first nine months of fiscal 2005. The increase resulted from the following factors (amounts in millions):

(a) increase in revenues	$69.0
(b) decrease in merchandise margin	(3.0)
(c) increase in buying and occupancy costs	(6.8)

$59.2

Gross margin increased to 44.6% in the first nine months of fiscal 2006 from 43.9% in the first nine months of fiscal 2005. Buying and occupying costs as a percentage of revenues resulted in a 110 basis point increase in gross margin because buying and occupancy costs did not increase at the same rate as revenues. Merchandise margins decreased by 40 basis points, resulting from increased markdowns in the first half of the year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $36.0 million, or 15.9%, to $262.2 million in the first nine months of fiscal 2006 from $226.2 million in the first nine months of fiscal 2005. The dollar increase is attributable primarily to increases in variable operating expenses (primarily payroll and payroll related expenses) of Direct and Stores ($14.1 million), catalog production expenses ($1.3 million), expenses related to the Madewell and Crewcuts businesses ($2.7 million), stock option expenses under SFAS No. 123R ($1.5 million), incentive compensation ($4.4 million) and consulting expenses ($4.0 million). As a percentage of revenues, selling, general and administrative expenses decreased to 33.4% in the first nine months of 2006 from 34.1% in the first nine months of 2005.

Interest Expense, Net

Interest expense, net decreased by $13.9 million to $40.0 million in the first nine months of fiscal 2006 from $53.9 million in the first nine months of fiscal 2005. All outstanding debt at the beginning of fiscal 2006 was redeemed in the second quarter of 2006 with the proceeds of the $285.0 million term loan described below under “—Credit and Guaranty Agreement” in May 2006 and the proceeds from the IPO in July 2006.

A summary of the components of interest expense, net is as follows (amounts in millions):

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
Accreted dividends on mandatorily redeemable preferred stock	$20.8	$29.5
Interest expense related to:
9 3/4% Senior Subordinated Notes due 2014	7.7	19.9
Term loan	10.0	—
13 1/8% Senior Discount Debentures due 2008	1.1	2.1
5% convertible notes payable	0.5	0.9
Amortization of deferred financing costs	1.0	0.8
Other	0.9	0.9

Total interest expense	42.0	54.1
Interest income	(2.0)	(0.2)

Interest expense, net	$40.0	$53.9

Loss on Refinancing of Debt

The loss on refinancing of debt of $10.0 million reflects $4.8 million of tender fees and other expenses and $5.2 million related to the write off of unamortized deferred financing costs incurred in connection with the redemption of the 9 3/4% Senior Subordinated Notes due 2014 in May 2006.

Income Taxes

The provision for income taxes for the first nine months of fiscal 2006 is based on the estimated effective tax rate for the year, which differs from statutory rates due primarily to the utilization of operating loss carryovers, which for alternative minimum tax purposes, is limited to 90% of taxable income in any fiscal year. Net deferred tax assets at January 28, 2006 and October 28, 2006 were fully reserved.

Net Income

Net income increased by $24.1 million in the first nine months of 2006 to $33.8 million from $9.7 million in the first nine months of 2005. This increase resulted from an increase in operating income of $23.2 million which resulted primarily from the gross profit attributable to the 18.4% increase in revenues, and a decrease of $13.9 million in interest expense partially offset by a non-recurring loss on the refinancing of debt of $10.0 million and an increase in the provision for income taxes of $2.8 million.

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

Operating Activities

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
	(amounts in millions)
Net income	$33.8	$9.7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	24.1	24.5
Accreted dividends on redeemable preferred stock	20.8	29.5
Non-cash interest	0.5	0.9
Loss on refinancing of debt	10.0	—
Other non-cash reconciling items	3.2	1.3
Changes in inventories	(58.5)	(72.6)
Changes in accounts payable and other current liabilities	9.8	30.3
Other changes in operating assets and liabilities	8.7	(5.6)

Net cash provided by operations	$52.4	$18.0

Cash provided by operating activities in the first nine months of fiscal 2006 was $52.4 million and consisted of net income of $33.8 million and non-cash adjustments of $58.6 million, reduced by an increase in working capital of $40.0 million. The increase in working capital consisted primarily of an increase of $58.5 million in inventories as a result of seasonal sales increases in the fourth quarter. The increase in accounts payable and other current liabilities resulted primarily from an increase in accounts payable consistent with the increase in inventories.

Cash provided by operating activities in the first nine months of fiscal 2005 was $18.0 million and consisted of net income of $9.7 million and non-cash adjustments of $56.2 million, reduced by an increase in working capital of $47.9 million. The increase in working capital consisted of an increase in merchandise inventories of $72.6 million as a result of seasonal sales increases in the fourth quarter reduced by an increase in accounts payable and other current liabilities of $30.3 million. The increase in accounts payable and other current liabilities resulted primarily from an increase in accounts payable consistent with the increase in inventories.

Investing Activities

Capital expenditures were $28.6 million for the first nine months of fiscal 2006 compared to $15.7 million for the first nine months of fiscal 2005. Capital expenditures for the opening of new stores were $15.7 million and $6.7 million in 2006 and 2005, respectively. Capital expenditures are planned at $55.0 million for fiscal 2006, including $28.0 million for 27 new stores, $10.0 million for information technology enhancements, and the remainder for store renovations and general corporate purposes.

Financing Activities

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
	(amounts in millions)
Initial public offering of 21.6 million shares of common stock, net of expenses of $29.7 million	$402.8	$—
Redemption of preferred stock	(358.3)	—
Issuance of new debt, net of costs incurred of $8.5 million	276.5	—
Repayment of debt, including fees of $4.9 million	(336.5)	—
Exercise of stock options	2.9	2.5

Net cash provided by (used in) financing activities	$(12.6)	$2.5

Financing activities in the first nine months of 2006 included an initial public offering of 21.6 million shares of common stock at a price of $20.00 per share and the issuance of $285.0 million Term Loan due in 2013. The proceeds of these financings were used to redeem all of the Company’s outstanding indebtedness including preferred stock and to prepay $35 million of the Term Loan. The Company’s total indebtedness (including preferred stock) of $724.7 million at January 28, 2006 was reduced to $250.0 million at October 28, 2006.

Financing activities in the first nine months of 2005 consisted of proceeds from the exercise of stock options.

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

On November 7, 2006, Group, Operating and certain of their direct and indirect subsidiaries entered into Amendment No. 6 (“Amendment No. 6”) to the Credit Facility. Amendment No. 6 modified the account sweep and account control provisions of the Credit Facility.

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

There were no short-term borrowings during the first nine months of fiscal 2006 and there was $122.1 million available under the Credit Facility at October 28, 2006.

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

The total amount of the term loan (the “Term Loan”) borrowed by Operating under the Credit and Guaranty Agreement on the Closing Date was $285.0 million. Prior to September 12, 2006, borrowings under the Credit and Guaranty Agreement bore interest, at the Company’s option, at the base rate plus a margin of 1.25% or at LIBOR plus a margin of 2.25% per annum. As of September 12, 2006, borrowings bear interest, at the Company’s option, at the base rate plus margin of 0.75% or at LIBOR plus a margin of 1.75% per annum, payable quarterly. All borrowings will mature on the seventh anniversary of the Closing Date. Operating used the proceeds of the Term Loan and cash on hand to repurchase all $275.0 million aggregate principal amount of its 9 3/4% Senior Subordinated Notes due 2014 pursuant to its previously announced tender offer and consent solicitation and to pay accrued interest of $10.6 million and related premium, tender fees and other expenses of $13.3 million. A loss of $9.9 million on refinancing of debt is included in the statement of operations in the second quarter of fiscal 2006.

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

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of October 28, 2006, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
			($ in millions)
Letters of Credit
Standby	$6.4	$—	$—	$—	$6.4
Documentary	75.7	75.7	—	—	—

	$82.1	$75.7	$—	$—	$6.4

Contractual Obligations

The following table summarizes our contractual obligations as of October 28, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	($ in millions)
Long-term debt obligations	$250.0	$2.9	$5.7	$5.7	$235.7
Interest on long term debt(1)
Operating lease obligations(2)	327.9	55.4	102.4	83.6	86.5
Purchase obligations:
Inventory commitments	241.6	241.6	—	—	—
Other	4.6	4.3	0.3	—	—
Employment agreements	2.8	1.9	0.9	—	—

	249.0	247.8	1.2	—	—

Total	$826.9	$306.1	$109.3	$89.3	$322.2

(1)	As of September 12, 2006 the Term Loan bears interest at a floating rate of LIBOR + 1.75% or the base rate + 0.75%. Prior to September 12, 2006, the Term Loan bore interest at a floating rate of LIBOR + 2.25% or the base rate + 1.25%. At October 28, 2006 annual interest expense is expected to be approximately $18 million.
(2)	Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Operating lease obligations do not include common area maintenance, insurance, taxes and other occupancy costs, which constitute approximately an additional 50% of the minimum lease obligations.

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

We have a licensing agreement in Japan that provides for royalty payments in yen based on sales of J.Crew merchandise. We have entered into forward foreign exchange contracts from time to time in order to minimize this risk. At October 28, 2006, there were no forward foreign exchange contracts outstanding.

We also enter into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at October 28, 2006 were $82.1 million, including $6.4 million of standby letters of credit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Shareholder Proposals

Shareholders who, in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, wish to present proposals for inclusion in the proxy materials to be distributed by us in connection with our 2007 Annual Meeting (the date of which will be announced subsequently) must submit their proposals to our Secretary on or before Monday, January 15, 2007. As the rules of the SEC make clear, simply submitting a proposal does not guarantee its inclusion.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits.

Exhibit No.	Document
2.1	Agreement and Plan of Merger between J. Crew Group, Inc. (a New York corporation) and J. Crew Group, Inc. (a Delaware corporation), dated as of October 11, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on October 17, 2005.

2.2	Agreement of Merger between J. Crew Group, Inc. and J. Crew Intermediate LLC, dated as of October 11, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on October 17, 2005.

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

10.1	Purchase Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG Partners II L.P., TPG Parallel II L.P. and TPG Investors II L.P. Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement filed on August 17, 2005.

10.2	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”). Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on December 28, 2004.

10.3	Security Agreement, dated as of November 21, 2004, by and among J.Crew Operating Group, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC as Grantors, and U.S. Bank National Association as Collateral Agent. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 28, 2004.

10.4	Intercreditor Agreement, dated as of November 21, 2004, among Congress Financial Corporation as Senior Credit Agent, U.S. Bank National Association as Collateral Agent, J.Crew Operating Corp., J.Crew, Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 28, 2004.

10.5	Amendment No. 1, dated as of October 10, 2005, to the Credit Facility. Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on October 17, 2005.

10.6	Joinder Agreement between J. Crew Group, Inc. and Wachovia Bank, National Association, as Agent under the Credit Facility, dated October 12, 2005. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 18, 2005.

10.7	Amendment No. 2, dated as of May 15, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, a national banking association, in its capacity as administrative agent and collateral agent for lenders (the “Agent”), and Amendment No. 1 to Guarantee, dated as of May 15, 2006, by the borrowers and guarantors in favor of the Agent. Incorporated by reference to Exhibit 10.1(C) to the S-1/A Registration Statement filed on May 16, 2006.

10.8	Amendment No. 3, dated as of May 15, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 (D) to the S-1/A Registration Statement filed on May 16, 2006.

10.9	Amendment No. 4, dated as of June 26, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2006.

10.10	Amendment No. 5, dated as of July 10, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc., and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 13, 2006.

10.11	Amendment No. 6, dated as of November 7, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc., and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 9, 2006.

10.12	Amended and Restated Credit Agreement, dated as of May 15, 2006, by an among TPG-MD Investment, LLC, J. Crew Operating Corp., J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc. and J. Crew International, Inc. Incorporated by reference to Exhibit 10.2 to the S-1/A Registration Statement filed on May 16, 2006.

10.13	Credit Agreement, dated as of February 4, 2003, by and between J.Crew Group, Inc., J.Crew Operating Corp., and certain subsidiaries thereof, and TPG-MD Investment, LLC (the “TPG-MD Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2003.

10.14	Amendment No. 1, dated as of November 21, 2004, to the TPG-MD Credit Agreement. Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 28, 2004.

10.15	Letter Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG-MD Investment, LLC. Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement filed on August 17, 2005.

10.16	Amended and Restated Employment Agreement by and among J. Crew Group, Inc., J. Crew Operating Corp. and Millard S. Drexler dated as of October 20, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2005.

10.17	Trademark License Agreement by and among J. Crew Group, Inc., Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.18	Employment Agreement, dated August 16, 2005, by and among J. Crew Group, Inc., its operating subsidiaries and James Scully. Incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement filed on August 17, 2005.

10.19	Credit and Guaranty Agreement, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries of J. Crew Operating Corp. named as guarantors therein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, Bear Stearns Corporate Lending, Inc., as syndication agent, and Wachovia Bank, National Association, as documentation agent (the “Credit and Guaranty Agreement”). Incorporated by reference to Exhibit 10.17 to the S-1/A Registration Statement filed on May 16, 2006.

10.20	Pledge and Security Agreement Term Loan Collateral, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries. Incorporated by reference to Exhibit 10.18 to the S-1/A Registration Statement filed on May 16, 2006.

10.21	Trademark Security Agreement, dated, as of May 15, 2006, by and among J. Crew Inc. and J. Crew International, as grantors, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.19 to the S-1/A Registration Statement filed on May 16, 2006.

10.22	Copyright Security Agreement, dated as of May 15, 2006, by and between J. Crew International, as grantor, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.20 to the S-1/A Registration Statement filed on May 16, 2006.

10.23	Intercreditor Agreement, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries of J. Crew Operating Corp. named as guarantors in the Credit and Guaranty Agreement, Goldman Sachs Credit Partners L.P., in its capacity as administrative agent and collateral agent under the Credit and Guaranty Agreement, and Wachovia Bank, National Association, in its capacity as administrative agent and collateral agent under the Credit Facility. Incorporated by reference to Exhibit 10.21 to the S-1/A Registration Statement filed on May 16, 2006.

10.24	Stock option grant agreement, dated as of November 15, 2006, between J. Crew Group, Inc. and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 17, 2006.

10.25	Stock option grant agreement, dated as of November 15, 2006, between J. Crew Group, Inc. and Tracy Gardner. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 17, 2006.

10.26	Stock option grant agreement, dated as of November 15, 2006, between J. Crew Group, Inc. and James Scully. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 17, 2006.

10.27*	Amendment No. 1, dated December 5, 2006, to the J. Crew Group, Inc. 2005 Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

b. Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter covered by this report:

Form 8-K August 24, 2006 relating to the issuance of a press release announcing the Company’s financial results for the second quarter ended July 29, 2006.

Form 8-K filed September 29, 2006 relating to the issuance of a press release announcing the departures of Emily Scott, Thomas Scott and Bridget Ryan Berman from the Company’s Board of Directors.

Form 8-K filed November 9, 2006 relating to the Company’s entry into Amendment No. 6 to the Credit Facility.

Form 8-K filed November 17, 2006 relating to the Company’s grants of non-qualified stock options to purchase common stock under the Company’s 2005 Equity Incentive Plan to Jeffrey Pfeifle, Tracy Gardner and James Scully.

Form 8-K filed November 21, 2006 relating to the issuance of a press release announcing the Company’s financial results for the third quarter ended October 28, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J. CREW GROUP, INC. (Registrant)

Date: December 12, 2006	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and Chief Executive Officer

Date: December 12, 2006	By:	/s/ James S. Scully
James S. Scully
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
2.1	Agreement and Plan of Merger between J. Crew Group, Inc. (a New York corporation) and J. Crew Group, Inc. (a Delaware corporation), dated as of October 11, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on October 17, 2005.

2.2	Agreement of Merger between J. Crew Group, Inc. and J. Crew Intermediate LLC, dated as of October 11, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on October 17, 2005.

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

10.1	Purchase Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG Partners II L.P., TPG Parallel II L.P. and TPG Investors II L.P. Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement filed on August 17, 2005.

10.2	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”). Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on December 28, 2004.

10.3	Security Agreement, dated as of November 21, 2004, by and among J.Crew Operating Group, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC as Grantors, and U.S. Bank National Association as Collateral Agent. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 28, 2004.

10.4	Intercreditor Agreement, dated as of November 21, 2004, among Congress Financial Corporation as Senior Credit Agent, U.S. Bank National Association as Collateral Agent, J.Crew Operating Corp., J.Crew, Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 28, 2004.

10.5	Amendment No. 1, dated as of October 10, 2005, to the Credit Facility. Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on October 17, 2005.

10.6	Joinder Agreement between J. Crew Group, Inc. and Wachovia Bank, National Association, as Agent under the Credit Facility, dated October 12, 2005. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 18, 2005.

10.7	Amendment No. 2, dated as of May 15, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, a national banking association, in its capacity as administrative agent and collateral agent for lenders (the “Agent”), and Amendment No. 1 to Guarantee, dated as of May 15, 2006, by the borrowers and guarantors in favor of the Agent. Incorporated by reference to Exhibit 10.1(C) to the S-1/A Registration Statement filed on May 16, 2006.

10.8	Amendment No. 3, dated as of May 15, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 (D) to the S-1/A Registration Statement filed on May 16, 2006.

10.9	Amendment No. 4, dated as of June 26, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2006.

10.10	Amendment No. 5, dated as of July 10, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc., and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 13, 2006.

10.11	Amendment No. 6, dated as of November 7, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc., and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 9, 2006.

10.12	Amended and Restated Credit Agreement, dated as of May 15, 2006, by an among TPG-MD Investment, LLC, J. Crew Operating Corp., J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc. and J. Crew International, Inc. Incorporated by reference to Exhibit 10.2 to the S-1/A Registration Statement filed on May 16, 2006.

10.13	Credit Agreement, dated as of February 4, 2003, by and between J.Crew Group, Inc., J.Crew Operating Corp., and certain subsidiaries thereof, and TPG-MD Investment, LLC (the “TPG-MD Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2003.

10.14	Amendment No. 1, dated as of November 21, 2004, to the TPG-MD Credit Agreement. Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 28, 2004.

10.15	Letter Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG-MD Investment, LLC. Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement filed on August 17, 2005.

10.16	Amended and Restated Employment Agreement by and among J. Crew Group, Inc., J. Crew Operating Corp. and Millard S. Drexler dated as of October 20, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2005.

10.17	Trademark License Agreement by and among J. Crew Group, Inc., Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.18	Employment Agreement, dated August 16, 2005, by and among J. Crew Group, Inc., its operating subsidiaries and James Scully. Incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement filed on August 17, 2005.

10.19	Credit and Guaranty Agreement, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries of J. Crew Operating Corp. named as guarantors therein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, Bear Stearns Corporate Lending, Inc., as syndication agent, and Wachovia Bank, National Association, as documentation agent (the “Credit and Guaranty Agreement”). Incorporated by reference to Exhibit 10.17 to the S-1/A Registration Statement filed on May 16, 2006.

10.20	Pledge and Security Agreement Term Loan Collateral, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries. Incorporated by reference to Exhibit 10.18 to the S-1/A Registration Statement filed on May 16, 2006.

10.21	Trademark Security Agreement, dated, as of May 15, 2006, by and among J. Crew Inc. and J. Crew International, as grantors, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.19 to the S-1/A Registration Statement filed on May 16, 2006.

10.22	Copyright Security Agreement, dated as of May 15, 2006, by and between J. Crew International, as grantor, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.20 to the S-1/A Registration Statement filed on May 16, 2006.

10.23	Intercreditor Agreement, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries of J. Crew Operating Corp. named as guarantors in the Credit and Guaranty Agreement, Goldman Sachs Credit Partners L.P., in its capacity as administrative agent and collateral agent under the Credit and Guaranty Agreement, and Wachovia Bank, National Association, in its capacity as administrative agent and collateral agent under the Credit Facility. Incorporated by reference to Exhibit 10.21 to the S-1/A Registration Statement filed on May 16, 2006.

10.24	Stock option grant agreement, dated as of November 15, 2006, between J. Crew Group, Inc. and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 17, 2006.

10.25	Stock option grant agreement, dated as of November 15, 2006, between J. Crew Group, Inc. and Tracy Gardner. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 17, 2006.

10.26	Stock option grant agreement, dated as of November 15, 2006, between J. Crew Group, Inc. and James Scully. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 17, 2006.

10.27*	Amendment No. 1, dated December 5, 2006, to the J. Crew Group, Inc. 2005 Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.