Form 10-K
period 2007-02-03
J CREW GROUP INC
filed 2007-04-19
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-42427	J. CREW GROUP, INC.	22-2894486

(Incorporated in Delaware)

770 Broadway

New York, New York 10003

Telephone: (212) 209 2500

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

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

☐  Yes    ☒  No

Based upon the closing sale price on the New York Stock Exchange on July 28, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, which ended July 29, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on such date was approximately $707,000,000. For purposes of determining this amount, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

There were 59,863,350 shares of the registrant’s $.01 par value common stock outstanding on April 9, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2007 Annual Meeting of Stockholders	Part III, Items 10-14

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report contains “forward-looking statements,” which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

In this section, “we,” “us” and “our” refer to J. Crew Group, Inc. (“Group”) and our wholly owned subsidiaries, including J. Crew Operating Corp. (“Operating”).

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

We focus on creating product lines featuring the high quality design, fabrics and craftsmanship as well as consistent fits and detailing that our customers expect of J.Crew. We offer complete assortments of women’s and men’s apparel and accessories, including, wedding and special occasion attire, weekend clothes, swimwear, loungewear, outerwear, shoes, bags, belts, hair accessories and jewelry. The J.Crew brand is widely recognized and features high quality designs, fabrics and craftsmanship. We believe that we differentiate ourselves from our competitors in three primary ways:

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

J.Crew products are distributed through our retail and factory stores, our J.Crew catalog and our Internet website located at www.jcrew.com. As of February 3, 2007, we operated 176 retail stores, including two crewcuts and two Madewell stores, and 51 factory stores throughout the United States. In fiscal 2006, we distributed 22 catalog editions with a circulation of approximately 50 million copies and our website logged over 71 million visits, representing an 11% increase over fiscal 2005. Our retail stores are designed by our in-house design staff and are fixtured to create a distinctive, sophisticated and inviting atmosphere, with clear displays that highlight the quality of our products and their fabrication. Our factory stores are designed with simple, volume-driving visuals to maximize sales of our key items and drive faster inventory turns.

We conduct our business through two primary sales channels: Stores (consisting of our retail and factory outlet stores) and Direct (consisting of our catalog and Internet website). The following is a summary of our revenues (amounts in millions):

	Fiscal 2004	Fiscal 2005	Fiscal 2006
Stores	$579.8	$670.4	$808.5
Direct	198.5	253.7	308.6
Other	25.9	29.1	35.0

Total	$804.2	$953.2	$1,152.1

Other revenues consist principally of shipping and handling fees derived from our Direct business.

We were incorporated in the State of New York in 1988 and reincorporated in the State of Delaware in October 2005. Our principal executive offices are located at 770 Broadway, New York, NY 10003, and our telephone number is (212) 209-2500.

Initial Public Offering and Related Transactions

On July 3, 2006, we completed the initial public offering of our common stock (the “IPO”). In the IPO, we issued 21,620,000 shares of our common stock at a price of $20.00 per share and realized net proceeds of $402.8 million.

Since October 1997, when the Company completed a recapitalization as a result of which Texas Pacific Group (“TPG”), a private investment group, obtained a controlling interest in us, we have incurred significant amounts of interest on our debt and dividends on our preferred stock. A substantial portion of our outstanding debt and all of our preferred stock were redeemed, refinanced or converted into shares of our common stock prior to or shortly after the IPO. Specifically:

•

on May 15, 2006, Operating repurchased, using $285.0 million in borrowings under the Term Loan (the “Term Loan”) and $12.7 million of cash on hand, the total principal amount ($275.0 million) of its 9 3/4% Senior Subordinated Notes due 2014 (the “9 3/4% Notes”) (plus accrued and unpaid interest of $10.6 million) in a tender offer and consent solicitation (the “Tender Offer”) and paid premiums, tender fees and other expenses of $13.3 million,

•

on June 14, 2006, we redeemed (the “13 1/8% Redemption”) all $21.7 million aggregate principal amount of outstanding 13 1/8% Senior Discount Debentures due 2008 (the “13 1/8% Debentures”) (plus accrued and unpaid interest of $0.5 million),

•

on July 3, 2006, TPG-MD Investment, LLC, an entity controlled by TPG, our largest shareholder, and our chief executive officer and chairman of the board, Millard Drexler, converted the $20.0 million principal amount of Operating’s 5.0% Notes Payable due 2008 (the “5.0% Notes Payable”) (plus accrued and unpaid interest of $3.7 million) into 6,729,186 shares of our common stock at a conversion price of $3.52 per share of common stock immediately prior to the consummation of the IPO,

•	on July 12, 2006, we made a $35.0 million voluntary prepayment of the borrowings under the Term Loan,

•	on July 13, 2006, TPG purchased from us, at the IPO price of $20.00 per share, 3,673,729 shares of our common stock. We refer to TPG’s purchase of our common stock as the “TPG Subscription,”

•

on July 13, 2006, we redeemed all outstanding $92.8 million liquidation value of our 14 1/2% Cumulative Preferred Stock (the “Series A Preferred Stock”) (plus accrued and unpaid dividends of $227.0 million) with a portion of the net proceeds of the IPO and the TPG Subscription,

•

on July 13, 2006, we redeemed all outstanding $32.5 million liquidation value of our 14 1/2% Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) (plus accrued and unpaid dividends of $79.5 million) with a portion of the net proceeds of the IPO, and

•	on December 18, 2006, we made a $50.0 million voluntary prepayment of the borrowings under the Term Loan.

We refer to the conversion of the 5.0% Notes Payable into shares of our common stock as the “Conversion.” We refer to the redemptions of the Series A Preferred Stock and the Series B Preferred Stock as the “Preferred Redemptions.”

On January 25, 2007, we completed a secondary offering of 9,392,100 shares of common stock offered by TPG and its affiliates as selling stockholders. The Company did not receive any proceeds from the secondary offering.

Products

We offer complete assortments of women’s and men’s apparel and accessories, including, wedding and special occasion attire, weekend clothes, swimwear, loungewear, outerwear, shoes, bags, belts, hair accessories and jewelry. We focus on creating product lines featuring the high quality design, fabrics and craftsmanship as well as consistent fits and detailing that our customers expect of J.Crew, and are designed internally by our design team to embody our “classic with a twist” branding and styling strategies. We use a multi-tiered pricing strategy of offering a product assortment ranging from casual t-shirts and broken-in chinos at lower price points, to cashmere items and limited edition “collection” items, such as dresses, hand-beaded skirts and double-faced cashmere jackets, at higher price points, which we believe elevates the overall perception of our brand.

We have introduced several successful new product lines and product line expansions, including men’s haberdashery, our Italian cashmere collection, our wedding and party dresses and our Italian leather accessories. Our J.Crew factory line offers the J.Crew brand with similar styles made at lower costs and sold at lower price points. We have launched crewcuts®, an apparel and accessories line for children ages two through ten, which offers a product assortment that reflects the high quality, styled-classic apparel and accessories we offer under the J.Crew brand, such as argyles, embroidered critters and cable knits for the children’s market. In 2006, we opened two crewcuts stores and created 12 crewcuts shop-in-shops in our J.Crew retail stores. In addition, we continue to develop Madewell®, a casual clothing, footwear and accessories retail concept. In 2006, we opened two stores offering the Madewell line. Additionally, we launched a Madewell website at www.madewell1937.com that provides customers with a toll free number to place orders for Madewell merchandise and may at a later date allow customers to place orders online.

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

Our design team consists of seasoned, talented designers who have experience in the specialty apparel industry, and we give them a significant amount of creative freedom in the design process. This method, which we refer to as “design-driven retailing,” allows our designers to be driven primarily by their artistic vision and industry experience, enables them to incorporate high quality fabrics, yarns and prints into their designs and allows them to collaborate with our merchandisers rather than being directed by them, all of which we believe leads to high quality products that reinforce the J.Crew brand image.

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

Pricing

We offer our customers a mix of select designer-quality products at higher price points and more casual items at lower price points, consistent with our multi-tiered pricing strategy and our signature styling strategy of pairing luxury items with more casual items. We have introduced limited edition “collection” items such as hand-beaded skirts, which we believe elevates the overall perception of our brand. We also offer more moderately priced products, such as t-shirts, broken-in chinos and jeans. We believe offering a broad range of price points maintains a more accessible, less intimidating atmosphere.

Sales Channels

We conduct our business through two primary sales channels: Stores, which consists of our retail and factory stores, and Direct, which consists of the J.Crew catalog and our www.jcrew.com Internet website.

Stores

Stores consists of our retail and factory store operations. The following is a summary of our net sales from Stores and the percentage relationship to total revenues (amounts in millions):

	Fiscal 2004	Fiscal 2005	Fiscal 2006
Stores	$579.8	$670.4	$808.5
Percentage of total revenues	72.1%	70.3%	70.2%

Retail Stores

As of February 3, 2007, we operated 176 retail stores, including two crewcuts and two Madewell stores, throughout the United States. Our retail stores are located in upscale regional malls, lifestyle centers, shopping centers and street locations. We believe situating our stores in desirable locations is key to the success of our business, and we determine store locations, as well as individual store sizes, based on several factors, including geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other higher-end specialty retail stores. Our retail stores are designed by our in-house design staff and fixtured with the goal of creating a distinctive, sophisticated and inviting atmosphere, with clear displays and information about product quality and fabrication.

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

Our retail stores averaged $3.9 million of sales per store and produced sales per gross square foot of $524 in fiscal 2006, excluding the impact of the 53rd week. Our retail stores averaged approximately 7,100 total square feet at the end of fiscal 2006, but are “sized to the market,” which means that we adjust the size of a particular retail store based on the projected revenues from that particular store. For example, at the end of fiscal 2006, our largest retail store, located in New York, was approximately 15,000 square feet, and our smallest retail store, also located in New York, was approximately 1,200 square feet. The table below highlights certain information regarding our retail stores open during the five years ended February 3, 2007:

Fiscal Year	Retail Stores Open At Beginning of Period	Retail Stores Opened During Period	Retail Stores Closed During Period	Retail Stores Open at End of Period	Total Gross Square Footage (in thousands)	Average Gross Square Footage Per Retail Store
2002	136	16	0	152	1,172	7,712
2003	152	4	2	154	1,183	7,680
2004	154	5	3	156	1,198	7,682
2005	156	5	2	159	1,209	7,604
2006	159	21	4	176	1,247	7,084

We expanded our retail store base by three stores in fiscal 2005 and 17 stores in fiscal 2006, including crewcuts and Madewell stores. Also in 2006, we added crewcuts shop-in-shops in 12 of our J.Crew retail stores. We plan to expand our retail store base by between 25 and 30 retail stores in fiscal 2007, including crewcuts and Madewell stores. Thereafter, in the near term, we plan to expand our retail store base by between 25 and 35 retail stores annually, including crewcuts and Madewell stores. In each year, we plan to open and close retail stores in varying numbers. Our new J.Crew retail store operating model assumes a target J.Crew retail store size of 5,500 square feet and sales per square foot of $425 in the first twelve months. Our target net investment to open a J.Crew retail store is approximately $844,000, which includes $660,000 of build-out costs net of landlord contributions, $149,000 of initial inventory net of payables and pre-opening expenses of $35,000. This operating model results in a first year targeted pretax cash return on investment of approximately 69%.

Factory Stores

As of February 3, 2007, we operated 51 factory stores throughout the United States. Our factory stores are located primarily in large factory-outlet malls. Factory stores are designed with simple, volume-driving visuals to maximize sales of key items and drive faster inventory turns. Our factory stores also use strategic and focused short-term promotional offerings designed to achieve higher margins and faster inventory turns. Sales associates in our factory stores adhere to the same customer-service focus as in our retail stores, and are trained to help customers locate styles similar to those they have seen in our retail stores or catalog. Compensation of factory sales associates is based on a similar model as that of our retail sales associates, with differences relating to bonus and commission structure.

Our factory stores averaged $3.2 million of sales per store and produced sales per gross square foot of $539 in fiscal 2006, excluding the impact of the 53rd week. Our factory stores averaged 5,800 total square feet at the end of fiscal 2006, but are “sized to the market,” which means that we adjust the size of a particular factory store based on the projected revenues from that particular store. For example, at the end of fiscal 2006, our largest factory store, located in New Hampshire, was 10,000 square feet, and our smallest factory store, also located in New Hampshire, was 3,600 square feet. The table below highlights certain information regarding our factory stores open during the five years ended February 3, 2007:

Fiscal Year	Factory Stores Open At Beginning of Period	Factory Stores Opened During Period	Factory Stores Closed During Period	Factory Stores Open at End of Period	Total Gross Square Footage (in thousands)	Average Gross Square Footage Per Factory Store
2002	41	2	1	42	265	6,306
2003	42	0	0	42	265	6,306
2004	42	0	1	41	258	6,296
2005	41	6	3	44	269	6,120
2006	44	8	1	51	297	5,827

We expanded our factory store base by three stores in fiscal 2005 and seven stores in fiscal 2006. We plan to expand our factory store base by between 5 and 10 factory stores in fiscal 2007. Thereafter, in the near term, we plan to expand our factory store base by between 5 and 10 factory stores annually. In each year, we plan to open and close factory stores in varying numbers. Our new factory store operating model assumes a target factory store size of 4,700 square feet and sales per square foot of $380 in the first twelve months. Our target net investment to open a factory store is approximately $511,000, which includes $353,000 of build-out costs net of landlord contributions, $133,000 of initial inventory net of payables and pre-opening expenses of $25,000. This operating model results in a first year targeted pretax cash return on investment of approximately 87%.

Central Real Estate Management for Retail and Factory Stores

Our real estate management team focuses on a specific set of guidelines and considerations when selecting locations for retail and factory store openings, relocations, repositionings and closures. We lease all of our stores and generally seek to locate our stores in affluent markets. We analyze factors such as the demographics of the local markets, the performance of a particular shopping center, the quality and nature of existing shopping center tenants, the quality of the location, the configuration of the space and the lease terms being offered to us. In addition to analyzing factors to select locations, we also analyze similar factors to determine the size of the store for each location. We also try to limit our capital investment in new stores by seeking significant construction allowances from landlords, and size our stores based on the anticipated strength of the market.

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

Direct

Direct consists of the J.Crew catalog and our www.jcrew.com Internet website. The following is a summary of our Direct business net sales and the percentage relationship to total revenues (amounts in millions):

	Fiscal 2004	Fiscal 2005	Fiscal 2006
Catalog	$76.5	$93.9	$90.0
Internet	122.0	159.8	218.6

Total Direct	$198.5	$253.7	$308.6

Direct net sales as a percentage of total revenues	24.7%	26.6%	26.8%

In addition to driving sales and revenue, we use our Direct channel to introduce and test new product offerings, to sell specialty product lines such as J. Crew Collection and Wedding and to offer extended sizes and colors on various products and to expand customer files to drive targeted marketing campaigns by collecting customer data to further segment customer groups.

We currently obtain customer information for 100% of our catalog and Internet customers. As of February 3, 2007, our customer database contained approximately 22.8 million individual customer names, of which 2.5 million were households that had placed a catalog or Internet order with us or made a store purchase from us within the previous twelve months, and 3.0 million email addresses of customers who had agreed to receive promotional emails from us.

We maintain a database of “customer records,” which include sales patterns, detailed purchasing information, certain demographic information, geographic locations and email addresses of our customers. This database enables us to see how our customers use our various sales channels to shop and facilitates targeted marketing strategies. We segment our customer files based on several variables, and we tailor our catalog offerings and email notifications to address the different product needs of our customer groups. For example, we currently send targeted emails to such customer groups as purchasers of men’s merchandise, women’s merchandise, kid’s crewcuts merchandise and sale merchandise. We focus on continually improving the segmentation of customer files and the acquisition of additional customer names from several sources, including our retail stores, our Internet website, list rentals and list exchanges with other catalog companies.

In fiscal 2006, approximately 52% of J.Crew Direct net sales were generated by customers who had made a purchase from a J.Crew catalog or on our www.jcrew.com Internet website in the prior 12 months.

Catalog

The J.Crew catalog is the primary branding and advertising vehicle for the J.Crew brand. We believe our catalog reinforces the J.Crew brand image and drives sales across all of our sales channels. For example, over 30% of our Internet customers reported that they had received a catalog in the mail prior to their Internet purchase, which we believe shows that our catalog drives sales on our Internet channel. We believe we have distinguished ourselves from other catalog retailers by utilizing high quality photography and paper and by placing our products in settings designed to reflect our brand’s aspirational lifestyle image, such as beach houses in the summer and country cabins in the holiday months. We have furthered this image recently by eliminating clearance catalogs and instead redirecting primary liquidation activity through our www.jcrew.com website. In fiscal 2006, we distributed 22 catalog editions with a circulation of approximately 50 million copies and approximately 5.4 billion pages circulated.

We segment our customer files and tailor our catalog offerings to address the different product needs of our customer groups. To increase catalog productivity and improve the effectiveness of marginal and prospecting circulation, each customer group is offered a distinct array of catalog editions. For example, we circulate a “Women’s Collections” edition to our women’s product customers and a men’s only edition to our men’s product customers. Our focus is consistently to deliver the most relevant catalogs possible to identified customer groups.

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

Internet Website

Since 1996, our website located at www.jcrew.com has allowed our customers to purchase our merchandise over the Internet. This increase reflects the ongoing shift of orders to the Internet from our catalog. In fiscal 2006, this website logged over 71 million visits, an increase of 11% over our fiscal 2005 visits of 64 million. Internet revenues represented 71% of the Direct business in fiscal 2006, compared to 63% of the Direct business in fiscal 2005. In 2006, we launched a Madewell website at www.madewell1937.com, which provides customers with a toll-free number to place orders for Madewell merchandise and may at a later date allow customers to place orders online. We design and operate our websites using an in-house technical staff. Our www.jcrew.com website emphasizes simplicity and ease of customer use while integrating the J.Crew brand’s aspirational lifestyle imagery used in the catalog. We update our www.jcrew.com website periodically throughout the day to accurately reflect product availability and to determine where on the website a particular product generates the best sales. In addition to selling our regular merchandise on our www.jcrew.com website, we also use that website as a means to sell marked-down merchandise.

We have enhanced our on-line presence by launching our www.madewell1937.com website and by adding category-based “shops” to our www.jcrew.com website, such as J.Crew swimfinder, wedding & party shop and denim shop.

Marketing and Advertising

The J.Crew catalog is the primary branding and advertising vehicle for the J.Crew brand. We believe our catalog reinforces the J.Crew brand image and drives sales in all of our sales channels. Our direct sales channels enable us to maintain a database of customer sales patterns and we are thus able to target segments of our customer base with specific marketing. Depending on their spending habits, we send certain customers special catalog editions and/or emails.

We also offer a private-label credit card through an agreement with World Financial Network National Bank (“WFNNB”), under which WFNNB owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. In fiscal 2006, sales on J.Crew credit cards made up 14.4% of our total net sales. We believe that our credit card program encourages frequent store and website visits and catalog sales and promotes multiple-item purchases, thereby cultivating customer loyalty to the J.Crew brand and increasing sales. During fiscal 2006, we enhanced our J.Crew credit card loyalty program by offering rewards for customer spending on J.Crew credit cards.

Sourcing Production and Quality

Our Sourcing Strategy

We have no long-term merchandise supply contracts, and we typically transact business on an order-by-order basis. We source our merchandise in two ways: through the use of buying agents, and by purchasing merchandise directly from trading companies and manufacturers. In fiscal 2006, we worked with eleven buying agents, who together supported our relationships with vendors of approximately 70% to 75% of our merchandise, with one buying agent supporting our relationships with vendors that supplied approximately 50% of our merchandise. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with the vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in the factories, inspecting finished merchandise and carrying out other administrative communications on our behalf. In fiscal 2006, we worked with two trading companies, purchasing approximately 16% of our merchandise from one trading company. Trading companies control factories which manufacture merchandise and also handle certain other shipping and customs matters related to importing the merchandise into the United States. We sourced the remaining 84% of our merchandise by dealing directly with manufacturers both within the United States and abroad with the majority of whom we have long-term, and we believe, stable relationships.

Our sourcing base currently consists of approximately 110 vendors who operate 230 factories in approximately 23 countries, with about half of our merchandise supplied by our top 10 vendors.

Each of our top 10 vendors uses multiple factories to produce its merchandise, which we believe gives us a high degree of flexibility in placing production of our merchandise. We believe we have developed strong relationships with our vendors, some of which rely upon us for a significant portion of their business.

In fiscal 2006, approximately 80% of our merchandise was sourced in Asia (with 70% of our products sourced from China, Hong Kong and Macau), 6% was sourced in the United States and 14% was sourced in Europe and other regions. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

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

Regardless of the sourcing method used, each factory, subcontractor, supplier and agent that manufactures our merchandise is required to adhere to our Code of Vendor Conduct, which is designed to ensure that each of our suppliers’ operations are conducted in a legal, ethical and responsible manner. Our Code of Vendor Conduct requires that each of our suppliers operates in compliance with applicable wage, benefit, working hours and other local laws, and forbids the use of practices such as child labor or forced labor. Our Code of Vendor Conduct is currently administered internally by J.Crew employees, including a dedicated J.Crew employee, and three outside compliance audit firms that we contract with to make periodic visits to the facilities that produce our goods to monitor compliance, and includes prequalification of new suppliers and a requirement that each supplier execute an annual compliance certification.

Distribution Facilities

We operate one customer call center and outsource a portion of our customer calls to one vendor. We operate two distribution facilities. We own a 162,000 square foot facility in Asheville, North Carolina that houses our distribution operations for our retail stores. This facility currently employs approximately 125 full and part-time employees during our non-peak season and approximately 50 additional employees during our peak season. In October 2006, we commenced a 120,000 square foot expansion of this facility to support our expected future growth. Construction is expected to be completed in mid to late 2007. Merchandise is transported from this distribution center to our retail stores by independent trucking companies, Federal Express or UPS, with a transit time of approximately two to five days.

We also own a 262,000 square foot facility, and lease a 63,700 square foot facility, both located in Lynchburg, Virginia. These facilities contain our customer call center, order fulfillment operations for Direct and distribution operations for our factory stores. These facilities currently employ approximately 900 full and part-time employees during our non-peak season and an additional 375 employees during our peak season. Merchandise is transported from this distribution center to our factory stores by Federal Express or UPS, with a transit time of approximately two to five days. Merchandise sold via our Direct channels is sent directly to customers from this distribution center via the United States Postal Service, UPS or Federal Express.

Each owned facility is equipped with an automated warehouse locator system and inventory bar coding system and our owned facility in Lynchburg has automated packing and shipping sorters. We believe our customer call center, order fulfillment operations and distribution operations are designed to handle customer orders and distribute merchandise to stores in a customer-friendly, efficient and cost-effective manner. However, we have identified the need to expand and upgrade these facilities, operations and systems in order to support recent and expected future growth. We are addressing this need by expanding our Asheville, North Carolina facility, as described above.

Management Information Systems

Our management information systems are designed to provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of our business. Since February 2001, we have used an SAP Enterprise Resource Planning system along with an IBM mainframe system for our information technology requirements. We have point-of-sale systems in our retail and factory stores that enable us to track inventory from store receipt to final sale on a real-time basis. We have an agreement with Electronic Data Systems Corporation, a third party, to provide services and administrative support for most of the information systems in our headquarters, stores and distribution and call center facilities. This agreement expires, with an option to extend, in November 2007. Our websites are hosted by a third party at its data center. We are expanding and upgrading our information systems to support recent and expected future growth.

We believe our merchandising and financial systems, coupled with our point-of-sale systems and software programs, allow for item-level stock replenishment, merchandise planning and real-time inventory accounting practices. Our telephone and telemarketing systems, warehouse package sorting systems, automated warehouse locator and inventory bar coding systems use current technology, and are designed with our highest-volume periods, such as the holiday season, in mind, which results in our having substantial flexibility and ample capacity in our lower-volume periods. We periodically update our website software and our point-of-sale systems, and in 2006 implemented standard upgrades to provide additional functionality to both information systems.

Employees and Labor Relations

As of February 3, 2007, we had approximately 7,600 employees (including seasonal employees), of whom approximately 2,800 were full-time employees and 4,800 were part-time employees. Approximately 900 of these employees are employed in our customer call center and order fulfillment operations facility in Lynchburg, Virginia, and approximately 125 of these employees work in our store distribution center in Asheville, North Carolina. Approximately 2,800 employees are hired on a seasonal basis to meet demand during the peak season.

None of our employees are represented by a union. We have had no labor-related work stoppages and we believe our relationship with our employees is good.

Competition

The specialty retail industry is highly competitive. We compete primarily with specialty retailers, higher-end department stores, catalog retailers and Internet businesses that engage in the retail sale of women’s, men’s and children’s apparel, accessories, shoes and similar merchandise. We believe the principal bases upon which we compete are quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of the J.Crew brand name and our presence in many major shopping malls in the United States as well as our multiple sale channels which enable our customers to shop in the setting they prefer. We believe that we also differentiate ourselves from competitors on the basis of our J.Crew signature product design, our ability to offer both designer-quality products at higher price points and more casual items at lower price points, our focus on the quality of our product offerings and our customer-service oriented culture. We believe our success depends in substantial part on our ability to originate and define product and fashion trends as well as to timely anticipate, gauge and react to changing consumer demands. Certain of our competitors are larger and have greater financial, marketing and other resources than us. Accordingly, there can be no assurance that we will be able to compete successfully with them in the future.

Trademarks and Licensing

The J.Crew trademark and variations thereon such as crewcuts are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries. We believe our trademarks have significant value and we intend to continue to vigorously protect them against infringement.

In addition, we license our J.Crew trademark and know-how to Itochu Corporation in Japan for which we receive royalty fees based on a percentage of sales. Under the license agreement, which is an exclusive license with regard to Japan, we retain a high degree of control over the manufacture, design, marketing and sale of merchandise by Itochu Corporation under the J.Crew trademark. As of February 3, 2007, J.Crew products were distributed through 30 freestanding, mall and shop-in-shop stores in Japan under this licensing agreement. In September 2006, we extended this licensing arrangement for one year through January 2008. In fiscal 2006 and 2005, licensing revenues totaled $2.8 million and $2.9 million, respectively.

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

Available Information

We make available free of charge on our internet website, www.jcrew.com, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the Securities and Exchange Commission (the “SEC”). The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

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

We believe we have benefited substantially from the leadership and strategic guidance of, in particular, Mr. Drexler, our chief executive officer, Mr. Pfeifle, our president, and Tracy Gardner, our executive vice president of merchandising, planning and production, who are primarily responsible for repositioning our brand and developing our philosophy. The loss, for any reason, of the services of any of these individuals and any negative market or industry perception arising from such loss could damage our brand image and delay the implementation of our strategy. Our other officers have substantial experience and expertise in the specialty retail industry and have made significant contributions to our growth and success. The unexpected loss of one or more of these individuals could delay the development and introduction of, and harm our ability to sell, our merchandise. In addition, products we develop without the guidance and direction of these key personnel may not receive the same level of acceptance.

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

We expanded our store base by 24 net new stores in fiscal 2006. We plan to expand our store base by between 30 and 40 stores in fiscal 2007. Thereafter, in the near term, we plan to expand our store base by between 30 and 45 stores annually. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew our existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

Our plans to expand our store base may not be successful and the implementation of these plans may not result in an increase in our revenues even though they increase our costs. In addition, the opening of J.Crew stores may divert some revenues from Direct. Moreover, implementing our plans to expand our store base will place increased demands on our operational, managerial and administrative resources. The increased demands of operating additional stores could cause us to operate less effectively, which could cause the performance of our existing stores and our Direct operations to suffer materially. As a result, our revenues would decline and our profitability would be adversely affected.

Our plans to expand our product offerings and sales channels may not be successful, and implementation of these plans may divert our operational, managerial and administrative resources, which could impact our competitive position.

In addition to our store base expansion strategy, we plan to grow our business by expanding our product offerings and sales channels, including by marketing our crewcuts line of children’s apparel and accessories and our Madewell line of apparel, footwear and accessories. These plans involve various risks discussed elsewhere in these risk factors, including:

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

The capacity of our order fulfillment and distribution facilities may not be adequate to support our recent growth and expected future growth plans, which could prevent the successful implementation of these plans or cause us to incur costs to expand these facilities.

The success of our stores depends on their timely receipt of merchandise, and the success of Direct depends on our ability to fulfill customer orders on a timely basis. The efficient flow of our merchandise requires that we have adequate capacity in our order fulfillment and distribution facilities to support our current level of operations, and the anticipated increased levels that may follow from our growth plans. We have identified the need to expand and upgrade these facilities in order to support recent and expected future growth. If we are unable to successfully implement this expansion and upgrade, the efficient flow of our merchandise could be disrupted, which could materially hurt our business. We may need to further increase the capacity of these facilities to support our growth, and any further expansion may require us to secure favorable real estate for these facilities and may require us to obtain additional financing. Appropriate locations or financing for the purchase or lease of such locations may not be available at all or at reasonable costs. Our failure to secure adequate order fulfillment and distribution facilities when necessary could impede our growth plans, and the further expansion of these facilities would increase our costs.

Our inability to maintain recent levels of comparable store sales could cause our earnings to decline.

Our recent comparable store sales have been higher than our historical average, and we may not be able to maintain these levels of comparable store sales in the future. If our future comparable store sales fail to meet market expectations, our earnings could decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Assess the Performance of Our Business—Comparable Store Sales.” In addition, our results have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, over the past twelve fiscal quarters, our quarterly comparable store sales have ranged from an increase of 3% in the third quarter of fiscal 2005 to an increase of 37% in the first quarter of fiscal 2005. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions. These factors may cause our comparable store sales results to be materially lower than recent periods and our expectations, which could cause declines in our quarterly earnings and stock price.

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

Fluctuations in our results of operations for the fourth fiscal quarter would have a disproportionate effect on our overall financial condition and results of operations.

We experience seasonal fluctuations in revenues and operating income, with a disproportionate amount of our revenues and our income being generated in the fourth fiscal quarter holiday season. Our revenues and income are generally weakest during the first and second fiscal quarters. In addition, any factors that harm our fourth fiscal quarter operating results, including adverse weather or unfavorable economic conditions, could have a disproportionate effect on our results of operations for the entire fiscal year.

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

Third party failure to deliver merchandise from our distribution centers to our stores and to customers could result in lost sales or reduce demand for our merchandise.

The success of our stores depends on their timely receipt of merchandise from our distribution facilities, and the success of Direct depends on the timely delivery of merchandise to our customers. Independent third party transportation companies deliver our merchandise to our stores and to our customers. Some of these third parties employ personnel represented by a labor union. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our brand and excess inventory. Timely receipt of merchandise by our stores and our customers may also be affected by factors such as inclement weather, natural disasters and acts of terrorism. We may respond by increasing markdowns or initiating marketing promotions, which would decrease our gross profits and net income.

Interruption in our foreign sourcing operations could disrupt production, shipment or receipt of our merchandise, which would result in lost sales and could increase our costs.

In fiscal 2006, approximately 94% of our merchandise was sourced from foreign factories. In particular, approximately 70% of our merchandise was sourced from China, Hong Kong and Macau. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, currency and exchange risks, disruption of imports by labor disputes and local business practices.

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

Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. In fiscal 2006, approximately 11% of our selling, general and administrative expenses were attributable to such costs. In January 2006, the U.S. Postal Service implemented a postal rate increase of 5.4%. In response to any future increases in mailing costs, we may consider reducing the number and size of certain catalog editions. In addition, we rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly, and our future paper costs are subject to supply and demand forces that we cannot control. Future additional increases in postal rates or in paper or printing costs would reduce our profitability to the extent that we are unable to pass those increases directly to customers or offset those increases by raising selling prices or by reducing the number and size of certain catalog editions.

If our independent manufacturers and Japan licensing partner do not use ethical business practices or comply with applicable laws and regulations, the J.Crew brand name could be harmed due to negative publicity.

While our internal and vendor operating guidelines, as outlined in our Vendor Code of Conduct, promote ethical business practices and we, along with third parties that we retain for this purpose, monitor compliance with those guidelines, we do not control our independent manufacturers, our licensing partner or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines.

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

Our customer call center, Direct’s order fulfillment operations and distribution operations for J.Crew factory stores are housed together in a single facility, while distribution operations for J.Crew retail stores are housed in another single facility. Although we maintain back-up systems for these facilities, they may not be able to prevent a significant interruption in the operation of these facilities due to natural disasters, accidents, failures of the inventory locator or automated packing and shipping systems we use or other events. In addition, we have identified the need to expand and upgrade our operations and systems in order to support recent and expected future growth. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

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

We are increasingly dependent on information systems to operate our website, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. We have identified the need to expand and upgrade our information systems to support recent and expected future growth. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed which could—especially if the disruption or slowdown occurred during the holiday season—result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. Moreover, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our customers and might lack sufficient resources to make the necessary investments in technology to compete with our competitors. Accordingly, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers.

We have taken over certain portions of our information systems needs that were previously outsourced to a third party and plan to continue to make significant upgrades to our information systems. We may take over other outsourced portions of our information systems in the near future. If we are unable to manage these aspects of our information systems or the planned upgrades, our receipt and delivery of merchandise could be disrupted, which could result in a decline in our sales.

A failure in our Internet operations, which are subject to factors beyond our control, could significantly disrupt our business and lead to reduced sales and reputational damage.

Our Internet operations are an increasingly substantial part of our business, representing approximately 19% of our revenues in fiscal 2006. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce Internet sales and damage our brand’s reputation.

Our debt may limit the cash flow available for our operations and place us at a competitive disadvantage and may limit our ability to pursue our expansion plans.

As of February 3, 2007, we had total debt of approximately $200.0 million. Our level of indebtedness has important consequences to you and your investment in our common stock. For example, our level of indebtedness may:

•

require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to use for working capital, capital expenditures and other general corporate purposes,

•	limit our ability to pay future dividends,

•	limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement our business strategy,

•	result in higher interest expense if interest rates increase on our floating rate borrowings,

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

The terms of our indebtedness contain, and our future indebtedness may contain, various restrictive covenants that limit our management’s discretion in operating our business. In particular, these agreements include, or may include, covenants relating to limitations on:

•	dividends on, and redemptions and repurchases of, capital stock,

•	payments on subordinated debt,

•	liens and sale-leaseback transactions,

•	loans and investments,

•	debt and hedging arrangements,

•	mergers, acquisitions and asset sales,

•	transactions with affiliates, and

•	changes in business activities conducted by us and our subsidiaries.

In addition, our indebtedness may require us, under certain circumstances, to maintain certain financial ratios. It also limits our ability to make capital expenditures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” and “MD&A-Term Loan”

Compliance with these covenants and these ratios may prevent us from pursuing opportunities that we believe would benefit our business, including opportunities that we might pursue as part of our plans to expand our store base, our product offerings and sales channels.

We incur costs as a result of being a public company.

Prior to the IPO, the corporate governance and financial reporting practices and policies required of a publicly-traded company did not apply to us. As a public company, we now incur significant legal, accounting and other expenses that we did not directly incur in the past. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the New York Stock Exchange, require us to adopt corporate governance practices applicable to public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We are headquartered in New York City. Our headquarter offices are leased under a lease agreement expiring in 2012, with an option to renew thereafter. We also have entered into a lease for additional corporate office space in New York City which expires in 2012 with an option to terminate early. We own two facilities: a 262,000 square foot customer contact call center, order fulfillment and distribution center in Lynchburg, Virginia and a 162,000 square foot distribution center in Asheville, North Carolina. We also lease a 63,700 square foot facility in Lynchburg, Virginia under a lease agreement expiring in April 2008, with an option to renew thereafter.

As of February 3, 2007, we operated 176 retail stores, including two crewcuts and two Madewell stores, and 51 factory stores in 40 states and the District of Columbia. All of the retail and factory stores are leased from third parties and the leases historically have in most cases had terms of 10 to 12 years. A portion of our leases have options to renew for periods typically ranging from five to ten years. Generally, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. Excluding our stores and headquarter offices, all of our properties, whether owned or leased, are subject to liens or security interests under our credit facility.

The table below sets forth the number of retail and factory stores, including crewcuts and Madewell stores, operated by us in the United States as of February 3, 2007.

	Retail Stores	Factory Stores	Total Number of Stores
Alabama	2	1	3
Arizona	4	—	4
California	24	5	29
Colorado	4	2	6
Connecticut	6	1	7
Delaware	—	1	1
Florida	8	4	12
Georgia	5	2	7
Illinois	8	1	9
Indiana	1	2	3
Iowa	1	—	1
Kansas	1	—	1
Kentucky	2	—	2
Louisiana	1	—	1
Maine	—	2	2
Maryland	3	1	4
Massachusetts	6	2	8
Michigan	6	2	8
Minnesota	4	—	4
Missouri	2	1	3
Nebraska	1	—	1
Nevada	2	1	3
New Hampshire	1	2	3
New Jersey	10	2	12
New Mexico	1	—	1
New York	17	4	21
North Carolina	5	—	5
Ohio	7	—	7
Oklahoma	2	—	2
Oregon	3	—	3
Pennsylvania	8	3	11
Rhode Island	1	—	1
South Carolina	2	2	4
Tennessee	3	1	4
Texas	10	4	14
Utah	2	—	2
Vermont	1	1	2
Virginia	5	2	7
Washington	3	1	4
Wisconsin	2	1	3
District of Columbia	2	—	2

Total	176	51	227

ITEM 3.	LEGAL PROCEEDINGS.

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

No matters were submitted to a vote of security holders during the quarter ended February 3, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been traded on the New York Stock Exchange under the symbol “JCG” since June 28, 2006. Prior to that time there was no public market for our stock. The following table sets forth the high and low sale prices of our common stock as reported on the New York Stock Exchange:

Market Information

Fiscal 2006	High	Low
Second Quarter (since June 28, 2006)	$28.89	$24.00
Third Quarter	$33.30	$24.57
Fourth Quarter	$43.56	$30.24

Record Holders

As of April 9, 2007 there were 51 record holders of our common stock.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our subsidiaries. The terms of certain of our and Operating’s outstanding indebtedness substantially restrict the ability of either company to pay dividends. For more information about these restrictions, see “MD&A—Credit Facility” and “MD&A—Term Loan”. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current and future financing instruments and other factors that our board of directors deems relevant.

Performance Graph

The following graph and table shows the cumulative total stockholder return on the Company’s Common Stock with the S&P 500 Stock Index and the S&P Retail Index, in each case assuming an initial investment of $100 and reinvestment of dividends, if any.

	28-Jun-06	28-Jul-06	27-Oct-06	02-Feb-07
J.Crew Group, Inc.	$100	$111	$132	$156
S&P 500 Stock Index	100	103	111	117
S&P Retail Index	100	95	111	117

All amounts rounded to the nearest dollar.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The selected historical consolidated financial data for each of the years in the three-year period ended February 3, 2007 and as of February 3, 2007 have been derived from our audited consolidated financial statements included elsewhere herein. The selected historical consolidated financial data for each of the years in the two-year period ended January 31, 2004 have been derived from our audited consolidated financial statements which are not included herein. The consolidated financial statements for each of the years in the five-year period ended February 3, 2007 and as of the end of each such year have been audited.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included herein.

	Year Ended(1)
	February 1, 2003	January 31, 2004	January 29, 2005	January 28, 2006	February 3, 2007
	(in thousands, except per share data)
Income Statement Data
Revenues	$768,344	$689,965	$804,216	$953,188	$1,152,100
Cost of goods sold(2)	472,262	440,276	478,829	555,192	651,748

Gross profit	296,082	249,689	325,387	397,996	500,352
Selling, general and administrative expense	301,718	280,464	287,745	318,499	374,738

Income (loss) from operations	(5,636)	(30,775)	37,642	79,497	125,614
Interest expense (net)	40,954	63,844	87,571	72,903	43,993
(Gain) loss on debt refinancing	—	(41,085)	49,780	—	10,039
Insurance proceeds	(1,800)	(3,850)	—	—	—
Provision (benefit) for income taxes	(4,200)	500	600	2,800	(6,200)

Net income (loss)	(40,590)	(50,184)	(100,309)	3,794	77,782
Preferred stock dividends	(33,578)	(26,260)	(13,456)	(13,456)	(6,141)

Net income (loss) applicable to common shareholders	$(74,168)	$(76,444)	$(113,765)	$(9,662)	$71,641

Net income (loss) per share
Basic	$(3.25)	$(3.31)	$(4.82)	$(0.39)	$1.61
Diluted	$(3.25)	$(3.31)	$(4.82)	$(0.39)	$1.49
Weighted average shares outstanding
Basic	22,804	23,088	23,626	24,472	44,558
Diluted	22,804	23,088	23,626	24,472	48,039

	As of
	February 1, 2003	January 31, 2004	January 29, 2005	January 28, 2006	February 3, 2007
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$18,895	$49,650	$23,647	$61,275	$88,900
Working capital	38,015	46,217	12,168	72,657	117,100
Total assets	348,878	297,611	278,194	337,321	428,066
Total long-term debt and preferred stock	556,038	609,440	669,733	724,667	200,000
Stockholders’ equity (deficit)	(391,663)	(468,066)	(581,712)	(587,843)	5,620

(1)	J. Crew’s fiscal year ends on the Saturday closest to January 31. Fiscal years ended February 1, 2003 (Fiscal 2002), January 31, 2004 (Fiscal 2003), January 29, 2005 (Fiscal 2004), January 28, 2006 (Fiscal 2005) consisted of 52 weeks, while the fiscal year ended February 3, 2007 (Fiscal 2006) consisted of 53 weeks.
(2)	Includes buying and occupancy costs.

	Year Ended(1)
	February 1, 2003	January 31, 2004	January 29, 2005	January 28, 2006	February 3, 2007
	(in thousands except percentages; numbers of stores; catalog pages; and per square foot data)
Operating Data
Revenues
Stores	$484,292	$487,092	$579,793	$670,447	$808,542
Direct
Catalog	108,531	61,883	76,548	93,870	89,952
Internet	139,456	111,653	121,954	159,812	218,659
Other(2)	36,065	29,337	25,921	29,059	34,947

Total revenues	$768,344	$689,965	$804,216	$953,188	$1,152,100

Stores:
Sales per gross square foot(3)	$349	$338	$400	$457	$526
Number of stores open at end of period	194	196	197	203	227
Comparable stores sales change(4)	(11.2)%	(2.5)%	16.4%	13.4%	13.0%
Direct:
Number of catalogs circulated	66,000	53,000	50,000	55,000	50,000
Number of pages circulated (in millions)	7,800	5,800	5,400	6,100	5,400
Depreciation and amortization	$43,197	$43,075	$37,061	$33,461	$33,525
Capital expenditures:
New store openings	17,202	5,663	5,910	8,243	21,277
Other(5)	9,718	4,245	7,521	13,695	24,654

Total capital expenditures	$26,920	$9,908	$13,431	$21,938	$45,931

(1)	The fiscal year ended February 3, 2007 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.
(2)	Consists primarily of shipping and handling fees and royalties.
(3)	Includes only stores that have been open for the full period (52 week basis).
(4)	Comparable store sales includes sales at stores open at least twelve months (52 week basis).
(5)	Consists primarily of expenditures on store remodels, information technology and warehouse equipment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes our consolidated operating results, financial condition and liquidity during the three-year period ended February 3, 2007. Our fiscal year ends on the Saturday closest to January 31. The fiscal years 2005 and 2006 ended on January 29, 2005 and January 28, 2006, respectively, and consisted of 52 weeks each. The fiscal year 2006 ended on February 3, 2007 and consisted of 53 weeks. The extra week is reflected in the fourth quarter. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include those described under “Risk Factors,” “Disclosure Regarding Forward-Looking Statements” and elsewhere in this annual report on Form 10-K.

Executive Overview

J.Crew is a nationally recognized apparel and accessories brand that we believe embraces a high standard of style, craftsmanship, quality and customer service, while projecting an aspirational American lifestyle.

On the basis of data collected on our Internet channel customers, we believe our customer base consists primarily of affluent, college-educated and professional and fashion-conscious women and men. As of February 3, 2007, we operated 176 retail stores, including two crewcuts and two Madewell stores, and 51 factory stores throughout the United States.

The following is a brief summary of fiscal 2006 highlights:

•	We completed an initial public offering of our common stock on July 3, 2006 and realized net proceeds of $402.8 million.

•	We redeemed or converted our preferred stock into shares of our common stock. As of February 3, 2007, we had no outstanding preferred stock.

•	We redeemed or refinanced a substantial portion of our outstanding debt. As of February 3, 2007, we had $200.0 million of debt outstanding.

•	Revenues totaled $1,152.1 million, reflecting a 21% increase over prior year revenues of $953.2 million.

•	Comparable store sales rose 13%.

•	Direct net sales increased 22% to $308.6 million.

•	Operating income increased 58% to $125.6 million, or 10.9% of revenues.

•	We opened 29 new stores.

We have two primary sales channels: Stores, which consists of our retail and factory stores, and Direct, which consists of our catalog and Internet website at www.jcrew.com. The following is a summary of our Stores and Direct net sales (amounts in millions):

	Fiscal 2004	Fiscal 2005	Fiscal 2006
Stores	$579.8	$670.4	$808.5
Direct	198.5	253.7	308.6

Total Stores and Direct	$778.3	$924.1	$1,117.1

Our recent revenue growth has led to increased selling, general and administrative expenses. The most significant components of these increases were wage costs, particularly at retail and factory stores. Wage costs increased due to higher incentive compensation paid as a result of increased sales and increased base compensation. We expect these expenses to continue to grow as our business continues to grow. We also expect these and other costs—particularly our store occupancy costs and employee wages and benefits costs—to increase as we pursue our strategy of expanding our retail and factory store base.

While we believe our growth strategy offers significant opportunities, it also presents significant risks and challenges, including, among others, the risks that we may not be able to hire and train qualified sales associates, that our new product offerings and expanded sales channels may not maintain or enhance our brand identity and that our order fulfillment and distribution facilities and information systems may not be adequate to support our growth plans. In addition, we must also seek to ensure that implementation of these plans does not divert management’s attention from continuing to build on the strengths that we believe have driven our recent success, including, among others, our focus on improving the quality of our products, pursuing a disciplined merchandising strategy and improving our store environments and our customer service. For a more complete discussion of the risks facing our business, see “Risk Factors.”

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

We aggregate our merchandise into four sales categories: women’s, men’s and children’s apparel, which consist of items of clothing such as shirts, sweaters, pants, dresses, jackets, outerwear and suits, and accessories, which consists of items such as shoes, socks, jewelry, bags, belts and hair accessories.

The approximate percentage of our sales derived from these four categories, based on our internal merchandising systems, is as follows:

	Year Ended
	January 29, 2005	January 28, 2006	February 3, 2007
Apparel
Women’s	64%	65%	65%
Men’s	25%	21%	21%
Children’s	—	—	1%
Accessories	11%	14%	13%

	100%	100%	100%

Our crewcuts children’s concept was introduced in fiscal 2006 with the opening of 12 shops within our J.Crew retail stores and two stand-alone crewcuts stores. The increase of accessories as a percentage of sales in fiscal 2005 is due to management’s efforts to expand the number of items in our accessories category.

Comparable Store Sales

Comparable store sales reflects net sales at stores that have been open for at least twelve months. Therefore, a store is included in comparable store sales on the first day it has comparable prior year sales. Non-comparable store sales include sales from new stores that have not been open for twelve months and sales from closed stores and temporary stores. In fiscal 2006, comparable store sales excluded the impact of the 53rd week.

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

Our business is seasonal. As a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually substantially higher in our fourth fiscal quarter, particularly December, as customers make holiday purchases. For example, in fiscal 2006, we realized approximately 32% of our revenues in the fourth fiscal quarter.

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

Results of Operations

The following table presents, for the periods indicated, our operating results as a percentage of revenues as well as selected store data:

	Fiscal Year Ended
	January 29, 2005	January 28, 2006	February 3, 2007
Revenues	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs(1)	59.5	58.2	56.6

Gross profit(1)	40.5	41.8	43.4
Selling, general and administrative expenses(1)	35.8	33.4	32.5

Income from operations	4.7	8.3	10.9
Interest expense, net	10.9	7.6	3.8
Loss on refinancing of debt	6.2	—	0.9

Income (loss) before income taxes	(12.4)	0.7	6.3
Provision (benefit) for income taxes	0.1	0.3	(0.5)

Net income (loss)	(12.5)%	0.4%	6.8%

	Fiscal Year Ended
	January 29, 2005	January 28, 2006	February 3, 2007
Selected store data:
Number of stores open at end of period	197	203	227
Sales per gross square foot (52 week basis)	$400	$457	$526
Comparable store sales change (52 week basis)	16.4%	13.4%	13.0%

(1)	We exclude a portion of our distribution network costs from the cost of goods sold and include them in selling, general and administrative expenses. Our gross profit therefore may not be directly comparable to that of some of our competitors.

Fiscal 2006 Compared to Fiscal 2005

	Fiscal Year Ended
	February 3, 2007 (Fiscal 2006) (53 weeks)		January 28, 2006 (Fiscal 2005) (52 weeks)		Variance
(in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollar Change	Percent Change
Revenues	$1,152.1	100.0%	$953.2	100.0%	$198.9	20.9%
Gross profit	500.4	43.4%	398.0	41.8%	102.4	25.7%
Selling, general & administrative expenses	374.7	32.5%	318.5	33.4%	56.2	17.7%
Income from operations	125.6	10.9%	79.5	8.3%	46.1	58.0%
Interest expense, net	44.0	3.8%	72.9	7.6%	(28.9)	(39.7)%
Loss on refinancing of debt	10.0	0.9%	—	—	10.0	100.0%
Provision (benefit) for income taxes	(6.2)	(0.5)%	2.8	0.3%	(9.0)	NM
Net income	$77.8	6.8%	$3.8	0.4%	$74.0	NM

Revenues

Revenues in fiscal 2006 increased by $198.9 million, or 20.9%, to $1,152.1 million from $953.2 million in fiscal 2005. We believe this increase reflects the continuing appeal of our expanded product line in both Stores and Direct and continuing improvements in our customer service. Fiscal 2006 consisted of 53 weeks as compared to fiscal 2005 which consisted of 52 weeks. The impact of the 53rd week on revenues was $12.6 million.

Stores sales increased by $138.1 million, or 20.6%, to $808.5 million in fiscal 2006 from $670.4 million in fiscal 2005. Comparable store sales (calculated on a 52 week basis) increased by 13.0% to $753.4 million in fiscal 2006 from $666.9 million in the prior year. Non-comparable store sales in fiscal 2006 were $55.1 million, including the impact of the 53rd week on fiscal 2006 stores sales, which was $8.2 million.

Direct sales increased by $54.9 million, or 21.6%, to $308.6 million in fiscal 2006 from $253.7 million in fiscal 2005. We believe this increase is attributable to the factors that drove overall revenue growth. The Direct sales increase reflects an increase in our Internet revenues of $58.8 million, or 36.8%, partially offset by a decrease in our catalog revenues of $3.9 million, or 4.1% as compared to fiscal 2005. We continue to see the ongoing shift of orders to the Internet from our catalog. The impact of the 53rd week on fiscal 2006 direct sales was $3.9 million.

The increase in Stores and Direct sales occurred primarily in women’s apparel, and in accessories. The increase in women’s apparel sales was driven by sales of jackets, loungewear, dresses and sweaters, while the increase in accessories sales was driven by an increase in the assortment of products.

Other revenues increased by $5.9 million due primarily to an increase in shipping and handling fees of $4.9 million from $26.4 million in fiscal 2005 to $31.3 million in fiscal 2006 as a result of a 10.2% increase in orders in the Direct business. This increase was partially offset by an adjustment of $1.3 million in the first quarter of fiscal 2005 due to the reversal of income recognized on unredeemed gift cards in prior years. The impact of the 53rd week on fiscal 2006 other revenues was $0.5 million.

Gross Profit

In fiscal 2006, gross profit increased by $102.4 million, or 25.7%, to $500.4 million from $398.0 million in fiscal 2005. This increase resulted from the following factors:

(a) increase in revenues	$107.0
(b) increase in gross margin	6.2
(c) increase in buying and occupancy costs	(10.8)

$102.4

Gross margin increased from 41.8% in fiscal 2005 to 43.4% in fiscal 2006. The increase in gross margin was due primarily to an increase of 50 basis points in merchandise margins (which is equal to cost of goods sold, excluding buying and occupancy costs, divided by revenues) resulting primarily from a decrease in markdowns in the second half of fiscal 2006 and a 110 basis point decrease in buying and occupancy costs as a percentage of revenues resulting from the fact that buying and occupancy costs increased at a lower rate than revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $56.2 million, or 17.7%, to $374.7 million in fiscal 2006 from $318.5 million in fiscal 2005. The increase resulted primarily from:

•	an increase in Direct and Stores variable operating expenses of $22.3 million,

•	an increase in incentive compensation expense of $8.3 million,

•	an increase in consulting expenses of $5.7 million,

•	an increase in expenses related to the Madewell and crewcuts businesses of $6.3 million, and

•	the impact of the adoption of SFAS(R) for the accounting of stock based compensation expense of $2.9 million was not applicable in fiscal 2005.

The increase in Direct and Stores variable operating expenses was primarily attributable to payroll related costs related to the increased sales in fiscal 2006. As a percentage of revenues, selling, general and administrative expenses decreased to 32.5% in fiscal 2006 from 33.4% in fiscal 2005, resulting primarily from the fact that these expenses increased at a slower rate than revenues during fiscal 2006.

Interest Expense, Net

Interest expense, net decreased by $28.9 million to $44.0 million in fiscal 2006 from $72.9 million in fiscal 2005, as a result of the decrease in long-term debt from $631.9 million at January 28, 2006 to $200.0 million at February 3, 2007. All outstanding debt at the beginning of fiscal 2006 was redeemed in the second quarter of fiscal 2006 with the proceeds of the $285.0 million Term Loan in May 2006 and the proceeds from the IPO in July 2006, or was converted into common stock. On July 12, 2006, we made a $35.0 million voluntary prepayment of the borrowings under the Term Loan from the proceeds of the IPO, and on December 18, 2006 we made a $50.0 million voluntary prepayment of the borrowings under the Term Loan from cash generated from operations.

A summary of the components of interest expense, net is as follows (amounts in millions):

	Year Ended
	January 28, 2006	February 3, 2007
Accreted dividends on mandatorily redeemable preferred stock	$40.3	$20.8
Interest expense related to:
9 3/4% Notes	26.8	7.7
Term Loan	—	14.3
13 1/8% Debentures	2.8	1.1
5.0% Notes Payable	1.2	0.5
Amortization of deferred financing costs	1.1	1.5
Other	1.3	1.1

Total interest expense	73.5	47.0
Interest income	(0.6)	(3.0)

Interest expense, net	$72.9	$44.0

Loss on Refinancing of Debt

The loss on refinancing of debt of $10.0 million reflects $4.8 million of tender fees and other expenses and $5.2 million related to the write off of unamortized deferred financing costs incurred in connection with the redemption of the 9 3/4% Notes in May 2006.

Income Taxes

The Company’s effective tax rate was (8.7)% in fiscal 2006 compared with 42.4% in fiscal 2005. The effective rate was not normal in each of the fiscal years due to several factors, including(a) preferred stock dividends includable in interest expense for financial statement purposes but not deductible for income tax purposes, and (b) the establishment of a valuation allowance in fiscal 2003—which continued through fiscal 2005—to fully reserve our deferred income tax assets, which meant that significant federal and state net operating loss carryovers were not recognized for financial statement purposes until they were utilized in our tax returns. At February 3, 2007, we determined that a valuation allowance was no longer necessary to fully reserve our net deferred tax assets, and accordingly, a deferred tax benefit of $10.9 million was recognized as reduction of the income tax provision in fiscal 2006. The Company believes that its effective tax rates will be more normalized in future years in the range of 35%—40% of pre-tax income.

Net Income

Our net income for fiscal 2006 was $77.8 million compared to net income of $3.8 million in fiscal 2005. The increase in net income of $74.0 million was primarily attributed to:

•	the $46.1 million increase in operating income in fiscal 2006, resulting from the increase in revenues and gross profit growing at a faster rate than the increase in expenses.

•	the $28.9 million decrease in interest expense, as partially offset by $10.0 million for the loss on refinancing of debt.

Fiscal 2005 Compared to Fiscal 2004

	Fiscal Year Ended
	January 28, 2006 (Fiscal 2005) (52 weeks)		January 29, 2005 (Fiscal 2004) (52 weeks)		Variance
(in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollar Change	Percent Change
Revenues	$953.2	100.0%	$804.2	100.0%	$149.0	18.5%
Gross profit	398.0	41.8%	325.4	40.5%	72.6	22.3%
Selling, general & administrative expenses	318.5	33.4%	287.7	35.8%	30.8	10.7%
Income from operations	79.5	8.3%	37.6	4.7%	41.9	111.2%
Interest expense, net	72.9	7.6%	87.6	10.9%	(14.7)	(16.7)%
Loss on refinancing of debt	—	—	49.8	6.2%	(49.8)	(100.0)%
Provision for income taxes	2.8	0.3%	0.6	0.1%	2.2	NM
Net income (loss)	$3.8	0.4%	$(100.3)	(12.5)%	$104.1	NM

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

The increase in Stores and Direct sales occurred primarily in women’s apparel and in accessories. The increase in women’s apparel sales was driven by sales of jackets, loungewear, dresses and sweaters, while the increase in accessories sales was driven by an emphasis on increasing the assortment of products.

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

$72.6

Gross margin increased from 40.5% in fiscal 2004 to 41.8% in fiscal 2005. The increase in gross margin was due primarily to an increase of 50 basis points in merchandise margins (which is equal to cost of goods sold, excluding buying and occupancy costs, divided by revenues) resulting from a decrease in markdowns in the first half of fiscal 2005 and an 80 basis point decrease in buying and occupancy costs as a percentage of revenues, resulting from the fact that buying and occupancy costs increased at a lower rate than revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $30.8 million, or 10.7%, to $318.5 million in fiscal 2005 from $287.7 million in fiscal 2004. The increase resulted primarily from:

•	an increase in Direct and Stores variable operating expenses of $22.0 million,

•	an increase in selling expense of $6.0 million, and

•	the write-off in the fourth quarter of fiscal 2005 of $2.8 million of expenses related to the postponement of the IPO.

These increases were offset by:

•	a reduction in depreciation expense of $3.6 million related to an increase in fully depreciated assets (primarily computer equipment and software), and

•	income of $1.1 million related to our estimated share of proceeds from the Visa/MasterCard antitrust litigation settlement.

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

Interest Expense, Net

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

Income Taxes

The income tax provisions for fiscal years 2004 and 2005 were $0.6 million and $2.8 million, respectively, which consist of state and foreign taxes of $0.6 million and $2.3 million, respectively, and federal taxes of $0.5 million in 2005. We incurred significant losses in fiscal years 2003 and 2004 that we are unable to carry back to prior years. The federal tax provision in 2005 differs from statutory rates due to the utilization of these net operating loss carryovers, which for alternative minimum tax purposes are limited to 90% of taxable income in any fiscal year. As of January 28, 2006, we have approximately $83 million in net operating losses available to offset future federal taxable income.

Net deferred tax assets at January 29, 2005 and January 28, 2006 were fully reserved.

Net Income

Our net income for fiscal 2005 was $3.8 million compared to a loss of $100.3 million in fiscal 2004. The increase in net income of $104.1 million was primarily attributable to:

•	a $49.8 million loss on the refinancing of debt in fiscal 2004 (without this charge our net loss in fiscal 2004 would have been $50.5 million),

•	the $41.8 million increase in operating income in fiscal 2005, resulting from the effect on operating margin of the increase in revenues, and

•	the $14.7 million decrease in interest expense.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under the Credit Facility. Our primary cash needs are capital expenditures in connection with opening new stores and remodeling our existing stores, making information technology system enhancements, meeting debt service requirements and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. See “—Outlook” below.

Operating Activities

	Year Ended
	January 29, 2005	January 28, 2006	February 3, 2007
	(in millions)
Net Income (loss)	$(100.3)	$3.8	$77.8
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	37.1	33.5	33.5
Accreted dividends on redeemable preferred stock	33.1	40.3	20.8
Non-cash interest	32.8	2.2	2.0
Loss on refinancing of debt	49.8	—	10.0
Deferred income taxes	—	—	(10.9)
Excess tax benefit from share based compensation	—	—	(12.9)
Other non-cash reconciling items	0.1	0.8	3.8
Changes in inventories	(22.1)	(28.1)	(24.5)
Changes in accounts payable and other current liabilities	32.6	10.1	14.6
Other changes in operating assets and liabilities	(4.3)	(5.8)	6.7

Net cash provided by operations	$58.8	$56.8	$120.9

Cash provided by operating activities in fiscal 2006 was $120.9 million and consisted of net income of $77.8 million and non-cash adjustments of $46.3 million, reduced by an increase in working capital of $3.2 million. The increase in working capital consisted primarily of an increase of $24.5 million in inventories as a result of seasonal sales increases in the fourth quarter reduced by an increase in accounts payable and other current liabilities of $14.6 million. The increase in accounts payable and other current liabilities resulted primarily from increases in customer liabilities and accrued compensation.

Cash provided by operating activities in fiscal 2005 was $56.8 million and consisted of net income of $3.8 million and non-cash adjustments of $76.8 million, reduced by an increase in working capital of $23.8 million. The increase in working capital consisted primarily of an increase in inventories of $28.1 million offset by an increase in accounts payable and other current liabilities of $10.1 million. Inventories were higher than prior years due to expected sales increases in Spring 2006, and the earlier receipt of a portion of these inventories. The increase in accounts payable and other current liabilities was primarily due to a $7.3 million increase in accounts payable which in turn was attributable to the increase in inventories.

Cash provided by operating activities in fiscal 2004 was $58.8 million and consisted of a net loss of $100.3 million offset by non-cash adjustments of $152.9 million and a decrease in working capital of $6.2 million. The reduction in working capital was due primarily to a $32.6 million increase in accounts payable and other current liabilities offset by an increase in inventories of $22.1 million. The increase in accounts payable and other current liabilities consisted of an increase of $19.2 million in accounts payable reflecting the increase in inventories and an increase of $13.4 million in other current liabilities. The increase in other current liabilities consisted primarily of (1) an increase of $5.0 million in customer liabilities from additional gift certificates, (2) an increase in accrued compensation of $5.0 million attributable to an increase in accrued bonuses in fiscal 2004 resulting from the improved operating performance, and (3) a $2.0 million increase in sales returns accrual due to increased sales in the fourth quarter of 2004. The increase in inventories reflected an increase of inventories for Spring 2005.

Investing Activities

Capital expenditures were $45.9 million in fiscal 2006, $21.9 million in fiscal 2005, and $13.4 million in fiscal 2004. Capital expenditures for the opening of new stores were $21.3 million in fiscal 2006 (29 stores), $8.2 million in fiscal 2005 (11 stores) and $5.9 million in fiscal 2004 (five stores). The remaining capital expenditures in each period were for store renovation and refurbishment programs, and investments in information systems and distribution center initiatives. Capital expenditures are planned at approximately $60 to $70 million for the 2007 fiscal year, including $35 to $40 million for 35 to 40 new stores (including five Madewell and two crewcuts stores) and $20 to $25 million for information technology enhancements and our distribution center expansion.

Financing Activities

	Year Ended
	January 29, 2005	January 28, 2006	February 3, 2007
	(in millions)
Initial public offering of 21.6 million shares of common stock, net of expenses of $29.7 million	$—	$—	$402.8
Redemption of preferred stock	—	—	(358.3)
Proceeds from issuance of new debt, net of costs incurred	252.9	—	276.5
Repayment of debt	(324.2)	—	(386.5)
Proceeds from exercise of stock options	—	2.7	5.2
Excess tax benefit from share based compensation	—	—	12.9

Net cash provided by (used in) financing activities	$(71.3)	$2.7	$(47.4)

Financing activities in fiscal 2006 included the IPO and the Term Loan. The proceeds of these financings and our available cash from operations were used to redeem all of our outstanding indebtedness, including preferred stock, and to prepay $85.0 million of the Term Loan during 2006. In connection with the IPO, the 5.0% Notes Payable were converted into shares of our common stock. Our financing activities also included the recognition of excess tax benefits of $12.9 million from share based compensation. Our total indebtedness (including preferred stock) of $724.7 million at January 28, 2006 was reduced to $200.0 million at February 3, 2007.

Cash provided by financing activities was $2.7 million in fiscal 2005 resulting from the exercise of stock options, compared to a use of cash of $71.3 million in fiscal 2004. The $71.3 million use of cash in fiscal 2004 resulting primarily from the redemption of $150.0 million aggregate principal amount of 10 3/8% Notes and $169.0 million of 16% Notes partially offset by the proceeds of a $275.0 million 9 3/4% term loan net of costs of $22.1 million incurred in connection with the refinancing. Cash provided by financing activities in fiscal 2003 resulted from the issuance of $20.0 million aggregate principal amount of 5.0% Notes Payable and a $5.8 million term loan under the Credit Facility partially offset by costs incurred in the May 2003 exchange offer.

Credit Facility

On December 23, 2004, we, Operating and certain of its subsidiaries entered into an Amended and Restated Loan and Security Agreement (the “Credit Facility”) with Wachovia Capital Markets, LLC, as arranger and bookrunner, Wachovia Bank, National Association, as administrative agent (“Wachovia”), Bank of America N.A., as syndication agent, Congress Financial Corporation, as collateral agent, and a syndicate of lenders. The Credit Facility provides for revolving loans and letters of credit of up to $170.0 million (which can be increased to $250.0 million subject to certain conditions) at floating interest rates based on Wachovia’s prime rate plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.25% to 2.00%. The total amount of availability is limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) 95% of the net recovery percentage of inventories (as determined by inventory appraisal) for the period August 1 through November 30, or 92.5% of the net recovery percentage of inventories for the period December 1 through July 31, and (d) real estate availability of 65% of appraised fair market value. The Credit Facility expires in December 2009. Borrowings under the Credit Facility are guaranteed by us and all of Operating’s domestic direct or indirect subsidiaries and are secured by a perfected first priority security interest in substantially all of our and our subsidiaries’ assets.

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

There was $101.5 million available in borrowings under the Credit Facility at February 3, 2007 based on the factors described above. There were no borrowings in fiscal 2006, fiscal 2005 and fiscal 2004.

Senior Subordinated Term Loan and 9 3/4% Notes

On November 21, 2004, Operating entered into a Senior Subordinated Loan Agreement with entities managed by Black Canyon Capital LLC and Canyon Capital Advisors LLC, which provided for a term loan of $275.0 million. We used the proceeds of the term loan to redeem in full the aggregate principal amount of 10 3/8% Notes ($150.0 million) and in part the 16% Notes ($125.0 million). In January 2005, we redeemed the remaining $44.0 million of 16% Notes using internally available funds. On March 18, 2005, the term loan was converted into equivalent new 9 3/4% Notes in accordance with the terms of the loan agreement. On May 15, 2006, we repurchased all of the 9 3/4% Notes in the Tender Offer.

Term Loan

On May 15, 2006, Operating, as borrower, we and certain of Operating’s direct and indirect subsidiaries, as guarantors, entered into the Term Loan, a $285.0 million senior secured term loan facility with certain lenders named therein as lenders, Goldman Sachs Credit Partners L.P. (“GSCP”) and Bear, Stearns & Co. Inc. as joint lead arrangers and joint bookrunners, GSCP as administrative agent and collateral agent, Bear Stearns Corporate Lending Inc. as syndication agent and Wachovia as documentation agent.

The total amount of the Term Loan borrowed by Operating on May 15, 2006 was $285.0 million. On July 12, 2006, Operating made a $35.0 million voluntary prepayment of the Term Loan and on December 18, 2006, Operating made a $50.0 million voluntary prepayment on the Term Loan. As of February 3, 2007, the amount outstanding under the Term Loan was $200.0 million. Prior to September 12, 2006, borrowings under the Term Loan bore interest, at our option, at the base rate plus a margin of 1.25% or at LIBOR plus a margin of 2.25% per annum. As of September 12, 2006, borrowings bear interest, at our option, at the base rate plus margin of 0.75% or at LIBOR plus a margin of 1.75% per annum, payable quarterly. All borrowings will mature on May 15, 2013. Operating used the proceeds of the Term Loan and cash on hand to repurchase all of its 9 3/4% Notes pursuant to the Tender Offer and to pay accrued interest of $10.6 million and related premium, tender fees and other expenses of $13.3 million. A loss of $10.0 million on refinancing of debt is included in the statement of operations in the second quarter of fiscal 2006.

Redemption of Preferred Stock

On July 13, 2006, we redeemed, with the proceeds of the IPO and the TPG Subscription, all $92.8 million liquidation value of the Series A Preferred Stock and all $32.5 million liquidation value of the Series B Preferred Stock at 100% of liquidation value, as well as paid accumulated and unpaid dividends of $306.4 million thereon. On the same date, in the TPG Subscription, TPG purchased from us, at the IPO price of $20.00 per share, 3,673,729 shares of our common stock.

The IPO and Related Transactions

On July 3, 2006, we completed the initial public offering of our common stock (the “IPO”). In the IPO, we issued 21,620,000 shares of our common stock at a price of $20.00 per share and realized net proceeds of $402.8 million.

Since October 1997, when the Company completed a recapitalization as a result of which Texas Pacific Group (“TPG”), a private investment group, obtained a controlling interest in us, we have incurred significant amounts of interest on our debt and dividends on our preferred stock. A substantial portion of our outstanding debt and all of our preferred stock were redeemed, refinanced or converted into shares of our common stock prior to or shortly after the IPO. Specifically:

•

on May 15, 2006, Operating repurchased, using $285.0 million in borrowings under the Term Loan and $12.7 million of cash on hand, the total principal amount ($275.0 million) of its 9 3/4% Notes (plus accrued and unpaid interest of $10.6 million) in a tender offer and consent solicitation and paid premiums, tender fees and other expenses of $13.3 million,

•	on June 14, 2006, we redeemed all $21.7 million aggregate principal amount of outstanding 13 1/8% Debentures (plus accrued and unpaid interest of $0.5 million),

•

on July 3, 2006, TPG-MD Investment, LLC, an entity controlled by TPG, our largest shareholder, and our chief executive officer and chairman of the board, Millard Drexler, converted the $20.0 million principal amount of Operating’s 5.0% Notes Payable due 2008 (the “5.0% Notes Payable”) (plus accrued and unpaid interest of $3.7 million) into 6,729,186 shares of our common stock at a conversion price of $3.52 per share of common stock immediately prior to the consummation of the IPO,

•	on July 12, 2006, we made a $35.0 million voluntary prepayment of the borrowings under the Term Loan,

•	on July 13, 2006, TPG purchased from us, at the IPO price of $20.00 per share, 3,673,729 shares of our common stock.

•

on July 13, 2006, we redeemed all outstanding $92.8 million liquidation value of our 14 1/2% Series A Cumulative Preferred Stock (plus accrued and unpaid dividends of $227.0 million) with a portion of the net proceeds of the IPO and the TPG Subscription,

•

on July 13, 2006, we redeemed all outstanding $32.5 million liquidation value of our 14 1/2% Series B Cumulative Redeemable Preferred Stock (plus accrued and unpaid dividends of $79.5 million) with a portion of the net proceeds of the IPO, and

•	on December 18, 2006, we made a $50.0 million voluntary prepayment of the borrowings under the Term Loan.

On January 25, 2007, we completed a secondary offering of 9,392,100 shares of common stock offered by TPG and its affiliates as selling stockholders. The Company did not receive any proceeds from the secondary offering.

Outlook

Management anticipates that capital expenditures in fiscal 2007 will be approximately $60 million to $70 million, primarily for opening 35 to 40 new stores, information technology enhancements, the expansion of our Asheville, North Carolina distribution facility and general corporate purposes. Our short-term and long-term liquidity needs will arise primarily from principal and interest payments on our indebtedness, capital expenditures associated with our expansion plans and growth strategy and working capital requirements. As of February 3, 2007 we were permitted to borrow $101.5 million under the Credit Facility. Our annual debt service obligations will increase by $2.0 million per year for each 1.0% increase in the average interest rate we pay, based on the $200.0 million balance of variable interest rate debt outstanding at February 3, 2007. Management believes that our current cash position, cash flow from operations and availability under the Credit Facility will be adequate to finance working capital needs, planned capital expenditures and debt service obligations for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under our debt agreements depends on our future financing activities, our future operating performance and our future cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. We expect to use cash from operating activities and short-term borrowings under the Credit Facility primarily to maintain our business, implement our expansion plans and further implement our growth strategy.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of February 3, 2007, we had the following obligations under letters of credit in future periods.

Letters of Credit	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Standby	$6.4	$—	$—	$—	$6.4
Documentary	62.1	62.1	—	—	—

	$68.5	$62.1	$—	$—	$6.4

Contractual Obligations

The following table summarizes our contractual obligations as of February 3, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Long-term debt obligations	$200.0	$—	$—	$—	$200.0
Interest on long term debt(1)
Operating lease obligations(2)	381.6	63.1	115.0	94.3	109.2
Purchase obligations:
Inventory commitments	272.8	272.8	—	—	—
Other	3.5	3.5	—	—	—
Employment agreements	2.4	1.9	0.5	—	—

Total purchase obligations	278.7	278.2	0.5	—	—

Total	$860.3	$341.3	$115.5	$94.3	$309.2

(1)	The Term Loan bears interest at a floating rate of LIBOR + 1.75% or the base rate + 0.75%. As of February 3, 2007, annual interest expense is expected to be approximately $15.0 million.
(2)	Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Operating lease obligations do not include common area maintenance, insurance, taxes and other occupancy costs, which constitute approximately an additional 50% of the minimum lease obligations.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been minor.

Recent Accounting Pronouncements

In June 2006, The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for our Company as of February 4, 2007. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. We do not expect any significant changes to the recognition and measurement of our tax positions as a result of the adoption of this new accounting interpretation.

In June 2006, the FASB ratified the consensus reached in Emerging Issues Task Force Issue No. 06-03 (“EITF No. 06-03”), “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation”) that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF No. 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company does not plan to modify its current accounting policy of recording sales tax collected on a net basis. Therefore, the adoption of EITF No. 06-03 will not have any effect on the Company’s financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. On February 3, 2007, we adopted SAB No. 108. The adoption of SAB No. 108 did not impact our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement”s (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for our Company beginning February 3, 2008. We have not yet determined the impact, if any, from the adoption of this new accounting standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our Company beginning February 3, 2008. We have not yet determined the impact, if any, from the adoption of this new accounting standard.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent consolidated results of operations. For more information on J. Crew’s accounting policies, please refer to the Notes to Consolidated Financial Statements in this annual report on Form 10-K.

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

Inventory Valuation

Merchandise inventories are carried at the lower of average cost or market value. We capitalize certain design, purchasing and warehousing costs in inventory. We evaluate all of our inventories to determine excess inventories based on estimated future sales. Excess inventories may be disposed of through our factory stores, Internet clearance sales and other liquidations. Based on historical results experienced through various methods of disposition, we write down the carrying value of inventories that are not expected to be sold at or above costs. Additionally, we reduce the cost of inventories based on an estimate of lost or stolen items each period.

Deferred Catalog Costs

The costs associated with direct response advertising, which consist primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream of the catalog mailings, which we currently estimate to be approximately four months. The expected future revenue stream is determined based on historical revenue trends developed over an extended period of time. If the current revenue streams were to diverge from the expected trend, our amortization of deferred catalog costs would be adjusted accordingly.

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

Income Taxes

Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance. In fiscal 2003, the Company established a valuation allowance to fully reserve its net deferred tax assets. Due to the improvement in our operating income since fiscal 2003 and the significant reduction in our indebtedness as a result of our IPO in July 2006, management reevaluated the need for this valuation allowance as of February 3, 2007. Based on this reevaluation, the Company reversed the valuation allowance to reflect deferred taxes that management believes will more likely than not be realized in the future.

Share-Based Compensation

On January 29, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” requiring the recognition of compensation expense in the consolidated statements of operations related to the fair value of employee share-based awards including stock options. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for share-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards to be forfeited prior to vesting. If actual forfeitures differ significantly from the estimates, share-based compensation expense could be materially impacted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Credit Facility and the Term Loan. The interest rates under the Credit Facility are a function of Wachovia’s prime rate or LIBOR, and the interest rates under the Term Loan are a function of a base rate or LIBOR. A one percentage point increase in the interest rate on our variable rate debt would result in a change in income before taxes of approximately $100,000 for each $10.0 million of borrowings under the Credit Facility and approximately $2.0 million for the $200.0 million of borrowings under the Term Loan.

We have a licensing agreement in Japan that provides for royalty payments in yen based on sales of J.Crew merchandise. We have entered into forward foreign exchange contracts from time to time in order to minimize this risk. At February 3, 2007, there were no forward foreign exchange contracts outstanding.

We also enter into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at February 3, 2007 were $68.5 million, including $6.4 million of standby letters of credit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Index to Financial Statements”, which is located on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Such officers also confirm that there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information set forth in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of management as set forth in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement for the 2007 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” which is located on page F-1 of this report.

(b)	Exhibits. See the exhibit index which is included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. CREW GROUP, INC.

Date: April 19, 2007	By:	/s/ MILLARD S. DREXLER
Millard S. Drexler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 19, 2007.

Signature	Title

/s/ MILLARD S. DREXLER Millard S. Drexler	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)

/s/ JAMES SCULLY James Scully	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RICHARD BOYCE Richard Boyce	Director

/s/ MARY ANN CASATI Mary Ann Casati	Director

/s/ JONATHAN COSLET Jonathan Coslet	Director

/s/ JAMES COULTER James Coulter	Director

/s/ STEVEN GRAND-JEAN Steven Grand-Jean	Director

/s/ STUART SLOAN Stuart Sloan	Director

/s/ JOSH WESTON Josh Weston	Director

J. Crew Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J. Crew Group, Inc.:

We have audited the consolidated financial statements of J. Crew Group, Inc. and subsidiaries (“Group”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Group as of January 28, 2006 and February 3, 2007 and the results of its operations and its cash flows for each of the years in the three-year period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 29, 2006, Group adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

/s/ KPMG LLP

New York, New York

April 17, 2007

J.CREW GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	January 28, 2006	February 3, 2007
Assets
Cash and cash equivalents	$61,275	$88,900
Merchandise inventories	116,191	140,670
Prepaid expenses and other current assets	29,132	30,728
Refundable income taxes	8,600	8,600
Deferred income taxes	—	8,200

Total current assets	215,198	277,098

Property and equipment—at cost	252,328	252,491
Less accumulated depreciation and amortization	(142,920)	(130,677)

	109,408	121,814

Deferred income taxes	—	15,600
Other assets	12,715	13,554

Total assets	$337,321	$428,066

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$75,833	$77,836
Other current liabilities	64,031	76,666
Federal and state income taxes	2,677	5,496

Total current liabilities	142,541	159,998

Deferred credits	57,956	62,448
Long-term debt	631,867	200,000
Preferred stock	92,800	—
Stockholders’ equity (deficit):
Common stock $.01 par value; authorized 200,000,000 shares; issued 27,757,289 and 61,114,458 shares; outstanding 26,522,562 and 59,879,731 shares	278	611
Additional paid-in capital	—	515,348
Accumulated deficit	(582,780)	(507,653)
Deferred compensation	(2,655)	—
Treasury stock, at cost (1,234,727 shares)	(2,686)	(2,686)

Total stockholders’ equity (deficit)	(587,843)	5,620

Total liabilities and stockholders’ equity (deficit)	$337,321	$428,066

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended(1)
	January 29, 2005	January 28, 2006	February 3, 2007
Revenues:
Net sales	$778,165	$924,129	$1,117,153
Other	26,051	29,059	34,947

	804,216	953,188	1,152,100
Cost of goods sold, including buying and occupancy costs	478,829	555,192	651,748

Gross profit	325,387	397,996	500,352
Selling, general and administrative expenses	287,745	318,499	374,738

Income from operations	37,642	79,497	125,614
Interest expense-net of interest income of $256 in 2004, $584 in 2005 and $3,000 in 2006	87,571	72,903	43,993
Loss on refinancing of debt	49,780	—	10,039

Income (loss) before income taxes	(99,709)	6,594	71,582
Provision (benefit) for income taxes	600	2,800	(6,200)

Net income (loss)	(100,309)	3,794	77,782
Preferred dividends	(13,456)	(13,456)	(6,141)

Net income (loss) applicable to common shareholders	$(113,765)	$(9,662)	$71,641

Net income (loss) per share
Basic	$(4.82)	$(0.39)	$1.61
Diluted	$(4.82)	$(0.39)	$1.49

Weighted average shares outstanding
Basic	23,626	24,472	44,558
Diluted	23,626	24,472	48,039

(1) Year ended February 3, 2007 consisted of 53 weeks

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Deferred compensation	Stockholders’ equity (deficit)
	Shares	Amount
Balance at January 31, 2004	26,296,219	$263	$—	$(465,689)	$(2,413)	$(227)	$(468,066)
Net loss	—	—	—	(100,309)	—	—	(100,309)
Issuance of restricted stock	379,416	4	144	(3)	—	(145)	—
Restricted stock expense	—	—	—	—	—	119	119
Preferred stock dividends	—	—	(144)	(13,312)	—	—	(13,456)

Balance at January 29, 2005	26,675,635	267	—	(579,313)	(2,413)	(253)	(581,712)

Net income	—	—	—	3,794	—	—	3,794
Issuance of restricted stock	329,086	3	2,825	(1)	—	(2,827)	—
Restricted stock expense	—	—	—	—	—	556	556
Forfeiture of restricted stock	—	—	—	—	(273)	273	—
Preferred stock dividends	—	—	(6,200)	(7,256)	—	—	(13,456)
Exercise of stock options	752,568	8	2,727	(4)	—	—	2,731
Issuance of stock options	—	—	525	—	—	(525)	—
Stock option expense	—	—	—	—	—	121	121
Non-employee stock option expense	—	—	83	—	—	—	83
Tax effect from exercise of stock options	—	—	40	—	—	—	40

Balance at January 28, 2006	27,757,289	278	—	(582,780)	(2,686)	(2,655)	(587,843)

Reclassification of deferred compensation	—	—	—	(2,655)	—	2,655	—
Net income	—	—	—	77,782	—	—	77,782
Issuance of 21,620,000 shares of common stock, net of costs incurred	21,620,000	216	402,558	—	—	—	402,774
Conversion of 5% convertible notes payable	6,729,186	67	23,619	—	—	—	23,686
Redemption of preferred stock	3,673,729	37	73,438	—	—	—	73,475
Issuance of restricted stock	15,000	—	—	—	—	—	—
Stock based compensation	—	—	3,801	—	—	—	3,801
Exercise of stock options	1,319,254	13	5,173	—	—	—	5,186
Preferred stock dividends	—	—	(6,141)	—	—	—	(6,141)
Excess tax benefit from exercise of stock options	—	—	12,900	—	—	—	12,900

Balance at February 3, 2007	61,114,458	$611	$515,348	$(507,653)	$(2,686)	$—	$5,620

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands, except for per share data)

	Years Ended
	January 29, 2005	January 28, 2006	February 3, 2007
Cash flows from operating activities:
Net income (loss)	$(100,309)	$3,794	$77,782
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	37,061	33,461	33,525
Amortization of deferred financing costs	2,425	1,063	1,460
Non-cash interest expense (including redeemable preferred stock dividends of $33,106 in 2004, $40,284 in 2005 and $20,800 in 2006)	63,536	41,478	21,292
Share based compensation	119	760	3,801
Loss on refinancing of debt	49,780	—	10,039
Deferred income taxes	—	—	(10,900)
Excess tax benefit from share based compensation	—	—	(12,900)
Changes in operating assets and liabilities:
Merchandise inventories	(22,065)	(28,098)	(24,479)
Prepaid expenses and other current assets	(1,484)	(6,915)	(1,596)
Other assets	664	326	1,004
Accounts payable and other liabilities	28,819	8,921	19,130
Federal and state income taxes	217	2,045	2,819

Net cash provided by operating activities	58,763	56,835	120,977

Cash flow used in investing activities:
Capital expenditures	(13,431)	(21,938)	(45,931)

Cash flow from financing activities:
Proceeds from exercise of stock options	—	2,691	5,186
Excess tax benefit from share based compensation		40	12,900
Redemption of preferred stock	—	—	(358,271)
Redemption of 13 1/8% senior subordinated debentures	—	—	(21,667)
Repayment of 9 3/4% senior subordinated notes, including tender fees and other expenses of $4,859	—	—	(279,859)
Proceeds from issuance of debt	275,000	—	285,000
Proceeds from issuance of 21,620,000 shares of common stock, net of costs incurred of $29,650	—	—	402,774
Costs incurred in connection with the issuance of debt	(22,137)	—	(8,484)
Repayment of long-term debt	(324,198)	—	(85,000)

Net cash provided by (used in) financing activities	(71,335)	2,731	(47,421)

Increase (decrease) in cash and cash equivalents:	(26,003)	37,628	27,625
Cash and cash equivalents at beginning of year	49,650	23,647	61,275

Cash and cash equivalents at end of year	$23,647	$61,275	$88,900

Supplemental cash flow information:
Income taxes paid	$411	$366	$1,848

Interest paid	$23,270	$30,362	$26,609

Non-cash financing activities:
Dividends on preferred stock charged directly to stockholder’s equity (deficit)	$13,456	$13,456	$6,141
Conversion of principal amount plus accrued and unpaid interest of 5% notes payable into 6,729,186 shares of common stock	—	—	23,686
Liquidation value of Series A preferred stock converted into 3,673,729 shares of common stock	—	—	73,475

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 29, 2005, January 28, 2006 and February 3, 2007

(Dollars in thousands, unless otherwise indicated)

1. Nature of Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements presented herein are J.Crew Group, Inc. and its wholly-owned subsidiaries (collectively, the Company or Group), which consist of the accounts of J.Crew Group, Inc. and its wholly owned subsidiaries, including J.Crew Intermediate LLC (Intermediate) and J.Crew Operating Corp. (Operating). Intermediate was formed in March 2003 as a limited liability company. Effective May 2003, Group transferred its investment in Operating to Intermediate. On October 11, 2005, Intermediate was merged into J.Crew Group, Inc., and J.Crew Group Inc. became the direct parent of Operating.

All significant intercompany balances and transactions are eliminated in consolidation.

(b) Business

The Company designs, contracts for the manufacture of, markets and distributes women’s, men’s and children’s apparel, shoes and accessories under the J.Crew brand name. The Company’s products are marketed, primarily in the United States, through various channels of distribution, including retail and factory stores, catalogs, and the Internet. The Company is also party to a licensing agreement which grants the licensee exclusive rights to use the Company’s trademarks in connection with the manufacture and sale of products in Japan. The license agreement provides for payments based on a specified percentage of net sales.

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

(c) Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years 2004, 2005 and 2006 ended on January 29, 2005, January 28, 2006 and February 3, 2007, respectively. Fiscal years 2004 and 2005 consisted of 52 weeks and fiscal year 2006 consisted of 53 weeks.

(d) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates in amounts that may be material to the financial statements.

(e) Revenue Recognition

Revenue is recognized for catalog and Internet sales when merchandise is shipped to customers and at the time of sale for retail sales. Shipping terms for catalog and Internet sales are FOB shipping point, and title passes

J. CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the customer at the time and place of shipment. Prices for all merchandise are listed in the Company’s catalogs and website and are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return that are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.” The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date.

Amounts billed to customers for shipping and handling fees related to catalog and Internet sales are included in other revenues at the time of shipment.

Royalty or licensing revenue is recognized as it is earned based on contractually specified percentages applied to reported sales. Advance royalty payments are deferred and recorded as revenue when the related sales occur.

Other revenues include the estimated amount of unredeemed gift card liability based on Company specific historical trends, which amounted to $1,410, $806 and $725 in fiscal years 2004, 2005 and 2006, respectively. Furthermore, the Company recorded an adjustment in fiscal 2005 to reverse income of $1,254 recognized on unredeemed gift cards in prior years. In the fourth quarter of fiscal 2005, the Company changed its policy to recognize unredeemed gift cards on a ratable basis over the redemption period, rather than at time of issuance. This change in policy did not have a material effect on the Company’s financial position or statements of operations for the periods presented.

(f) Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or market. The Company capitalizes certain design, purchasing and warehousing costs in inventory and these costs are included in cost of goods sold as the inventories are sold.

(g) Advertising and Catalog Costs

Direct response advertising, which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. The Company accounts for catalog costs in accordance with the AICPA Statement of Position, “Reporting on Advertising Costs” (‘SOP 93-7”). SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which was approximately four months for the fiscal years 2004, 2005 and 2006. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 28, 2006 and February 3, 2007 were $7,947 and $6,943, respectively. Catalog costs, which are reflected in selling, general and administrative expenses, for the fiscal years 2004, 2005 and 2006 were $41,258, $45,234 and $43,666, respectively.

All other advertising costs, which are not significant, are expensed as incurred.

(h) Deferred Rent and Lease Incentives

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

J. CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Period,” in the fourth quarter of fiscal 2005. Accordingly, rental costs incurred during the construction period will be recognized as rental expense and no longer capitalized. The unamortized balance of rent capitalized in prior periods will be amortized over the remaining lease terms (without consideration of option renewal periods).

The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $37,498 and $41,699 at January 28, 2006 and February 3, 2007, respectively.

(i) Stock Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) effective January 29, 2006. Thus the Company measures the cost of employee services received in exchange for equity instruments awards issued based on the grant-date fair value of the awards. The Company recognizes compensation expense for share-based awards such as stock options and time based restricted stock awards on a straight line basis over the requisite service period of the award. Prior to January 29, 2006, the Company accounted for stock based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). No share based employee compensation cost related to stock options was recognized prior to January 29, 2006.

(j) Property and Equipment

Property and equipment are stated at cost and are depreciated over the estimated useful lives by the straight-line method. Buildings and improvements are depreciated over estimated useful lives of twenty years. Furniture, fixtures and equipment are depreciated over estimated useful lives, ranging from three to ten years. Leasehold improvements (including rent formerly capitalized during the construction period) are amortized over the shorter of their useful lives or related lease terms (without consideration of optional renewal periods).

(k) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. Charges of $146, $747 and $550 were incurred in fiscal 2004, 2005 and 2006 to write-down the carrying value of certain long-lived assets.

(l) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The provision for income taxes includes taxes currently payable and deferred taxes resulting from the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities. The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in the valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

J. CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(m) Segment Information

The Company operates in one reportable business segment. All of the Company’s identifiable assets are located in the United States. Export sales are not significant.

(n) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $47,853 and $76,835 at January 28, 2006 and February 3, 2007, respectively, are stated at cost, which approximates market value.

(o) Operating Expenses

Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, inbound freight, design, buying and production costs, occupancy costs related to store operations and all shipping and handling and delivery costs associated with our Direct business.

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, certain warehousing expenses, which aggregated $10,816, $14,042 and $15,939 for fiscal years 2004, 2005 and 2006, respectively, administrative payroll, store expenses other than occupancy costs, depreciation and amortization and credit card fees.

(p) Debt Issuance Costs

Debt issuance costs (included in other assets) are amortized over the term of the related debt agreements.

(q) Store Pre-opening Costs

Costs associated with the opening of new stores are expensed as incurred.

(r) Derivative Financial Instruments

Derivative financial instruments have been used by the Company from time to time to manage its interest rate and foreign currency exposures. The Company does not enter into derivative financial instruments for speculative purposes. For interest rate swap agreements, the net interest paid is recorded as interest expense on a current basis. Gains or losses resulting from market fluctuations are not recognized. The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations. The Company used no derivative financial instruments in fiscal years 2004, 2005 and 2006.

(s) Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Common shares outstanding included common stock and restricted stock shares for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income (loss) per share includes the determinants of basic income per share and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock shares for which future service is required as a condition to the delivery of the underlying common stock.

(t) Reclassification

Certain prior year amounts have been reclassified to conform with current year’s presentation.

J. CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Share Based Compensation

At February 3, 2007, the Company had four share-based compensation plans, which are described below:

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

2007 Associate Stock Purchase Plan

On December 5, 2006, the Company’s Board of Directors adopted, subject to shareholder approval, the J.Crew 2007 Associate Stock Purchase Plan (the “ASPP”). As adopted, 500,000 shares of common stock would be reserved for issuance under the ASPP. Under the ASPP, full time employees are permitted to purchase a limited number of J. Crew common shares at 85% of market value as outlined in the ASPP plan document.

Accounting for Share-Based Payments

Prior to January 29, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No share-based employee compensation cost related to stock options was recognized in the Consolidated Statement of Operations prior to January 29, 2006, as all options granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.

J. CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under this transition method, share-based compensation cost recognized in the fifty-three week period ended February 3, 2007 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award.

Total share based compensation expense included in the Consolidated Statement of Operations was $0.1 million, $0.7 million and $3.8 million for fiscal 2004, 2005, and 2006, respectively. As a result of adopting SFAS No. 123R on January 29, 2006, the Company’s pre-tax income for fiscal 2006 was $2.9 million lower than if the Company had continued to account for share-based compensation under APB No. 25. In accordance with the modified prospective transition method of SFAS No. 123R, financial results of previous periods have not been restated.

The following table illustrates the pro-forma effect on net income (loss) and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123R to measure stock-based compensation:

	2004	2005
Net income (loss) as reported	$(100,309)	$3,794
Share based compensation expense included in reported net income	119	720
Share based compensation expense determined under fair value method	(120)	(1,540)

Pro forma net income (loss)	$(100,310)	$2,974

Net loss per share:
Basic and Diluted, as reported	$(4.82)	$(0.39)
Basic and Diluted, pro forma	$(4.82)	$(0.42)

The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	2004	2005	2006
Risk-free interest rates(1)	3.9%	4.0%	4.8%
Dividend yield	—	—	—
Volatility(2)	40.0%	40.0%	40.0%
Weighted-average expected term(3)	6.25 years	6.25 years	5.63 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	Expected stock price volatility is based on the median volatility of companies in a peer group analysis.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option was determined using the “simplified method” as allowed by Staff Accounting Bulletin No. 107, “Share-Based Payment” . The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

As of February 3, 2007, there was $9.1 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 2.7 years. The weighted-average grant-date fair value of options granted was $0.52, $2.74 and $12.49 for fiscal 2004, 2005 and 2006, respectively.

J. CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity for fiscal 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 28, 2006	9,234	$7.36
Granted	842	29.32
Exercised	(1,319)	3.93		$30.4

Cancelled	(295)	10.51

Outstanding at February 3, 2007	8,462	$9.98	7.0	$232.8

Exercisable at February 3, 2007	4,566	$8.56	6.4	$132.1

Expected to vest at February 3, 2007	3,545	$11.65	7.6	$91.6

The following table summarizes information about stock options outstanding as of February 3, 2007:

	Outstanding		Weighted Average Remaining Contractual Term (in years)	Exercisable
Range	Number of options	Weighted Average Exercise price		Number of options	Weighted Average Exercise price
$3.52-$4.41	1,993	$3.57	5.7	1,167	$3.58
$5.16-$10.75	3,598	$7.40	7.4	1,942	$7.58
$12.91-$18.08	2,127	$12.92	7.3	1,406	$12.92
$20.00-$40.04	744	$31.25	7.9	51	$39.35

$3.52-$40.04	8,462	$9.98	7.0	4,566	$8.56

The Company issues new shares upon the exercise of stock options. Cash received from the exercise of stock options was $5.2 million for the fifty-three weeks ended February 3, 2007 and $2.7 million for the fifty-two weeks ended January 29, 2006.

Certain employees and directors have been awarded restricted stock under the 2003 Plan and the 2005 Plan. The restricted stock vests primarily over a period of four years. Compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense associated with restricted stock was $0.1 million, $0.7 million, and $0.8 million for fiscal 2004, 2005 and 2006, respectively. As of February 3, 2007, there was $1.9 million of unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over the remaining weighted-average vesting period of 2.2 years. The total intrinsic value of shares vested during fiscal 2004, 2005 and 2006 was $0.9 million, $1.6 million, and $21.3 million, respectively.

The following table summarizes restricted share activity for fiscal 2006:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Outstanding at January 28, 2006	1,232	$2.33
Granted	15	29.74
Vested	(599)	0.57
Cancelled	—	—

Outstanding at February 3, 2007	648	$4.59

Shares available for the issuance of stock options or other stock based awards under our share-based compensation plans were 1,537,822 at February 3, 2007.

J. CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Initial and Secondary Public Offering and Related Transactions

On July 3, 2006, the Company completed an initial public offering (“IPO”) of 21,620,000 shares of common stock at $20.00 per share. The Company received net proceeds of $402,774 from the IPO after deducting $29,650 in underwriting discounts and offering expenses. The Company used the net proceeds to redeem the liquidation value and accreted dividends of all outstanding Series A and Series B Preferred Stock.

On July 13, 2006, $73,500 of Series A Preferred Stock held by TPG Partners II, L.P., TPG Parallel II, L.P., and TPG Investors, II L.P., was redeemed with 3,673,729 shares of the Company’s common stock.

Immediately prior to the consummation of the IPO, $20,000 principal amount (plus accrued and unpaid interest of $3,700) of 5.0% Convertible Notes Payable was converted into 6,729,186 shares of the Company’s common stock at a conversion price of $3.52 per share.

On January 25, 2007, the Company completed a secondary offering of 9,392,100 shares of common stock offered by TPG and its affiliates as selling stockholders. The Company did not receive any proceeds from the secondary offering.

4. Property and Equipment

Property and equipment, net consists of:

	January 28, 2006	February 3, 2007
Land	$1,710	$1,710
Buildings and improvements	11,691	8,498
Fixtures and equipment	71,014	55,532
Leasehold improvements	163,184	175,536
Construction in progress	4,729	11,215

	252,328	252,491
Less accumulated depreciation and amortization	(142,920)	(130,677)

	$109,408	$121,814

5. Other Current Liabilities

Other current liabilities consist of:

	January 28, 2006	February 3, 2007
Customer liabilities	$17,611	$22,305
Taxes, other than income taxes	2,433	4,938
Accrued interest	3,664	159
Accrued occupancy	1,842	2,834
Reserve for sales returns	6,216	6,221
Accrued compensation	8,493	17,149
Other	23,772	23,060

	$64,031	$76,666

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

J. CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Amended Wachovia Credit Facility provides for revolving loans and letter of credit accommodations. The Amended Wachovia Credit Facility expires in December 2009. The total amount of availability is subject to limitations based on specified percentages of eligible receivables, inventories and real property. As of February 3, 2007, excess availability under the Amended Wachovia Credit Facility was $101.5 million.

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

The Amended Wachovia Credit Facility includes restrictions, including the incurrence of additional indebtedness, the payment of dividends and other distributions, the making of investments, the granting of loans and the making of capital expenditures. The Amended Wachovia Credit Facility permits restricted payments (by way of dividends or other distributions) with respect to, among other things, the Company’s capital stock payable solely in additional shares of its capital stock and the Company’s tax sharing agreement. The ability of Operating to declare dividends on its capital stock is also limited by Delaware law, which permits a company to pay dividends on its capital stock only out of its surplus or, in the event that it has no surplus, out of its net profits for the year in which a dividend is declared or for the immediately preceding fiscal year.

Under the Amended Wachovia Credit Facility, Operating is required to maintain a fixed interest charge coverage ratio of 1.1 if excess availability is less than $20.0 million for any 30 consecutive day period. Operating has at all times been in compliance with all financial covenants.

There were no borrowings during fiscal years 2004, 2005 and 2006 and there were no borrowings outstanding at January 28, 2006 and February 3, 2007.

Outstanding letters of credit established primarily to facilitate international merchandise purchases at January 28, 2006 and February 3, 2007 amounted to $69,900 and $68,500, respectively.

7. Long-Term Debt and Preferred Stock

Long-term debt consists of the following:

	January 28, 2006	February 3, 2007
Term loan(a)	$—	$200,000
9 3/4% Senior Subordinated Notes(b)	275,000	—
5% Convertible Notes Payable(c)	23,195	—
13 1/8% Senior Discount Debentures(d)	21,667	—
Redeemable preferred stock(e)	312,005	—

Total long-term debt	$631,867	$200,000

(a)	On May 15, 2006 (the “Closing Date”), Operating, as borrower, Group and certain of Operating’s direct and indirect subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit and Guaranty Agreement”) with certain lenders named therein as lenders, Goldman Sachs Credit Partners L.P. (“GSCP”) and Bear, Stearns & Co. Inc. as joint lead arrangers and joint bookrunners, GSCP as administrative agent and collateral agent, Bear Stearns Corporate Lending Inc. as syndication agent and Wachovia Bank, National Association as documentation agent.

J. CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amount of the term loan (the “Term Loan”) borrowed by Operating under the Credit and Guaranty Agreement (the “Agreement”) on the Closing Date was $285.0 million. Prior to September 12, 2006, borrowings under the Credit and Guaranty Agreement bore interest, at the Company’s option, at the base rate plus a margin of 1.25% or at LIBOR plus a margin of 2.25% per annum. As of September 12, 2006, borrowings bear interest, at the Company’s option, at the base rate plus a margin of 0.75% or at LIBOR plus a margin of 1.75% per annum, payable quarterly. All borrowings will mature on the seventh anniversary of the Closing Date. Operating used the proceeds of the Term Loan and cash on hand to repurchase all $275.0 million aggregate principal amount of its 9 3/4% Senior Subordinated Notes due 2014 (the “9 3/4% Senior Subordinated Notes”) pursuant to its previously announced tender offer and consent solicitation and to pay accrued interest of $10.6 million and related premium, tender fees and other expenses of $13.3 million.

Group is required to make the following principal payments: (i) 1% of the original principal balance of the Term Loan on a quarterly basis and (ii) an amount equal to excess cash flow, as defined in the Agreement, for each fiscal year. In fiscal 2006, the Company made $85.0 million of aggregate voluntary prepayments, which are in excess of the required principal payments.

(b)

On November 21, 2004, Operating entered into a Senior Subordinated Loan Agreement with entities managed by Black Canyon Capital LLC and Canyon Capital Advisors LLC, which provided for a term loan of $275 million. The proceeds of the term loan were used to redeem in full Operating’s outstanding 10 3/8% Senior Subordinated Notes due 2007 (the “10 3/8% Senior Subordinated Notes”) ($150 million) and to redeem in part Intermediate’s 16% Senior Discount Contingent Principal Notes due 2008 (the “16% Senior Discount Contingent Principal Notes”) ($125 million). On March 18, 2005, the term loan was converted into equivalent new 9 3/4% Senior Subordinated Notes in accordance with the terms of the loan agreement.

On October 3, 2005, Operating announced a cash tender offer and consent solicitation for all its outstanding 9 3/4% Senior Subordinated Notes. On October 17, 2005, Operating announced that 100% of the outstanding 9 3/4% Senior Subordinated Notes had been tendered. On November 1, 2005, Operating extended the expiration date of its tender offer, and further extended it on January 23, 2006, March 1, 2006 and May 1, 2006. The offer expired on May 15, 2006 and holders of the 9 3/4% Senior Subordinated Notes received total consideration equal to $1,015.07 per $1,000 principal amount, or 101.507% of their par value, comprising tender consideration of $10.00 and a consent payment of $5.07.

(c)	On February 4, 2003, Group and Operating entered into a credit agreement with TPG-MD Investment, LLC, a related party, which provides for a Tranche A loan to Operating in an aggregate principal amount of $10.0 million and a Tranche B loan to Operating in an aggregate principal amount of $10.0 million. The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date, resulting in an effective interest rate of 5.6%. The outstanding amount of these loans was converted into shares of common stock of Group at $3.52 per share in connection with the IPO.
(d)

On June 14, 2006 (the “Redemption Date”), Group redeemed the $21.7 million aggregate principal amount of 13 1/8% Senior Discount Debentures due 2008 (the “13 1/8% Senior Discount Debentures”) at a redemption price equal to 100.0% of their outstanding aggregate principal amount, together with accrued and unpaid interest to the Redemption Date.

(e)

On July 13, 2006, Group redeemed (i) all outstanding $92.8 million liquidation value of its 14 1/2% Series A cumulative preferred stock (plus accrued and unpaid dividends of $227.0 million) and (ii) all outstanding $32.5 million liquidation value of its 14 1/2% Series B cumulative preferred stock (plus accrued and unpaid dividends of $79.5 million) with a portion of the net proceeds from the IPO.

Group’s certificate of incorporation authorizes the issuance of an aggregate 20,000,000 shares of preferred stock with a par value of $.01 per share. There were no shares issued or outstanding at February 3, 2007.

J. CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Loss on Refinancing of Debt

During the second quarter of 2006, the Company redeemed in full the outstanding 9 3/4% Senior Subordinated Notes and 13 1/8% Senior Subordinated Notes. Funds used for the redemption were generated from the proceeds of the Term Loan and internally available funds. In connection with the redemption of these notes the Company recorded a loss on refinancing of debt of $10.0 million in fiscal 2006 which included $4.8 million of tender fees and other expenses and $5.2 million related to the write-off of unamortized deferred financing costs.

During the fourth quarter of 2004, the Company redeemed in full the outstanding 10 3/8% Senior Subordinated Notes ($150.0 million) and redeemed the outstanding 16% Senior Discount Contingent Principal Notes due 2008 ($169.1 million). Funds used for the redemption were generated from the proceeds of a $275 million term loan and internally available funds. This refinancing resulted in a loss of $49.8 million in fiscal 2004, which consisted of: (a) redemption premiums of $15.3 million, (b) the write-off of deferred financing costs of $3.2 million and (c) the write-off of deferred debt issuance costs of $31.3 million related to the 16% Senior Discount Contingent Principal Notes.

9. Income (Loss) per Share

The calculation of basic net income (loss) per share and diluted net income (loss) per share is presented below:

	2004	2005	2006
	($ in thousands, except per share amounts)
Net income (loss)	$(100,309)	$3,794	$77,782
Preferred stock dividends	(13,456)	(13,456)	(6,141)

Net income (loss) applicable to common shareholders	$(113,765)	$(9,662)	$71,641

Income (Loss) per Share
Basic	$(4.82)	$(.39)	$1.61

Diluted	$(4.82)	$(.39)	$1.49

Weighted average common shares outstanding
Basic	23,626	24,472	44,558
Diluted	23,626	24,472	48,039

The number of potentially dilutive securities excluded from the calculation of diluted earnings per share were as follows:

	2004	2005	2006
	(amounts in thousands)
Stock options	8,870	9,232	78
Unvested shares of restricted stock	1,502	1,231	—
Convertible note payable	6,245	6,584	—

	16,617	17,047	78

10. Commitments and Contingencies

(a) Operating Leases

As of February 3, 2007, the Company was obligated under various long-term operating leases for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals.

J. CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These operating leases expire on varying dates through 2020. At February 3, 2007 aggregate minimum rentals are as follows:

Fiscal year	Amount
2007	$63,109
2008	59,146
2009	55,776
2010	51,245
2011	43,094
Thereafter	109,204

Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

Rent expense for fiscal 2004, 2005 and 2006 was $46,583, $49,144 and $54,694, respectively, including contingent rent, based on store sales, of $1,700, $2,768 and $4,406.

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

11. Employee Benefit Plan

The Company has a 401(K) Savings Plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company’s contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the 401(K) Savings Plan were $1,306, $1,428 and $1,894 for fiscal 2004, 2005 and 2006, respectively.

12. License Agreement

The Company has a licensing agreement through January 2008 with Itochu Corporation, a Japanese trading company. The agreement permits Itochu to distribute J.Crew merchandise in Japan.

The Company earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 2004, 2005 and 2006 was $2,757, $2,864 and $2,776, respectively.

13. Other Revenues

Other revenues consist of the following:

	2004	2005	2006
Shipping and handling fees	$21,624	$26,430	$31,319
Royalties	2,757	2,864	2,776
Other	1,670	(235)	852

	$26,051	$29,059	$34,947

J. CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Financial Instruments

The fair value of the Company’s long-term debt (including redeemable preferred stock) is estimated to be approximately $595,100 and $200,375 at January 28, 2006 and February 3, 2007, respectively, and is based on current rates offered to the Company for debt of similar maturities or quoted market prices of the same or similar instruments. The carrying amounts of long-term debt were $631,867 and $200,000 at January 28, 2006 and February 3, 2007, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

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

The following table summarizes the components of the income tax provision (benefit):

	Years Ended
	January 29, 2005	January 28, 2006	February 3, 2007
Current:
Foreign	$300	$290	$300
Federal	—	580	(200)
State and Local	300	1,930	4,600

	600	2,800	4,700
Deferred:
Federal	—	—	(10,200)
State and Local	—	—	(700)

	—	—	(10,900)

Total	$600	$2,800	$(6,200)

The following table summarizes the principal reasons for the difference between the effective tax (benefit) and the U.S. federal statutory income tax (benefit) rate:

	Years Ended
	January 29, 2005	January 28, 2006	February 3, 2007
Federal income tax rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.4	19.0	10.1
Foreign income tax	—	4.4	—
Valuation allowance	5.6	(245.8)	(64.5)
Adjustment of prior tax accruals	—	(8.1)	—
Non-deductible expenses, primarily preferred dividends	18.6	242.6	10.2
Non-recognized gain (loss) on exchange of debt	11.0	—	—
Other	—	(4.7)	0.5

Effective tax rate	0.6%	42.4%	(8.7)%

J. CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are as follows:

	January 28, 2006	February 3, 2007
Deferred tax assets:
Original issue discount	$3,900	$—
Rent	17,000	16,800
Federal NOL carryforwards	29,800	8,500
State and local NOL carryforwards	3,200	800
Reserve for sales returns	2,500	2,500
Credit carryovers	2,700	4,100
Share-based payments	—	1,500
Other	1,000	1,400

	60,100	35,600
Valuation allowance	(46,500)	—

	13,600	35,600
Deferred tax liabilities:
Prepaid catalog and other prepaid expenses	(7,600)	(7,600)
Difference in book and tax basis for property and equipment	(6,000)	(4,200)

	(13,600)	(11,800)

Net deferred income tax assets	$—	$23,800

Amounts included in consolidated balance sheets:
Current assets	$—	$8,200
Non-current assets	—	15,600

	$—	$23,800

In fiscal 2004, the Company established a valuation allowance against its net deferred tax assets. In accordance with SFAS No. 109, “Accounting for Income Taxes,” management continued to reevaluate the necessity of this valuation allowance on an ongoing basis. Due to several factors including significant improvement in results of operations in fiscal 2005 and 2006, and changes in the Company’s debt and equity structure resulting from its initial public offering in July 2006, management determined that the valuation allowance was not necessary at February 3, 2007. As a result of this revaluation, a deferred tax benefit of $10.9 million was recognized for the year ended February 3, 2007 and stockholders’ equity was increased by $12.9 million relating to the excess tax benefit from share based compensation. Management believes that the net deferred tax asset balance of $23.8 million as of February 3, 2007 is more likely than not to be realized.

The Company has net operating loss carryforwards, which expire at various dates through 2026, of approximately $24.3 million to offset future taxable income for federal income tax purposes. The amount and expiration date of net operating loss carryforwards for state and local income tax purposes vary by tax jurisdiction.

16. Related Party Transaction

On October 20, 2005, the Company, Millard Drexler, Chairman of the Board and Chief Executive Officer and Millard S. Drexler, Inc. entered into a Trademark License Agreement whereby Mr. Drexler granted the Company a thirty-year exclusive, worldwide license to use a trademark and associated intellectual property rights owned by him (the “Properties”). In consideration for the license, the Company would reimburse Mr. Drexler’s actual costs expended in acquiring and developing the Properties (not to exceed $300,000 in total) (the “Up-Front Fee”) and pay royalties of $1 per year during the term of the license. As of February 3, 2007, the Company reimbursed Mr. Drexler $242,300 for actual costs expended in acquiring and developing this mark. The Company also agreed that it would not assign or spin off ownership of the Properties during the term of Mr. Drexler’s employment without his consent other than as part of a sale of the entire company (except that the

J. CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company may pledge or hypothecate its interest in the Properties as part of a bank or other financings). Mr. Drexler has further agreed to assign to the Company all of his residual rights in the Properties for no additional consideration if the Company (a) establishes an operating business unit using the Properties and (b) invests at least $7.5 million in developing the Properties; provided, however, that Mr. Drexler will have no obligation to assign such rights if the Company terminates his employment without cause or he resigns with good reason before the Company meets conditions (a) and (b) above. In addition, if one of the following events occurs prior to his assignment of his residual rights, Mr. Drexler will have the right to terminate the license within the first ninety days of the occurrence of such event: (i) the Company has not made the $7.5 million capital commitment prior to Mr. Drexler’s termination without cause or resignation with good reason, (ii) the Company decides to discontinue its plans to use the licensed trademark and the Company has no bona fide intention to resume such use, or (iii) the Company determines, during Mr. Drexler’s employment and without his consent, to pursue a supplemental product line under any mark other than the licensed trademark of J.Crew. If Mr. Drexler terminates the license he must repay the Up-Front Fee.

In January 2007, the Company provided notice to Mr. Drexler that the Company had met conditions (a) and (b) referred to above, and Mr. Drexler assigned to the Company all of his residual rights in the Properties.

17. Stock Split

Effective June 13, 2006, the Company’s Board of Directors approved a 1.935798 for one split of the Company’s common stock in the form of a stock dividend. Accordingly, all references to share and per share information in the consolidated financial statements and the accompanying notes to the consolidated financial statements have been adjusted to reflect the stock split for all periods presented. The par value per share of the common stock has not changed as a result of the stock split.

18. Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for our Company as of February 4, 2007. We do not expect any significant changes to the recognition and measurement of our tax positions as a result of the adoption of this new accounting interpretation.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 06-03 (“EITF No. 06-03”), “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)”. The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF No. 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company has no intention of modifying its current accounting policy of recording sales tax collected on a net basis. Therefore, the adoption of EITF No. 06-03 will not have any effect on the Company’s financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. On February 3, 2007, we adopted SAB No. 108. The adoption of SAB No. 108 did not impact our financial statements.

J. CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for our Company beginning February 3, 2008. We have not yet determined the impact, if any, from the adoption of this new accounting standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our Company beginning February 3, 2008. We have not yet determined the impact, if any, from the adoption of this new accounting standard.

19. Quarterly Financial Information (Unaudited)

Summarized quarterly financial results for fiscal 2006 and fiscal 2005 follow (in thousands, except per share amounts):

	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter(2)(3)
Fiscal 2006
Total revenues	$240,687	$269,169	$275,575	$366,670
Gross profit	109,394	113,218	127,872	149,868
Net income	7,798	20	26,010	43,954
Preferred dividends	(3,364)	(2,777)	—	—
Net income (loss) applicable to common shareholders	$4,434	$(2,757)	$26,010	$43,954
Income (loss) per share:
Basic	$0.17	$(0.08)	$0.45	$0.75
Diluted	$0.12	$(0.08)	$0.40	$0.71
Weighted average common shares outstanding:
Basic	25,434	36,433	58,036	58,328
Diluted	37,880	36,433	64,657	62,144

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005
Net sales	$210,535	$229,366	$223,362	$289,926
Gross profit	96,446	97,020	97,849	106,681
Net income (loss)	4,897	1,732	3,028	(5,863)
Preferred dividends	(3,364)	(3,364)	(3,364)	(3,364)
Net income (loss) applicable to common shareholders	$1,533	$(1,632)	$(336)	$(9,227)
Income (loss) per share:
Basic	$0.06	$(0.07)	$(0.01)	$(0.37)
Diluted	$0.05	$(0.07)	$(0.01)	$(0.37)
Weighted average common shares outstanding:
Basic	24,143	24,168	24,726	24,856
Diluted	32,736	24,168	24,726	24,856

(1)	Includes a loss of $10,039 on the refinancing of debt
(2)	Includes 53rd week revenues of $12,600
(3)	Includes a non-recurring tax benefit of $10,900

The sum of the quarterly income (loss) per share may not equal the full year amount as the computations of the weighted average common shares outstanding for basic and diluted shares outstanding for each quarter and the full year are performed independently.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Cost and Expenses(a)	Charged to other Accounts	Deductions(a)	Ending Balance
	(in thousands)
Inventory reserve (deducted from merchandise inventories)
Year ended:
January 29, 2005	$5,040	$—	$—	$557	$4,483
January 28, 2006	4,483	3,537	—	—	8,020
February 3, 2007	8,020	—	—	322	7,698

Allowance for sales returns (included in other current liabilities)
Year ended:
January 29, 2005	$3,004	$1,827	$—	$—	$4,831
January 28, 2006	4,831	1,385	—	—	6,216
February 3, 2007	6,216	5	—	—	6,221

(a)	The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period, inventory write-downs and sales returns are charged to the statement of operations as incurred.

EXHIBIT INDEX

Exhibit No.	Document
3.1	Certificate of Incorporation of J.Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	By-laws of J.Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Form of Specimen Common Stock Certificate of J.Crew Group, Inc. Incorporated by reference to Exhibit 4.1 to the S-1/A Registration Statement filed on June 22, 2006.

4.4(b)	Stockholders’ Agreement, dated as of October 17, 1997, among J.Crew Group, Inc., TPG Partners II, L.P. and Emily Woods. Incorporated by reference to Exhibit 4.4(b) to the S-1 Registration Statement filed on August 17, 2005.

4.4(c)	Amendment to Stockholders’ Agreement, dated as of June 11, 1998, between TPG Partners II, L.P. and Emily Woods. Incorporated by reference to Exhibit 4.4(c) to the S-1 Registration Statement filed on August 17, 2005.

4.4(d)	Amendment to Stockholders’ Agreement, dated as of February 3, 2003, among J.Crew Group, Inc., TPG Partners II, L.P. and Emily Woods. Incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 7, 2003.

4.5(a)	Stockholders’ Agreement, dated as of January 24, 2003, among J.Crew Group, Inc., TPG Partners II, L.P. and Millard Drexler. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 3, 2003.

4.5(b)	Form of Amendment No. 1 to Stockholders Agreement, by and among J.Crew Group, Inc., Millard S. Drexler and each of TPG Partners II, L.P., TPG Parallel II, L.P., TPG Investors II, L.P. and TPG 1999 Equity II, L.P. Incorporated by reference to Exhibit 4.5(b) to the S-1/A Registration Statement filed on June 22, 2006.

4.6	Stockholders’ Agreement, dated as of February 20, 2003, among J.Crew Group, Inc., TPG Partners II, L.P. and Jeffrey Pfeifle. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 26, 2003.

Material Contracts

10.1	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”). Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on December 28, 2004.

10.1(a)	Amendment No. 1, dated as of October 10, 2005, to the Credit Facility. Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on October 17, 2005.

10.1(b)	Joinder Agreement between the Company and Wachovia Bank, National Association, as Agent under the Credit Facility, dated October 12, 2005. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 18, 2005.

Exhibit No.	Document
10.1(c)	Amendment No. 2, dated as of May 15, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, a national banking association, in its capacity as administrative agent and collateral agent for lenders (the “Agent”), and Amendment No. 1 to Guarantee, dated as of May 15, 2006, by the borrowers and guarantors in favor of the Agent. Incorporated by reference to Exhibit 10.1(c) to the S-1/A Registration Statement filed on May 16, 2006.

10.1(d)	Amendment No. 3, dated as of May 15, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1(d) to the S-1/A Registration Statement filed on May 16, 2006.

10.1(e)	Amendment No. 4, dated as of June 26, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2006.

10.1(f)	Amendment No. 5, dated as of July 10, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc., and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 13, 2006.

10.1(g)	Amendment No. 6, dated as of November 7, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc., and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 9, 2006.

10.2	Amended and Restated Credit Agreement, dated as of May 15, 2006, by an among TPG-MD Investment, LLC, J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc. and J.Crew International, Inc. Incorporated by reference to Exhibit 10.2 to the S-1/A Registration Statement filed on May 16, 2006.

10.3	Purchase Agreement, dated as of August 16, 2005, between the Company and TPG Partners II L.P., TPG Parallel II L.P., TPG Investors II L.P. and TPG 1999 Equity II, L.P. Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement filed on August 17, 2005.

10.4	Letter Agreement, dated as of August 16, 2005, between the Company and TPG-MD Investment, LLC. Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement filed on August 17, 2005.

10.5	Amended and Restated J.Crew Group, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended August 3, 2002.

10.6(a)	J.Crew Group, Inc. 2003 Equity Incentive Plan (the “2003 Plan”). Incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended February 1, 2003.

10.6(b)	Amendment No. 1 to the 2003 Plan. Incorporated by reference to Exhibit 10.4(b) to the Form 10-K for the fiscal year ended January 31, 2004.

10.7(a)	Services Agreement, dated January 24, 2003, between the Company, Millard S. Drexler, Inc. and Millard S. Drexler. Incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended February 1, 2003.

10.7(b)	Option Surrender Agreement, dated September 25, 2003, between the Company and Millard S. Drexler. Incorporated by reference to Exhibit 10.9(b) to the Form 10-K for the fiscal year ended January 31, 2004.

Exhibit No.	Document
10.8(a)	Employment Agreement, dated January 24, 2003, between the Company and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended February 1, 2003.

10.8(b)	Option Surrender Agreement, dated September 25, 2003, between the Company and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.10(b) to the Form 10-K for the fiscal year ended January 31, 2004.

10.9	Form of Executive Severance Agreement between the Company and certain executives thereof. Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended February 2, 2002.

10.10	Employment Agreement, dated January 23, 2004, between the Company and Tracy Gardner. Incorporated by reference to Exhibit 10.14 to the Form 10-K for the fiscal year ended January 31, 2004.

10.11	Employment Agreement, dated April 10, 2004, between the Company and Amanda Bokman. Incorporated by reference to Exhibit 10.16 to the Form 10-K for the fiscal year ended January 31, 2004.

10.12	Separation Agreement, dated June 17, 2005, between the Company and Amanda Bokman. Incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement filed on August 17, 2005.

10.13	Employment Agreement, dated August 16, 2005, between the Company and James Scully. Incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement filed on August 17, 2005.

10.14	Amended and Restated Employment Agreement by and among the Company, Operating and Millard S. Drexler dated as of October 20, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2005.

10.15	Trademark License Agreement by and among the Company, Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.16	Registration Rights Agreement dated July 3, 2006 among TPG Partners II, L.P., TPG Parallel II, L.P., TPG Investors II, L.P., TPG 1999 Equity II, L.P. and J.Crew Group Inc. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 3, 2006.

10.17	Credit and Guaranty Agreement, dated as of May 15, 2006, by and among J.Crew Operating Corp., J.Crew Group, Inc. and certain subsidiaries of J.Crew Operating Corp. named as guarantors therein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, Bear Stearns Corporate Lending Inc., as syndication agent, and Wachovia Bank, National Association, as documentation agent (the “Credit and Guaranty Agreement”). Incorporated by reference to Exhibit 10.17 to the S-1/A Registration Statement filed on May 16, 2006.

10.18	Pledge and Security Agreement Term Loan Collateral, dated as of May 15, 2006, by and among J.Crew Operating Corp., J.Crew Group, Inc. and certain subsidiaries of J.Crew Operating Corp. named as grantors therein and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.18 to the S-1/A Registration Statement filed on May 16, 2006.

10.19	Trademark Security Agreement, dated as of May 15, 2006, by and among J.Crew Inc. and J.Crew International, as grantors, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.19 to the S-1/A Registration Statement filed on May 16, 2006.

Exhibit No.	Document
10.20	Copyright Security Agreement, dated as of May 15, 2006, by and between J.Crew International, as grantor, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.20 to the S-1/A Registration Statement filed on May 16, 2006.

10.21	Intercreditor Agreement, dated as of May 15, 2006, by and among J.Crew Operating Corp., J.Crew Group, Inc. and certain subsidiaries of J.Crew Operating Corp. named as guarantors in the Credit and Guaranty Agreement, Goldman Sachs Credit Partners L.P., in its capacity as administrative agent and collateral agent under the Credit and Guaranty Agreement, and Wachovia Bank, National Association, in its capacity as administrative agent and collateral agent under the Credit Facility. Incorporated by reference to Exhibit 10.21 to the S-1/A Registration Statement filed on May 16, 2006.

10.22	J.Crew Group, Inc. 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the S-8 Registration Statement filed on June 28, 2006.

10.23	Amendment No. 1, dated December 5, 2006, to the J.Crew Group, Inc. 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.27 to the Form 10-Q for the period ended October 28, 2006.

10.24	Stock option grant agreement, dated as of November 15, 2006, between J.Crew Group, Inc. and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 17, 2006.

10.25	Stock option grant agreement, dated as of November 15, 2006, between J.Crew Group, Inc. and Tracy Gardner. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 17, 2006.

10.26	Stock option grant agreement, dated as of November 15, 2006, between J.Crew Group, Inc. and James Scully. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 17, 2006.

10.27	J.Crew Group, Inc. 2007 Associate Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to the S-8 Registration Statement filed on December 13, 2006.

Other Exhibits

21.1	Subsidiaries of J.Crew Group, Inc. Incorporated by reference to Exhibit 21.1 to the S-1/A Registration Statement filed on October 11, 2005.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.†

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.