Form 10-Q
period 2007-05-05
J CREW GROUP INC
filed 2007-06-14
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-42427	J. CREW GROUP, INC. (Incorporated in Delaware)	22-2894486

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

Outstanding at May 31, 2007:

60,919,086 shares of common stock, par value $.01 per share

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except for share data)

	May 5, 2007	February 3, 2007
Assets
Cash and cash equivalents	$81,321	$88,900
Merchandise inventories	144,759	140,670
Prepaid expenses and other current assets	45,842	47,528

Total current assets	271,922	277,098

Property and equipment – at cost	263,311	252,491
Less accumulated depreciation and amortization	(138,103)	(130,677)

	125,208	121,814
Deferred income taxes	17,264	15,600
Other assets	14,528	13,554

Total assets	$428,922	$428,066

Liabilities and Stockholders’ Equity

Accounts payable	$66,358	$77,836
Other current liabilities	71,558	82,162

Total current liabilities	137,916	159,998
Deferred credits	64,489	62,448
Long-term debt	175,000	200,000
Other liabilities	6,435	—

Total liabilities	383,840	422,446

Stockholders’ equity:
Common stock ($.01 par value; 200,000,000 shares authorized; 61,869,129 and 61,114,458 shares issued; 60,634,402 and 59,879,731 shares outstanding)	619	611
Additional paid-in capital	530,784	515,348
Accumulated deficit	(483,635)	(507,653)
Treasury stock, at cost (1,234,727 shares)	(2,686)	(2,686)

Total stockholders’ equity	45,082	5,620

Total liabilities and stockholders’ equity	$428,922	$428,066

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share data)

	Thirteen weeks ended
	May 5, 2007	April 29, 2006
Revenues:
Net sales	$287,579	$233,335
Other	9,733	7,352

Total revenues	297,312	240,687
Cost of goods sold, including buying and occupancy costs	158,774	131,293

Gross profit	138,538	109,394
Selling, general and administrative expenses	94,165	81,100

Income from operations	44,373	28,294
Interest expense – net	3,442	19,196

Income before income taxes	40,931	9,098
Provision for income taxes	16,282	1,300

Net income	24,649	7,798
Preferred stock dividends	—	(3,364)

Net income available to common stockholders	$24,649	$4,434

Income per share:
Basic	$0.41	$0.17

Diluted	$0.39	$0.12

Weighted average shares outstanding:
Basic	59,731	25,434

Diluted	63,248	37,880

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirteen weeks ended
	May 5, 2007	April 29, 2006
Cash flows from operating activities:
Net income	$24,649	$7,798
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,425	7,158
Amortization of deferred financing costs	414	267
Non-cash interest expense (including redeemable preferred stock dividends of $11,310 in 2006)	—	11,600
Share-based compensation	1,261	688
Excess tax benefit from share-based compensation	(10,148)	—

Changes in operating assets and liabilities:
Merchandise inventories	(4,089)	(13,874)
Prepaid expenses and other current assets	1,686	2,807
Other assets	(217)	149
Accounts payable and other liabilities	(5,752)	(5,535)

Net cash provided by operating activities	15,229	11,058

Cash flow used in investing activities:
Capital expenditures	(10,819)	(5,704)

Cash flows from financing activities:
Repayment of long-term debt	(25,000)	—
Proceeds from exercise of stock options	4,034	994
Excess tax benefit from share-based compensation	10,148	—
Costs incurred in connection with amended and restated credit agreement	(1,171)	—

Net cash provided by (used in) financing activities	(11,989)	994

Increase (decrease) in cash and cash equivalents	(7,579)	6,348

Cash and cash equivalents—beginning of period	88,900	61,275

Cash and cash equivalents—end of period	$81,321	$67,623

Non-cash financing activities:
Dividends on preferred stock (reflected directly in stockholders’ equity)	$—	$3,364

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen weeks ended May 5, 2007 and April 29, 2006

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of J. Crew Group, Inc. and its wholly-owned subsidiaries (“Group” or the “Company”). All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheet as of May 5, 2007 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 5, 2007 and April 29, 2006 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the consolidated financial statements filed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

The results of operations for the thirteen week period ended May 5, 2007 are not necessarily indicative of the operating results for the full fiscal year.

2. Share–Based Compensation

Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123R, using the modified prospective transition method. Under this method, share-based compensation cost recognized in the thirteen week periods ended May 5, 2007 and April 29, 2006 includes compensation cost for all share-based awards: (i) not vested as of January 29, 2006, and (ii) granted subsequent to January 29, 2006, based on the estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award. There have been no significant changes subsequent to the end of fiscal 2006 in the methods or assumptions used to measure share-based awards.

A summary of the impact of share-based awards on our financial condition and results of the operations is as follows:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Share-based compensation(1)	$1,261	$688
Cash received from stock option exercises(2)	$4,034	$994
Excess tax benefit from stock option exercises(2)	$10,148	$—

(1)	included in selling, general and administrative expenses.
(2)	included in stockholders’ equity.

On December 5, 2006, the Company’s Board of Directors adopted the J.Crew 2007 Associate Stock Purchase Plan (the “ASPP”). Stockholders approved the ASPP at the meeting of stockholders held on June 12, 2007. As adopted, 500,000 shares of common stock are reserved for issuance under the ASPP. Under the ASPP, full time employees are permitted to purchase a limited number of common shares of the Company at 85% of market value as outlined in the ASPP plan document. The plan is considered compensatory under the provisions SFAS No. 123R, and the fair value of the employee’s purchase rights is amortized over the purchase offering period. Share-based compensation for the thirteen weeks ended May 5, 2007 includes a charge of $0.1 million for the ASPP.

J. CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen weeks ended May 5, 2007 and April 29, 2006

(Dollars in thousands, unless otherwise indicated)

3. Income Taxes

On February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. This interpretation requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company recognized a $0.6 million net increase in unrecognized tax benefits with a corresponding decrease in retained earnings. The total effect of the adoption was a $1.7 million increase in our non-current deferred tax assets, a $4.1 million decrease in current income taxes payable to reclassify unrecognized tax benefits to non-current liabilities, a $6.4 million increase in non-current liabilities representing the liability for unrecognized tax benefits including interest, and the previously mentioned $0.6 million decrease to retained earnings.

The Company has approximately $6.4 million in unrecognized tax benefits including interest and penalties. The amount, if recognized, that would affect the effective tax rate is $3.7 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

It is the Company’s policy to recognize interest expense and income related to income taxes as a component of interest expense, and penalties as a component of selling, general and administrative expenses. The amount of interest and penalties accrued at the date of adoption is approximately $0.7 million.

Group files a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. Each subsidiary files separate state tax returns in required jurisdictions. Tax years ending February 2, 2002 through February 1, 2003 and January 31, 2004 through January 29, 2005 are currently under audit by the IRS. The results of these audits are not expected to have a significant effect on the results of operations or financial position. Various state and local jurisdiction tax authorities are in the process of examining income tax returns of Group’s subsidiaries for various tax years ranging from 1998 to 2005.

Effective February 4, 2007, the Company adopted FASB Staff Position (“FSP”) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FSP FIN 48-1”), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

4. Debt and Credit Agreement

Debt

Long-term debt consists of the following:

	May 5, 2007	February 3, 2007
Term Loan	$175,000	$200,000
Less current portion	—	—

Total long-term debt	$175,000	$200,000

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

J. CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen weeks ended May 5, 2007 and April 29, 2006

(Dollars in thousands, unless otherwise indicated)

The total amount of the term loan (the “Term Loan”) borrowed by Operating under the Credit and Guaranty Agreement on the Closing Date was $285.0 million. Borrowings bear interest, at the Company’s option, at the base rate plus a margin of 0.75% or at LIBOR plus a margin of 1.75% per annum, payable quarterly. All borrowings will mature on May 15, 2013.

The Company is required to make the following annual principal payments: (i) 1% of the original principal balance of the Term Loan due quarterly and (ii) an amount equal to 50% of excess cash flow, as defined in the agreement, due within 90 days of the fiscal year-end. In fiscal 2006, the Company made aggregate voluntary prepayments of $85.0 million. On April 30, 2007, the Company made an additional voluntary prepayment of $25.0 million. Aggregate voluntary prepayments are in excess of the required principal payments.

Credit Agreement

On May 4, 2007, Group and certain of its subsidiaries, as guarantors, and Operating and certain of its subsidiaries, as borrowers, entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”) with Citicorp USA, Inc. (“Citicorp”), as administrative agent, Citicorp, as collateral agent, and Bank of America, N.A. and Wachovia Bank, National Association, as syndication agents.

The Credit Facility provides for revolving loans and letters of credit of up to $200 million (which amount may be increased to up to $250 million subject to certain conditions) at floating interest rates based on Citibank N.A.’s prime rate plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.0% to 1.25%. The total amount of availability is limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) 90% of the net recovery percentage of inventories (as determined by periodic inventory appraisals) for the period August 1 through December 31, or 92.5% of the net recovery percentage of inventories for the period January 1 through July 31, and (d) 65% of the fair market value of eligible real estate. The Credit Facility expires on May 4, 2013. Excess availability at May 5, 2007 was $128.3 million.

Borrowings under the Credit Facility are guaranteed by the Company and certain of its subsidiaries, and are secured by a perfected first priority security interest in substantially all of the Company’s assets and those of certain of its subsidiaries. The Credit Facility includes restrictions on the Company’s ability and the ability of certain of its subsidiaries to incur additional indebtedness and liens, pay dividends or make other distributions, make investments, dispose of assets and merge. If excess availability under the Credit Facility is less than $20 million at any time, then the Company’s fixed charge coverage ratio for the most recently ended period of four consecutive fiscal quarters may not be less than 1.10 to 1.00 for that period.

If an event of default occurs under the Credit Facility, the lenders may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the Credit Facility to be sold.

5. Initial Public Offering and Related Transactions

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

On July 13, 2006, $73,500 of Series A Preferred Stock held by TPG Partners II, L.P. TPG Parallel II, L.P. and TPG Investors, II, L.P. (the “TPG stockholders”) was redeemed for 3,673,729 shares of the Company’s common stock.

On January 25, 2007, the Company completed a secondary offering of 9,392,100 shares of common stock offered by the TPG stockholders as selling stockholders. The Company did not receive any proceeds from the secondary offering.

J. CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen weeks ended May 5, 2007 and April 29, 2006

(Dollars in thousands, unless otherwise indicated)

6. Income Per Share

The calculation of basic and diluted income per share is presented as follows:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Net income	$24,649	$7,798
Preferred stock dividends	—	(3,364)

Net income available to common stockholders	$24,649	$4,434

Income per share:
Basic	$0.41	$0.17

Diluted	$0.39	$0.12

Weighted average common shares outstanding:
Basic	59,731	25,434

Diluted	63,248	37,880

The number of shares of potentially dilutive securities excluded from the calculation of diluted earnings per share are as follows:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Stock options	56	—

7. Stock Split

Effective June 13, 2006, the Company’s Board of Directors approved a 1.935798 for one split of the Company’s common stock in the form of a stock dividend. Accordingly, all references to share and per share information in all periods presented have been adjusted to reflect the stock split. The par value per share of the common stock was not changed as a result of the stock split.

8. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning February 3, 2008. The Company has not yet determined the impact, if any, from the adoption of this new accounting standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning February 3, 2008. The Company has not yet determined the impact, if any, from the adoption of this new accounting standard.

Forward-Looking Statements

This report contains “forward-looking statements,” which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed with the Securities and Exchange Commission. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed with the Securities and Exchange Commission. When used herein, the terms “Group”, “Company”, “we”, “us” and “our” refer to J. Crew Group, Inc., including consolidated subsidiaries.

Executive Overview

J.Crew is a nationally recognized apparel and accessories brand that we believe embraces a high standard of style, craftsmanship, quality and customer service, while projecting an aspirational American lifestyle.

On the basis of data collected on our Internet channel customers, we believe our customer base consists primarily of affluent, college-educated and professional and fashion-conscious women and men. During the first quarter of fiscal 2007, we opened two J.Crew retail stores, two J.Crew factory stores, one crewcuts® store, and one Madewell® store. As of May 5, 2007, we operated 180 retail stores, including three crewcuts and three Madewell stores, and 53 factory stores.

The following is a brief summary of fiscal 2007 first quarter highlights:

•	Revenues totaled $297.3 million, reflecting a 24% increase over prior year revenue of $240.7 million.

•	Comparable store sales increased 13%. When realigning last year’s retail calendar to be consistent with this year’s 13 week fiscal period, comparable store sales increased 8%.

•	Direct net sales increased 31% to $86.6 million.

•	Income from operations increased 57% to $44.4 million.

•	A voluntary prepayment of $25.0 million was made under the Term Loan.

We have two primary sales channels: Stores, which consists of our retail and factory stores, and Direct, which consists of our catalog and Internet website at www.jcrew.com. The following is a summary of our revenues for the first quarter of fiscal 2007 (amounts in millions):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Stores	$201.0	$167.1
Direct	86.6	66.2

Net sales	287.6	233.3
Other	9.7	7.4

Total revenues	$297.3	$240.7

Results of Operations – First Quarter of Fiscal 2007 Compared to First Quarter of Fiscal 2006

	Thirteen Weeks Ended May 5, 2007		Thirteen Weeks Ended April 29, 2006		Variance
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollar Change	Percent Change
Revenues	$297.3	100.0%	$240.7	100.0%	$56.6	23.5%
Gross profit	138.5	46.6%	109.4	45.5%	29.1	26.6%
Selling, general and administrative expenses	94.2	31.7%	81.1	33.7%	13.1	16.1%
Income from operations	44.4	14.9%	28.3	11.8%	16.1	56.8%
Interest expense, net	3.4	1.2%	19.2	8.0%	(15.8)	(82.1)%
Income taxes	16.3	5.5%	1.3	0.5%	15.0	N/M
Net income	$24.6	8.3%	$7.8	3.2%	$16.8	N/M

Revenues

Revenues for the first quarter of fiscal 2007 (the thirteen weeks ended May 5, 2007) increased by $56.6 million, or 23.5%, to $297.3 million from $240.7 million in the first quarter of fiscal 2006 (the thirteen weeks ended April 29, 2006). We believe the increase in revenues for the first quarter of fiscal 2007 resulted from the continuing appeal of our expanded product line in both Stores and Direct and our continuing commitment to focusing on customer service.

Stores sales increased by $33.9 million, or 20.3%, to $201.0 million in the first quarter of fiscal 2007 from $167.1 million in the first quarter of fiscal 2006. Comparable store sales increased $21.2 million, or 12.8%, to $186.6 million in the first quarter of fiscal 2007 from $165.4 million in the comparable period last year. Realigning last year’s calendar weeks to be consistent with the current year retail calendar weeks would increase comparable store sales in the comparable period last year to $172.9 million, resulting in a comparable store sales increase of 7.9% in the first quarter of fiscal 2007. Non-comparable store sales were $14.4 million in the first quarter of fiscal 2007.

Direct sales increased by $20.4 million, or 30.7%, to $86.6 million in the first quarter of fiscal 2007 from $66.2 million in the first quarter of fiscal 2006. The number of catalog pages circulated in the first quarter of fiscal 2007 increased by 7% from the first quarter of fiscal 2006. We continue to see a shift of Direct customers from catalog to the Internet, and we continue to evaluate the efficiency of our circulation strategies. The following table summarizes net sales of the Direct channel (amounts in millions):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Catalog	$20.9	$22.4
Internet	65.7	43.8

Total Direct net sales	$86.6	$66.2

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Apparel
Women’s	67%	68%
Men’s	17%	18%
Children’s	2%	—
Accessories	14%	14%

	100%	100%

The increase in Stores and Direct sales in the first quarter of fiscal 2007 occurred primarily in women’s apparel. Sales of men’s apparel and accessories also increased during the period. The increase in women’s apparel sales was driven primarily by sales of knits, sweaters and shirts. Our crewcuts children’s concept was introduced in the first quarter of fiscal 2006 with the opening of 12 shops within our retail stores and two stand-alone stores. An additional 12 shops within our retail stores and one stand-alone store were opened during the first quarter of 2007.

Other revenues, which consist primarily of shipping and handling fees and royalties, increased to $9.7 million in the first quarter of fiscal 2007 from $7.4 million in the first quarter of fiscal 2006. The increase resulted from an increase in shipping and handling fees attributable to the increase in Direct sales.

Gross Profit

Gross profit increased by $29.1 million to $138.5 million in the first quarter of fiscal 2007 from $109.4 million in the first quarter of fiscal 2006. This increase resulted from the following factors (amounts in millions):

(a) increase in revenues	$32.4
(b) increase in merchandise margin	2.5
(c) increase in buying and occupancy costs	(5.8)

$29.1

Gross margin increased to 46.6% in the first quarter of fiscal 2007 from 45.5% in the first quarter of fiscal 2006. The increase in gross margin was due to an increase of 80 basis points in merchandise margin resulting primarily from an increase in initial mark-up, and a 30 basis point decrease in buying and occupancy costs as a percentage of revenues because buying and occupancy costs increased at a lower rate than revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $13.1 million, or 16.1%, to $94.2 million in the first quarter of fiscal 2007 from $81.1 million in the first quarter of fiscal 2006. This increase primarily resulted from:

•	an increase in Direct and Stores variable operating expenses, primarily payroll and payroll related expenses, of $7.1 million,

•	an increase in expenses related to the Madewell and crewcuts concepts of $2.0 million, and

•	an increase in incentive compensation expense of $1.4 million.

As a percentage of revenues, selling, general and administrative expenses decreased to 31.7% in the first quarter of fiscal 2007 from 33.7% in the first quarter of fiscal 2006, resulting primarily from the fact that these expenses increased at a slower rate than revenues during fiscal 2007.

Interest Expense, Net

Interest expense, net decreased by $15.8 million to $3.4 million in the first quarter of 2007 from $19.2 million in the first quarter of 2006. All debt and preferred stock outstanding at the beginning of fiscal 2006 was redeemed during the second quarter of 2006 with the proceeds of the $285.0 million Term Loan entered into in May 2006 and the issuance of 21.6 million shares of common stock at $20.00 per share in our initial public offering in July 2006.

A summary of the components of interest expense, net is as follows:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
	(amounts in millions)
Accreted dividends on mandatorily redeemable preferred stock	$—	$11.3
Interest expense related to:
9 3/4% Senior Subordinated Notes due 2014	—	6.7
Term Loan	3.8	—
13 1/8% Senior Discount Debentures due 2008	—	0.7
5% Convertible Notes Payable	—	0.3
Amortization of deferred financing costs	0.4	0.3
Other	0.3	0.2

Total interest expense	4.5	19.5
Interest income	(1.1)	(0.3)

Interest expense, net	$3.4	$19.2

Income Taxes

The provision for income taxes in the first quarter of 2007 and 2006 is not comparable. The estimated effective annual tax rate in the first quarter of 2006 of 6.5% was not normal due to several factors, including (a) preferred stock dividends included in interest expense for financial statement purposes but not deductible for income tax purposes, and (b) the existence of a valuation allowance to fully reserve net deferred income tax assets, which resulted in significant net operating loss carryovers not recognized for financial statement purposes until they were utilized in our tax returns.

At February 3, 2007, management determined that the valuation allowance was not necessary and reinstated its net deferred tax assets. Accordingly, the income tax provision for the first quarter of fiscal 2007 represents a more normalized estimated effective annual tax rate of 39.8%.

Net Income

Net income increased $16.8 million to $24.6 million in the first quarter of 2007 from $7.8 million in the first quarter of 2006. This increase was due to an increase in gross profit of $29.1 million, primarily attributable to the 23.5% increase in revenues, a decrease in interest expense of $15.8 million, offset by an increase in selling, general and administrative expenses of $13.1 million and an increase in the provision for income taxes of $15.0 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under the Credit Facility (as defined below). Our primary cash needs are capital expenditures in connection with opening new stores and making information technology system enhancements, expansion of our distribution centers, meeting debt services requirements and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities.

Operating Activities

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
	(amounts in millions)
Net income	$24.6	$7.8
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization of property and equipment	7.4	7.2
Amortization of deferred financing costs	0.4	0.3
Non-cash interest expense (including redeemable preferred stock dividends of $11.3 in 2006)	—	11.6
Share-based compensation	1.3	0.7
Excess tax benefit from share-based compensation	(10.1)	—
Changes in merchandise inventories	(4.1)	(13.9)
Changes in accounts payable and other current liabilities	(22.3)	(6.6)
Changes in other operating assets and liabilities	18.0	4.0

Net cash provided by operations	$15.2	$11.1

Cash provided by operating activities in the first quarter of fiscal 2007 was $15.2 million and consisted of (i) net income of $24.6 million, (ii) non-cash adjustments of $9.1 million, (iii) cash provided by changes in operating assets and liabilities of $7.9 million due primarily to an increase in federal and state income taxes reduced by excess tax benefits, offset by (iv) an increase in working capital of $26.4 million, caused primarily by a decrease in accounts payable and other current liabilities of $22.3 million resulting from higher amounts at year-end for certain liabilities, including accrued compensation and customer liabilities, which were paid or redeemed during the first quarter.

Cash provided by operating activities in the first quarter of fiscal 2006 was $11.1 million and consisted of (i) net income of $7.8 million, (ii) non-cash adjustments of $19.8 million, (iii) cash provided by changes in operating assets and liabilities of $4.0 million, offset by (iv) an increase in working capital of $20.5 million, caused primarily by an increase in merchandise inventories due to anticipated sales increases.

Investing Activities

Capital expenditures were $10.8 million for the first three months of fiscal 2007 compared to $5.7 million for the first three months of fiscal 2006. Capital expenditures for the opening of new stores were $6.3 million and $3.6 million in the first three months of 2007 and 2006, respectively. Capital expenditures are planned at $60 to $70 million for fiscal 2007, including approximately $36 million for 35 to 40 new stores, $15 million for information technology enhancements, expansion of our distribution centers, and the remainder for store renovations and general corporate purposes.

Financing Activities

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
	(amounts in millions)
Repayment of debt	$(25.0)	$—
Proceeds from exercise of stock options	4.0	1.0
Excess tax benefits from share-based compensation	10.1	—
Costs incurred in connection with amended and restated credit agreement	(1.1)	—

Net cash provided by (used in) financing activities	$(12.0)	$1.0

Cash used in financing activities for the first three months of 2007 was $12.0 million, due to a voluntary principal payment under the Term Loan and costs incurred in connection with the amended and restated credit agreement, offset by proceeds from the exercise of stock options and excess tax benefits from share-based compensation. Cash provided by financing activities for the first three months of 2006 consisted of proceeds from the exercise of stock options.

Amended and Restated Credit Agreement

On May 4, 2007, J. Crew Group, Inc. and certain of its subsidiaries, as guarantors, and Operating and certain of its subsidiaries, as borrowers, entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”) with Citicorp USA, Inc. (“Citicorp”), as administrative agent, Citicorp, as collateral agent, and Bank of America, N.A. and Wachovia Bank, National Association, as syndication agents.

The Credit Facility provides for revolving loans and letters of credit of up to $200 million (which amount may be increased to up to $250 million subject to certain conditions) at floating interest rates based on Citibank N.A.’s prime rate plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.0% to 1.25%. The total amount of availability is limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) 90% of the net recovery percentage of inventories (as determined by periodic inventory appraisals) for the period August 1 through December 31, or 92.5% of the net recovery percentage of inventories for the period January 1 through July 31, and (d) 65% of the fair market value of eligible real estate. The Credit Facility expires on May 4, 2013.

Borrowings under the Credit Facility are guaranteed by the Company and certain of its subsidiaries, and are secured by a perfected first priority security interest in substantially all of the Company’s assets and those of certain of its subsidiaries. The Credit Facility includes restrictions on the Company’s ability and the ability of certain of its subsidiaries to incur additional indebtedness and liens, pay dividends or make other distributions, make investments, dispose of assets and merge. If excess availability under the Credit Facility is less than $20 million at any time, then the Company’s fixed charge coverage ratio for the most recently ended period of four consecutive fiscal quarters may not be less than 1.10 to 1.00 for that period.

If an event of default occurs under the Credit Facility, the lenders may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the Credit Facility to be sold.

There were no short-term borrowings during the first three months of fiscal 2007 or 2006. There was $128.3 million available under the Credit Facility at May 5, 2007.

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

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of May 5, 2007, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$7.0	$—	$—	$—	$7.0
Documentary	39.9	39.9	—	—	—

	$46.9	$39.9	$—	$—	$7.0

Seasonality

Our business is seasonal. As a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually substantially higher in our fourth fiscal quarter, particularly December, as customers make holiday purchases. Approximately 32% of our revenues in fiscal year 2006 occurred in the fourth quarter. Our working capital requirements also fluctuate throughout the year increasing substantially in September and October in anticipation of holiday season inventory requirements.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Credit Facility and the Term Loan. The interest rates under the Credit Facility are a function of Citigroup’s prime rate or LIBOR, and the interest rates under the Term Loan are a function of a base rate or LIBOR. A one percentage point increase in the interest rate on our variable rate debt would result in a change in income before taxes of approximately $100,000 for each $10.0 million of borrowings under the Credit Facility and approximately $1.75 million for the $175.0 million of borrowings under the Term Loan.

We have a licensing agreement in Japan that provides for royalty payments in yen based on sales of J.Crew merchandise. We have entered into forward foreign exchange contracts from time to time in order to minimize this risk. At May 5, 2007, there were no forward foreign exchange contracts outstanding.

We also enter into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at May 5, 2007 were $46.9 million, including $7.0 million of standby letters of credit.

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

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

J. Crew Group, Inc.’s Annual Meeting of Stockholders was held June 12, 2007. The following matters were voted upon and approved by the Company’s stockholders at the meeting:

1.	Election of Directors.

Directors	For	Withheld
Heather Reisman	57,618,106	120,092
Stuart Sloan	55,714,893	2,023,305

Ms. Casati and Messrs. Coslet, Coulter, Drexler, Grand-Jean and Weston are continuing in their terms of office as directors following the annual meeting.

2.	Approval of the J. Crew 2007 Associate Stock Purchase Plan.

For	Against	Abstain	Broker Non-Vote
53,500,290	185,268	10,836	4,041,803

3.	Ratification of the appointment of KPMG LLP as the Company’s independent auditors for fiscal year 2007.

For	Against	Abstain
57,494,300	231,497	12,400

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document

Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Material Contracts

10.1	Second Amended and Restated Credit Agreement, dated as of May 4, 2007, among J. Crew Group, Inc. and certain subsidiaries of J. Crew Group, Inc., as borrowers and guarantors, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent (the “Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 9, 2007.

10.2	Amended and Restated Guaranty, dated as of May 4, 2007, by J. Crew Group, Inc. and certain subsidiaries of J. Crew Group, Inc., as guarantors, in favor of Citicorp USA, Inc., as administrative agent, each lender and each issuer under the Credit Agreement and certain other parties. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 9, 2007.

10.3	Amended and Restated Pledge and Security Agreement, dated as of May 4, 2007, by J. Crew Group, Inc. and certain subsidiaries of J. Crew Group, Inc., as grantors, in favor of Citicorp USA, Inc., as administrative agent. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 9, 2007.

10.4	J. Crew 2007 Associate Stock Purchase Plan, Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated May 4, 2007, for an Annual Meeting of Stockholders held on June 12, 2007.**

Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates management contracts, compensatory plans or arrangements of the Company required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J. CREW GROUP, INC. (Registrant)

Date: June 13, 2007	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and Chief Executive Officer

Date: June 13, 2007	By:	/s/ James S. Scully
James S. Scully
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document

Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Material Contracts

10.1	Second Amended and Restated Credit Agreement, dated as of May 4, 2007, among J. Crew Group, Inc. and certain subsidiaries of J. Crew Group, Inc., as borrowers and guarantors, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent (the “Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 9, 2007.

10.2	Amended and Restated Guaranty, dated as of May 4, 2007, by J. Crew Group, Inc. and certain subsidiaries of J. Crew Group, Inc., as guarantors, in favor of Citicorp USA, Inc., as administrative agent, each lender and each issuer under the Credit Agreement and certain other parties. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 9, 2007.

10.3	Amended and Restated Pledge and Security Agreement, dated as of May 4, 2007, by J. Crew Group, Inc. and certain subsidiaries of J. Crew Group, Inc., as grantors, in favor of Citicorp USA, Inc., as administrative agent. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 9, 2007.

10.4	J. Crew 2007 Associate Stock Purchase Plan, Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated May 4, 2007, for an Annual Meeting of Stockholders held on June 12, 2007.**

Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates management contracts, compensatory plans or arrangements of the Company required to be filed as an exhibit.