Form 10-Q
period 2007-08-04
J CREW GROUP INC
filed 2007-09-13
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

Outstanding at August 31, 2007:

61,413,133 shares of common stock, par value $.01 per share

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except for share data)

	August 4, 2007	February 3, 2007
Assets
Cash and cash equivalents	$119,672	$88,900
Merchandise inventories	158,560	140,670
Prepaid expenses and other current assets	52,633	47,528

Total current assets	330,865	277,098

Property and equipment – at cost	284,182	252,491
Less accumulated depreciation and amortization	(146,151)	(130,677)

	138,031	121,814
Deferred income taxes	17,323	15,600
Other assets	13,925	13,554

Total assets	$500,144	$428,066

Liabilities and Stockholders’ Equity
Accounts payable	$92,350	$77,836
Other current liabilities	79,335	82,162

Total current liabilities	171,685	159,998
Deferred credits	67,159	62,448
Long-term debt	175,000	200,000
Other liabilities	6,603	—

Total liabilities	420,447	422,446

Stockholders’ equity:
Common stock ($.01 par value; 200,000,000 shares authorized; 62,629,581 and 61,114,458 shares issued; 61,394,854 and 59,879,731 shares outstanding)	626	611
Additional paid-in capital	544,757	515,348
Accumulated deficit	(463,000)	(507,653)
Treasury stock, at cost (1,234,727 shares)	(2,686)	(2,686)

Total stockholders’ equity	79,697	5,620

Total liabilities and stockholders’ equity	$500,144	$428,066

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share data)

	Thirteen weeks ended
	August 4, 2007	July 29, 2006
Revenues:
Net sales	$294,124	$260,233
Other	10,607	8,936

Total revenues	304,731	269,169
Cost of goods sold, including buying and occupancy costs	171,554	155,951

Gross profit	133,177	113,218
Selling, general and administrative expenses	96,054	86,399

Income from operations	37,123	26,819
Interest expense – net	2,858	15,660
Loss on refinancing of debt	—	10,039

Income before income taxes	34,265	1,120
Provision for income taxes	13,630	1,100

Net income	20,635	20
Preferred stock dividends	—	(2,777)

Net income (loss) applicable to common stockholders	$20,635	$(2,757)

Income (loss) per share:
Basic	$0.34	$(0.08)

Diluted	$0.32	$(0.08)

Weighted average shares outstanding:
Basic	60,316	36,433

Diluted	63,806	36,433

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share data)

	Twenty-six weeks ended
	August 4, 2007	July 29, 2006
Revenues:
Net sales	$581,703	$493,568
Other	20,340	16,288

Total revenues	602,043	509,856
Cost of goods sold, including buying and occupancy costs	330,303	287,244

Gross profit	271,740	222,612
Selling, general and administrative expenses	190,244	167,498

Income from operations	81,496	55,114
Interest expense – net	6,300	34,856
Loss on refinancing of debt	—	10,039

Income before income taxes	75,196	10,219
Provision for income taxes	29,912	2,400

Net income	45,284	7,819
Preferred stock dividends	—	(6,141)

Net income applicable to common stockholders	$45,284	$1,678

Income per share:
Basic	$0.75	$0.05

Diluted	$0.71	$0.05

Weighted average shares outstanding:
Basic	60,024	30,934

Diluted	63,698	34,670

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Twenty-six weeks ended
	August 4, 2007	July 29, 2006
Cash flows from operating activities:
Net income	$45,284	$7,819
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,455	14,888
Amortization of deferred financing costs	828	617
Non-cash interest expense (including redeemable preferred stock dividends of $20,800)	—	21,293
Loss on refinancing of debt	—	10,039
Share-based compensation	3,199	1,406
Excess tax benefit from share-based compensation	(18,432)	—
Changes in operating assets and liabilities:
Merchandise inventories	(17,890)	(18,445)
Prepaid expenses and other current assets	(5,105)	3,269
Other assets	25	765
Accounts payable and other liabilities	39,139	(5,280)

Net cash provided by operating activities	62,503	36,371

Cash flow used in investing activities:
Capital expenditures	(31,672)	(15,405)

Cash flows from financing activities:
Proceeds from share-based compensation plans	7,793	2,128
Excess tax benefit from share-based compensation	18,432	—
Costs incurred in connection with amended and restated credit agreement	(1,284)	—
Repayments and redemption of long-term debt	(25,000)	(336,526)
Redemption of preferred stock	—	(358,271)
Proceeds from issuance of long-term debt, net of debt issuance costs	—	276,516
Proceeds from issuance of common stock, net of underwriting discount and offering costs	—	402,750

Net cash used in financing activities	(59)	(13,403)

Increase in cash and cash equivalents	30,772	7,563
Cash and cash equivalents—beginning of period	88,900	61,275

Cash and cash equivalents—end of period	$119,672	$68,838

Supplemental cash flow information:
Income taxes paid	$5,081	$1,509

Interest paid	$6,597	$15,786

Non-cash financing activities:
Dividends on preferred stock (reflected directly in stockholders’ equity)	$—	$6,141
Conversion of 5% notes payable into shares of common stock	—	23,685
Conversion of liquidation value of Series A preferred stock into shares of common stock	—	73,475

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of J. Crew Group, Inc. and its wholly owned subsidiaries (“Group” or the “Company”). All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheet as of August 4, 2007 and the condensed consolidated statements of operations and cash flows for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

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

The results of operations for the thirteen and twenty-six weeks ended August 4, 2007 are not necessarily indicative of the operating results for the full fiscal year.

2. Share–Based Compensation

Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123R, using the modified prospective transition method. Under this method, share-based compensation recognized in the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 includes compensation cost for all share-based awards: (i) not vested as of January 29, 2006, and (ii) granted subsequent to January 29, 2006, based on the estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award. There have been no significant changes subsequent to the end of fiscal 2006 in the methods or assumptions used to measure share-based awards.

A summary of the impact of share-based awards on our financial condition and results of operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Share-based compensation(1)	$1,938	$718	$3,199	$1,406

Proceeds from stock option exercises	$2,842	$1,134	$6,876	$2,128
Proceeds from issuance of common stock under ASPP	917	—	917	—

Proceeds from share-based compensation plans	$3,759	$1,134	$7,793	$2,128

Excess tax benefit from stock option exercises(2)	$8,284	$—	$18,432	$—

(1)	included in selling, general and administrative expenses.
(2)	included in stockholders’ equity.

On December 5, 2006, the Company’s Board of Directors adopted the J.Crew 2007 Associate Stock Purchase Plan (the “ASPP”). The ASPP was approved at the Annual Meeting of Stockholders held on June 12, 2007. As adopted, 500,000 shares of common stock are reserved for issuance under the ASPP. Under the ASPP, certain full time employees are permitted to purchase a limited number of common shares of the Company at 85% of market value. The plan is considered compensatory under the provisions SFAS No. 123R, and the fair value of the employee’s purchase rights is amortized over the purchase offering period. Share-based compensation for the thirteen and twenty-six weeks ended August 4, 2007 includes a charge of $0.2 million and $0.3 million, respectively, for the ASPP.

J. CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006

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

The Company has $6.6 million in unrecognized tax benefits, reflected in other liabilities, including interest and penalties. The amount, if recognized, that would affect the effective tax rate is $3.9 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

It is the Company’s policy to recognize interest income and expense related to income taxes as a component of interest expense, and penalties as a component of selling, general and administrative expenses. The amount of interest and penalties accrued at August 4, 2007 is $0.9 million.

Group files a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. Each subsidiary files separate state tax returns in required jurisdictions. Tax years ending February 2, 2002 – February 1, 2003 and January 31, 2004 – January 29, 2005 are currently under audit by the IRS. The results of these audits are not expected to have a significant effect on the results of operations or financial position. Various state and local jurisdiction tax authorities are in the process of examining income tax returns of Group’s subsidiaries for various tax years ranging from 1998 to 2005.

4. Debt and Credit Agreement

Debt

Long-term debt consists of the following:

	August 4, 2007	February 3, 2007
Term Loan	$175,000	$200,000
Less current portion	—	—

Total long-term debt	$175,000	$200,000

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

Thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006

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

The Credit Facility provides for revolving loans and letters of credit of up to $200 million (which amount may be increased up to $250 million subject to certain conditions) at floating interest rates based on Citibank N.A.’s prime rate plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.0% to 1.25%. The total amount of availability is limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) 92.5% of the net recovery percentage of inventories (as determined by periodic inventory appraisals) for the period August 1 through December 31, or 90% of the net recovery percentage of inventories for the period January 1 through July 31, and (d) 65% of the fair market value of eligible real estate. The Credit Facility expires on May 4, 2013. Excess availability at August 4, 2007 was $127.4 million.

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

5. Initial Public Offering and Related Transactions

On July 3, 2006, the Company completed an initial public offering (“IPO”) of 21,620,000 shares of common stock at $20.00 per share. The Company received net proceeds of $402,750 from the IPO after deducting $29,650 in underwriting discounts and offering costs. The Company used the net proceeds of the offering to redeem the liquidation value and accreted dividends of all outstanding Series A and Series B Preferred Stock.

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

J. CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006

(Dollars in thousands, unless otherwise indicated)

6. Income (Loss) Per Share

The calculation of basic and diluted income (loss) per share is presented as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net income	$20,635	$20	$45,284	$7,819
Preferred stock dividends	—	(2,777)	—	(6,141)

Net income (loss) applicable to common stockholders	$20,635	$(2,757)	$45,284	$1,678

Income (loss) per share:
Basic	$0.34	$(0.08)	$0.75	$0.05

Diluted	$0.32	$(0.08)	$0.71	$0.05

Weighted average common shares outstanding:
Basic	60,316	36,433	60,024	30,934

Diluted	63,806	36,433	63,698	34,670

The number of shares of potentially dilutive securities excluded from the calculation of diluted earnings per share are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Stock options	16	8,712	16	72
Unvested restricted stock	—	1,124	—	—

Total	16	9,836	16	72

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

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed with the Securities and Exchange Commission. When used herein, the terms “Group,” “Company,” “we,” “us” and “our” refer to J. Crew Group, Inc., including consolidated subsidiaries.

Executive Overview

J.Crew is a nationally recognized apparel and accessories brand that we believe embraces a high standard of style, craftsmanship, quality and customer service, while projecting an aspirational American lifestyle.

On the basis of data collected on our Internet channel customers, we believe our customer base consists primarily of affluent, college-educated, professional and fashion-conscious women and men. During the second quarter of fiscal 2007, we opened five, and closed two, J.Crew retail stores and opened two Madewell® stores. At August 4, 2007, we operated 185 retail stores (including three crewcuts® and five Madewell stores) and 53 factory stores, compared to 167 retail stores (including two crewcuts stores) and 49 factory stores at July 29, 2006.

We have two primary sales channels: Stores, which consists of our retail and factory stores, and Direct, which consists of our catalog and Internet website at www.jcrew.com. The following is a summary of our revenues for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006:

(Dollars in millions)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Stores	$219.6	$197.5	$420.6	$364.6
Direct	74.5	62.8	161.1	129.0

Net sales	294.1	260.3	581.7	493.6
Other	10.6	8.9	20.3	16.3

Total revenues	$304.7	$269.2	$602.0	$509.9

The following is a brief summary of second quarter fiscal 2007 highlights:

•	Revenues totaled $304.7 million, reflecting a 13% increase over prior year revenue of $269.2 million.

•	Comparable store sales increased 4%. When realigning last year’s retail calendar to be consistent with this year’s thirteen week fiscal period, comparable store sales increased 6%.

•	Direct net sales increased 19% to $74.5 million.

•	Income from operations increased 38% to $37.1 million.

The following is a brief summary of first half fiscal 2007 highlights:

•	Revenues totaled $602.0 million, reflecting an 18% increase over prior year revenue of $509.9 million.

•	Comparable store sales increased 8%. When realigning last year’s retail calendar to be consistent with this year’s twenty-six week fiscal period, comparable store sales increased 7%.

•	Direct net sales increased 25% to $161.1 million.

•	Income from operations increased 48% to $81.5 million.

•	A voluntary prepayment of $25.0 million was made under the Term Loan.

Results of Operations – Second Quarter of Fiscal 2007 Compared to Second Quarter of Fiscal 2006

(Dollars in millions)	Thirteen Weeks Ended August 4, 2007		Thirteen Weeks Ended July 29, 2006		Variance
	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$304.7	100.0%	$269.2	100.0%	$35.5	13.2%
Gross profit	133.2	43.7%	113.2	42.1%	20.0	17.7%
Selling, general and administrative expenses	96.1	31.5%	86.4	32.1%	9.7	11.2%
Income from operations	37.1	12.2%	26.8	10.0%	10.3	38.4%
Interest expense, net	2.9	0.9%	15.7	5.8%	(12.8)	(81.5)%
Loss on refinancing of debt	—	—	10.0	3.7%	(10.0)	(100.0)%
Income taxes	13.6	4.5%	1.1	0.4%	12.5	NM
Net income	$20.6	6.8%	$—	—	$20.6	NM

Revenues

Revenues for the second quarter of fiscal 2007 (the thirteen weeks ended August 4, 2007) increased by $35.5 million, or 13.2%, to $304.7 million from $269.2 million in the second quarter of fiscal 2006 (the thirteen weeks ended July 29, 2006). We believe the increase in revenues for the second quarter of fiscal 2007 resulted from the continuing appeal of our expanded product line in both Stores and Direct, the additional number of store locations compared to the prior year and our continuing commitment to customer service.

Stores sales increased by $22.1 million, or 11.2%, to $219.6 million in the second quarter of fiscal 2007 from $197.5 million in the second quarter of fiscal 2006. Comparable store sales increased $7.0 million, or 3.6%, to $203.4 million in the second quarter of fiscal 2007 from $196.4 million in the comparable period last year. Realigning last year’s calendar weeks to be consistent with the current year retail calendar weeks would decrease comparable store sales last year to $192.8 million, resulting in a comparable store sales increase of 5.5% in the second quarter of fiscal 2007. Non-comparable store sales were $16.2 million in the second quarter of fiscal 2007.

Direct sales increased by $11.7 million, or 18.6%, to $74.5 million in the second quarter of fiscal 2007 from $62.8 million in the second quarter of fiscal 2006. A lower return rate accounted for 4.7 percentage points of the increase. The number of catalog pages circulated in the second quarter of fiscal 2007 remained flat when compared to pages circulated in the comparable period last year. We continue to see a shift of Direct customers from catalog to the Internet. We evaluate the efficiency of our circulation strategies on a continuing basis and make adjustments as we deem appropriate. The following table summarizes net sales of the Direct channel:

	Thirteen Weeks Ended
(Dollars in millions)	August 4, 2007	July 29, 2006
Catalog	$17.2	$18.5
Internet	57.3	44.3

Total Direct net sales	$74.5	$62.8

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended
	August 4, 2007	July 29, 2006
Apparel
Women’s	65%	65%
Men’s	20%	20%
Children’s	2%	1%
Accessories	13%	14%

	100%	100%

The increase in Stores and Direct sales in the second quarter of fiscal 2007 was primarily driven by an increase in sales of women’s apparel. This increase was largely driven by sales of knits, sweaters and shorts. Sales of men’s apparel and accessories also increased during the period. Our crewcuts children’s concept was introduced in the first quarter of fiscal 2006 with the opening of 10 shops within our retail stores followed by the opening of two stand-alone stores in the second quarter of fiscal 2006. As of August 4, 2007, we operated 26 crewcuts shop-in-shops and three stand-alone stores.

Other revenues, which consist primarily of shipping and handling fees and royalties, increased to $10.6 million in the second quarter of fiscal 2007 from $8.9 million in the comparable period last year. The increase resulted from an increase in shipping and handling fees attributable primarily to the increase in Direct sales.

Gross Profit

Gross profit increased by $20.0 million to $133.2 million in the second quarter of fiscal 2007 from $113.2 million in the second quarter of fiscal 2006. This increase resulted from the following factors (amounts in millions):

(a) increase in revenues	$18.9
(b) increase in merchandise margin	7.4
(c) increase in buying and occupancy costs	(6.3)

$20.0

Gross margin increased to 43.7% in the second quarter of fiscal 2007 from 42.1% in the second quarter of fiscal 2006. The increase in gross margin was due to an increase of 240 basis points in merchandise margin resulting primarily from an increase in initial mark-up and full price sell through, offset by an 80 basis point increase in buying and occupancy costs as a percentage of revenues due primarily to buying costs associated with the Madewell and crewcuts concepts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $9.7 million, or 11.2%, to $96.1 million in the second quarter of fiscal 2007 from $86.4 million in the second quarter of fiscal 2006. This increase primarily resulted from:

•	an increase in Stores operating expenses, primarily payroll and payroll related expenses of $4.6 million,

•	an increase in expenses related to the Madewell and crewcuts concepts of $1.9 million,

•	an increase in share-based and incentive compensation of $1.9 million, and

•	an increase in expenses due to occupying additional corporate office space of $1.2 million.

As a percentage of revenues, selling, general and administrative expenses decreased to 31.5% in the second quarter of fiscal 2007 from 32.1% in the comparable period last year, resulting primarily from the fact that these expenses increased at a slower rate than revenues during fiscal 2007.

Interest Expense, Net

Interest expense, net decreased by $12.8 million to $2.9 million in the second quarter of fiscal 2007 from $15.7 million in the second quarter of fiscal 2006. All debt and preferred stock outstanding at the beginning of fiscal 2006 was redeemed during the second quarter of 2006 with the proceeds of the $285.0 million Term Loan entered into in May 2006 and the issuance of 21.6 million shares of common stock at $20.00 per share in our initial public offering in July 2006.

A summary of the components of interest expense, net is as follows:

	Thirteen Weeks Ended
	August 4, 2007	July 29, 2006
	(amounts in millions)
Accreted dividends on mandatorily redeemable preferred stock	$—	$9.5
Interest expense related to:
9 3/4% Senior Subordinated Notes due 2014	—	1.0
Term Loan	3.1	5.0
13 1/8% Senior Discount Debentures due 2008	—	0.4
5% Convertible Notes Payable	—	0.2
Other	0.6	0.3
Amortization of deferred financing costs	0.4	0.4

Total interest expense	4.1	16.8
Interest income	(1.2)	(1.1)

Interest expense, net	$2.9	$15.7

Loss on Refinancing of Debt

The loss on refinancing of debt of $10.0 million in the second quarter of fiscal 2006 reflects $4.8 million of tender fees and other expenses and $5.2 million related to the write-off of unamortized deferred financing costs incurred in connection with the redemption of the 9  3/4% Senior Subordinated Notes due 2014 in May 2006.

Income Taxes

The provision for income taxes in the second quarter of fiscal 2007 and fiscal 2006 is not comparable. The estimated effective annual tax rate in the second quarter of 2006 was not normal due to several factors, including (a) preferred stock dividends included in interest expense for financial statement purposes but not deductible for income tax purposes, and (b) the existence of a valuation allowance to fully reserve net deferred income tax assets, which resulted in significant net operating loss carryovers not recognized for financial statement purposes until they were utilized in our tax returns.

At February 3, 2007, management determined that the valuation allowance was not necessary and reinstated its net deferred tax assets. Accordingly, the income tax provision for the second quarter of fiscal 2007 represents our estimated effective annual tax rate of 39.8%.

Net Income

Net income increased to $20.6 million in the second quarter of fiscal 2007 from $20 thousand in the second quarter of fiscal 2006. This increase was due to a $20.0 million increase in gross profit primarily driven by the 13.2% increase in revenues, a $12.8 million decrease in interest expense, a $10.0 million loss on refinancing of debt incurred in the second quarter of fiscal 2006, offset by a $9.7 million increase in selling, general and administrative expenses, and a $12.5 million increase in the provision for income taxes.

Results of Operations – First Half of Fiscal 2007 Compared to First Half of Fiscal 2006

(Dollars in millions)	Twenty-six Weeks Ended August 4, 2007		Twenty-six Weeks Ended July 29, 2006		Variance
	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$602.0	100.0%	$509.9	100.0%	$92.1	18.1%
Gross profit	271.7	45.1%	222.6	43.7%	49.1	22.1%
Selling, general and administrative expenses	190.2	31.6%	167.5	32.9%	22.7	13.6%
Income from operations	81.5	13.5%	55.1	10.8%	26.4	47.9%
Interest expense, net	6.3	1.0%	34.9	6.8%	(28.6)	(81.9)%
Loss on refinancing of debt	—	—	10.0	2.0%	(10.0)	(100.0)%
Income taxes	29.9	5.0%	2.4	0.5%	27.5	NM
Net income	$45.3	7.5%	$7.8	1.5%	$37.5	NM

Revenues

Revenues for the first half of fiscal 2007 (the twenty-six weeks ended August 4, 2007) increased by $92.1 million, or 18.1%, to $602.0 million from $509.9 million in the first half of fiscal 2006 (the twenty-six weeks ended July 29, 2006). We believe the increase in revenues for the first half of fiscal 2007 resulted from the continuing appeal of our expanded product line in both Stores and Direct, the additional number of store locations compared to the prior year and our continuing commitment to customer service.

Stores sales increased by $56.0 million, or 15.4%, to $420.6 million in the first half of fiscal 2007 from $364.6 million in the first half of fiscal 2006. Comparable store sales increased $28.3 million, or 7.8%, to $390.1 million in the first half of fiscal 2007 from $361.8 million in the comparable period last year. Realigning last year’s calendar weeks to be consistent with the current year retail calendar weeks would increase comparable store sales last year to $365.7 million, resulting in a comparable store sales increase of 6.7% in the first half of fiscal 2007. Non-comparable store sales were $30.5 million in the first half of fiscal 2007.

Direct sales increased by $32.1 million, or 24.9%, to $161.1 million in the first half of fiscal 2007 from $129.0 million in the first half of fiscal 2006. A lower return rate accounted for 5.7 percentage points of the increase. The number of catalog pages circulated in the first half of fiscal 2007 increased by 4% from the comparable period last year. We continue to see a shift of Direct customers from catalog to the Internet. We evaluate the efficiency of our circulation strategies on a continuing basis and make adjustments as we deem appropriate. The following table summarizes net sales of the Direct channel:

	Twenty-six Weeks Ended
(Dollars in millions)	August 4, 2007	July 29, 2006
Catalog	$38.1	$40.9
Internet	123.0	88.1

Total Direct net sales	$161.1	$129.0

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006
Apparel
Women’s	66%	66%
Men’s	19%	19%
Children’s	2%	1%
Accessories	13%	14%

	100%	100%

The increase in Stores and Direct sales in the first half of fiscal 2007 was primarily driven by an increase in sales of women’s apparel. This increase was largely driven by sales of knits, sweaters and shorts. Sales of men’s apparel and accessories also increased during the period. Our crewcuts children’s concept was introduced in the first quarter of fiscal 2006 with the opening of 10 shops within our retail stores followed by the opening of two stand-alone stores in the second quarter of fiscal 2006. As of August 4, 2007, we operated 26 crewcuts shop-in-shops and three stand-alone stores.

Other revenues, which consist primarily of shipping and handling fees and royalties, increased to $20.3 million in the first half of fiscal 2007 from $16.3 million in the comparable period last year. The increase resulted from an increase in shipping and handling fees attributable primarily to the increase in Direct sales.

Gross Profit

Gross profit increased by $49.1 million to $271.7 million in the first half of fiscal 2007 from $222.6 million in the first half of fiscal 2006. This increase resulted from the following factors (amounts in millions):

(a) increase in revenues	$50.8
(b) increase in merchandise margin	10.4
(c) increase in buying and occupancy costs	(12.1)

$49.1

Gross margin increased to 45.1% in the first half of fiscal 2007 from 43.7% in the first half of fiscal 2006. The increase in gross margin was due to an increase of 170 basis points in merchandise margin resulting primarily from an increase in initial mark-up and full price sell through, offset by a 30 basis point increase in buying and occupancy costs as a percentage of revenues due primarily to buying costs associated with the Madewell and crewcuts concepts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $22.7 million, or 13.6%, to $190.2 million in the first half of fiscal 2007 from $167.5 million in the first half of fiscal 2006. This increase primarily resulted from:

•	an increase in Stores operating expenses, primarily payroll and payroll related expenses, of $11.7 million,

•	an increase in share-based and incentive compensation of $3.8 million,

•	an increase in expenses related to the Madewell and crewcuts concepts of $2.9 million, and

•	an increase in expenses due to occupying additional corporate office space of $1.7 million.

As a percentage of revenues, selling, general and administrative expenses decreased to 31.6% in the first half of fiscal 2007 from 32.9% in the comparable period last year, resulting primarily from the fact that these expenses increased at a slower rate than revenues during fiscal 2007.

Interest Expense, Net

Interest expense, net decreased by $28.6 million to $6.3 million in the first half of fiscal 2007 from $34.9 million in the first half of fiscal 2006. All debt and preferred stock outstanding at the beginning of fiscal 2006 was redeemed during the second quarter of 2006 with the proceeds of the $285.0 million Term Loan entered into in May 2006 and the issuance of 21.6 million shares of common stock at $20.00 per share in our initial public offering in July 2006.

A summary of the components of interest expense, net is as follows:

	Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006
	(amounts in millions)
Accreted dividends on mandatorily redeemable preferred stock	$—	$20.8
Interest expense related to:
9 3/4% Senior Subordinated Notes due 2014	—	7.7
Term Loan	6.9	5.0
13 1/8% Senior Discount Debentures due 2008	—	1.1
5% Convertible Notes Payable	—	0.5
Other	0.9	0.6
Amortization of deferred financing costs	0.8	0.6

Total interest expense	8.6	36.3
Interest income	(2.3)	(1.4)

Interest expense, net	$6.3	$34.9

Loss on Refinancing of Debt

The loss on refinancing of debt of $10.0 million in the first half of fiscal 2006 reflects $4.8 million of tender fees and other expenses and $5.2 million related to the write-off of unamortized deferred financing costs incurred in connection with the redemption of the 9  3/4% Senior Subordinated Notes due 2014 in May 2006.

Income Taxes

The provision for income taxes in the first half of fiscal 2007 and fiscal 2006 is not comparable. The estimated effective annual tax rate in the first half of 2006 was not normal due to several factors, including (a) preferred stock dividends included in interest expense for financial statement purposes but not deductible for income tax purposes, and (b) the existence of a valuation allowance to fully reserve net deferred income tax assets, which resulted in significant net operating loss carryovers not recognized for financial statement purposes until they were utilized in our tax returns.

At February 3, 2007, management determined that the valuation allowance was not necessary and reinstated its net deferred tax assets. Accordingly, the income tax provision for the first half of fiscal 2007 represents our estimated effective annual tax rate of 39.8%.

Net Income

Net income increased $37.5 million to $45.3 million in the first half of fiscal 2007 from $7.8 million in the first half of fiscal 2006. This increase was due to a $49.1 million increase in gross profit primarily driven by the 18.1% increase in revenues, a $28.6 million decrease in interest expense, a $10.0 million loss on refinancing of debt incurred in the first half of fiscal 2006, offset by a $22.7 million increase in selling, general and administrative expenses, and a $27.5 million increase in the provision for income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under the Credit Facility (as defined below). Our primary cash needs are (a) capital expenditures in connection with opening new stores, enhancing information technology systems and expanding our distribution centers, (b) meeting debt services requirements and (c) funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities.

Operating Activities

	Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006
	(amounts in millions)
Net income	$45.3	$7.8
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization of property and equipment	15.4	14.9
Amortization of deferred financing costs	0.8	0.6
Non-cash interest expense (including redeemable preferred stock dividends of $20.8)	—	21.3
Loss on refinancing	—	10.0
Share-based compensation	3.2	1.4
Excess tax benefit from share-based compensation	(18.4)	—
Changes in operating assets and liabilities	16.2	(19.6)

Net cash provided by operations	$62.5	$36.4

Cash provided by operating activities in the first half of fiscal 2007 was $62.5 million and consisted of (i) net income of $45.3 million, (ii) adjustments to net income of $1.0 million, and (iii) cash provided by changes in operating assets and liabilities of $16.2 million due to normal business fluctuations.

Cash provided by operating activities in the first half of fiscal 2006 was $36.4 million and consisted of (i) net income of $7.8 million, (ii) adjustments to net income of $48.2 million, offset by (iii) cash used in changes in operating assets and liabilities of $19.6 million due to normal business fluctuations.

Investing Activities

Capital expenditures were $31.7 million in the first half of fiscal 2007 compared to $15.4 million in the first half of fiscal 2006. Capital expenditures for the opening of new stores were $13.2 million and $9.2 million in the first half of fiscal 2007 and fiscal 2006, respectively. Capital expenditures are planned at $60 to $70 million for fiscal 2007, including approximately $36 million for 35 to 40 new stores, $15 to $20 million for information technology enhancements, expansion of our distribution centers, and the remainder for store renovations and general corporate purposes.

Financing Activities

	Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006
	(amounts in millions)
Proceeds from share-based compensation plans	$7.8	$2.1
Excess tax benefit from share-based compensation	18.4	—
Costs incurred in connection with amended and restated credit agreement	(1.3)
Repayments of long-term debt	(25.0)	(336.5)
Redemption of preferred stock	—	(358.3)
Proceeds from issuance of long-term debt, net of debt issuance costs	—	276.5
Proceeds from issuance of common stock, net of underwriting discount and offering costs	—	402.8

Net cash used in financing activities	$(0.1)	$(13.4)

Cash used in financing activities in the first half of fiscal 2007 was $0.1 million, due to a voluntary principal payment under the Term Loan and costs incurred in connection with the amended and restated credit agreement, offset by proceeds from share-based compensation plans and excess tax benefits from share-based compensation.

Cash used in financing activities in the first half of fiscal 2006 was $13.4 million, reflecting an initial public offering of 21.6 million shares of common stock at a price of $20.00 per share and the issuance of $285.0 million Term Loan due 2013. The proceeds of these financings were used to redeem all of our outstanding indebtedness including preferred stock and to make a voluntary principal prepayment of $35.0 million on the Term Loan. Financing activities in the first half of 2006 also included proceeds from share-based compensation plans.

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

The Credit Facility provides for revolving loans and letters of credit of up to $200 million (which amount may be increased to up to $250 million subject to certain conditions) at floating interest rates based on Citibank N.A.’s prime rate plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.0% to 1.25%. The total amount of availability is limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) 92.5% of the net recovery percentage of inventories (as determined by periodic inventory appraisals) for the period August 1 through December 31, or 90% of the net recovery percentage of inventories for the period January 1 through July 31, and (d) 65% of the fair market value of eligible real estate. The Credit Facility expires on May 4, 2013.

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

There were no short-term borrowings during the first half of fiscal 2007 or fiscal 2006. There was $127.4 million of excess availability under the Credit Facility at August 4, 2007.

Outlook

Management anticipates that capital expenditures in fiscal 2007 will be approximately $60 million to $70 million, primarily for opening 35 to 40 new stores, information technology enhancements, the expansion of our Asheville, North Carolina distribution facility, store renovations and general corporate purposes. Management believes that the Company’s current cash position, cash flow from operations and availability under the Credit Facility will be adequate to finance working capital needs, planned capital expenditures and debt service obligations for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under our debt agreements depends on our future financing activities, our future operating performance and our future cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of August 4, 2007, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$7.0	$—	$—	$—	$7.0
Documentary	65.6	65.6	—	—	—

	$72.6	$65.6	$—	$—	$7.0

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

We have a licensing agreement in Japan that provides for royalty payments in yen based on sales of J.Crew merchandise. We have entered into forward foreign exchange contracts from time to time in order to minimize this risk. At August 4, 2007, there were no forward foreign exchange contracts outstanding.

We also enter into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at August 4, 2007 were $72.6 million, including $7.0 million of standby letters of credit.

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

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

J. CREW GROUP, INC.
(Registrant)

Date: September 13, 2007	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and Chief Executive Officer

Date: September 13, 2007	By:	/s/ James S. Scully
James S. Scully
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.