Form 10-Q
period 2007-11-03
J CREW GROUP INC
filed 2007-12-12
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

Outstanding at November 30, 2007:

61,477,122 shares of common stock, par value $.01 per share

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except for share data)

	November 3, 2007	February 3, 2007
Assets
Cash and cash equivalents	$63,760	$88,900
Merchandise inventories	210,774	140,670
Prepaid expenses and other current assets	50,721	47,528

Total current assets	325,255	277,098

Property and equipment – at cost	311,355	252,491
Less accumulated depreciation and amortization	(154,831)	(130,677)

	156,524	121,814
Deferred income taxes	17,353	15,600
Other assets	12,588	13,554

Total assets	$511,720	$428,066

Liabilities and Stockholders’ Equity
Accounts payable	$106,811	$77,836
Other current liabilities	93,711	82,162

Total current liabilities	200,522	159,998
Deferred credits	69,140	62,448
Long-term debt	125,000	200,000
Other liabilities	6,689	—

Total liabilities	401,351	422,446

Stockholders’ equity:
Common stock ($.01 par value; 200,000,000 shares authorized; 62,702,303 and 61,114,458 shares issued; 61,455,213 and 59,879,731 shares outstanding)	627	611
Additional paid-in capital	549,035	515,348
Accumulated deficit	(436,161)	(507,653)
Treasury stock, at cost (1,247,090 and 1,234,727 shares)	(3,132)	(2,686)

Total stockholders’ equity	110,369	5,620

Total liabilities and stockholders’ equity	$511,720	$428,066

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share data)

	Thirteen weeks ended
	November 3, 2007	October 28, 2006
Revenues:
Net sales	$323,903	$268,520
Other	8,841	7,055

Total revenues	332,744	275,575
Cost of goods sold, including buying and occupancy costs	180,909	147,703

Gross profit	151,835	127,872
Selling, general and administrative expenses	104,150	94,690

Income from operations	47,685	33,182
Interest expense – net	3,077	5,172

Income before income taxes	44,608	28,010
Provision for income taxes	17,771	2,000

Net income	$26,837	$26,010

Income per share:
Basic	$0.44	$0.45

Diluted	$0.42	$0.40

Weighted average shares outstanding:
Basic	60,725	58,036

Diluted	64,195	64,657

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share data)

	Thirty-nine weeks ended
	November 3, 2007	October 28, 2006
Revenues:
Net sales	$905,606	$762,087
Other	29,181	23,343

Total revenues	934,787	785,430
Cost of goods sold, including buying and occupancy costs	511,224	434,944

Gross profit	423,563	350,486
Selling, general and administrative expenses	294,385	262,188

Income from operations	129,178	88,298
Interest expense – net	9,377	40,028
Loss on refinancing of debt	—	10,039

Income before income taxes	119,801	38,231
Provision for income taxes	47,683	4,400

Net income	72,118	33,831
Preferred stock dividends	—	(6,141)

Net income available to common stockholders	$72,118	$27,690

Income per share:
Basic	$1.20	$0.69

Diluted	$1.13	$0.62

Weighted average shares outstanding:
Basic	60,257	39,968

Diluted	63,923	44,846

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirty-nine weeks ended
	November 3, 2007	October 28, 2006
Cash flows from operating activities:
Net income	$72,118	$33,831
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	24,146	24,080
Amortization of deferred financing costs	1,975	1,047
Non-cash interest expense (including redeemable preferred stock dividends of $20,800)	—	21,293
Loss on refinancing of debt	—	10,039
Share-based compensation	5,334	2,188
Excess tax benefit from share-based compensation	(20,223)	—
Changes in operating assets and liabilities:
Merchandise inventories	(70,104)	(58,496)
Prepaid expenses and other current assets	(3,193)	(1,012)
Other assets	275	898
Accounts payable and other liabilities	71,750	18,538

Net cash provided by operating activities	82,078	52,406

Cash flow used in investing activities:
Capital expenditures	(58,856)	(28,597)

Cash flows from financing activities:
Proceeds from share-based compensation plans	8,146	2,922
Excess tax benefit from share-based compensation	20,223	—
Costs incurred in connection with amended and restated credit agreement	(1,284)	—
Repayments and redemption of long-term debt	(75,000)	(336,526)
Redemption of preferred stock	—	(358,271)
Proceeds from issuance of long-term debt, net of debt issuance costs	—	276,516
Proceeds from issuance of common stock, net of underwriting discount and offering costs	—	402,750
Repurchase of common stock	(447)	—

Net cash used in financing activities	(48,362)	(12,609)

Increase/(decrease) in cash and cash equivalents	(25,140)	11,200
Cash and cash equivalents—beginning of period	88,900	61,275

Cash and cash equivalents—end of period	$63,760	$72,475

Supplemental cash flow information:
Income taxes paid	$15,416	$1,990

Interest paid	$9,459	$22,380

Non-cash financing activities:
Dividends on preferred stock (reflected directly in stockholders’ equity)	$—	$6,141
Conversion of 5% notes payable into shares of common stock	—	23,685
Conversion of liquidation value of Series A preferred stock into shares of common stock	—	73,475

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of J. Crew Group, Inc. and its wholly owned subsidiaries (“Group” or the “Company”). All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheet as of November 3, 2007, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

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

The results of operations for the thirteen and thirty-nine weeks ended November 3, 2007 are not necessarily indicative of the operating results for the full fiscal year.

2. Share–Based Compensation

Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123(R), using the modified prospective transition method. Under this method, share-based compensation recognized in the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006 includes compensation cost for all share-based awards: (i) not vested as of January 29, 2006, and (ii) granted subsequent to January 29, 2006, based on the estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award. There have been no significant changes subsequent to the end of fiscal 2006 in the methods or assumptions used to measure share-based awards.

A summary of the impact of share-based awards on our financial condition and results of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Share-based compensation(1)	$2,135	$782	$5,334	$2,188

Proceeds from stock option exercises	$353	$770	$7,229	$2,898
Proceeds from issuance of common stock under ASPP	—	—	917	—

Proceeds from share-based compensation plans	$353	$770	$8,146	$2,898

Excess tax benefit from stock option exercises(2)	$1,791	$—	$20,223	$—

(1)	included in selling, general and administrative expenses.
(2)	included in stockholders’ equity.

On December 5, 2006, the Company’s Board of Directors adopted the J.Crew 2007 Associate Stock Purchase Plan (the “ASPP”). The ASPP was approved at the Annual Meeting of Stockholders held on June 12, 2007. As adopted, 500,000 shares of common stock are reserved for issuance under the ASPP. Under the ASPP, certain full time employees are permitted to purchase a limited number of common shares of the Company at 85% of market value. The plan is considered compensatory under the provisions SFAS No. 123(R), and the fair value of the employees’ purchase rights is amortized over the purchase offering period. Share-based compensation for the thirteen and thirty-nine weeks ended November 3, 2007 includes a charge of $0.2 million and $0.4 million, respectively, for the ASPP.

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

The Company has $6.7 million in unrecognized tax benefits, reflected in other liabilities, including interest and penalties. The amount, if recognized, that would affect the effective tax rate is $4.0 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

It is the Company’s policy to recognize interest income and expense related to income taxes as a component of interest expense, and penalties as a component of selling, general and administrative expenses. The amount of interest and penalties accrued at November 3, 2007 is $1.0 million.

Group files a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state tax returns in required jurisdictions. Tax years ending February 2, 2002 – February 1, 2003 and January 31, 2004 – January 29, 2005 are currently under audit by the IRS. The results of these audits are not expected to have a significant effect on the results of operations or financial position. Various state and local jurisdiction tax authorities are in the process of examining income tax returns of Group’s subsidiaries for various tax years ranging from 1998 to 2005.

4. Debt and Credit Agreement

Debt

Long-term debt consists of the following:

	November 3, 2007	February 3, 2007
Term Loan	$125,000	$200,000
Less current portion	—	—

Total long-term debt	$125,000	$200,000

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

The Company is required to make the following annual principal payments: (i) 1% of the original principal balance of the Term Loan due quarterly and (ii) an amount equal to 50% of excess cash flow, as defined in the agreement, due within 90 days of the fiscal year-end. In fiscal 2006, the Company made aggregate voluntary prepayments of $85.0 million. In fiscal 2007, the Company made additional voluntary prepayments of $25.0 and $50.0 million on April 30, 2007 and September 24, 2007, respectively. Aggregate voluntary prepayments are in excess of the required principal payments.

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

The Credit Facility provides for revolving loans and letters of credit of up to $200 million (which amount may be increased up to $250 million subject to certain conditions) at floating interest rates based on Citibank N.A.’s prime rate plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.0% to 1.25%. The total amount of availability is limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) 92.5% of the net recovery percentage of inventories (as determined by periodic inventory appraisals) for the period August 1 through December 31, or 90% of the net recovery percentage of inventories for the period January 1 through July 31, and (d) 65% of the fair market value of eligible real estate. The Credit Facility expires on May 4, 2013. Excess availability at November 3, 2007 was $156.1 million.

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

6. Income Per Share

The calculation of basic and diluted income per share is presented as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net income	$26,837	$26,010	$72,118	$33,831
Preferred stock dividends	—	—	—	(6,141)

Net income available to common stockholders	$26,837	$26,010	$72,118	$27,690

Income per share:
Basic	$0.44	$0.45	$1.20	$0.69

Diluted	$0.42	$0.40	$1.13	$0.62

Weighted average common shares outstanding:
Basic	60,725	58,036	60,257	39,968

Diluted	64,195	64,657	63,923	44,846

The number of shares of potentially dilutive securities excluded from the calculation of diluted earnings per share are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Stock options	72	22	72	22

7. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning February 1, 2009. The Company has not yet determined the impact, if any, from the adoption of this new accounting standard.

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

On the basis of data collected on our Internet channel customers, we believe our customer base consists primarily of affluent, college-educated, professional and fashion-conscious women and men. At November 3, 2007, we operated 195 retail stores (including four crewcuts® and six Madewell® stores) and 60 factory stores, compared to 176 retail stores (including two crewcuts stores and two Madewell stores) and 50 factory stores at October 28, 2006.

We have two primary sales channels: Stores, which consists of our retail and factory stores, and Direct, which consists of our catalog and our Internet website at www.jcrew.com. The following is a summary of our revenues for the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006:

(Dollars in millions)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Stores	$233.6	$202.2	$654.2	$566.7
Direct	90.3	66.3	251.4	195.4

Net sales	323.9	268.5	905.6	762.1
Other	8.8	7.1	29.2	23.3

Total revenues	$332.7	$275.6	$934.8	$785.4

The following is a brief summary of third quarter fiscal 2007 highlights:

•	Revenues totaled $332.7 million, reflecting a 21% increase over prior year revenue of $275.6 million.

•	Comparable store sales increased 8%. When realigning last year’s retail calendar to be consistent with this year’s thirteen week fiscal period, comparable store sales increased 5%.

•	Direct net sales increased 36% to $90.3 million.

•	Income from operations increased 44% to $47.7 million.

•	A voluntary prepayment of $50.0 million was made under the Term Loan.

•	We opened nine, and closed one, J.Crew retail stores; opened seven J.Crew factory stores, one crewcuts standalone store and one Madewell store.

The following is a brief summary of first nine months fiscal 2007 highlights:

•	Revenues totaled $934.8 million, reflecting a 19% increase over prior year revenue of $785.4 million.

•	Comparable store sales increased 8%. When realigning last year’s retail calendar to be consistent with this year’s thirty-nine week fiscal period, comparable store sales increased 6%.

•	Direct net sales increased 29% to $251.4 million.

•	Income from operations increased 46% to $129.2 million.

•	Aggregate voluntary prepayments of $75.0 million were made under the Term Loan.

•	We opened 16, and closed three, J.Crew retail stores; opened nine J.Crew factory stores, two crewcuts standalone stores and four Madewell stores.

Results of Operations – Third Quarter of Fiscal 2007 Compared to Third Quarter of Fiscal 2006

(Dollars in millions)	Thirteen Weeks Ended November 3, 2007		Thirteen Weeks Ended October 28, 2006		Variance
	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$332.7	100.0%	$275.6	100.0%	$57.1	20.7%
Gross profit	151.8	45.6%	127.9	46.4%	23.9	18.7%
Selling, general and administrative expenses	104.2	31.3%	94.7	34.4%	9.5	10.0%
Income from operations	47.7	14.3%	33.2	12.0%	14.5	43.7%
Interest expense, net	3.1	0.9%	5.2	1.9%	(2.1)	(40.5)%
Income taxes	17.8	5.3%	2.0	0.7%	15.8	NM
Net income	$26.8	8.1%	$26.0	9.4%	$0.8	3.2%

Revenues

Revenues for the third quarter of fiscal 2007 (the thirteen weeks ended November 3, 2007) increased $57.1 million, or 20.7%, to $332.7 million from $275.6 million in the third quarter of fiscal 2006 (the thirteen weeks ended October 28, 2006). We believe the increase in revenues for the third quarter of fiscal 2007 resulted from the continuing appeal of our expanded product line in both Stores and Direct, the additional number of store locations compared to the prior year and our continuing commitment to customer service.

Stores sales increased $31.4 million, or 15.5%, to $233.6 million in the third quarter of fiscal 2007 from $202.2 million in the third quarter of fiscal 2006. Comparable store sales increased $15.8 million, or 7.9%, to $216.4 million in the third quarter of fiscal 2007 from $200.6 million in the comparable period last year. Realigning last year’s calendar weeks to be consistent with the current year retail calendar weeks would increase comparable store sales last year to $205.6 million, resulting in a comparable store sales increase of 5.2% in the third quarter of fiscal 2007. Non-comparable store sales were $17.2 million in the third quarter of fiscal 2007.

Direct sales increased $24.0 million, or 36.1%, to $90.3 million in the third quarter of fiscal 2007 from $66.3 million in the third quarter of fiscal 2006. A lower return rate accounted for 11.4 percentage points of the increase. We believe the return rate decreased in part because of improvements in fit and quality as well as an increase in the penetration of categories with lower returns. In addition, net sales in the third quarter of fiscal 2006 included an estimated amount for returns, based on historical rates, which was in excess of actual returns.

The number of catalog pages circulated in the third quarter of fiscal 2007 decreased 21% when compared to pages circulated in the comparable period last year. This decrease is primarily attributable to the timing of the mailing of our August catalog, which was circulated during the last week of the second quarter in fiscal 2007 as compared to the first week of the third quarter in fiscal 2006. We continue to see a shift of Direct customers from catalog to the Internet. We evaluate the efficiency of our circulation strategies on a continuing basis and make adjustments as we deem appropriate. The following table summarizes net sales of the Direct channel:

	Thirteen Weeks Ended
(Dollars in millions)	November 3, 2007	October 28, 2006
Catalog	$18.6	$19.5
Internet	71.7	46.8

Total Direct net sales	$90.3	$66.3

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended
	November 3, 2007	October 28, 2006
Apparel:
Women’s	70%	67%
Men’s	17%	19%
Children’s	2%	2%
Accessories	11%	12%

	100%	100%

The increase in Stores and Direct sales in the third quarter of fiscal 2007 was primarily driven by an increase in sales of women’s apparel. This increase was largely driven by sales of sweaters, knits and jackets. Sales of men’s apparel and accessories also increased during the period. Our crewcuts children’s concept was introduced in the first quarter of fiscal 2006 with the opening of 10 shops within our retail stores followed by the opening of two stand-alone stores in the third quarter of fiscal 2006. As of November 3, 2007, we operated 28 crewcuts shop-in-shops and four stand-alone stores.

Other revenues, which consist primarily of shipping and handling fees and royalties, increased to $8.8 million in the third quarter of fiscal 2007 from $7.1 million in the comparable period last year. The increase resulted from an increase in shipping and handling fees attributable primarily to the increase in Direct sales.

Gross Profit

Gross profit increased $23.9 million to $151.8 million in the third quarter of fiscal 2007 from $127.9 million in the third quarter of fiscal 2006. This increase resulted from the following factors:

(Dollars in millions)
Increase in revenues	$33.0
Decrease in merchandise margin	(2.9)
Increase in buying and occupancy costs	(6.2)

$23.9

Gross margin decreased to 45.6% in the third quarter of fiscal 2007 from 46.4% in the third quarter of fiscal 2006. The decrease in gross margin was driven by a decline in merchandise margin partially offset by leverage in buying and occupancy costs. In addition, the gross margin in fiscal 2006 benefited by approximately 75 basis points from an estimated amount for returns that exceeded actual returns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.5 million, or 10.0%, to $104.2 million in the third quarter of fiscal 2007 from $94.7 million in the third quarter of fiscal 2006. This increase primarily resulted from:

•	an increase in Direct and Stores operating expenses, primarily payroll and payroll related expenses, of $6.8 million,

•	an increase in share-based compensation expense of $1.3 million, and

•	an increase in occupancy expenses of $0.7 million attributable to additional corporate office space.

As a percentage of revenues, selling, general and administrative expenses decreased to 31.3% in the third quarter of fiscal 2007 from 34.4% in the comparable period last year, resulting primarily from the fact that these expenses increased at a slower rate than revenues during fiscal 2007.

Interest Expense, Net

Interest expense, net decreased $2.1 million to $3.1 million in the third quarter of fiscal 2007 from $5.2 million in the third quarter of fiscal 2006. This decrease primarily reflects our lower average outstanding debt in fiscal 2007 resulting from voluntary prepayments under the Term Loan.

A summary of the components of interest expense, net is as follows:

	Thirteen Weeks Ended
	November 3, 2007	October 28, 2006
	(amounts in millions)
Interest expense related to:
Term Loan	$2.7	$5.0
Other	0.1	0.3
Amortization of deferred financing costs	1.1	0.4

Total interest expense	3.9	5.7
Interest income	(0.8)	(0.5)

Interest expense, net	$3.1	$5.2

Income Taxes

The provision for income taxes in the third quarter of fiscal 2007 and fiscal 2006 is not comparable. The estimated effective annual tax rate in the third quarter of 2006 was not reflective of a normalized rate due to several factors, including (a) preferred stock dividends included in interest expense for financial statement purposes but not deductible for income tax purposes, and (b) the existence of a valuation allowance to fully reserve net deferred income tax assets, which resulted in significant net operating loss carryovers not recognized for financial statement purposes until they were utilized in our tax returns.

At February 3, 2007, management determined that the valuation allowance was not necessary and reinstated its net deferred tax assets. Accordingly, the income tax provision for the third quarter of fiscal 2007 represents our estimated effective annual tax rate of 39.8%.

Net Income

Net income increased $0.8 million to $26.8 million in the third quarter of fiscal 2007 from $26.0 million in the third quarter of fiscal 2006. This increase was due to a $23.9 million increase in gross profit primarily driven by the 20.7% increase in revenues, a $2.1 million decrease in interest expense, offset by a $9.5 million increase in selling, general and administrative expenses, and a $15.8 million increase in the provision for income taxes.

Results of Operations – First Nine Months of Fiscal 2007 Compared to First Nine Months of Fiscal 2006

(Dollars in millions)	Thirty-nine Weeks Ended November 3, 2007		Thirty-nine Weeks Ended October 28, 2006		Variance
	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$934.8	100.0%	$785.4	100.0%	$149.4	19.0%
Gross profit	423.6	45.3%	350.5	44.6%	73.1	20.9%
Selling, general and administrative expenses	294.4	31.5%	262.2	33.4%	32.2	12.3%
Income from operations	129.2	13.8%	88.3	11.2%	40.9	46.3%
Interest expense, net	9.4	1.0%	40.0	5.1%	(30.6)	(76.6)%
Loss on refinancing of debt	—	—	10.0	1.3%	(10.0)	(100.0)%
Income taxes	47.7	5.1%	4.4	0.6%	43.3	NM
Net income	$72.1	7.7%	$33.8	4.3%	$38.3	NM

Revenues

Revenues for the first nine months of fiscal 2007 (the thirty-nine weeks ended November 3, 2007) increased $149.4 million, or 19.0%, to $934.8 million from $785.4 million in the first nine months of fiscal 2006 (the thirty-nine weeks ended October 28, 2006). We believe the increase in revenues for the first nine months of fiscal 2007 resulted from the continuing appeal of our expanded product line in both Stores and Direct, the additional number of store locations compared to the prior year and our continuing commitment to customer service.

Stores sales increased $87.5 million, or 15.4%, to $654.2 million in the first nine months of fiscal 2007 from $566.7 million in the first nine months of fiscal 2006. Comparable store sales increased $44.0 million, or 7.8%, to $606.4 million in the first nine months of fiscal 2007 from $562.3 million in the comparable period last year. Realigning last year’s calendar weeks to be consistent with the current year retail calendar weeks would increase comparable store sales last year to $571.3 million, resulting in a comparable store sales increase of 6.2% in the first nine months of fiscal 2007. Non-comparable store sales were $47.8 million in the first nine months of fiscal 2007.

Direct sales increased $56.0 million, or 28.7%, to $251.4 million in the first nine months of fiscal 2007 from $195.4 million in the first nine months of fiscal 2006. A lower return rate accounted for 9.5 percentage points of the increase. We believe the return rate decreased in part because of improvements in fit and quality as well as an increase in the penetration of categories with lower returns. In addition, net sales in the third quarter of fiscal 2006 included an estimated amount for returns, based on historical rates, which was in excess of actual returns.

The number of catalog pages circulated in the first nine months of fiscal 2007 decreased 5% from the comparable period last year. We continue to see a shift of Direct customers from catalog to the Internet. We evaluate the efficiency of our circulation strategies on a continuing basis and make adjustments as we deem appropriate. The following table summarizes net sales of the Direct channel:

	Thirty-nine Weeks Ended
(Dollars in millions)	November 3, 2007	October 28, 2006
Catalog	$56.7	$60.4
Internet	194.7	135.0

Total Direct net sales	$251.4	$195.4

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006
Apparel:
Women’s	67%	66%
Men’s	19%	20%
Children’s	2%	1%
Accessories	12%	13%

	100%	100%

The increase in Stores and Direct sales in the first nine months of fiscal 2007 was primarily driven by an increase in sales of women’s apparel. This increase was largely driven by sales of knits, sweaters and shorts. Sales of men’s apparel and accessories also increased during the period. Our crewcuts children’s concept was introduced in the first quarter of fiscal 2006 with the opening of 10 shops within our retail stores followed by the opening of two stand-alone stores in the third quarter of fiscal 2006. As of November 3, 2007, we operated 28 crewcuts shop-in-shops and four stand-alone stores.

Other revenues, which consist primarily of shipping and handling fees and royalties, increased to $29.2 million in the first nine months of fiscal 2007 from $23.3 million in the comparable period last year. The increase resulted from an increase in shipping and handling fees attributable primarily to the increase in Direct sales.

Gross Profit

Gross profit increased $73.1 million to $423.6 million in the first nine months of fiscal 2007 from $350.5 million in the first nine months of fiscal 2006. This increase resulted from the following factors (amounts in millions):

(Dollars in millions)
Increase in revenues	$83.7
Increase in merchandise margin	7.7
Increase in buying and occupancy costs	(18.3)

$73.1

Gross margin increased to 45.3% in the first nine months of fiscal 2007 from 44.6% in the first nine months of fiscal 2006. The increase in gross margin was due to an increase of 80 basis points in merchandise margin resulting primarily from an increase in initial mark-up and full price sell through, offset by a 10 basis point increase in buying and occupancy costs as a percentage of revenues due primarily to buying costs associated with the Madewell and crewcuts concepts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $32.2 million, or 12.3%, to $294.4 million in the first nine months of fiscal 2007 from $262.2 million in the first nine months of fiscal 2006. This increase primarily resulted from:

•	an increase in Direct and Stores operating expenses, primarily payroll and payroll related expenses, of $17.6 million,

•	an increase in share-based and incentive compensation of $4.6 million,

•	an increase in expenses related to the Madewell and crewcuts concepts of $3.1 million, and

•	an increase in occupancy expenses of $2.4 million attributable to additional corporate office space.

As a percentage of revenues, selling, general and administrative expenses decreased to 31.5% in the first nine months of fiscal 2007 from 33.4% in the comparable period last year, resulting primarily from the fact that these expenses increased at a slower rate than revenues during fiscal 2007.

Interest Expense, Net

Interest expense, net decreased $30.6 million to $9.4 million in the first nine months of fiscal 2007 from $40.0 million in the first nine months of fiscal 2006. This decrease primarily reflects our lower average outstanding debt in fiscal 2007 resulting from voluntary prepayments under the Term Loan. All debt and preferred stock outstanding at the beginning of fiscal 2006 was redeemed during the second quarter of 2006 with the proceeds of the $285.0 million Term Loan entered into in May 2006 and the issuance of 21.6 million shares of common stock at $20.00 per share in our initial public offering in July 2006.

A summary of the components of interest expense, net is as follows:

	Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006
	(amounts in millions)
Accreted dividends on mandatorily redeemable preferred stock	$—	$20.8
Interest expense related to:
9 3/4% Senior Subordinated Notes due 2014	—	7.7
Term Loan	9.6	10.0
13 1/8% Senior Discount Debentures due 2008	—	1.1
5% Convertible Notes Payable	—	0.5
Other	0.9	0.9
Amortization of deferred financing costs	2.0	1.0

Total interest expense	12.5	42.0
Interest income	(3.1)	(2.0)

Interest expense, net	$9.4	$40.0

Loss on Refinancing of Debt

The loss on refinancing of debt of $10.0 million in the first nine months of fiscal 2006 reflects $4.8 million of tender fees and other expenses and $5.2 million related to the write-off of unamortized deferred financing costs incurred in connection with the redemption in May 2006 of the 9 3 /4% Senior Subordinated Notes due 2014.

Income Taxes

The provision for income taxes in the first nine months of fiscal 2007 and fiscal 2006 is not comparable. The estimated effective annual tax rate in the first nine months of 2006 was not reflective of a normalized rate due to several factors, including (a) preferred stock dividends included in interest expense for financial statement purposes but not deductible for income tax purposes, and (b) the existence of a valuation allowance to fully reserve net deferred income tax assets, which resulted in significant net operating loss carryovers not recognized for financial statement purposes until they were utilized in our tax returns.

At February 3, 2007, management determined that the valuation allowance was not necessary and reinstated its net deferred tax assets. Accordingly, the income tax provision for the first nine months of fiscal 2007 represents our estimated effective annual tax rate of 39.8%.

Net Income

Net income increased $38.3 million to $72.1 million in the first nine months of fiscal 2007 from $33.8 million in the first nine months of fiscal 2006. This increase was due to a $73.1 million increase in gross profit primarily driven by the 19.0% increase in revenues, a $30.6 million decrease in interest expense, offset by a $32.2 million increase in selling, general and administrative expenses, and a $43.3 million increase in the provision for income taxes. In addition, the first nine months of fiscal 2006 included a $10.0 million loss on refinancing of debt.

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

Operating Activities

	Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006
	(amounts in millions)
Net income	$72.1	$33.8
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization of property and equipment	24.1	24.1
Amortization of deferred financing costs	2.0	1.1
Non-cash interest expense (including redeemable preferred stock dividends of $20.8)	—	21.3
Loss on refinancing	—	10.0
Share-based compensation	5.3	2.2
Excess tax benefit from share-based compensation	(20.2)	—
Changes in operating assets and liabilities	(1.2)	(40.1)

Net cash provided by operations	$82.1	$52.4

Cash provided by operating activities in the first nine months of fiscal 2007 was $82.1 million and consisted of (i) net income of $72.1 million, (ii) adjustments to net income of $31.4 million, offset by (iii) changes in operating assets and liabilities – including the impact of excess tax benefits from share-based compensation – of $21.4 million due primarily to increases in inventories and accounts payable resulting from anticipated sales increases, offset by an increase in tax liabilities.

Cash provided by operating activities in the first nine months of fiscal 2006 was $52.4 million and consisted of (i) net income of $33.8 million, (ii) adjustments to net income of $58.7 million, offset by (iii) changes in operating assets and liabilities of $40.1 million due primarily to increases in inventories and accounts payable resulting from anticipated sales increases.

Investing Activities

Capital expenditures were $58.9 million in the first nine months of fiscal 2007 compared to $28.6 million in the first nine months of fiscal 2006. Capital expenditures for the opening of new stores were $27.7 million and $15.7 million in the first nine months of fiscal 2007 and fiscal 2006, respectively. Capital expenditures are planned at approximately $75 million for fiscal 2007, including approximately $36 million for new stores, $25 to $30 million for information technology enhancements and expansion of our distribution centers, and the remainder for store renovations and general corporate purposes.

Financing Activities

	Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006
	(amounts in millions)
Proceeds from share-based compensation plans	$8.1	$2.9
Excess tax benefit from share-based compensation	20.2	—
Costs incurred in connection with amended and restated credit agreement	(1.3)	—
Repayments of long-term debt	(75.0)	(336.5)
Redemption of preferred stock	—	(358.3)
Proceeds from issuance of long-term debt, net of debt issuance costs	—	276.5
Proceeds from issuance of common stock, net of underwriting discount and offering costs	—	402.8
Repurchase of common stock	(0.4)	—

Net cash used in financing activities	$(48.4)	$(12.6)

Cash used in financing activities in the first nine months of fiscal 2007 was $48.4 million, primarily due to (i) aggregate voluntary principal payments under the Term Loan of $75.0 million, (ii) costs incurred in connection with the amended and restated credit agreement of $1.3 million, offset by (iii) proceeds from share-based compensation plans of $8.1 million and (iv) excess tax benefits from share-based compensation of $20.2 million

Cash used in financing activities in the first nine months of fiscal 2006 was $12.6 million, reflecting an initial public offering of 21.6 million shares of common stock at a price of $20.00 per share and the issuance of a $285.0 million Term Loan due 2013. The proceeds of these financings were used to redeem all of our outstanding indebtedness including preferred stock and to make a voluntary principal prepayment of $35.0 million on the Term Loan. Financing activities in the first nine months of 2006 also included proceeds from share-based compensation plans.

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

There were no short-term borrowings during the first nine months of fiscal 2007 or fiscal 2006. There was $156.1 million of excess availability under the Credit Facility at November 3, 2007.

Outlook

Management anticipates that capital expenditures in fiscal 2007 will be approximately $75 million, primarily for opening 38 new stores, information technology enhancements, the expansion of our Asheville, North Carolina distribution facility, store renovations and general corporate purposes. Management believes that the Company’s current cash position, cash flow from operations and availability under the Credit Facility will be adequate to finance working capital needs, planned capital expenditures and debt service obligations for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, and to remain in compliance with the financial covenants under our debt agreements depends on our future financing activities, our future operating performance and our future cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of November 3, 2007, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$7.0	$—	$—	$—	$7.0
Documentary	36.9	36.9	—	—	—

	$43.9	$36.9	$—	$—	$7.0

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

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Credit Facility and the Term Loan. The interest rates under the Credit Facility are a function of Citigroup’s prime rate or LIBOR, and the interest rates under the Term Loan are a function of a base rate or LIBOR. A one percentage point change in the interest rate on our variable rate debt would result in a change in income before taxes of approximately $100,000 for each $10.0 million of borrowings under the Credit Facility and approximately $1.25 million for the $125.0 million of borrowings under the Term Loan.

We have a licensing agreement in Japan that provides for royalty payments in yen based on sales of J.Crew merchandise. We have entered into forward foreign exchange contracts from time to time in order to minimize this risk. At November 3, 2007, there were no forward foreign exchange contracts outstanding.

We also enter into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at November 3, 2007 were $43.9 million, including $7.0 million of standby letters of credit.

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

J. CREW GROUP, INC.
(Registrant)

Date: December 12, 2007	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and Chief Executive Officer

Date: December 12, 2007	By:	/s/ James S. Scully
James S. Scully
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.