Form 10-K
period 2008-02-02
J CREW GROUP INC
filed 2008-03-26
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

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

☒  Yes    ☐  No

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

Based upon the closing sale price on the New York Stock Exchange on August 3, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, which ended August 4, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on such date was approximately $1,973,120,393. For purposes of determining this amount, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

There were 61,577,058 shares of the registrant’s $.01 par value common stock outstanding on March 5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III, Items 10-14

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

General

J.Crew® is a nationally recognized apparel and accessories brand that we believe embraces a high standard of style, craftsmanship, quality and customer service while projecting an aspirational American lifestyle. We are a fully integrated multi-channel specialty retailer. We seek to consistently communicate our vision of J.Crew through every aspect of our business, including through the imagery in our catalogs and on our Internet website and the inviting atmosphere of our stores.

We focus on creating product lines featuring the high quality design, fabrics and craftsmanship as well as consistent fits and detailing that our customers expect of J.Crew. We offer complete assortments of women’s, men’s and children’s apparel and accessories, including, wedding and special occasion attire, weekend clothes, swimwear, loungewear, outerwear, shoes, bags, belts, hair accessories and jewelry. The J.Crew brand is widely recognized and features high quality designs, fabrics and craftsmanship. We believe that we differentiate ourselves from our competitors in three primary ways:

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

J.Crew products are distributed through our retail and factory stores, our J.Crew catalog and our Internet website located at www.jcrew.com. As of February 2, 2008, we operated 199 retail stores, including four crewcuts® and six Madewell® stores, and 61 factory stores throughout the United States. In fiscal 2007, we distributed 23 catalog editions with a circulation of approximately 49 million copies and our website logged over 95 million visits, representing a 34% increase over fiscal 2006. Our retail stores are designed by our in-house design staff and are fixtured to create a distinctive, sophisticated and inviting atmosphere, with clear displays that highlight the quality of our products and their fabrication. Our factory stores are designed with simple, volume-driving visuals to maximize sales of our key items and drive faster inventory turns.

We conduct our business through two primary sales channels: Stores (consisting of our retail, crewcuts, Madewell and factory stores) and Direct (consisting of our catalog and Internet website). The following is a summary of our revenues:

(Dollars in millions)	Fiscal 2005	Fiscal 2006	Fiscal 2007
Stores	$670.4	$808.5	$914.8
Direct	253.7	308.6	377.4
Other	29.1	35.0	42.5

Total	$953.2	$1,152.1	$1,334.7

Other revenues consist principally of shipping and handling fees derived from our Direct business.

We were incorporated in the State of New York in 1988 and reincorporated in the State of Delaware in October 2005. Our principal executive offices are located at 770 Broadway, New York, NY 10003, and our telephone number is (212) 209-2500.

Products

We offer complete assortments of women’s, men’s and children’s apparel and accessories, including, wedding and special occasion attire, weekend clothes, swimwear, loungewear, outerwear, shoes, bags, belts, hair accessories and jewelry. We focus on creating product lines featuring the high quality design, fabrics and craftsmanship as well as consistent fits and detailing that our customers expect of J.Crew, and are designed internally by our design team to embody our “classic with a twist” branding and styling strategies. We use a multi-tiered pricing strategy of offering a product assortment ranging from casual t-shirts and broken-in chinos at opening price points, to cashmere items and limited edition “collection” items, such as dresses, hand-beaded skirts and double-faced cashmere jackets, at higher price points, which we believe elevates the overall perception of our brand.

We have introduced several successful new product lines and product line expansions, including our Italian cashmere collection, our wedding and party dresses, our Italian leather accessories and our women’s jewelry. Our J.Crew factory line offers the J.Crew brand with similar styles made at lower costs and sold at lower price points. We have launched crewcuts, an apparel and accessories line for children ages two through ten, which offers a product assortment that reflects the high quality, styled-classic apparel and accessories we offer under the J.Crew brand, such as argyles, embroidered critters and cable knits for the children’s market. In fiscal 2007, we opened two crewcuts standalone stores and 22 crewcuts shop-in-shops in our J.Crew retail stores. As of February 2, 2008, we operated four crewcuts standalone stores and 34 crewcuts shop-in-shops. In addition, we continue to develop Madewell, a casual women’s clothing, footwear and accessories retail concept. In fiscal 2007, we opened four Madewell stores. As of February 2, 2008, we operated six Madewell stores. On February 20, 2008, we opened a Madewell store in New York City. Additionally, we maintain a Madewell website at www.madewell1937.com that provides customers with a toll free number to place orders for Madewell merchandise and intend to add the necessary functionality to enable customers to place orders online during 2008.

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

Sales Channels

We conduct our business through two primary sales channels: Stores, which consists of our retail, crewcuts, Madewell and factory stores, and Direct, which consists of the J.Crew catalog and our Internet website.

Stores

The following is a summary of our net sales from Stores and the percentage relationship to total revenues:

(Dollars in millions)	Fiscal 2005	Fiscal 2006	Fiscal 2007
Stores	$670.4	$808.5	$914.8
Percentage of total revenues	70.3%	70.2%	68.5%

Retail Stores

As of February 2, 2008, we operated 199 retail stores, including four crewcuts and six Madewell stores, throughout the United States. Our retail stores are located in upscale regional malls, lifestyle centers, shopping centers and street locations. We believe situating our stores in desirable locations is critical to the success of our business, and we determine store locations, as well as individual store sizes, based on several factors, including geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other higher-end specialty retail stores. Our retail stores are designed by our in-house design staff and fixtured with the goal of creating a distinctive, sophisticated and inviting atmosphere, with clear displays and information about product quality and fabrication.

Each of our retail stores is led by a single store director, and each store has a management team that includes one manager primarily responsible for overseeing our customers’ shopping experience and another manager primarily responsible for overseeing operations. Our store directors have experience in the retail industry prior to joining our team, or have typically been promoted from within J.Crew based on performance. Each store director has discretion, within company-wide guidelines, to implement marketing and store presentation strategies that he or she feels are appropriate for the particular local atmosphere. For example, store directors decide whether to organize special marketing events held within their store or at area locations, such as fashion shows where J.Crew merchandise is shown to an assembled group of invited guests. Store directors decide, within guidelines, which local businesses to partner with for cross-marketing initiatives. In addition to their base salary, store directors are eligible to receive monthly bonuses that are determined against sales and payroll goals.

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

We also make available to our customers a “We’ll Find it For You”SM service and “Client Specialists,” who serve as personal shoppers and wardrobe consultants.

Our retail stores averaged approximately 6,700 total square feet at the end of fiscal 2007, but are “sized to the market,” which means that we adjust the size of a particular retail store based on the projected revenues from that particular store. For example, at the end of fiscal 2007, our largest retail store, located in New York, was approximately 15,000 square feet, and our smallest retail store, also located in New York, was approximately 1,100 square feet. The table below highlights certain information regarding our retail stores open during the five years ended February 2, 2008:

Fiscal Year	Retail Stores Open At Beginning of Period	Retail Stores Opened During Period	Retail Stores Closed During Period	Retail Stores Open at End of Period	Total Gross Square Footage (in thousands)	Average Gross Square Footage Per Retail Store
2003	152	4	2	154	1,183	7,680
2004	154	5	3	156	1,198	7,682
2005	156	5	2	159	1,209	7,604
2006	159	21	4	176	1,247	7,084
2007	176	27	4	199	1,338	6,723

We expanded our retail store base by 17 net new stores in fiscal 2006 and 23 net new stores in fiscal 2007, including crewcuts and Madewell stores. Also in 2007, we added crewcuts shop-in-shops in 22 of our J.Crew retail stores, bringing our total crewcuts shop-in-shops to 34 as of February 2, 2008. We plan to expand our retail store base by 25 to 30 retail stores in fiscal 2008, including crewcuts and Madewell stores. Thereafter, in the near term, we plan to expand our retail store base by 30 to 40 retail stores annually, including crewcuts and Madewell stores. In each year, we plan to open and close retail stores in varying numbers. Our new J.Crew retail store operating model assumes a target J.Crew retail store size of 5,500 square feet and sales per square foot of $425 in the first twelve months. Our target net investment to open a J.Crew retail store is approximately $844,000, which includes $660,000 of build-out costs net of landlord contributions, $149,000 of initial inventory net of payables and pre-opening expenses of $35,000. This operating model results in a first year targeted pretax cash return on investment of approximately 69%.

Factory Stores

As of February 2, 2008, we operated 61 factory stores throughout the United States. Our factory stores are located primarily in large factory-outlet malls. Factory stores are designed with simple, volume-driving visuals to maximize sales of key items and drive faster inventory turns. Our factory stores also use strategic and focused short-term promotional offerings designed to achieve higher margins and faster inventory turns. Sales associates in our factory stores adhere to the same customer-service focus as our retail stores, and are trained to help customers locate styles similar to those they have seen in our retail stores or catalog. Compensation of factory sales associates is based on a model similar to that of our retail sales associates, with differences relating to bonus and commission structure.

Our factory stores averaged 5,700 total square feet at the end of fiscal 2007, but are “sized to the market,” which means that we adjust the size of a particular factory store based on the projected revenues from that particular store. For example, at the end of fiscal 2007, our largest factory store, located in Connecticut, was approximately 9,000 square feet, and our smallest factory store, located in Colorado, was approximately 4,000 square feet. The table below highlights certain information regarding our factory stores open during the five years ended February 2, 2008:

Fiscal Year	Factory Stores Open At Beginning of Period	Factory Stores Opened During Period	Factory Stores Closed During Period	Factory Stores Open at End of Period	Total Gross Square Footage (in thousands)	Average Gross Square Footage Per Factory Store
2003	42	0	0	42	265	6,306
2004	42	0	1	41	258	6,296
2005	41	6	3	44	269	6,120
2006	44	8	1	51	297	5,827
2007	51	10	0	61	350	5,737

We expanded our factory store base by seven net new stores in fiscal 2006 and 10 new stores in fiscal 2007. We plan to expand our factory store base by 10 to 15 factory stores in fiscal 2008. Thereafter, in the near term, we plan to expand our factory store base by 5 to 10 factory stores annually. In each year, we plan to open and close factory stores in varying numbers. Our new factory store operating model assumes a target factory store size of 4,700 square feet and sales per square foot of $380 in the first twelve months. Our target net investment to open a factory store is approximately $511,000, which includes $353,000 of build-out costs net of landlord contributions, $133,000 of initial inventory net of payables and pre-opening expenses of $25,000. This operating model results in a first year targeted pretax cash return on investment of approximately 87%.

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

Direct

The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in millions)	Fiscal 2005	Fiscal 2006	Fiscal 2007
Internet	$159.8	$218.6	$293.3
Catalog	93.9	90.0	84.1

Total Direct	$253.7	$308.6	$377.4

Direct net sales as a percentage of total revenues	26.6%	26.8%	28.3%

In addition to driving revenues, we use our Direct channel to introduce and test new product offerings, to sell specialty product lines such as J. Crew Collection and Wedding, to offer extended sizes and colors on various products and to expand customer files to drive targeted marketing campaigns by collecting customer data to further segment customer groups.

We currently obtain customer information for 100% of our catalog and Internet customers. As of February 2, 2008, our customer database contained approximately 24.3 million individual customer names, of which 3.2 million customers had placed a catalog or Internet order with us or made a store purchase from us within the previous twelve months, and 3.6 million email addresses of customers who had agreed to receive promotional emails from us.

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

In fiscal 2007, approximately 57% of J.Crew Direct net sales were generated by customers who had made a purchase from a J.Crew catalog or on our Internet website in the prior 12 months.

Catalog

The J.Crew catalog is the primary branding and advertising vehicle for the J.Crew brand. We believe our catalog reinforces the J.Crew brand image and drives sales across all of our sales channels. For example, over 30% of our Internet customers referenced using a catalog prior to their Internet purchase, which we believe shows that our catalog drives sales on our Internet channel. We believe we have distinguished ourselves from other catalog retailers by utilizing high quality photography and art direction. We further this image by not promoting clearance merchandise in our catalogs, and instead redirect primary liquidation activity to our www.jcrew.com website. In fiscal 2007, we distributed 23 catalog editions with a circulation of approximately 48.6 million copies and approximately 5.3 billion pages circulated.

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

Internet Website

Since 1996, our website located at www.jcrew.com has allowed our customers to purchase our merchandise over the Internet. We continue to see an ongoing shift of orders to the Internet from our catalog. In fiscal 2007, this website logged over 95 million visits, an increase of 34% over our fiscal 2006 visits of 71 million. Internet revenues represented 78% of the Direct business in fiscal 2007, compared to 71% of the Direct business in fiscal 2006. We also maintain a Madewell website at www.madewell1937.com, which provides customers with a toll-free number to place orders for Madewell merchandise and intend to add the necessary functionality to enable customers to place orders online during 2008. We design and operate our websites using an in-house technical staff. Our www.jcrew.com website emphasizes simplicity and ease of customer use while integrating the J.Crew brand’s aspirational lifestyle imagery used in the catalog. We update our website periodically throughout the day to accurately reflect product availability and to determine where on the website a particular product generates the best sales. In addition to selling our regular merchandise on our www.jcrew.com website, we also use that website as a means to sell marked-down merchandise.

We have enhanced our online presence by adding category-based “shops” to our www.jcrew.com website, such as J.Crew swimfinder, wedding & party shop and our new accessories shop.

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

We also offer a private-label credit card through an agreement with World Financial Network National Bank (“WFNNB”), under which WFNNB owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. In fiscal 2007, sales on J.Crew credit cards made up 15.9% of our total net sales. We believe that our credit card program encourages frequent store and website visits and catalog sales and promotes multiple-item purchases, thereby cultivating customer loyalty to the J.Crew brand and increasing sales. During fiscal 2006, we enhanced our J.Crew credit card loyalty program by offering rewards for customer spending on J.Crew credit cards.

Sourcing Production and Quality

Our Sourcing Strategy

We have no long-term merchandise supply contracts, and we typically transact business on an order-by-order basis. We source our merchandise in two ways: through the use of buying agents, and by purchasing merchandise directly from trading companies and manufacturers. In fiscal 2007, we worked with eleven buying agents, who together supported our relationships with vendors of approximately 60% of our merchandise, with one buying agent supporting our relationships with vendors that supplied approximately 50% of our merchandise. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with the vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in the factories, inspecting finished merchandise and carrying out other administrative communications on our behalf. In fiscal 2007, we worked with two trading companies, purchasing approximately 25% of our merchandise from these companies. Trading companies control factories which manufacture merchandise and also handle certain other shipping and customs matters related to importing the merchandise into the United States. We sourced the remaining 15% of our merchandise by dealing directly with manufacturers both within the United States and abroad with the majority of whom we have long-term, and we believe, stable relationships.

Our sourcing base currently consists of approximately 141 vendors who operate 225 factories in approximately 24 countries. Our top 10 vendors supply 52% of our merchandise.

Each of our top 10 vendors uses multiple factories to produce its merchandise, which we believe gives us a high degree of flexibility in placing production of our merchandise. We believe we have developed strong relationships with our vendors, some of which rely upon us for a significant portion of their business.

In fiscal 2007, approximately 86% of our merchandise was sourced in Asia (with 73% of our products sourced from China, Hong Kong and Macau), 4% was sourced in the United States and 10% was sourced in Europe and other regions. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

Vendors located abroad ship our merchandise to us primarily by boat, which in most cases takes an average of 28 days in transit. The remainder of our merchandise from abroad is shipped to us by plane, which takes an average of nine days in transit. In the case of merchandise manufactured abroad, vendors deliver merchandise to one of our overseas consolidators. From there, the merchandise is shipped to one of our two U.S. deconsolidators, one of which is located on the east coast and the other on the west coast. From our U.S. deconsolidators, independent trucking companies transport our merchandise to one of our distribution centers, which generally takes two to three days of transit time. In the case of merchandise manufactured in the United States, we contract with an independent trucking company to transport merchandise from its manufacturer to one of our distribution centers, which generally takes a week or less.

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

Distribution Facilities

We operate one customer call center and outsource a portion of our customer calls to one vendor. We operate two distribution facilities. We own a 282,000 square foot facility in Asheville, North Carolina that houses our distribution operations for our retail and factory stores. This facility currently employs approximately 160 full and part-time employees during our non-peak season and approximately 50 additional employees during our peak season. In fiscal 2007, we completed a 120,000 square foot expansion of this facility to support our expected future growth. Merchandise is transported from this distribution center to our retail and factory stores by independent trucking companies, Federal Express or UPS, with a transit time of approximately two to five days.

We also own a 262,000 square foot facility, and lease a 63,700 square foot facility, both located in Lynchburg, Virginia. These facilities contain our customer call center and order fulfillment operations for Direct. These facilities currently employ approximately 850 full and part-time employees during our non-peak season and an additional 550 employees during our peak season. Merchandise sold via our Direct channel is sent directly to customers from this distribution center via the United States Postal Service, UPS or Federal Express.

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

Management Information Systems

Our management information systems are designed to provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of our business. We utilize an SAP Enterprise Resource Planning system along with an IBM mainframe system for our information technology requirements. We have point-of-sale systems in our retail and factory stores that enable us to track inventory from store receipt to final sale on a real-time basis. We recently renewed our agreement with Electronic Data Systems Corporation, a third party, to provide hosting services and administrative support for the infrastructure of our enterprise merchandising and financial systems, and our distribution and call center infrastructure. Our websites are hosted by a third party at its data center.

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

We continue to expand and upgrade our information systems, networks and infrastructure to support recent and expected future growth. In 2007, we installed a new warehouse package sorting system in our Asheville distribution center, and commenced initiatives to improve our allocations, replenishment, distribution, warehouse management, order entry and e-commerce capabilities. These initiatives are currently expected to go live in the latter half of 2008. We believe these initiatives will enhance our ability to allocate and replenish product down to color and size at the individual store level.

Employees and Labor Relations

As of February 2, 2008, we had approximately 8,700 employees, of whom approximately 3,100 were full-time employees and 5,600 were part-time employees. Approximately 850 of these employees are employed in our customer call center and order fulfillment operations facility in Lynchburg, Virginia, and approximately 160 of these employees work in our store distribution center in Asheville, North Carolina. Approximately 3,600 employees are hired on a seasonal basis to meet demand during the peak season.

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

Trademarks and Licensing

The J.Crew and Madewell trademarks and variations thereon, such as crewcuts, are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries. We believe our trademarks have significant value and we intend to continue to vigorously protect them against infringement.

In addition, we license our J.Crew trademark and know-how to Itochu Corporation in Japan for which we receive royalty fees based on a percentage of sales. Under the license agreement, which is an exclusive license with regard to Japan, we retain a high degree of control over the manufacture, design, marketing and sale of merchandise by Itochu Corporation under the J.Crew trademark. As of February 2, 2008, J.Crew products were distributed through 25 freestanding, mall and shop-in-shop stores in Japan under this licensing agreement. In October 2007, we extended this licensing arrangement for one year through January 2009. In February 2008, we provided notice that we do not intend to renew the agreement. In fiscal 2007 and 2006, licensing revenues totaled $2.6 million and $2.8 million, respectively.

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

We believe we have benefited substantially from the leadership and strategic guidance of, in particular, Mr. Drexler, our chief executive officer, Tracy Gardner, our president of retail and direct, and other key executives and members of our creative team, who are primarily responsible for repositioning our brand and developing our philosophy. The loss, for any reason, of the services of any of these individuals and any negative market or industry perception arising from such loss could damage our brand image and delay the implementation of our strategy. Our other officers have substantial experience and expertise in the specialty retail industry and have made significant contributions to our growth and success. The unexpected loss of one or more of these individuals could delay the development and introduction of, and harm our ability to sell, our merchandise. In addition, products we develop without the guidance and direction of these key personnel may not receive the same level of acceptance.

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

We expanded our store base by 33 net new stores in fiscal 2007. We plan to expand our store base by 35 to 45 stores in fiscal 2008. Thereafter, in the near term, we plan to expand our store base by 35 to 50 stores annually. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew our existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

Our plans to expand our product offerings and sales channels and develop new brand concepts may not be successful, and implementation of these plans may divert our operational, managerial and administrative resources, which could impact our competitive position.

In addition to our store base expansion strategy, we plan to grow our business by expanding our product offerings and sales channels, including by marketing our crewcuts line of children’s apparel and accessories and our Madewell line of women’s apparel, footwear and accessories. These plans involve various risks discussed elsewhere in these risk factors, including:

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

Our inability to maintain levels of comparable store sales could cause our earnings to decline.

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

The J.Crew and Madewell trademarks and variations thereon, such as crewcuts, are valuable assets that are critical to our success. We intend to continue to vigorously protect our trademarks against infringement, but we may not be successful in doing so. The unauthorized reproduction or other misappropriation of our trademarks would diminish the value of our brand, which could reduce demand for our products or the prices at which we can sell our products.

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

We experience seasonal fluctuations in revenues and operating income, with a disproportionate amount of our revenues being generated in the fourth fiscal quarter holiday season. Our revenues and income are generally weakest during the first and second fiscal quarters. In addition, any factors that harm our fourth fiscal quarter operating results, including adverse weather or unfavorable economic conditions, could have a disproportionate effect on our results of operations for the entire fiscal year.

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

Third party failure to deliver merchandise from our distribution centers to our stores and to customers or a disruption or adverse condition affecting our distribution centers could result in lost sales or reduce demand for our merchandise.

The success of our stores depends on their timely receipt of merchandise from our distribution facilities, and the success of Direct depends on the timely delivery of merchandise to our customers. Independent third party transportation companies deliver our merchandise to our stores and to our customers. Some of these third parties employ personnel represented by a labor union. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our brand and excess inventory. Timely receipt of merchandise by our stores and our customers may also be affected by factors such as inclement weather, natural disasters, accidents, system failures and acts of terrorism. We may respond by increasing markdowns or initiating marketing promotions, which would decrease our gross profits and net income.

Interruption in our foreign sourcing operations could disrupt production, shipment or receipt of our merchandise, which would result in lost sales and could increase our costs.

In fiscal 2007, approximately 96% of our merchandise was sourced from foreign factories. In particular, approximately 73% of our merchandise was sourced from China, Hong Kong and Macau. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, currency and exchange risks, disruption of imports by labor disputes and local business practices.

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

Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. In fiscal 2007, approximately 10% of our selling, general and administrative expenses were attributable to such costs. In May 2007, the U.S. Postal Service implemented a postal rate increase of approximately 5%. We anticipate a similar rate increase in 2008. In response to any future increases in mailing costs, we may consider reducing the number and size of certain catalog editions. In addition, we rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly, and our future paper costs are subject to supply and demand forces that we cannot control. Future additional increases in postal rates or in paper or printing costs would reduce our profitability to the extent that we are unable to pass those increases directly to customers or offset those increases by raising selling prices or by reducing the number and size of certain catalog editions.

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

Our customer call center and Direct’s order fulfillment operations are housed together in a single facility, while distribution operations for J.Crew retail and factory stores are housed in another single facility. Although we maintain back-up systems for these facilities, they may not be able to prevent a significant interruption in the operation of these facilities due to natural disasters, accidents, failures of the inventory locator or automated packing and shipping systems we use or other events. In addition, we have identified the need to expand and upgrade our operations and systems in order to support recent and expected future growth. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

We are subject to customs, advertising, consumer protection, privacy, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs.

We are subject to numerous regulations, including customs, truth-in-advertising, consumer protection, privacy and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. If these regulations were to change or were violated by our management, employees, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability.

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

Our Internet operations are an increasingly substantial part of our business, representing approximately 22% of our revenues in fiscal 2007. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce Internet sales and damage our brand’s reputation.

We have taken over certain portions of our information systems needs that were previously outsourced to a third party and are making upgrades to our information systems. We may take over other outsourced portions of our information systems in the near future. If we are unable to manage these aspects of our information systems or the planned upgrades, our receipt and delivery of merchandise could be disrupted, which could result in a decline in our sales.

Our debt may limit the cash flow available for our operations and place us at a competitive disadvantage and may limit our ability to pursue our expansion plans.

As of February 2, 2008, we had total debt of approximately $125.0 million. Our indebtedness may:

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

The terms of our indebtedness contain, and our future indebtedness may contain, various restrictive covenants that limit our management’s discretion in operating our business. In particular, these agreements include, or may include, covenants relating to limitations on:

•	capital expenditures

•	dividends on, and redemptions and repurchases of, capital stock,

•	payments on subordinated debt,

•	liens and sale-leaseback transactions,

•	loans and investments,

•	debt and hedging arrangements,

•	mergers, acquisitions and asset sales,

•	transactions with affiliates, and

•	changes in business activities conducted by us and our subsidiaries.

In addition, our indebtedness may require us, under certain circumstances, to maintain certain financial ratios. It also limits our ability to make capital expenditures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” and “MD&A-Term Loan.”

Compliance with these covenants and these ratios may prevent us from pursuing opportunities that we believe would benefit our business, including opportunities that we might pursue as part of our plans to expand our store base, our product offerings and sales channels.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We are headquartered in New York City. Our headquarter offices are leased under a lease agreement expiring in 2012, with an option to renew thereafter. We also have entered into a lease for additional corporate office space in New York City which expires in 2012 with an option to terminate early. We own two facilities: a 262,000 square foot customer contact call center, order fulfillment and distribution center in Lynchburg, Virginia and a 282,000 square foot distribution center in Asheville, North Carolina. We also lease a 63,700 square foot facility in Lynchburg, Virginia under a lease agreement expiring in April 2011, with an option to renew thereafter.

As of February 2, 2008, we operated 199 retail stores, including four crewcuts and six Madewell stores, and 61 factory stores in 40 states and the District of Columbia. All of the retail and factory stores are leased from third parties and the leases historically have in most cases had terms of 5 to 15 years. A portion of our leases have options to renew for periods typically ranging from five to ten years. Generally, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. Excluding our stores and headquarter offices, all of our properties, whether owned or leased, are subject to liens or security interests under our credit facility.

The table below sets forth the number of retail and factory stores, including crewcuts and Madewell stores, operated by us in the United States as of February 2, 2008.

	Retail Stores	Factory Stores	Total Number of Stores
Alabama	2	1	3
Arizona	4	—	4
California	27	6	33
Colorado	3	3	6
Connecticut	7	2	9
Delaware	—	1	1
Florida	11	6	17
Georgia	5	2	7
Illinois	8	1	9
Indiana	1	2	3
Iowa	1	—	1
Kansas	1	—	1
Kentucky	2	—	2
Louisiana	2	—	2
Maine	—	2	2
Maryland	5	1	6
Massachusetts	10	2	12
Michigan	7	2	9
Minnesota	4	—	4
Missouri	2	1	3
Nebraska	1	—	1
Nevada	3	1	4
New Hampshire	1	2	3
New Jersey	13	3	16
New Mexico	1	—	1
New York	18	4	22
North Carolina	5	1	6
Ohio	6	1	7
Oklahoma	2	—	2
Oregon	3	—	3
Pennsylvania	10	4	14
Rhode Island	1	—	1
South Carolina	2	2	4
Tennessee	3	1	4
Texas	12	5	17
Utah	2	—	2
Vermont	1	1	2
Virginia	5	2	7
Washington	3	1	4
Wisconsin	3	1	4
District of Columbia	2	—	2

Total	199	61	260

ITEM 3.	LEGAL PROCEEDINGS.

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

No matters were submitted to a vote of security holders during the quarter ended February 2, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been traded on the New York Stock Exchange under the symbol “JCG” since June 28, 2006. Prior to that time there was no public market for our stock. The following table sets forth the high and low sale prices of our common stock as reported on the New York Stock Exchange:

Market Information

	Fiscal 2006		Fiscal 2007
	High	Low	High	Low
First Quarter(1)	$—	$—	$43.05	$33.50
Second Quarter(1)	$27.93	$24.00	$57.17	$38.06
Third Quarter	$33.30	$24.57	$56.43	$33.69
Fourth Quarter	$43.56	$30.24	$51.96	$34.03

(1)	Prior to June 28, 2006, there was no public market for our stock.

Record Holders

As of March 5, 2008, there were 48 record holders of our common stock.

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

	28-Jun-06	28-Jul-06	27-Oct-06	02-Feb-07	04-May-07	03-Aug-07	02-Nov-07	01-Feb-08
J.Crew Group, Inc.	$100	$111	$132	$156	$165	$192	$155	$195
S&P 500 Stock Index	$100	$103	$111	$117	$122	$116	$122	$113
S&P Retail Index	$100	$95	$111	$117	$116	$105	$99	$95

All amounts rounded to the nearest dollar.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The selected historical consolidated financial data for each of the years in the three-year period ended February 2, 2008 and as of February 2, 2008 have been derived from our audited consolidated financial statements included elsewhere herein. The selected historical consolidated financial data for each of the years in the two-year period ended January 29, 2005 have been derived from our audited consolidated financial statements which are not included herein. The consolidated financial statements for each of the years in the five-year period ended February 2, 2008 and as of the end of each such year have been audited.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included herein.

	Year Ended(1)
	January 31, 2004	January 29, 2005	January 28, 2006	February 3, 2007	February 2, 2008
	(in thousands, except per share data)
Income Statement Data
Revenues	$689,965	$804,216	$953,188	$1,152,100	$1,334,723
Cost of goods sold(2)	440,276	478,829	555,192	651,748	746,180

Gross profit	249,689	325,387	397,996	500,352	588,543
Selling, general and administrative expense	280,464	287,745	318,499	374,738	416,064

Income (loss) from operations	(30,775)	37,642	79,497	125,614	172,479
Interest expense, net	63,844	87,571	72,903	43,993	11,224
(Gain) loss on debt refinancing	(41,085)	49,780	—	10,039	—
Insurance proceeds	(3,850)	—	—	—	—
Provision (benefit) for income taxes	500	600	2,800	(6,200)	64,180

Net income (loss)	(50,184)	(100,309)	3,794	77,782	97,075
Preferred stock dividends	(26,260)	(13,456)	(13,456)	(6,141)	—

Net income (loss) applicable to common shareholders	$(76,444)	$(113,765)	$(9,662)	$71,641	$97,075

Net income (loss) per share
Basic	$(3.31)	$(4.82)	$(0.39)	$1.61	$1.61
Diluted	$(3.31)	$(4.82)	$(0.39)	$1.49	$1.52
Weighted average shares outstanding
Basic	23,088	23,626	24,472	44,558	60,346
Diluted	23,088	23,626	24,472	48,039	63,748

	As of
	January 31, 2004	January 29, 2005	January 28, 2006	February 3, 2007	February 2, 2008
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$49,650	$23,647	$61,275	$88,900	$131,510
Working capital	46,217	12,168	72,657	117,100	138,049
Total assets	297,611	278,194	337,321	428,066	535,596
Total long-term debt and preferred stock	609,440	669,733	724,667	200,000	125,000
Stockholders’ equity (deficit)	(468,066)	(581,712)	(587,843)	5,620	140,322

(1)	J.Crew’s fiscal year ends on the Saturday closest to January 31. Fiscal years ended January 31, 2004 (Fiscal 2003), January 29, 2005 (Fiscal 2004), January 28, 2006 (Fiscal 2005) and February 2, 2008 (Fiscal 2007) consisted of 52 weeks, while the fiscal year ended February 3, 2007 (Fiscal 2006) consisted of 53 weeks.
(2)	Includes buying and occupancy costs.

	Year Ended(1)
	January 31, 2004	January 29, 2005	January 28, 2006	February 3, 2007	February 2, 2008
	(in thousands except percentages; numbers of stores; catalog pages; and per square foot data)
Operating Data
Revenues
Stores	$487,092	$579,793	$670,447	$808,542	$914,810
Direct
Internet	111,653	121,954	159,812	218,659	293,330
Catalog	61,883	76,548	93,870	89,952	84,114
Other(2)	29,337	25,921	29,059	34,947	42,469

Total revenues	$689,965	$804,216	$953,188	$1,152,100	$1,334,723

Stores:
Sales per gross square foot (52 week basis)	$338	$400	$457	$526	$573
Number of stores open at end of period	196	197	203	227	260
Comparable stores sales change(3)	(2.5)%	16.4%	13.4%	13.0%	5.6%
Direct:
Number of catalogs circulated	53,000	50,000	55,000	50,000	49,000
Number of pages circulated (in millions)	5,800	5,400	6,100	5,400	5,300
Depreciation and amortization	$43,075	$37,061	$33,461	$33,525	$34,140
Capital expenditures:
New store openings	$5,663	$5,910	$8,243	$21,277	$38,313
Other(4)	4,245	7,521	13,695	24,654	42,305

Total capital expenditures	$9,908	$13,431	$21,938	$45,931	$80,618

(1)	The fiscal year ended February 3, 2007 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.
(2)	Consists primarily of shipping and handling fees.
(3)	Comparable store sales includes net sales at stores open at least twelve months (52 week basis).
(4)	Consists primarily of expenditures on store remodels, information technology, warehouse expansion and warehouse equipment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes our consolidated operating results, financial condition and liquidity during the three-year period ended February 2, 2008. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2007, 2006 and 2005 ended on February 2, 2008, February 3, 2007 and January 28, 2006, respectively. Fiscals 2007 and 2005 consisted of 52 weeks each, while fiscal 2006 consisted of 53 weeks. The extra week in fiscal 2006 was reflected in the fourth quarter. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

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

On the basis of data collected on our Internet channel customers, we believe our customer base consists primarily of affluent, college-educated and professional and fashion-conscious women and men. As of February 2, 2008, we operated 199 retail stores, including four crewcuts and six Madewell stores, and 61 factory stores throughout the United States.

The following is a brief summary of fiscal 2007 highlights:

•	Revenues totaled $1,334.7 million, reflecting a 16% increase over prior year revenues of $1,152.1 million.

•	Comparable store sales increased 6%. Realigning last year’s retail calendar to be consistent with this year’s fiscal period did not change comparable store sales.

•	Direct net sales increased 22% to $377.4 million.

•	Income from operations increased 37% to $172.5 million, or 12.9% of revenues.

•	Aggregate voluntary prepayments of $75.0 million were made under the Term Loan.

•	We opened 21 and closed four J.Crew retail stores; opened 10 J.Crew factory stores, two crewcuts standalone stores and four Madewell stores.

We have two primary sales channels: Stores, which consists of our retail, crewcuts, Madewell and factory stores, and Direct, which consists of our catalog and Internet website. The following is a summary of our net sales:

(Dollars in millions)	Fiscal 2005	Fiscal 2006	Fiscal 2007
Stores	$670.4	$808.5	$914.8
Direct	253.7	308.6	377.4

Net sales	$924.1	$1,117.1	$1,292.2

Our recent revenue growth has led to increased selling, general and administrative expenses. The most significant components of these increases were wage costs, particularly at retail and factory stores due primarily to the opening of new stores. We expect these expenses to continue to grow as our business continues to grow.

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

We aggregate our merchandise into four sales categories: women’s, men’s, and children’s apparel, which consist of items of clothing such as shirts, sweaters, pants, dresses, jackets, outerwear and suits; and accessories, which consists of items such as shoes, socks, jewelry, bags, belts and hair accessories.

The approximate percentage of our sales derived from these four categories, based on our internal merchandising systems, is as follows:

	Year Ended
	January 28, 2006	February 3, 2007	February 2, 2008
Apparel
Women’s	65%	65%	66%
Men’s	21%	21%	20%
Children’s	—	1%	1%
Accessories	14%	13%	13%

	100%	100%	100%

Our crewcuts children’s concept was introduced in the first quarter of fiscal 2006 with the opening of 10 shops within our J.Crew retail stores followed by the opening of two stand-alone stores in the third quarter of fiscal 2006. As of February 2, 2008, we operated 34 crewcuts shop-in-shops and four standalone crewcuts stores.

Comparable Store Sales

Comparable store sales reflects net sales at stores that have been open for at least twelve months. Therefore, a store is included in comparable store sales on the first day it has comparable prior year sales. Non-comparable store sales include net sales from new stores that have not been open for twelve months and net sales from closed stores and temporary stores. In fiscal 2006, comparable store sales excluded the impact of the 53rd week.

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

Cyclicality and Seasonality

The industry in which we operate is cyclical, and consequently our revenues are affected by general economic conditions. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence.

Our business is seasonal. As a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually substantially higher in our fourth fiscal quarter, particularly December, as customers make holiday purchases. For example, in fiscal 2007, we realized approximately 30% of our revenues in the fourth fiscal quarter.

Gross Profit

Gross profit is equal to our revenues minus our cost of goods sold. Cost of goods sold includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations (such as rent and utilities) and all shipping costs associated with our Direct business. Our cost of goods sold is substantially higher in the holiday season because cost of goods sold generally increases as revenues increase and cost of goods sold includes the cost of purchasing merchandise that we sell to generate revenues. Cost of goods sold also generally changes as we expand or contract our store base and incur higher or lower store occupancy and related costs. The primary drivers of the costs of individual goods are the costs of raw materials and labor in the countries where we source our merchandise. Gross margin measures gross profit as a percentage of our revenues.

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

Results of Operations

The following table presents, for the periods indicated, our operating results as a percentage of revenues as well as selected store data:

	Fiscal Year Ended
	January 28, 2006	February 3, 2007	February 2, 2008
Revenues	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs(1)	58.2	56.6	55.9

Gross profit(1)	41.8	43.4	44.1
Selling, general and administrative expenses(1)	33.4	32.5	31.2

Income from operations	8.3	10.9	12.9
Interest expense, net	7.6	3.8	0.8
Loss on refinancing of debt	—	0.9	—

Income before income taxes	0.7	6.3	12.1
Provision (benefit) for income taxes	0.3	(0.5)	4.8

Net income	0.4%	6.8%	7.3%

	Fiscal Year Ended
	January 28, 2006	February 3, 2007	February 2, 2008
Selected store data:
Number of stores open at end of period	203	227	260
Sales per gross square foot (52 week basis)	$457	$526	$573
Comparable store sales change (52 week basis)	13.4%	13.0%	5.6%

(1)	We exclude a portion of our distribution network costs from the cost of goods sold and include them in selling, general and administrative expenses. Our gross profit therefore may not be directly comparable to that of some of our competitors.

Fiscal 2007 Compared to Fiscal 2006

	Fiscal Year Ended
	February 2, 2008 (Fiscal 2007) (52 weeks)		February 3, 2007 (Fiscal 2006) (53 weeks)		Variance
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentages
Revenues	$1,334.7	100.0%	$1,152.1	100.0%	$182.6	15.8%
Gross profit	588.5	44.1%	500.4	43.4%	88.1	17.6%
Selling, general & administrative expenses	416.1	31.2%	374.7	32.5%	41.4	11.0%
Income from operations	172.5	12.9%	125.6	10.9%	46.9	37.3%
Interest expense, net	11.2	0.8%	44.0	3.8%	(32.8)	(74.5)%
Loss on refinancing of debt	—	—	10.0	0.9%	(10.0)	(100.0)%
Provision (benefit) for income taxes	64.2	4.8%	(6.2)	(0.5)%	70.4	NM
Net income	$97.1	7.3%	$77.8	6.8%	$19.3	24.8%

Revenues

Revenues in fiscal 2007 increased by $182.6 million, or 15.8%, to $1,334.7 million from $1,152.1 million in fiscal 2006. We believe the increase in revenues resulted from the continuing appeal of our expanded product line in both Stores and Direct, the additional number of store locations compared to the prior year and our continuing commitment to customer service. Fiscal 2007 consisted of 52 weeks, as compared to fiscal 2006, which consisted of 53 weeks. The impact of the 53rd week on fiscal 2006 revenues was $12.6 million.

Stores sales increased by $106.3 million, or 13.1%, to $914.8 million in fiscal 2007 from $808.5 million in fiscal 2006. Comparable store sales increased by 5.6% to $838.5 million in fiscal 2007 from $794.3 million in the prior year. Realigning last year’s calendar weeks to be consistent with the current year retail calendar weeks would increase comparable store sales last year to $794.4 million, resulting in a comparable store sales increase of 5.5%. Non-comparable store sales were $76.3 million in fiscal 2007. The impact of the 53rd week on fiscal 2006 store sales was $8.2 million.

Direct sales increased by $68.8 million, or 22.3%, to $377.4 million in fiscal 2007 from $308.6 million in fiscal 2006. We believe this increase is attributable to the factors that drove overall revenue growth. Additionally, a lower return rate accounted for 3.5 percentage points of the increase. We believe the return rate decreased in part because of improvements in fit and quality as well as an increase in the penetration of categories with lower returns. The Direct sales increase reflects an increase in our Internet revenues of $74.6 million, or 34.1%, partially offset by a decrease in our catalog revenues of $5.8 million, or 6.5% as compared to fiscal 2006. We continue to see the ongoing shift of orders to the Internet from our catalog. The impact of the 53rd week on fiscal 2006 direct sales was $3.9 million.

The increase in Stores and Direct sales during fiscal 2007 was primarily driven by an increase in sales of women’s apparel. This increase was largely driven by sales of sweaters, knits and jackets. Sales of men’s apparel and accessories also increased during the year.

Other revenues increased by $7.5 million due primarily to an increase in shipping and handling fees of $6.6 million from $31.3 million in fiscal 2006 to $37.9 million in fiscal 2007 primarily as a result of an increase in orders in the Direct business. The impact of the 53rd week on fiscal 2006 other revenues was $0.5 million.

Gross Profit

In fiscal 2007, gross profit increased by $88.1 million, or 17.6%, to $588.5 million from $500.4 million in fiscal 2006. The change in the components of gross profit were as follows:

(Dollars in millions)
Increase in revenues	$99.1
Increase in gross margin	11.9
Increase in buying and occupancy costs	(22.9)

$88.1

Gross margin increased from 43.4% in fiscal 2006 to 44.1% in fiscal 2007. The increase in gross margin was due primarily to an increase of 90 basis points in merchandise margin expansion, offset by a 20 basis point increase in buying and occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $41.4 million, or 11.0%, to $416.1 million in fiscal 2007 from $374.7 million in fiscal 2006. The increase resulted primarily from:

•	an increase in Direct and Stores operating expenses, primarily payroll and payroll related expenses associated with new stores, of $27.5 million,

•	an increase in expenses related to the Madewell and crewcuts concepts of $4.0 million,

•	an increase in corporate occupancy expenses of $3.4 million attributable to additional office space,

•	an increase in share-based compensation expense of $3.2 million, and

•	severance costs of $2.3 million recorded in connection with the departure of a senior executive.

As a percentage of revenues, selling, general and administrative expenses decreased to 31.2% in fiscal 2007 from 32.5% in fiscal 2006, resulting primarily from the fact that these expenses increased at a slower rate than revenues during fiscal 2007.

Interest Expense, Net

Interest expense, net decreased $32.8 million to $11.2 million in fiscal 2007 from $44.0 million in fiscal 2006. This decrease primarily reflects our lower average outstanding debt in fiscal 2007 resulting from voluntary prepayments under the Term Loan. All debt and preferred stock outstanding at the beginning of fiscal 2006 was redeemed during the second quarter of 2006 with the proceeds of the $285.0 million Term Loan entered into in May 2006 and the issuance of 21.6 million shares of common stock at $20.00 per share in our initial public offering (the “IPO”) in July 2006.

A summary of the components of interest expense, net is as follows:

	Year Ended
	February 3, 2007	February 2, 2008
	(amounts in millions)
Accreted dividends on mandatorily redeemable preferred stock	$20.8	$—
Interest expense related to:
9 3/4% Senior Subordinated Notes due 2014	7.7	—
Term Loan	14.3	11.8
13 1/8% Senior Discount Debentures due 2008	1.1	—
5% Convertible Notes Payable	0.5	—
Other	1.1	1.1
Amortization of deferred financing costs	1.5	2.3

Total interest expense	47.0	15.2
Interest income	(3.0)	(4.0)

Interest expense, net	$44.0	$11.2

Loss on Refinancing of Debt

The loss on refinancing of debt of $10.0 million in fiscal 2006 reflects $4.8 million of tender fees and other expenses and $5.2 million related to the write-off of unamortized deferred financing costs incurred in connection with the redemption in May 2006 of the 9 3/4 % Senior Subordinated Notes due 2014.

Income Taxes

The provision for income taxes in fiscal 2007 and fiscal 2006 is not comparable. The effective tax rate in fiscal 2006 of (8.7)% was not reflective of a normalized rate due to several factors, including (a) preferred stock dividends included in interest expense for financial statement purposes but not deductible for income tax purposes, and (b) the reversal at February 3, 2007 of a valuation allowance which fully reserved net deferred income tax assets.

The income tax provision for fiscal 2007 reflects a more normalized effective tax rate of 39.8%.

Net Income

Net income increased $19.3 million to $97.1 million in fiscal 2007 from $77.8 million in fiscal 2006. This increase was due to an $88.1 million increase in gross profit primarily driven by the 15.8% increase in revenues, a $32.8 million decrease in interest expense, offset by a $41.4 million increase in selling, general and administrative expenses, and a $70.4 million increase in the provision for income taxes. In addition, fiscal 2006 included a $10.0 million loss on refinancing of debt.

Fiscal 2006 Compared to Fiscal 2005

	Fiscal Year Ended
	February 3, 2007 (Fiscal 2006) (53 weeks)		January 28, 2006 (Fiscal 2005) (52 weeks)		Variance
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentages
Revenues	$1,152.1	100.0%	$953.2	100.0%	$198.9	20.9%
Gross profit	500.4	43.4%	398.0	41.8%	102.4	25.7%
Selling, general & administrative expenses	374.7	32.5%	318.5	33.4%	56.2	17.7%
Income from operations	125.6	10.9%	79.5	8.3%	46.1	58.0%
Interest expense, net	44.0	3.8%	72.9	7.6%	(28.9)	(39.7)%
Loss on refinancing of debt	10.0	0.9%	—	—	10.0	100.0%
Provision (benefit) for income taxes	(6.2)	(0.5)%	2.8	0.3%	(9.0)	NM
Net income	$77.8	6.8%	$3.8	0.4%	$74.0	NM

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

Gross Profit

In fiscal 2006, gross profit increased by $102.4 million, or 25.7%, to $500.4 million from $398.0 million in fiscal 2005. The change in the components of gross profit were as follows:

(Dollars in millions)
Increase in revenues	$107.0
Increase in gross margin	6.2
Increase in buying and occupancy costs	(10.8)

$102.4

Gross margin increased from 41.8% in fiscal 2005 to 43.4% in fiscal 2006. The increase in gross margin was due primarily to an increase of 50 basis points in merchandise margins, resulting primarily from a decrease in markdowns in the second half of fiscal 2006 and a 110 basis point decrease in buying and occupancy costs as a percentage of revenues resulting from the fact that buying and occupancy costs increased at a lower rate than revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $56.2 million, or 17.7%, to $374.7 million in fiscal 2006 from $318.5 million in fiscal 2005. The increase resulted primarily from:

•	an increase in Direct and Stores variable operating expenses of $22.3 million,

•	an increase in incentive compensation expense of $8.3 million,

•	an increase in consulting expenses of $5.7 million,

•	an increase in expenses related to the Madewell and crewcuts businesses of $6.3 million, and

•	the impact of the adoption of SFAS 123(R) for the accounting of stock based compensation expense of $2.9 million was not applicable in fiscal 2005.

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

Interest Expense, Net

Interest expense, net decreased by $28.9 million to $44.0 million in fiscal 2006 from $72.9 million in fiscal 2005, as a result of the decrease in long-term debt from $631.9 million at February 3, 2007 to $200.0 million at February 2, 2008. All outstanding debt at the beginning of fiscal 2006 was redeemed in the second quarter of fiscal 2006 with the proceeds of the $285.0 million Term Loan in May 2006 and the proceeds from the IPO in July 2006, or was converted into common stock. In fiscal 2006, we made voluntary prepayments of $85.0 million on the Term Loan.

A summary of the components of interest expense, net is as follows:

	Year Ended
(Dollars in millions)	January 28, 2006	February 3, 2007
Accreted dividends on mandatorily redeemable preferred stock	$40.3	$20.8
Interest expense related to:
9 3/4% Notes	26.8	7.7
Term Loan	—	14.3
13 1/8% Debentures	2.8	1.1
5.0% Notes Payable	1.2	0.5
Amortization of deferred financing costs	1.1	1.5
Other	1.3	1.1

Total interest expense	73.5	47.0
Interest income	(0.6)	(3.0)

Interest expense, net	$72.9	$44.0

Loss on Refinancing of Debt

The loss on refinancing of debt of $10.0 million reflects $4.8 million of tender fees and other expenses and $5.2 million related to the write off of unamortized deferred financing costs incurred in connection with the redemption of the 9 3/4% Notes in May 2006.

Income Taxes

The Company’s effective tax rate was (8.7)% in fiscal 2006 compared with 42.4% in fiscal 2005. The effective rate was not normal in each of the fiscal years due to several factors, including (a) preferred stock dividends includable in interest expense for financial statement purposes but not deductible for income tax purposes, and (b) the establishment of a valuation allowance in fiscal 2003—which continued through fiscal 2005—to fully reserve our deferred income tax assets, which meant that significant federal and state net operating loss carryovers were not recognized for financial statement purposes until they were utilized in our tax returns. At February 3, 2007, we determined that a valuation allowance was no longer necessary to fully reserve our net deferred tax assets, and accordingly, a deferred tax benefit of $10.9 million was recognized as reduction of the income tax provision in fiscal 2006.

Net Income

Our net income for fiscal 2006 was $77.8 million compared to $3.8 million in fiscal 2005. The increase in net income of $74.0 million was primarily attributed to:

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

Operating Activities

	Year Ended
	January 28, 2006	February 3, 2007	February 2, 2008
	(in millions)
Net income	$3.8	$77.8	$97.1
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	33.5	33.5	34.1
Accreted dividends on redeemable preferred stock	40.3	20.8	—
Non-cash interest	2.2	2.0	2.3
Loss on refinancing of debt	—	10.0	—
Deferred income taxes	—	(10.9)	8.1
Excess tax benefit from share based compensation	—	(12.9)	(22.2)
Share based compensation	0.8	3.8	7.0
Changes in inventories	(28.1)	(24.5)	(17.9)
Changes in accounts payable and other current liabilities	10.1	14.6	38.2
Other changes in operating assets and liabilities	(5.8)	6.7	21.5

Net cash provided by operations	$56.8	$120.9	$168.2

Cash provided by operating activities in fiscal 2007 was $168.2 million and consisted of (i) net income of $97.1 million, (ii) adjustments of $29.3 million, and (iii) changes in operating assets and liabilities of $41.8 million due primarily to increases in inventories and accounts payable resulting from anticipated sales increases.

Cash provided by operating activities in fiscal 2006 was $120.9 million and consisted of (i) net income of $77.8 million, (ii) adjustments of $46.3 million, reduced by (iii) an increase in working capital of $3.2 million. The increase in working capital consisted primarily of an increase of $24.5 million in inventories as a result of seasonal sales increases in the fourth quarter reduced by an increase in accounts payable and other current liabilities of $14.6 million. The increase in accounts payable and other current liabilities resulted primarily from increases in customer liabilities and accrued compensation.

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

Investing Activities

Capital expenditures were $80.6 million in fiscal 2007, $45.9 million in fiscal 2006, and $21.9 million in fiscal 2005. Capital expenditures for the opening of new stores were $38.3 million in fiscal 2007, $21.3 million in fiscal 2006, and $8.2 million in fiscal 2005. The remaining capital expenditures in each period were for store renovation and refurbishment programs, and investments in information systems and distribution center initiatives. Capital expenditures are planned at approximately $80 to $85 million for the 2008 fiscal year, including $35 to $40 million for new stores and $20 to $25 million for information technology enhancements and the remainder for store renovations and refurbishments and general corporate purposes.

Financing Activities

	Year Ended
	January 28, 2006	February 3, 2007	February 2, 2008
	(in millions)
Initial public offering of 21.6 million shares of common stock, net of expenses of $29.7 million	$—	$402.8	$—
Redemption of preferred stock	—	(358.3)	—
Proceeds from issuance of new debt, net of costs incurred	—	276.5	—
Repayment of debt	—	(386.5)	(75.0)
Proceeds from share based compensation plans	2.7	5.2	9.6
Excess tax benefit from share based compensation	—	12.9	22.2
Repurchase of common stock	—	—	(0.5)
Costs incurred in connection with amended and restated credit agreement	—	—	(1.3)

Net cash provided by (used in) financing activities	$2.7	$(47.4)	$(45.0)

Cash used in financing activities was $45.0 million in fiscal 2007 resulting from the voluntary prepayments on the Term Loan, offset primarily by proceeds and tax benefits from share based compensation plans.

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

Cash provided by financing activities was $2.7 million in fiscal 2005 resulting from the exercise of stock options.

Credit Facility

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

There was $156.7 million available in borrowings under the Credit Facility at February 2, 2008 based on the factors described above. There were no borrowings outstanding in fiscal 2007, 2006 or fiscal 2005.

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

The Company is required to make the following annual principal payments: (i) 1% of the original principal balance of the Term Loan due quarterly and (ii) an amount equal to 50% of excess cash flow, as defined in the agreement, due within 90 days of the fiscal year-end. In fiscal 2006, the Company made aggregate voluntary prepayments of $85.0 million. In fiscal 2007, the Company made additional voluntary prepayments of $75.0 million. Aggregate voluntary prepayments are in excess of the required principal payments.

As of February 2, 2008, the amount outstanding under the Term Loan was $125.0 million. Borrowings bear interest, at our option, at the base rate plus margin of 0.75% or at LIBOR plus a margin of 1.75% per annum, payable quarterly. All borrowings will mature on May 15, 2013.

The IPO and Related Transactions in Fiscal 2006

On July 3, 2006, we completed the IPO of our common stock, issuing 21,620,000 shares of our common stock at a price of $20.00 per share and realizing net proceeds of $402.8 million.

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

•	on July 12, 2006, we made a $35.0 million voluntary prepayment of the borrowings under the Term Loan,

•	on July 13, 2006, TPG purchased from us, at the IPO price of $20.00 per share, 3,673,729 shares of our common stock (the “TPG Subscription”),

•

on July 13, 2006, we redeemed all outstanding $92.8 million liquidation value of our 14 1/2% Series A Cumulative Preferred Stock (plus accrued and unpaid dividends of $227.0 million) with a portion of the net proceeds of the IPO and the TPG Subscription, and

•

on July 13, 2006, we redeemed all outstanding $32.5 million liquidation value of our 14 1/2% Series B Cumulative Redeemable Preferred Stock (plus accrued and unpaid dividends of $79.5 million) with a portion of the net proceeds of the IPO.

Outlook

Our short-term and long-term liquidity needs arise primarily from principal and interest payments on our indebtedness, capital expenditures associated with our expansion plans and growth strategy and working capital requirements. Management anticipates that capital expenditures in fiscal 2008 will be approximately $80 to $85 million, primarily for opening new stores, information technology enhancements, store renovations and refurbishments and general corporate purposes. As of February 2, 2008, we were permitted to borrow $156.7 million under the Credit Facility. Our annual debt service obligations will change by $1.25 million per year for each 1.0% change in the average interest rate we pay, based on the $125.0 million balance of variable interest rate debt outstanding at February 2, 2008. Management believes that our current cash position, cash flow from operations and availability under the Credit Facility will be adequate to finance working capital needs, planned capital expenditures and debt service obligations for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under our debt agreements depends on our future financing activities, our future operating performance and our future cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. We expect to use cash from operating activities and short-term borrowings under the Credit Facility primarily to maintain our business, implement our expansion plans and further implement our growth strategy.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit as required to secure certain of our obligations, including insurance programs and duties related to import purchases. As of February 2, 2008, we had the following obligations under letters of credit in future periods.

Letters of Credit	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Standby	$7.0	$—	$—	$—	$7.0
Documentary	36.3	36.3	—	—	—

	$43.3	$36.3	$—	$—	$7.0

Contractual Obligations

The following table summarizes our contractual obligations as of February 2, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Long-term debt obligations(1)	$125.0	$—	$—	$—	$125.0
Interest on long term debt(2)
Operating lease obligations(3)	453.7	72.5	135.3	102.8	143.1
Unrecognized tax benefits(4)
Purchase obligations:
Inventory commitments	333.9	333.9	—	—	—
Employment agreements	3.8	1.2	1.4	1.2	—
Other	10.6	1.4	3.0	3.2	3.0

Total purchase obligations	348.3	336.5	4.4	4.4	3.0

Total	$927.0	$409.0	$139.7	$107.2	$271.1

(1)	Mandatory principal payment requirements are based on annual excess cash flows. Aggregate voluntary prepayments are in excess of the required principal payments.
(2)	The Term Loan bears interest at a floating rate of LIBOR + 1.75% or the base rate +0.75%. As of February 2, 2008, annual interest expense related to the Term Loan is expected to be approximately $6.0 million.
(3)	Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Operating lease obligations do not include common area maintenance, insurance, taxes and other occupancy costs, which constitute approximately an additional 50% of the minimum lease obligations.
(4)	As of February 2, 2008, the Company has $7.6 million in unrecognized tax benefits, which are included in other liabilities on the consolidated balance sheet. While these tax liabilities may result in future cash outflows, management cannot make reliable estimates of the cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning February 1, 2009. The Company has not yet determined the impact, if any, from the adoption of this new accounting standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning February 3, 2008. The adoption of SFAS No. 159 will not impact the financial condition or results of operations of the Company.

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

•

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

•

We license our trademark and know-how to Itochu Corporation in Japan, for which we receive percentage royalty fees. We defer recognition of advance royalty payments and recognize royalty revenue when sales entitling us to royalty revenue occur.

•	Employee discounts are classified as a reduction of revenue.

•

We account for gift cards by recognizing a liability at the time a gift card is sold, and recognizing revenue at the time the gift card is redeemed for merchandise. We review our gift card liability on an ongoing basis and recognize our estimate of the unredeemed gift card liability on a ratable basis over the estimated period of redemption. We defer revenue and recognize a liability for gift cards issued in connection with our customer loyalty program. Any unredeemed loyalty gift cards are recognized as income in the period in which they expire.

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

Deferred Catalog Costs

The costs associated with direct response advertising, which consist primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream of the catalog mailings, which we currently estimate to be approximately three months. The expected future revenue stream is determined based on historical revenue trends developed over an extended period of time. If the current revenue streams were to diverge from the expected trend, our amortization of deferred catalog costs would be adjusted accordingly.

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

Management believes it is more likely than not that forecasted income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, a valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined unrealizable, any valuation allowance would be reversed into income in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectation could have a material impact on the Company’s results of operations and financial position.

On February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. This interpretation requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

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

We have a licensing agreement in Japan that provides for royalty payments in yen based on sales of J.Crew merchandise. We have entered into forward foreign exchange contracts from time to time in order to minimize this risk. At February 2, 2008, there were no forward foreign exchange contracts outstanding.

We also enter into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at February 2, 2008 were $43.3 million, including $7.0 million of standby letters of credit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Index to Financial Statements”, which is located on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008 and concluded that it is effective. The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report appears herein on page F-3.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information set forth in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of management as set forth in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement for the 2008 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules. See “Index to Financial Statements” which is located on page F-1 of this report.

(b)	Exhibits. See the exhibit index which is included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. CREW GROUP, INC.

Date: March 26, 2008	By:	/s/ MILLARD S. DREXLER
Millard S. Drexler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 26, 2008.

Signature	Title

/s/ MILLARD S. DREXLER Millard S. Drexler	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)

/s/ JAMES SCULLY James Scully	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Mary Ann Casati	Director

* Jonathan Coslet	Director

* James Coulter	Director

* David House	Director

* Steve Grand-Jean	Director

* Heather Reisman	Director

* Stuart Sloan	Director

* Josh Weston	Director

*By:	/s/ JAMES SCULLY
James Scully, Attorney-in-Fact

J. Crew Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J.Crew Group, Inc.:

We have audited the accompanying consolidated balance sheets of J.Crew Group, Inc. and subsidiaries (“Group”) as of February 3, 2007 and February 2, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended February 2, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Group as of February 3, 2007 and February 2, 2008 and the results of its operations and its cash flows for each of the years in the three-year period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Group’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 26, 2008 expressed an unqualified opinion on the effectiveness of Group’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, effective January 29, 2006, Group adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” Also, as discussed in Note 15 to the consolidated financial statements, effective February 4, 2007, Group adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

/s/ KPMG LLP

New York, New York

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J. Crew Group, Inc.:

We have audited J. Crew Group, Inc. and subsidiaries’ (“Group”) internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Group’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Group maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group as of February 3, 2007 and February 2, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended February 2, 2008, and our report dated March 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 26, 2008

J.CREW GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	February 3, 2007	February 2, 2008
Assets
Cash and cash equivalents	$88,900	$131,510
Merchandise inventories	140,670	158,525
Prepaid expenses and other current assets	30,728	33,293
Refundable income taxes	8,600	9,794
Deferred income taxes, net	8,200	—

Total current assets	277,098	333,122

Property and equipment—at cost	252,491	305,014
Less accumulated depreciation and amortization	(130,677)	(136,722)

	121,814	168,292

Deferred income taxes, net	15,600	20,188
Other assets	13,554	13,994

Total assets	$428,066	$535,596

Liabilities and Stockholders’ Equity
Accounts payable	$77,836	$101,277
Other current liabilities	76,666	91,414
Federal and state income taxes	5,496	—
Deferred income taxes, net	—	2,382

Total current liabilities	159,998	195,073

Deferred credits	62,448	67,600
Long-term debt	200,000	125,000
Other liabilities	—	7,601
Stockholders’ equity:
Common stock $.01 par value; authorized 200,000,000 shares; issued 61,114,458 and 62,823,940 shares; outstanding 59,879,731 and 61,574,862 shares	611	628
Additional paid-in capital	515,348	554,127
Accumulated deficit	(507,653)	(411,208)
Treasury stock, at cost (1,234,727 and 1,249,078 shares)	(2,686)	(3,225)

Total stockholders’ equity	5,620	140,322

Total liabilities and stockholders’ equity	$428,066	$535,596

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended(1)
	January 28, 2006	February 3, 2007	February 2, 2008
Revenues:
Net sales	$924,129	$1,117,153	$1,292,254
Other	29,059	34,947	42,469

	953,188	1,152,100	1,334,723
Cost of goods sold, including buying and occupancy costs	555,192	651,748	746,180

Gross profit	397,996	500,352	588,543
Selling, general and administrative expenses	318,499	374,738	416,064

Income from operations	79,497	125,614	172,479
Interest expense-net of interest income of $584, $3,000 and $4,043 in 2005, 2006 and 2007, respectively	72,903	43,993	11,224
Loss on refinancing of debt	—	10,039	—

Income before income taxes	6,594	71,582	161,255
Provision (benefit) for income taxes	2,800	(6,200)	64,180

Net income	3,794	77,782	97,075
Preferred dividends	(13,456)	(6,141)	—

Net income (loss) applicable to common shareholders	$(9,662)	$71,641	$97,075

Net income (loss) per share:
Basic	$(0.39)	$1.61	$1.61

Diluted	$(0.39)	$1.49	$1.52

Weighted average shares outstanding:
Basic	24,472	44,558	60,346

Diluted	24,472	48,039	63,748

(1)	Year ended February 3, 2007 consisted of 53 weeks. Years ended January 28, 2006 and February 2, 2008 consisted of 52 weeks.

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Deferred compensation	Total stockholders’ equity (deficit)

	Shares	Amount
January 29, 2005	26,675,635	$267	$—	$(579,313)	$(2,413)	$(253)	$(581,712)
Net income	—	—	—	3,794	—	—	3,794
Issuance of restricted stock	329,086	3	2,825	(1)	—	(2,827)	—
Restricted stock expense	—	—	—	—	—	556	556
Forfeiture of restricted stock	—	—	—	—	(273)	273	—
Preferred stock dividends	—	—	(6,200)	(7,256)	—	—	(13,456)
Exercise of stock options	752,568	8	2,727	(4)	—	—	2,731
Issuance of stock options	—	—	525	—	—	(525)	—
Stock option expense	—	—	—	—	—	121	121
Non-employee stock option expense	—	—	83	—	—	—	83
Excess tax benefit from exercise of stock options	—	—	40	—	—	—	40

January 28, 2006	27,757,289	278	—	(582,780)	(2,686)	(2,655)	(587,843)

Reclassification of deferred compensation	—	—	—	(2,655)	—	2,655	—
Net income	—	—	—	77,782	—	—	77,782
Issuance of 21,620,000 shares of common stock, net of costs incurred	21,620,000	216	402,558	—	—	—	402,774
Conversion of 5% convertible notes payable	6,729,186	67	23,619	—	—	—	23,686
Redemption of preferred stock	3,673,729	37	73,438	—	—	—	73,475
Issuance of restricted stock	15,000	—	—	—	—	—	—
Stock based compensation	—	—	3,801	—	—	—	3,801
Exercise of stock options	1,319,254	13	5,173	—	—	—	5,186
Preferred stock dividends	—	—	(6,141)	—	—	—	(6,141)
Excess tax benefit from exercise of stock options	—	—	12,900	—	—	—	12,900

February 3, 2007	61,114,458	611	515,348	(507,653)	(2,686)	—	5,620

Adoption of FIN 48	—	—	—	(630)	—	—	(630)
Net income	—	—	—	97,075	—	—	97,075
Issuance of restricted stock	325,000	3	(3)	—	—	—	—
Net settlement of vested restricted stock	—	—	—	—	(539)	—	(539)
Forfeiture of restricted stock	(90,734)	(1)	1	—	—	—	—
Stock based compensation	—	—	6,975	—	—	—	6,975
Issuance of common stock under ASPP	53,893	1	1,819	—	—	—	1,820
Exercise of stock options	1,421,323	14	7,810	—	—	—	7,824
Excess tax benefit from exercise of stock options	—	—	22,177	—	—	—	22,177

February 2, 2008	62,823,940	$628	$554,127	$(411,208)	$(3,225)	$—	$140,322

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands, except for per share data)

	Years Ended
	January 28, 2006	February 3, 2007	February 2, 2008
Cash flows from operating activities:
Net income	$3,794	$77,782	$97,075
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	33,461	33,525	34,140
Amortization of deferred financing costs	1,063	1,460	2,319
Deferred income taxes	—	(10,900)	8,066
Non-cash interest expense (including redeemable preferred stock dividends $40,284 and $20,800 in 2005 and 2006, respectively)	41,478	21,292	—
Share based compensation	760	3,801	6,975
Loss on refinancing of debt	—	10,039	—
Excess tax benefit from share based compensation	—	(12,900)	(22,177)
Changes in operating assets and liabilities:
Merchandise inventories	(28,098)	(24,479)	(17,855)
Prepaid expenses and other current assets	(6,915)	(1,596)	(2,565)
Other assets	326	1,004	(1,475)
Accounts payable and other liabilities	8,921	19,130	43,341
Federal and state income taxes	2,045	2,819	20,386

Net cash provided by operating activities	56,835	120,977	168,230

Cash flow used in investing activities:
Capital expenditures	(21,938)	(45,931)	(80,618)

Cash flow from financing activities:
Proceeds from share-based compensation plans	2,691	5,186	9,644
Excess tax benefit from share-based compensation	40	12,900	22,177
Costs incurred in connection with amended and restated credit agreement	—	—	(1,284)
Repayments and redemption of long-term debt	—	(386,526)	(75,000)
Redemption of preferred stock	—	(358,271)	—
Proceeds from issuance of long-term debt, net of debt issuance costs	—	276,516	—
Proceeds from issuance of common stock, net of underwriting discount and offering costs	—	402,774	—
Repurchase of common stock	—	—	(539)

Net cash provided by (used in) financing activities	2,731	(47,421)	(45,002)

Increase in cash and cash equivalents:	37,628	27,625	42,610
Cash and cash equivalents at beginning of year	23,647	61,275	88,900

Cash and cash equivalents at end of year	$61,275	$88,900	$131,510

Supplemental cash flow information:
Income taxes paid	$366	$1,848	$35,789

Interest paid	$30,362	$26,609	$11,600

Non-cash financing activities:
Dividends on preferred stock charged directly to stockholders’ equity (deficit)	$13,456	$6,141	$—
Conversion of principal amount plus accrued and unpaid interest of 5% notes payable into 6,729,186 shares of common stock	—	23,686	—
Liquidation value of Series A preferred stock converted into 3,673,729 shares of common stock	—	73,475	—

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 28, 2006, February 3, 2007 and February 2, 2008

(Dollars in thousands, unless otherwise indicated)

1. Nature of Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements presented herein are J.Crew Group, Inc. and its wholly-owned subsidiaries (collectively, the Company or Group), which consist of the accounts of J.Crew Group, Inc. and its wholly owned subsidiaries, including J.Crew Intermediate LLC (Intermediate) and J.Crew Operating Corp. (Operating). Intermediate was formed in March 2003 as a limited liability company. Effective May 2003, Group transferred its investment in Operating to Intermediate. On October 11, 2005, Intermediate was merged into J.Crew Group, Inc., and J.Crew Group, Inc. became the direct parent of Operating.

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

The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its sales and operating results generally to be lower in the first and second quarters than in the third and fourth quarters (which includes the holiday season) of each fiscal year.

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

(c) Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years 2005, 2006 and 2007 ended on January 28, 2006, February 3, 2007 and February 2, 2008, respectively. Fiscal years 2005 and 2007 consisted of 52 weeks and fiscal year 2006 consisted of 53 weeks.

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

(e) Revenue Recognition

Revenue is recognized for catalog and Internet sales when merchandise is shipped to customers and at the time of sale for store sales. Shipping terms for catalog and Internet sales are FOB shipping point, and title passes

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the customer at the time and place of shipment. Prices for all merchandise are listed in the Company’s catalogs and website and are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return that are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.” The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date.

A liability is recognized at the time a gift card is sold, and revenue is recognized at the time the gift card is redeemed for merchandise. Revenue is deferred and a liability is recognized for gift cards issued in connection with our customer loyalty program. Any unredeemed loyalty gift cards are recognized as income in the period in which they expire.

Other revenues include the estimated amount of unredeemed gift card liability based on Company specific historical trends, which amounted to $806, $725 and $1,922 in fiscal years 2005, 2006 and 2007, respectively. Furthermore, the Company recorded an adjustment in fiscal 2005 to reverse income of $1,254 recognized on unredeemed gift cards in prior years. In the fourth quarter of fiscal 2005, the Company changed its policy to recognize unredeemed gift cards on a ratable basis over the redemption period, rather than at time of issuance. This change in policy did not have a material effect on the Company’s financial position or statements of operations for the periods presented.

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

(g) Advertising and Catalog Costs

Direct response advertising, which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. The Company accounts for catalog costs in accordance with the AICPA Statement of Position, “Reporting on Advertising Costs” (“SOP 93-7”). SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which was approximately three months for the fiscal years 2005, 2006 and 2007. Deferred catalog costs, included in prepaid expenses and other current assets, as of February 3, 2007 and February 2, 2008 were $6,943 and $7,607 respectively. Catalog costs, which are reflected in selling, general and administrative expenses, for the fiscal years 2005, 2006 and 2007 were $45,234, $43,666 and $45,652 respectively.

All other advertising costs, which are not significant, are expensed as incurred.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h) Deferred Rent and Lease Incentives

Rental payments under operating leases are charged to expense on a straight-line basis after consideration of rent holidays, step rent provisions and escalation clauses. Differences between rental expense and actual rental payments are recorded as deferred rent and included in deferred credits. Rent is expensed from the date of possession. The Company adopted FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” in the fourth quarter of fiscal 2005. Accordingly, rental costs incurred during the construction period will be recognized as rental expense and no longer capitalized. The unamortized balance of capitalized rent upon adoption of FAS 13-1 is amortized over the remaining lease terms (without consideration of option renewal periods).

The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $41,699 and $45,310 at February 3, 2007 and February 2, 2008, respectively.

(i) Stock Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) effective January 29, 2006. Thus the Company measures the cost of employee services received in exchange for equity instruments awards issued based on the grant-date fair value of the awards. The Company recognizes compensation expense for share-based awards such as stock options and time or performance based restricted stock awards on a straight line basis over the requisite service period of the award. Prior to January 29, 2006, the Company accounted for stock based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). No share based employee compensation cost related to stock options was recognized prior to January 29, 2006.

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

The Company capitalizes certain costs (included in fixtures and equipment) related to the acquisition and development of software and amortizes these costs using the straight line method over the estimated useful life of the software, which is three to five years. Certain development costs not meeting the criteria for capitalization are expensed as incurred.

(k) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. Charges of $747 and $550 were incurred in fiscal 2005 and 2006, respectively, to write-down the carrying value of certain long-lived assets. No such charges were incurred in fiscal 2007.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. This interpretation requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

It is the Company’s policy to recognize interest income and expense related to income taxes as a component of interest expense, and penalties as a component of selling, general and administrative expenses.

(m) Segment Information

The Company operates in one reportable business segment. All of the Company’s identifiable assets are located in the United States. Export sales are not significant.

(n) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $76,835 and $113,637 at February 3, 2007 and February 2, 2008, respectively, are stated at cost, which approximates market value.

(o) Operating Expenses

Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations and all shipping and handling and delivery costs associated with our Direct business.

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, certain warehousing expenses—which aggregated $16,276, $19,468 and $22,078 for fiscal years 2005, 2006 and 2007, respectively—administrative payroll, store expenses other than occupancy costs, depreciation and amortization and credit card fees.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p) Debt Issuance Costs

Debt issuance costs (included in other assets) are amortized over the term of the related debt agreements and are included in interest expense-net.

(q) Store Pre-opening Costs

Costs associated with the opening of new stores are expensed as incurred.

(r) Income (Loss) per Share

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

2. Share Based Compensation

At February 2, 2008, the Company had four share-based compensation plans, which are described below:

Amended and Restated 1997 Stock Option Plan

Under the terms of the Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), an aggregate of 3,697,374 shares of Group common stock were allotted for grant to key employees and consultants in the form of non-qualified stock options. The options have terms of seven to ten years and become exercisable over a period of four to five years. Options granted under the 1997 Plan are subject to various conditions, including under some circumstances, the achievement of certain performance objectives.

2003 Equity Incentive Plan

In January 2003, the Board of Directors of Group approved the adoption of the 2003 Equity Incentive Plan (the “2003 Plan”). Under the terms of the 2003 Plan, an aggregate of 9,288,270 shares of Group common stock were allotted for award to key employees and consultants in the form of non-qualified stock options and restricted shares, as follows:

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Equity Incentive Plan

The Board of Directors of Group has approved the adoption of the 2005 Equity Incentive Plan (the “2005 Plan”), which became effective June 27, 2006. Under the terms of the 2005 Plan, an aggregate of 1,900,000 shares of Group common stock were allotted for the issuance of options or other stock based awards to employees, independent contractors, and eligible non-employee directors of Group. Awards may be subject to performance based and/or service based conditions. Stock options are available for issuance at an exercise price representing the fair market value on the date of grant. The options have terms of up to ten years and become exercisable over the period provided in each grant agreement.

2007 Associate Stock Purchase Plan

On December 5, 2006, the Company’s Board of Directors adopted the J.Crew 2007 Associate Stock Purchase Plan (the “ASPP”), which was subsequently approved by shareholders. As adopted, 500,000 shares of common stock are reserved for issuance under the ASPP. Under the ASPP, full time employees are permitted to purchase a limited number of J. Crew common shares at 85% of market value as outlined in the ASPP plan document.

Accounting for Share-Based Payments

Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. In fiscal 2006 and 2007, share-based compensation cost includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards, and time and performance based restricted stock awards on a straight-line basis over the requisite service period of the award.

Prior to January 29, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The following table illustrates the pro-forma effect on net income and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123R to measure stock-based compensation in fiscal 2005:

2005
Net income as reported	$3,794
Share based compensation expense included in reported net income	720
Share based compensation expense determined under fair value method	(1,540)

Pro forma net income	$2,974

Net loss per share:
Basic and Diluted, as reported	$(0.39)

Basic and Diluted, pro forma	$(0.42)

Total share based compensation expense included in the Consolidated Statement of Operations was $0.7 million, $3.8 million and $7.0 million for fiscal 2005, 2006, and 2007, respectively.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	2005	2006	2007
Risk-free interest rates(1)	4.0%	4.8%	4.6%
Dividend yield	—	—	—
Expected volatility(2)	40.0%	40.0%	40.0%
Weighted-average expected term(3) (in years)	6.25	5.63	5.42

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	In 2005 and 2006, volatility was based on average volatility of stock prices of companies in a peer group analysis; and, in July 2007—after the anniversary of the Company’s initial public offering—historical volatility of the Company’s stock price, implied volatility of publicly traded options on the Company’s stock and the average volatility of the stock prices of a peer group.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term was determined using the “simplified method” as allowed by Staff Accounting Bulletin No. 110, “Share-Based Payment.” The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

As of February 2, 2008, there was $16.9 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 2.5 years. The weighted-average grant-date fair value of options granted was $2.74, $12.49, and $17.94 for fiscal, 2005, 2006 and 2007, respectively. The aggregate intrinsic value of stock options exercised was $2.1 million, $30.4 million and $52.5 million for fiscal 2005, 2006 and 2007, respectively.

The following table summarizes stock option activity for fiscal 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at February 3, 2007	8,462	$9.98
Granted	675	40.87
Exercised	(1,421)	5.50
Forfeited	(223)	19.76

Outstanding at February 2, 2008	7,493	$13.32	6.4	$251.6

Exercisable at February 2, 2008	4,917	$9.32	6.1	$184.6

Expected to vest at February 2, 2008	2,439	$20.91	6.9	$63.5

The following table summarizes information about unvested shares for fiscal 2007:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at February 3, 2007	3,895	$11.65
Granted	675	40.87
Vested	(1,797)	2.6
Forfeited	(197)	17.76

Unvested at February 2, 2008	2,576	$20.95

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding as of February 2, 2008:

	Outstanding		Weighted Average Remaining Contractual Term (in years)	Exercisable

Range	Number of options	Weighted Average Exercise price		Number of options	Weighted Average Exercise price
$3.52-$4.41	1,146	$3.54	5.6	961	$3.54
$5.17-$10.76	2,947	$7.41	6.6	1,993	$7.62
$12.91-$18.08	2,092	$12.92	6.3	1,869	$12.92
$20.00-$55.72	1,308	$35.84	6.6	94	$33.24

$3.52-$55.72	7,493	$13.32	6.4	4,917	$9.32

The Company issues new shares upon the exercise of stock options. Cash received from share based compensation plans was $2.7 million, $5.2 million and $9.6 million for fiscal 2005, 2006, and 2007, respectively.

Certain employees and directors have been awarded restricted stock under the 2003 Plan and the 2005 Plan. The restricted stock vests primarily over a period of four to five years. Compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense associated with restricted stock was $0.7 million, $0.8 million, and $1.3 million for fiscal 2005, 2006, and 2007 respectively. As of February 2, 2008, there was $6.9 million of unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over the remaining weighted-average vesting period of 2.5 years. The total intrinsic value of restricted shares vested during fiscal 2005, 2006, and 2007 was $1.6 million, $21.3 million, and $6.6 million, respectively.

In 2007, the Company granted market based restricted stock that vests if a certain predefined shareholder return threshold is met within a set performance period from the grant date. The fair value of market based awards was estimated at the date of grant using a Monte Carlo Simulation valuation model with the following weighted average assumptions:

2007
Risk-free interest rates(1)	4.4%
Dividend yield	—
Expected volatility(2)	41.2%
Weighted-average performance period (in years)	3

The following table summarizes restricted share activity for fiscal 2007:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Outstanding at February 3, 2007	648	$4.59
Granted	325	23.09
Vested	(176)	2.12
Forfeited	(91)	11.70

Outstanding at February 2, 2008	706	$13.08

Shares available for the issuance of stock options or other stock based awards under our share-based compensation plans were 850,672 at February 2, 2008.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4. Property and Equipment

Property and equipment, net consists of:

	February 3, 2007	February 2, 2008
Land	$1,710	$1,710
Buildings and improvements	8,498	15,445
Fixtures and equipment	55,532	64,137
Leasehold improvements	175,536	190,944
Construction in progress	11,215	32,778

	252,491	305,014
Less accumulated depreciation and amortization	(130,677)	(136,722)

	$121,814	$168,292

5. Other Current Liabilities

Other current liabilities consist of:

	February 3, 2007	February 2, 2008
Customer liabilities	$22,305	$28,463
Taxes, other than income taxes	4,938	4,926
Accrued interest	159	191
Accrued occupancy	2,834	3,030
Reserve for sales returns	6,221	7,140
Accrued compensation	17,149	19,804
Other	23,060	27,860

	$76,666	$91,414

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Lines of Credit

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

There was $156.7 million available for borrowings under the Credit Facility at February 2, 2008. There were no borrowings outstanding in fiscal 2007, 2006 or fiscal 2005.

Outstanding letters of credit established primarily to facilitate international merchandise purchases at February 3, 2007 and February 2, 2008 amounted to $68,500 and $43,300 respectively.

7. Long-Term Debt

Long-term debt consists of the following:

	February 3, 2007	February 2, 2008
Term loan	$200,000	$125,000
Less current portion	—	—

Total long-term debt	$200,000	$125,000

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company is required to make the following annual principal payments: (i) 1% of the original principal balance of the Term Loan due quarterly and (ii) an amount equal to 50% of excess cash flow, as defined in the agreement, due within 90 days of the fiscal year-end. The Company made aggregate voluntary prepayments of $85.0 and $75.0 million in fiscal 2006 and 2007, respectively. Aggregate voluntary prepayments are in excess of the required principal payments.

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

9. Income (Loss) per Share

The calculation of basic net income (loss) per share and diluted net income (loss) per share is presented below:

	2005	2006	2007
	($ in thousands, except per share amounts)
Net income	$3,794	$77,782	$97,075
Preferred stock dividends	(13,456)	(6,141)	—

Net income (loss) applicable to common shareholders	$(9,662)	$71,641	$97,075

Income (Loss) per Share:
Basic	$(0.39)	$1.61	$1.61

Diluted	$(0.39)	$1.49	$1.52

Weighted average common shares outstanding:
Basic	24,472	44,558	60,346

Diluted	24,472	48,039	63,748

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of potentially dilutive securities excluded from the calculation of diluted earnings per share were as follows:

	2005	2006	2007
	(amounts in thousands)
Stock options	9,232	78	87
Unvested shares of restricted stock	1,231	—	—
Convertible note payable	6,584	—	—

	17,047	78	87

10. Commitments and Contingencies

(a) Operating Leases

As of February 2, 2008, the Company was obligated under various long-term operating leases for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals.

These operating leases expire on varying dates through 2019. At February 2, 2008 aggregate minimum rentals are as follows:

Fiscal year	Amount
2008	$72,448
2009	$70,000
2010	$65,292
2011	$56,889
2012	$45,963
Thereafter	$143,106

Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

Rent expense for fiscal 2005, 2006 and 2007 was $49,144, $54,694 and $62,662 respectively, including contingent rent, based on store sales, of $2,768, $4,406 and $4,186, respectively.

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

11. Employee Benefit Plan

The Company has a 401(K) Savings Plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company’s contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the 401(K) Savings Plan were $1,428, $1,894 and $2,520 for fiscal 2005, 2006 and 2007, respectively.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. License Agreement

The Company has a licensing agreement through January 2009 with Itochu Corporation, a Japanese trading company. The agreement permits Itochu to distribute J.Crew merchandise in Japan. In February 2008, the Company provided notice that it does not intend to renew this agreement.

The Company earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 2005, 2006 and 2007 was $2,864, $2,776 and $2,589, respectively.

13. Other Revenues

Other revenues consist of the following:

	2005	2006	2007
Shipping and handling fees	$26,430	$31,319	$37,958
Royalties	2,864	2,776	2,589
Other	(235)	852	1,922

	$29,059	$34,947	$42,469

14. Financial Instruments

The fair value of the Company’s long-term debt is estimated to be approximately $200,375 and $116,250 at February 3, 2007 and February 2, 2008, respectively, and is based on current rates offered to the Company for debt of similar maturities or quoted market prices of the same or similar instruments. The carrying amounts of long-term debt were $200,000 and $125,000 at February 3, 2007 and February 2, 2008, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

15. Income Taxes

Group files a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where mandated, state and local tax returns in required jurisdictions. Group and its subsidiaries have entered into a tax sharing agreement providing (among other things) that each of the subsidiaries will reimburse Group for its share of income taxes based on the proportion of such subsidiaries’ tax liability on a separate return basis to the total tax liability of Group.

The following table summarizes the components of the income tax provision (benefit):

	Years Ended
(Dollars in millions)	January 28, 2006	February 3, 2007	February 2, 2008
Current:
Federal	$0.6	$(0.2)	$45.6
State and local	1.9	4.6	10.2
Foreign	0.3	0.3	0.3

	2.8	4.7	56.1
Deferred:
Federal	—	(10.2)	8.0
State and local	—	(0.7)	0.1

	—	(10.9)	8.1

Total	$2.8	$(6.2)	$64.2

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the principal reasons for the difference between the effective tax (benefit) and the U.S. federal statutory income tax (benefit) rate:

	Years Ended
	January 28, 2006	February 3, 2007	February 2, 2008
Federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	19.0	10.1	4.1
Foreign income tax	4.4	—	—
Valuation allowance	(245.8)	(64.5)	—
Adjustment of prior tax accruals	(8.1)	—	—
Non-deductible expenses, primarily preferred dividends	242.6	10.2	—
Other	(4.7)	0.5	0.7

Effective tax rate	42.4%	(8.7)%	39.8%

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are as follows:

(Dollars in millions)	February 3, 2007	February 2, 2008
Deferred tax assets:
Rent	$16.8	$19.2
Federal NOL carryforwards	8.5	—
State and local NOL carryforwards	0.8	—
Reserve for sales returns	2.5	2.8
Credit carryovers	4.1	1.3
Share-based payments	1.5	4.3
State taxes and interest	—	2.7
Other	1.4	1.5

	35.6	31.8
Deferred tax liabilities:
Prepaid catalog and other prepaid expenses	(7.6)	(8.0)
Difference in book and tax basis for property and equipment	(4.2)	(6.0)

	(11.8)	(14.0)

Net deferred income tax assets	$23.8	$17.8

Amounts included in consolidated balance sheets:
Current assets	$8.2	$—
Non-current assets	15.6	20.2
Current liabilities	—	(2.4)

	$23.8	$17.8

In fiscal 2004, the Company established a valuation allowance against its net deferred tax assets. In accordance with SFAS No. 109, “Accounting for Income Taxes,” management continued to reevaluate the necessity of this valuation allowance on an ongoing basis. Due to several factors including significant improvement in results of operations in fiscal 2005 and 2006, and changes in the Company’s debt and equity structure resulting from its initial public offering in July 2006, management determined that the valuation allowance was not necessary at February 3, 2007. As a result of this revaluation, a deferred tax benefit of $10.9

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million was recognized for the year ended February 3, 2007 and stockholders’ equity was increased by $12.9 million relating to the excess tax benefit from share based compensation. Management believes that the net deferred tax asset balance of $17.8 million as of February 2, 2008 is more likely than not to be realized.

On February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a $0.6 million net increase in unrecognized tax benefits with a corresponding decrease in retained earnings. The total effect of the adoption was a $1.7 million increase in our non-current deferred tax assets, a $4.1 million decrease in current income taxes payable to reclassify unrecognized tax benefits to non-current liabilities, a $6.4 million increase in non-current liabilities representing the liability for unrecognized tax benefits including interest, and the previously mentioned $0.6 million decrease to retained earnings.

As of February 2, 2008, the Company has $7.6 million in unrecognized tax benefits (including interest and penalties of $1.0 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $4.3 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

A reconciliation of unrecognized tax benefits is as follows:

(Dollars in millions)
Balance as of February 4, 2007	$5.7
Additions for tax positions taken during current year	2.4
Reductions for tax positions taken during prior years	(0.6)
Settlements	(0.1)
Expirations of statues of limitations	(0.8)

Balance as of February 2, 2008	$6.6

Tax years ending February 2, 2002—February 1, 2003 and January 31, 2004—January 29, 2005 are currently under audit by the IRS. The results of these audits are not expected to have a significant effect on the results of operations or financial position of the Company. Various state and local jurisdiction tax authorities are in the process of examining income tax returns of Group’s subsidiaries for various tax years ranging from 2001 to 2005.

16. Related Party Transaction

On October 20, 2005, the Company, Millard Drexler, Chairman of the Board and Chief Executive Officer and Millard S. Drexler, Inc. entered into a Trademark License Agreement whereby Mr. Drexler granted the Company a thirty-year exclusive, worldwide license to use the Madewell trademark and associated intellectual property rights owned by him (the “Properties”). In consideration for the license, the Company would reimburse Mr. Drexler’s actual costs expended in acquiring and developing the Properties (not to exceed $300,000 in total) (the “Up-Front Fee”) and pay royalties of $1 per year during the term of the license. The Company reimbursed Mr. Drexler $242,300 for actual costs expended in acquiring and developing this mark. The Company also agreed that it would not assign or spin off ownership of the Properties during the term of Mr. Drexler’s employment without his consent other than as part of a sale of the entire company (except that the Company may pledge or hypothecate its interest in the Properties as part of a bank or other financings). Mr. Drexler has further agreed to assign to the Company all of his residual rights in the Properties for no additional consideration if the

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company (a) establishes an operating business unit using the Properties and (b) invests at least $7.5 million in developing the Properties; provided, however, that Mr. Drexler will have no obligation to assign such rights if the Company terminates his employment without cause or he resigns with good reason before the Company meets conditions (a) and (b) above. In addition, if one of the following events occurs prior to his assignment of his residual rights, Mr. Drexler will have the right to terminate the license within the first ninety days of the occurrence of such event: (i) the Company has not made the $7.5 million capital commitment prior to Mr. Drexler’s termination without cause or resignation with good reason, (ii) the Company decides to discontinue its plans to use the licensed trademark and the Company has no bona fide intention to resume such use, or (iii) the Company determines, during Mr. Drexler’s employment and without his consent, to pursue a supplemental product line under any mark other than the licensed trademark of J.Crew. If Mr. Drexler terminates the license he must repay the Up-Front Fee.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning February 3, 2008. The adoption of SFAS No. 159 will not impact the financial condition or results of operations of the Company.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Quarterly Financial Information (Unaudited)

Summarized quarterly financial results for fiscal 2007 and fiscal 2006 follow:

(in thousands, except share related amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007
Total revenues	$297,312	$304,731	$332,744	$399,936
Gross profit	138,538	133,177	151,835	164,993
Net income applicable to common shareholders	$24,649	$20,635	$26,837	$24,954
Income per share:
Basic	$0.41	$0.34	$0.44	$0.41
Diluted	$0.39	$0.32	$0.42	$0.39
Weighted average common shares outstanding:
Basic	59,731	60,316	60,725	60,752
Diluted	63,248	63,806	64,195	64,003

	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter(2)(3)
Fiscal 2006
Total revenues	$240,687	$269,169	$275,575	$366,669
Gross profit	109,394	113,218	127,872	149,868
Net income	7,798	20	26,010	43,954
Preferred dividends	(3,364)	(2,777)	—	—
Net income (loss) applicable to common shareholders	$4,434	$(2,757)	$26,010	$43,954
Income (loss) per share:
Basic	$0.17	$(0.08)	$0.45	$0.75
Diluted	$0.12	$(0.08)	$0.40	$0.71
Weighted average common shares outstanding:
Basic	25,434	36,433	58,036	58,328
Diluted	37,880	36,433	64,657	62,144

(1)	Includes a loss of $10,039 on the refinancing of debt
(2)	Includes 53rd week revenues of $12,600
(3)	Includes a non-recurring tax benefit of $10,900

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
	(in thousands)
Inventory reserve
(deducted from merchandise inventories)
Year ended:
January 28, 2006	$4,483	$3,537	$—	$—	$8,020
February 3, 2007	8,020	—	—	322	7,698
February 2, 2008	7,698	268	—	—	7,966

Allowance for sales returns
(included in other current liabilities)
Year ended:
January 28, 2006	$4,831	$1,385	$—	$—	$6,216
February 3, 2007	6,216	5	—	—	6,221
February 2, 2008	6,221	919	—	—	7,140

(a)	The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period, inventory write-downs and sales returns are charged to the statement of operations as incurred.

EXHIBIT INDEX

Exhibit No.	Document
3.1	Certificate of Incorporation of J.Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	By-laws of J.Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Form of Specimen Common Stock Certificate of J.Crew Group, Inc. Incorporated by reference to Exhibit 4.1 to the S-1/A Registration Statement filed on June 22, 2006.

4.2	Stockholders’ Agreement, dated as of January 24, 2003, among J.Crew Group, Inc., TPG Partners II, L.P. and Millard Drexler. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 3, 2003.

4.3	Form of Amendment No. 1 to Stockholders Agreement, by and among J.Crew Group, Inc., Millard S. Drexler and each of TPG Partners II, L.P., TPG Parallel II, L.P., TPG Investors II, L.P. and TPG 1999 Equity II, L.P. Incorporated by reference to Exhibit 4.5(b) to the S-1/A Registration Statement filed on June 22, 2006.

Material Contracts

10.1	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”). Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on December 28, 2004.

10.2	Amendment No. 1, dated as of October 10, 2005, to the Credit Facility. Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on October 17, 2005.

10.3	Joinder Agreement between the Company and Wachovia Bank, National Association, as Agent under the Credit Facility, dated October 12, 2005. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 18, 2005.

10.4	Amendment No. 2, dated as of May 15, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, a national banking association, in its capacity as administrative agent and collateral agent for lenders (the “Agent”), and Amendment No. 1 to Guarantee, dated as of May 15, 2006, by the borrowers and guarantors in favor of the Agent. Incorporated by reference to Exhibit 10.1(c) to the S-1/A Registration Statement filed on May 16, 2006.

10.5	Amendment No. 3, dated as of May 15, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1(d) to the S-1/A Registration Statement filed on May 16, 2006.

10.6	Amendment No. 4, dated as of June 26, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2006.

Exhibit No.	Document
10.7	Amendment No. 5, dated as of July 10, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc., and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 13, 2006.

10.8	Amendment No. 6, dated as of November 7, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc., and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 9, 2006.

10.9	Second Amended and Restated Credit Agreement, dated as of May 4, 2007, among J. Crew Group, Inc. and certain subsidiaries of J. Crew Group, Inc., as borrowers and guarantors, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent (the “Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 9, 2007.

10.10	Amended and Restated Guaranty, dated as of May 4, 2007, by J. Crew Group, Inc. and certain subsidiaries of J. Crew Group, Inc., as guarantors, in favor of Citicorp USA, Inc., as administrative agent, each lender and each issuer under the Credit Agreement and certain other parties. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 9, 2007.

10.11	Amended and Restated Pledge and Security Agreement, dated as of May 4, 2007, by J. Crew Group, Inc. and certain subsidiaries of J. Crew Group, Inc., as grantors, in favor of Citicorp USA, Inc., as administrative agent. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 9, 2007.

10.12	Amended and Restated J.Crew Group, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended August 3, 2002.

10.13	J.Crew Group, Inc. 2003 Equity Incentive Plan (the “2003 Plan”). Incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended February 1, 2003.

10.14	Amendment No. 1 to the 2003 Plan. Incorporated by reference to Exhibit 10.4(b) to the Form 10-K for the fiscal year ended January 31, 2004.

10.15	Services Agreement, dated January 24, 2003, between the Company, Millard S. Drexler, Inc. and Millard S. Drexler. Incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended February 1, 2003.

10.16	Option Surrender Agreement, dated September 25, 2003, between the Company and Millard S. Drexler. Incorporated by reference to Exhibit 10.9(b) to the Form 10-K for the fiscal year ended January 31, 2004.

10.17	Employment Agreement, dated January 24, 2003, between the Company and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended February 1, 2003.

10.18	Option Surrender Agreement, dated September 25, 2003, between the Company and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.10(b) to the Form 10-K for the fiscal year ended January 31, 2004.

10.19	Separation Agreement and General Release and Waiver, dated January 22, 2008, between J.Crew and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 22, 2008.

10.20	Amended and Restated Employment Agreement, dated March 14, 2008, between the Company and Tracy Gardner. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 19, 2008.

Exhibit No.	Document
10.21	Employment Agreement, dated August 16, 2005, between the Company and James Scully. Incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement filed on August 17, 2005.

10.22	Non-Disclosure, Non-Solicitation and Non-Competition Agreement, dated August 8, 2006, between the Company and Libby Wadle.†

10.23	Amended and Restated Employment Agreement by and among the Company, Operating and Millard S. Drexler dated as of October 20, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2005.

10.24	Trademark License Agreement by and among the Company, Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.25	Registration Rights Agreement dated July 3, 2006 among TPG Partners II, L.P., TPG Parallel II, L.P., TPG Investors II, L.P., TPG 1999 Equity II, L.P. and J.Crew Group Inc. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 3, 2006.

10.26	Credit and Guaranty Agreement, dated as of May 15, 2006, by and among J.Crew Operating Corp., J.Crew Group, Inc. and certain subsidiaries of J.Crew Operating Corp. named as guarantors therein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, Bear Stearns Corporate Lending Inc., as syndication agent, and Wachovia Bank, National Association, as documentation agent (the “Credit and Guaranty Agreement”). Incorporated by reference to Exhibit 10.17 to the S-1/A Registration Statement filed on May 16, 2006.

10.27	Pledge and Security Agreement Term Loan Collateral, dated as of May 15, 2006, by and among J.Crew Operating Corp., J.Crew Group, Inc. and certain subsidiaries of J.Crew Operating Corp. named as grantors therein and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.18 to the S-1/A Registration Statement filed on May 16, 2006.

10.28	Trademark Security Agreement, dated as of May 15, 2006, by and among J.Crew Inc. and J.Crew International, as grantors, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.19 to the S-1/A Registration Statement filed on May 16, 2006.

10.29	Copyright Security Agreement, dated as of May 15, 2006, by and between J.Crew International, as grantor, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.20 to the S-1/A Registration Statement filed on May 16, 2006.

10.30	Intercreditor Agreement, dated as of May 15, 2006, by and among J.Crew Operating Corp., J.Crew Group, Inc. and certain subsidiaries of J.Crew Operating Corp. named as guarantors in the Credit and Guaranty Agreement, Goldman Sachs Credit Partners L.P., in its capacity as administrative agent and collateral agent under the Credit and Guaranty Agreement, and Wachovia Bank, National Association, in its capacity as administrative agent and collateral agent under the Credit Facility. Incorporated by reference to Exhibit 10.21 to the S-1/A Registration Statement filed on May 16, 2006.

10.31	J.Crew Group, Inc. 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the S-8 Registration Statement filed on June 28, 2006.

10.32	Amendment No. 1, dated December 5, 2006, to the J.Crew Group, Inc. 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.27 to the Form 10-Q for the period ended October 28, 2006.

Exhibit No.	Document
10.33	Stock option grant agreement, dated as of November 15, 2006, between J.Crew Group, Inc. and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 17, 2006.

10.34	Stock option grant agreement, dated as of November 15, 2006, between J.Crew Group, Inc. and Tracy Gardner. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 17, 2006.

10.35	Stock option grant agreement, dated as of November 15, 2006, between J.Crew Group, Inc. and James Scully. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 17, 2006.

10.36	Standard form of Restricted Stock Grant Agreement (Time-Based Vesting). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 29, 2006.

10.37	Standard form of Restricted Stock Grant Agreement (Performance-Based Vesting). Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 29, 2006.

10.38	Standard form of Stock Option Grant Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 29, 2006.

10.39	J.Crew Group, Inc. 2007 Associate Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to the S-8 Registration Statement filed on December 13, 2006.

Other Exhibits

21.1	Subsidiaries of J.Crew Group, Inc.†

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.†

24.1	Power of Attorney†

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.