Form 10-Q
period 2008-05-03
J CREW GROUP INC
filed 2008-06-11
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Small Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 30, 2008:

62,347,883 shares of common stock, par value $.01 per share

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	May 3, 2008	February 2, 2008
Assets
Cash and cash equivalents	$121,532	$131,510
Merchandise inventories	174,493	158,525
Prepaid expenses and other current assets	41,450	43,087

Total current assets	337,475	333,122

Property and equipment – at cost	319,842	305,014
Less accumulated depreciation and amortization	(145,404)	(136,722)

	174,438	168,292
Deferred income taxes, net	20,227	20,188
Other assets	13,072	13,994

Total assets	$545,212	$535,596

Liabilities and Stockholders’ Equity
Accounts payable	$95,657	$101,277
Other current liabilities	84,485	93,796

Total current liabilities	180,142	195,073
Deferred credits	68,388	67,600
Long-term debt	100,000	125,000
Other liabilities	7,715	7,601

Total liabilities	356,245	395,274

Stockholders’ equity:
Common stock ($.01 par value; 200,000,000 shares authorized; 63,509,580 and 62,823,940 shares issued; 62,260,502 and 61,574,862 shares outstanding)	635	628
Additional paid-in capital	572,253	554,127
Accumulated deficit	(380,696)	(411,208)
Treasury stock, at cost (1,249,078 shares)	(3,225)	(3,225)

Total stockholders’ equity	188,967	140,322

Total liabilities and stockholders’ equity	$545,212	$535,596

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share data)

	Thirteen weeks ended
	May 3, 2008	May 5, 2007
Revenues:
Net sales	$330,043	$287,579
Other	10,536	9,733

Total revenues	340,579	297,312
Cost of goods sold, including buying and occupancy costs	180,692	158,774

Gross profit	159,887	138,538
Selling, general and administrative expenses	106,841	94,165

Income from operations	53,046	44,373
Interest expense – net	2,370	3,442

Income before income taxes	50,676	40,931
Provision for income taxes	20,175	16,282

Net income	$30,501	$24,649

Income per share:
Basic	$0.50	$0.41

Diluted	$0.48	$0.39

Weighted average shares outstanding:
Basic	61,192	59,731

Diluted	64,076	63,248

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirteen weeks ended
	May 3, 2008	May 5, 2007
Cash flows from operating activities:
Net income	$30,501	$24,649
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,682	7,425
Amortization of deferred financing costs	928	414
Share-based compensation	2,064	1,261
Excess tax benefit from share-based compensation	(10,093)	(10,148)
Changes in operating assets and liabilities:
Merchandise inventories	(15,968)	(4,089)
Prepaid expenses and other current assets	443	1,686
Other assets	(6)	(217)
Accounts payable and other liabilities	(2,781)	(5,752)

Net cash provided by operating activities	13,770	15,229

Cash flow used in investing activities:
Capital expenditures	(14,828)	(10,819)

Cash flows from financing activities:
Repayments of long-term debt	(25,000)	(25,000)
Excess tax benefit from share-based compensation	10,093	10,148
Proceeds from share-based compensation plans	5,987	4,034
Costs incurred in connection with amended and restated credit agreement	—	(1,171)

Net cash used in financing activities	(8,920)	(11,989)

Decrease in cash and cash equivalents	(9,978)	(7,579)
Cash and cash equivalents—beginning of period	131,510	88,900

Cash and cash equivalents—end of period	$121,532	$81,321

Supplemental cash flow information:
Income taxes paid	$2,281	$1,814

Interest paid	$1,700	$3,446

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen weeks ended May 3, 2008 and May 5, 2007

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of J.Crew Group, Inc. and its wholly owned subsidiaries (“Group” or the “Company”). All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheet as of May 3, 2008, the condensed consolidated statements of operations for the thirteen weeks ended May 3, 2008 and May 5, 2007, and the condensed consolidated statements of cash flows for the thirteen weeks ended May 3, 2008 and May 5, 2007 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the consolidated financial statements filed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (“fiscal 2007”).

The results of operations for the thirteen weeks ended May 3, 2008 are not necessarily indicative of the operating results for the full fiscal year.

2. Share–Based Compensation

Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123(R), using the modified prospective transition method. Under this method, share-based compensation recognized in the thirteen weeks ended May 3, 2008 and May 5, 2007 includes compensation cost for all share-based awards: (i) not vested as of January 29, 2006, and (ii) granted subsequent to January 29, 2006, based on the estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards and restricted stock awards on a straight-line basis over the requisite service period of the award. There have been no significant changes subsequent to the end of fiscal 2007 in the methods or assumptions used to measure share-based awards.

A summary of the impact of share-based awards on our financial condition and results of operations is as follows:

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Share-based compensation(1)	$2,064	$1,261

Proceeds from exercises of stock options(2)	$5,987	$4,034
Proceeds from issuance of common stock under ASPP	—	—

Proceeds from share-based compensation plans	$5,987	$4,034

Excess tax benefit from stock option exercises(2)	$10,093	$10,148

(1)	included in selling, general and administrative expenses.
(2)	included in stockholders’ equity.

3. Income Taxes

Group files a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state tax returns in required jurisdictions. Tax years ending January 2002 through January 2006 are currently under audit by the IRS. The results of these audits are not expected to have a significant effect on the results of operations or financial position. Various state and local jurisdiction tax authorities are in the process of examining income tax returns of Group’s subsidiaries for various tax years ranging from 2001 to 2005.

The Company has $7.7 million in unrecognized tax benefits, reflected in other liabilities, including interest and penalties. The amount, if recognized, that would affect the effective tax rate is $4.3 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

It is the Company’s policy to recognize interest income and expense related to income taxes as a component of interest expense, and penalties as a component of selling, general and administrative expenses. The amount of interest and penalties accrued at May 3, 2008 is $1.1 million.

4. Debt and Credit Agreements

Debt

Long-term debt consists of the following:

	May 3, 2008	February 2, 2008
Term loan	$100,000	$125,000
Less current portion	—	—

Total long-term debt	$100,000	$125,000

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

The Company is required to make the following annual principal payments: (i) 1% of the original principal balance of the Term Loan due quarterly and (ii) an amount equal to 50% of excess cash flow, as defined in the agreement, due within 90 days of the fiscal year-end. The Company made a voluntary prepayment of $25.0 million in April 2008. Aggregate voluntary prepayments are in excess of the required principal payments.

Credit Agreements

Citicorp

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

The Credit Facility provides for revolving loans and letters of credit of up to $200 million (which amount may be increased up to $250 million subject to certain conditions) at floating interest rates based on Citibank N.A.’s prime rate plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.0% to 1.25%. The total amount of availability is limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) 92.5% of the net recovery percentage of inventories (as determined by periodic inventory appraisals) for the period August 1 through December 31, or 90% of the net recovery percentage of inventories for the period January 1 through July 31, and (d) 65% of the fair market value of eligible real estate. The Credit Facility expires on May 4, 2013. Excess availability at May 3, 2008 was $175.5 million. There were no short-term borrowings during the first three months of fiscal 2008 or fiscal 2007.

Borrowings under the Credit Facility are guaranteed by the Company and certain of its subsidiaries, and are secured by a perfected first priority security interest in substantially all of the Company’s assets and those of certain of its subsidiaries. The Credit Facility includes restrictions on the Company’s ability and the ability of certain of its subsidiaries to incur additional indebtedness and liens, pay dividends or make other distributions, make investments, dispose of assets and merge. If excess availability under the Credit Facility is less than $20 million at any time, then the Company’s fixed charge coverage ratio for the most recently ended period of four consecutive fiscal quarters may not be less than 1.10 to 1.00.

If an event of default occurs under the Credit Facility, the lenders may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the Credit Facility to be sold.

HSBC

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with The Hong Kong and Shanghai Banking Corporation Limited (“HSBC”) which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Availability under this line was $18.3 million at May 3, 2008.

5. Income Per Share

The calculation of basic and diluted income per share is presented as follows:

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Net income	$30,501	$24,649

Net income per share:
Basic	$0.50	$0.41

Diluted	$0.48	$0.39

Weighted average common shares outstanding:
Basic	61,192	59,731

Diluted	64,076	63,248

The number of shares of potentially dilutive securities excluded from the calculation of diluted earnings per share are as follows:

	Thirteen Weeks Ended
	May 3, 3008	May 5, 2007
Stock options	92	56

6. Recent Accounting Pronouncements

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission. When used herein, the terms “Group,” “Company,” “we,” “us” and “our” refer to J. Crew Group, Inc., including consolidated subsidiaries.

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

We have two primary sales channels: Stores, which consists of our retail and factory stores, and Direct, which consists of our catalog and our Internet website at www.jcrew.com. At May 3, 2008, we operated 204 retail stores (including four crewcuts® and seven Madewell® stores) and 63 factory stores, compared to 180 retail stores (including three crewcuts stores and three Madewell stores) and 53 factory stores at May 5, 2007.

The following is a summary of our revenues for the thirteen week periods ended May 3, 2008 (first quarter of fiscal 2008) and May 5, 2007 (first quarter of fiscal 2007):

	Thirteen Weeks Ended
(Dollars in millions)	May 3, 2008	May 5, 2007
Stores	$229.1	$201.0
Direct	100.9	86.6

Net sales	330.0	287.6
Other	10.6	9.7

Total revenues	$340.6	$297.3

The following is a brief summary of first quarter fiscal 2008 highlights:

•	Revenues totaled $340.6 million, reflecting a 15% increase over prior year revenues of $297.3 million.

•	Comparable store sales increased 2%.

•	Direct net sales increased 17% to $100.9 million.

•	Income from operations increased 20% to $53.0 million.

•	A voluntary prepayment of $25.0 million was made under the Term Loan.

•	We opened four J.Crew retail stores, two J.Crew factory stores and one Madewell store.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure for determining how our business is performing is comparable store sales, which reflect net sales at stores that have been open for at least twelve months. In the first quarter of fiscal 2008, we refined our comparable stores sales calculation to include the impact of more significant remodelings of our stores. This refinement did not significantly change the increase in comparable store sales in the first quarter of fiscal 2008.

A complete description of the measures we use to assess the performance of our business appears in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission.

Results of Operations – First Quarter of Fiscal 2008 Compared to First Quarter of Fiscal 2007

	Thirteen Weeks Ended May 3, 2008		Thirteen Weeks Ended May 5, 2007		Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$340.6	100.0%	$297.3	100.0%	$43.3	14.6%
Gross profit	159.9	46.9%	138.5	46.6%	21.4	15.4%
Selling, general and administrative expenses	106.8	31.4%	94.2	31.7%	12.6	13.5%
Income from operations	53.0	15.6%	44.4	14.9%	8.6	19.5%
Interest expense, net	2.4	0.7%	3.4	1.2%	(1.0)	(31.1)%
Income taxes	20.2	5.9%	16.3	5.5%	3.9	23.9%
Net income	$30.5	9.0%	$24.6	8.3%	$5.9	23.7%

Revenues

Revenues for the first quarter of fiscal 2008 (the thirteen weeks ended May 3, 2008) increased $43.3 million, or 14.6%, to $340.6 million from $297.3 million in the first quarter of fiscal 2007 (the thirteen weeks ended May 5, 2007). We believe the increase in revenues for the first quarter of fiscal 2008 resulted from the continuing appeal of our expanded product line in both Stores and Direct, the additional number of store locations compared to the prior year and our continuing commitment to customer service.

Stores sales increased $28.1 million, or 14.0%, to $229.1 million in the first quarter of fiscal 2008 from $201.0 million in the first quarter of fiscal 2007. Comparable store sales increased $4.7 million, or 2.4%, to $200.1 million in the first quarter of fiscal 2008 from $195.4 million in the comparable period last year. Non-comparable store sales were $29.0 million in the first quarter of fiscal 2008.

Direct sales increased $14.3 million, or 16.6%, to $100.9 million in the first quarter of fiscal 2008 from $86.6 million in the first quarter of fiscal 2007. The number of catalog pages circulated in the first quarter of fiscal 2008 decreased 3% from the comparable period last year. We continue to see a shift of orders place on the phone to the Internet. We evaluate the efficiency of our circulation strategies on a continuing basis and make adjustments as we deem appropriate. The following table summarizes net sales of the Direct channel:

	Thirteen Weeks Ended
(Dollars in millions)	May 3, 2008	May 5, 2007
Internet	$86.6	$65.7
Phone	14.3	20.9

Total Direct net sales	$100.9	$86.6

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Apparel:
Women’s	69%	67%
Men’s	16%	17%
Children’s	3%	2%
Accessories	12%	14%

	100%	100%

The increase in Stores and Direct sales in the first quarter of fiscal 2008 was primarily driven by an increase in sales of women’s apparel. This increase was largely driven by sales of sweaters, knits and pants. Sales of men’s apparel and accessories also increased during the period. We offer our children’s apparel both in shops within our retail stores and stand-alone stores, in addition to our Direct channel. As of May 3, 2008, we operated 37 crewcuts shop-in-shops and four stand-alone stores.

Other revenues, which consist primarily of shipping and handling fees and royalties, increased to $10.6 million in the first quarter of fiscal 2008 from $9.7 million in the comparable period last year. The increase resulted primarily from an increase in shipping and handling fees attributable to the increase in Direct sales.

Gross Profit

Gross profit increased $21.4 million to $159.9 million in the first quarter of fiscal 2008 from $138.5 million in the first quarter of fiscal 2007. This increase resulted from the following factors:

(Dollars in millions)
Increase in revenues	$25.2
Increase in merchandise margin	3.7
Increase in buying and occupancy costs	(7.5)

$21.4

Gross margin increased to 46.9% in the first quarter of fiscal 2008 from 46.6% in the first quarter of fiscal 2007. The increase in gross margin was driven by approximately 110 basis point expansion in merchandise margin partially offset by approximately 70 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.6 million, or 13.5%, to $106.8 million in the first quarter of fiscal 2008 from $94.2 million in the first quarter of fiscal 2007. This increase primarily resulted from an increase in Direct and Stores operating expenses, primarily payroll and internet marketing costs.

As a percentage of revenues, selling, general and administrative expenses decreased to 31.4% in the first quarter of fiscal 2008 from 31.7% in the comparable period last year, resulting primarily from the fact that these expenses increased at a slower rate than revenues during fiscal 2008.

Interest Expense, Net

Interest expense, net decreased $1.0 million to $2.4 million in the first quarter of fiscal 2008 from $3.4 million in the first quarter of fiscal 2007. This decrease primarily reflects our lower average outstanding debt in fiscal 2008 resulting from voluntary prepayments under the Term Loan.

Income Taxes

The income tax provisions for the first quarter of fiscal 2008 and 2007 reflect our estimated annual effective tax rate of 39.8%.

Net Income

Net income increased $5.9 million to $30.5 million in the first quarter of fiscal 2008 from $24.6 million in the first quarter of fiscal 2007. This increase was due to a $21.4 million increase in gross profit driven by the 14.6% increase in revenues, a $1.0 million decrease in interest expense, offset by a $12.6 million increase in selling, general and administrative expenses, and a $3.9 million increase in the provision for income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under the Credit Facility (as defined below). Our primary cash needs are (a) making capital expenditures in connection with opening new stores, enhancing information technology systems and expanding our distribution centers, (b) meeting debt service requirements and (c) funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities.

Operating Activities

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
	(amounts in millions)
Net income	$30.5	$24.6
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization of property and equipment	8.7	7.4
Amortization of deferred financing costs	0.9	0.4
Share-based compensation	2.1	1.3
Excess tax benefit from share-based compensation	(10.1)	(10.1)
Changes in operating assets and liabilities	(18.3)	(8.4)

Net cash provided by operations	$13.8	$15.2

Cash provided by operating activities in the first three months of fiscal 2008 was $13.8 million and consisted of (i) net income of $30.5 million, (ii) adjustments to net income of $11.7 million, offset by (iii) changes in operating assets and liabilities – including the impact of excess tax benefits from share-based compensation – of $28.4 million due primarily to increases in inventories and accounts payable resulting from anticipated sales increases.

Cash provided by operating activities in the first three months of fiscal 2007 was $15.2 million and consisted of (i) net income of $24.6 million, (ii) adjustments to net income of $9.1 million, offset by (iii) changes in operating assets and liabilities – including the impact of excess tax benefits from share-based compensation – of $18.5 million due primarily to increases in inventories and accounts payable resulting from anticipated sales increases.

Investing Activities

Capital expenditures were $14.8 million in the first three months of fiscal 2008 compared to $10.8 million in the first three months of fiscal 2007. Capital expenditures for the opening of new stores were $6.7 million and $6.3 million in the first three months of fiscal 2008 and fiscal 2007, respectively. Capital expenditures are planned at approximately $80 to $85 million for fiscal 2008, including approximately $35 to $40 million for new stores, $20 to $25 million for information technology enhancements and the remainder for store renovations and refurbishments and general corporate purposes.

Financing Activities

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
	(amounts in millions)
Repayments of long-term debt	$(25.0)	$(25.0)
Excess tax benefit from share-based compensation	10.1	10.1
Proceeds from share-based compensation plans	6.0	4.0
Costs incurred in connection with amended and restated credit agreement	—	(1.1)

Net cash used in financing activities	$(8.9)	$(12.0)

Cash used in financing activities in the three months of fiscal 2008 was $8.9 million due to (i) a voluntary principal payment under the Term Loan of $25.0 million, offset by (ii) proceeds from share-based compensation plans of $6.0 million and (iii) excess tax benefits from share-based compensation of $10.1 million.

Cash used in financing activities in the first three months of fiscal 2007 was $12.0 million due to (i) a voluntary principal payment under the Term Loan of $25.0 million, (ii) costs incurred in connection with the amended and restated credit agreement of $1.1 million, offset by (iii) proceeds from share-based compensation plans of $4.0 million and (iv) excess tax benefits from share-based compensation of $10.1 million.

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

Borrowings under the Credit Facility are guaranteed by the Company and certain of its subsidiaries, and are secured by a perfected first priority security interest in substantially all of the Company’s assets and those of certain of its subsidiaries. The Credit Facility includes restrictions on the Company’s ability and the ability of certain of its subsidiaries to incur additional indebtedness and liens, pay dividends or make other distributions, make investments, dispose of assets and merge. If excess availability under the Credit Facility is less than $20 million at any time, then the Company’s fixed charge coverage ratio for the most recently ended period of four consecutive fiscal quarters may not be less than 1.10 to 1.00.

If an event of default occurs under the Credit Facility, the lenders may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the Credit Facility to be sold.

There were no short-term borrowings during the first three months of fiscal 2008 or fiscal 2007. There was $175.5 million of excess availability under the Credit Facility at May 3, 2008.

Demand Documentary Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Availability under this line was $18.3 million at May 3, 2008.

Outlook

Management anticipates that capital expenditures in fiscal 2008 will be approximately $80 to $85 million, primarily for opening 43 new stores, information technology enhancements, store renovations and refurbishments and general corporate purposes. Management believes that the Company’s current cash position, cash flow from operations and availability under the Credit Facility will be adequate to finance working capital needs, planned capital expenditures and debt service obligations for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, and to remain in compliance with the financial covenants under our debt agreements depends on our future financing activities, our future operating performance and our future cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of May 3, 2008, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$7.3	$—	$—	$—	$7.3
Documentary	17.2	17.2	—	—	—

	$24.5	$17.2	$—	$—	$7.3

We have converted a substantial amount of international merchandise purchases to open account from letters of credit thereby reducing the dollar amount of outstanding documentary letters of credit.

Seasonality

Our business is seasonal. As a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually substantially higher in our fourth fiscal quarter, particularly December, as customers make holiday purchases. Approximately 30% of our revenues in fiscal year 2007 occurred in the fourth quarter. Our working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of holiday season inventory requirements.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Credit Facility and the Term Loan. The interest rates under the Credit Facility are a function of Citigroup’s prime rate or LIBOR, and the interest rates under the Term Loan are a function of a base rate or LIBOR. A one percentage point change in the interest rate on our variable rate debt would result in a change in income before taxes of approximately $100,000 for each $10.0 million of borrowings under the Credit Facility and approximately $1.0 million for the $100.0 million of borrowings under the Term Loan.

We have a licensing agreement in Japan that provides for royalty payments in yen based on sales of J.Crew merchandise. We have entered into forward foreign exchange contracts from time to time in order to minimize this risk. At May 3, 2008, there were no forward foreign exchange contracts outstanding. In February 2008, we provided notice that we do not intend to renew the licensing agreement, which expires in January 2009.

We also enter into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at May 3, 2008 were $24.5 million, including $7.3 million of standby letters of credit.

ITEM 4.	CONTROLS AND PROCEDURES

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

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

J. Crew Group, Inc.’s Annual Meeting of Stockholders was held June 5, 2008. The following matters were voted upon and approved by the Company’s stockholders at the meeting:

1.	Election of Directors.

Directors	For	Withheld
Mary Ann Casati	59,419,072	128,831
Jonathan Coslet	59,394,332	153,571
Josh Weston	59,418,088	129,815

Messrs. Coulter, Drexler, Grand-Jean, House and Sloan and Ms. Reisman are continuing in their terms of office as directors following the annual meeting.

2.	Approval of the J. Crew Group, Inc. 2008 Equity Incentive Plan.

For	Against	Abstain	Broker Non-Vote
43,549,608	14,015,630	450	1,982,215

3.	Ratification of the appointment of KPMG LLP as the Company’s independent auditors for fiscal year 2008.

For	Against	Abstain
59,194,729	351,826	1,348

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document
Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Certifications

Exhibit No.	Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J. CREW GROUP, INC.
(Registrant)

Date: June 11, 2008	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and Chief Executive Officer

Date: June 11, 2008	By:	/s/ James S. Scully
James S. Scully
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.