Form 10-Q
period 2008-08-02
J CREW GROUP INC
filed 2008-09-11
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

Outstanding at August 29, 2008:

62,432,255 shares of common stock, par value $.01 per share

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	August 2, 2008	February 2, 2008
Assets
Cash and cash equivalents	$113,438	$131,510
Merchandise inventories	197,833	158,525
Prepaid expenses and other current assets	39,086	33,293
Prepaid income taxes	12,025	1,194
Refundable income taxes	8,600	8,600

Total current assets	370,982	333,122

Property and equipment—at cost	338,652	305,014
Less accumulated depreciation and amortization	(154,760)	(136,722)

	183,892	168,292
Deferred income taxes, net	20,266	20,188
Other assets	12,532	13,994

Total assets	$587,672	$535,596

Liabilities and Stockholders’ Equity
Accounts payable	$117,009	$101,277
Other current liabilities	75,994	93,796

Total current liabilities	193,003	195,073
Deferred credits	73,484	67,600
Long-term debt	100,000	125,000
Other liabilities	7,829	7,601

Total liabilities	374,316	395,274

Stockholders’ equity:
Common stock ($.01 par value; 200,000,000 shares authorized; 63,626,112 and 62,823,940 shares issued; 62,372,504 and 61,574,862 shares outstanding)	637	628
Additional paid-in capital	578,718	554,127
Accumulated deficit	(362,566)	(411,208)
Treasury stock, at cost (1,253,608 and 1,249,078 shares held)	(3,433)	(3,225)

Total stockholders’ equity	213,356	140,322

Total liabilities and stockholders’ equity	$587,672	$535,596

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share data)

	Thirteen weeks ended
	August 2, 2008	August 4, 2007
Revenues:
Net sales	$325,493	$294,124
Other	10,782	10,607

Total revenues	336,275	304,731
Cost of goods sold, including buying and occupancy costs	198,543	171,554

Gross profit	137,732	133,177
Selling, general and administrative expenses	106,199	96,054

Income from operations	31,533	37,123
Interest expense—net	1,430	2,858

Income before income taxes	30,103	34,265
Provision for income taxes	11,980	13,630

Net income	$18,123	$20,635

Income per share:
Basic	$0.29	$0.34

Diluted	$0.28	$0.32

Weighted average shares outstanding:
Basic	61,693	60,316

Diluted	64,346	63,806

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share data)

	Twenty-six weeks ended
	August 2, 2008	August 4, 2007
Revenues:
Net sales	$655,535	$581,703
Other	21,318	20,340

Total revenues	676,853	602,043
Cost of goods sold, including buying and occupancy costs	379,234	330,303

Gross profit	297,619	271,740
Selling, general and administrative expenses	213,040	190,244

Income from operations	84,579	81,496
Interest expense—net	3,800	6,300

Income before income taxes	80,779	75,196
Provision for income taxes	32,155	29,912

Net income	$48,624	$45,284

Income per share:
Basic	$0.79	$0.75

Diluted	$0.76	$0.71

Weighted average shares outstanding:
Basic	61,443	60,024

Diluted	64,171	63,698

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Twenty-six weeks ended
	August 2, 2008	August 4, 2007
Cash flows from operating activities:
Net income	$48,624	$45,284
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,571	15,455
Amortization of deferred financing costs	1,472	828
Share-based compensation	4,230	3,199
Excess tax benefit from share-based compensation plans	(12,722)	(18,432)
Changes in operating assets and liabilities:
Merchandise inventories	(39,308)	(17,890)
Prepaid expenses and other current assets	(5,793)	(5,105)
Other assets	(10)	25
Accounts payable and other liabilities	3,814	14,138
Income taxes	2,054	25,001

Net cash provided by operating activities	20,932	62,503

Cash flow used in investing activities:
Capital expenditures	(34,171)	(31,672)

Cash flows from financing activities:
Repayments of long-term debt	(25,000)	(25,000)
Excess tax benefit from share-based compensation plans	12,722	18,432
Proceeds from share-based compensation plans	7,653	7,793
Costs incurred in connection with amended and restated credit agreement	—	(1,284)
Repurchase of common shares	(208)	—

Net cash used in financing activities	(4,833)	(59)

(Decrease)/increase in cash and cash equivalents	(18,072)	30,772
Cash and cash equivalents—beginning of period	131,510	88,900

Cash and cash equivalents—end of period	$113,438	$119,672

Supplemental cash flow information:
Income taxes paid	$30,380	$5,081

Interest paid	$2,863	$6,597

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of J.Crew Group, Inc. and its wholly owned subsidiaries (“Group” or the “Company”). All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheet as of August 2, 2008, the condensed consolidated statements of operations for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007, and the condensed consolidated statements of cash flows for the twenty-six weeks ended August 2, 2008 and August 4, 2007 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

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

The results of operations for the thirteen and twenty-six weeks ended August 2, 2008 are not necessarily indicative of the operating results for the full fiscal year.

2. Share-Based Compensation

Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123(R), using the modified prospective transition method. Under this method, share-based compensation recognized in the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 includes compensation cost for all share-based awards: (i) not vested as of January 29, 2006, and (ii) granted subsequent to January 29, 2006, based on the estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards and restricted stock awards on a straight-line basis over the requisite service period of the award. There have been no significant changes subsequent to the end of fiscal 2007 in the methods or assumptions used to measure share-based awards.

A summary of the impact of share-based awards on our financial condition and results of operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Share-based compensation(1)	$2,166	$1,938	$4,230	$3,199

Proceeds from exercise of stock option	$835	$2,842	$6,822	$6,876
Proceeds from issuance of common stock under ASPP	831	917	831	917

Proceeds from share-based compensation plans	$1,666	$3,759	$7,653	$7,793

Excess tax benefit from share-based compensation plans(2)	$2,629	$8,284	$12,722	$18,432

(1)	included in selling, general and administrative expenses.
(2)	included in stockholders’ equity.

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

The Company has $7.8 million in unrecognized tax benefits, reflected in other liabilities, including interest and penalties. The amount, if recognized, that would affect the effective tax rate is $4.3 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

It is the Company’s policy to recognize interest income and expense related to income taxes as a component of interest expense, and penalties as a component of selling, general and administrative expenses. The amount of interest and penalties accrued at August 2, 2008 is $1.3 million.

4. Debt and Credit Agreements

Debt

Long-term debt consists of the following:

	August 2, 2008	February 2, 2008
Term loan	$100,000	$125,000
Less current portion	—	—

Total long-term debt	$100,000	$125,000

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

The Company is required to make the following annual principal payments: (i) 1% of the original principal balance of the Term Loan due quarterly and (ii) an amount equal to 50% of excess cash flow, as defined in the agreement, due within 90 days of the fiscal year-end. The Company made a voluntary prepayment of $25.0 million in the first quarter of 2008. Aggregate voluntary prepayments are in excess of the required principal payments.

Credit Agreements

Credit Facility

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

The Credit Facility provides for revolving loans and letters of credit of up to $200 million, which amount may be increased up to $250 million subject to certain conditions. Borrowings bear interest, at the Company’s option, at floating interest rates based on Citibank N.A.’s prime rate plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.0% to 1.25%. The total amount of availability is limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) 92.5% of the net recovery percentage of inventories (as determined by periodic inventory appraisals) for the period August 1 through December 31, or 90% of the net recovery percentage of inventories for the period January 1 through July 31, and (d) 65% of the fair market value of eligible real estate. The Credit Facility expires on May 4, 2013. Excess availability at August 2, 2008 was $192.7 million. There were no short-term borrowings during the first six months of fiscal 2008 or fiscal 2007.

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

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with The Hong Kong and Shanghai Banking Corporation Limited (“HSBC”) which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $19.8 million and availability was $15.2 million at August 2, 2008 under this facility.

5. Income Per Share

The calculation of basic and diluted income per share is presented as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net income	$18,123	$20,635	$48,624	$45,284

Income per share:
Basic	$0.29	$0.34	$0.79	$0.75

Diluted	$0.28	$0.32	$0.76	$0.71

Weighted average common shares outstanding:
Basic	61,693	60,316	61,443	60,024

Diluted	64,346	63,806	64,171	63,698

The number of shares of potentially dilutive securities excluded from the calculation of diluted earnings per share are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Stock options	2,303	16	2,213	16
Unvested restricted stock	8	—	8	—

Total	2,311	16	2,221	16

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for the Company beginning February 3, 2008. SFAS No. 159 did not impact the financial condition or results of operations of the Company.

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

We have two primary sales channels: Stores, which consists of our retail and factory stores, and Direct, which consists of our catalog and our Internet website at www.jcrew.com. At August 2, 2008, we operated 210 retail stores (including four crewcuts® and nine Madewell® stores) and 66 factory stores, compared to 185 retail stores (including three crewcuts stores and five Madewell stores) and 53 factory stores at August 4, 2007.

The following is a summary of our revenues for the thirteen and twenty-six week periods ended August 2, 2008 (second quarter and first half of fiscal 2008) and August 4, 2007 (second quarter and first half of fiscal 2007):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(Dollars in millions)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Stores	$242.3	$219.6	$471.4	$420.6
Direct	83.2	74.5	184.1	161.1

Net sales	325.5	294.1	655.5	581.7
Other	10.8	10.6	21.3	20.3

Total revenues	$336.3	$304.7	$676.8	$602.0

The following is a brief summary of second quarter fiscal 2008 highlights:

•	Revenues totaled $336.3 million, reflecting a 10% increase over prior year revenues of $304.7 million.

•	Comparable store sales decreased 0.4%.

•	Direct net sales increased 12% to $83.2 million.

•	Income from operations decreased 15% to $31.5 million.

•	We opened four J.Crew retail stores, three J.Crew factory stores and two Madewell stores.

•

We implemented certain Direct channel systems upgrades such as a new platform for our website, a new order management system in our call center and a new warehouse management system. These systems upgrades impacted our ability to capture, process, ship and service customer orders.

The following is a brief summary of first half fiscal 2008 highlights:

•	Revenues totaled $676.8 million, reflecting a 12% increase over prior year revenues of $602.0 million.

•	Comparable store sales increased 1%.

•	Direct net sales increased 14% to $184.1 million.

•	Income from operations increased 4% to $84.6 million.

•	A voluntary prepayment of $25.0 million was made under the Term Loan.

•	We opened eight J.Crew retail stores, five J.Crew factory stores and three Madewell stores.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure for determining how our business is performing is comparable store sales, which reflect net sales at stores that have been open for at least twelve months. In the first quarter of fiscal 2008, we refined our comparable stores sales calculation to include the impact of more significant remodelings of our stores. This refinement did not significantly change the decrease in comparable store sales in the second quarter of fiscal 2008.

A complete description of the measures we use to assess the performance of our business appears in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission.

Results of Operations—Second quarter of Fiscal 2008 Compared to Second quarter of Fiscal 2007

	Thirteen Weeks Ended August 2, 2008		Thirteen Weeks Ended August 4, 2007		Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$336.3	100.0%	$304.7	100.0%	$31.6	10.4%
Gross profit	137.7	41.0%	133.2	43.7%	4.5	3.4%
Selling, general and administrative expenses	106.2	31.6%	96.1	31.5%	10.1	10.6%
Income from operations	31.5	9.4%	37.1	12.2%	(5.6)	(15.1)%
Interest expense, net	1.4	0.4%	2.9	0.9%	(1.5)	(50.0)%
Income taxes	12.0	3.6%	13.6	4.5%	(1.6)	(12.1)%
Net income	$18.1	5.4%	$20.6	6.8%	$(2.5)	(12.2)%

Revenues

Revenues for the second quarter of fiscal 2008 (the thirteen weeks ended August 2, 2008) increased $31.6 million, or 10.4%, to $336.3 million from $304.7 million in the second quarter of fiscal 2007 (the thirteen weeks ended August 4, 2007). We believe the increase in revenues for the second quarter of fiscal 2008 resulted from the additional number of store locations compared to the prior comparable period, the continuing appeal of our expanded product line in both Stores and Direct and our continuing commitment to customer service.

Stores sales increased $22.7 million, or 10.3%, to $242.3 million in the second quarter of fiscal 2008 from $219.6 million in the second quarter of fiscal 2007. Comparable store sales decreased $0.8 million, or 0.4%, to $211.6 million in the second quarter of fiscal 2008 from $212.4 million in the comparable period last year. Non-comparable store sales were $30.7 million in the second quarter of fiscal 2008.

Direct sales increased $8.7 million, or 11.6%, to $83.2 million in the second quarter of fiscal 2008 from $74.5 million in the second quarter of fiscal 2007. During the second quarter of fiscal 2008 we implemented certain Direct channel systems upgrades which impacted our ability to capture, process, ship and service customer orders. As a result, our Direct sales growth rate was lower than recent quarterly trends. We expect the impact of the systems upgrades to continue into the second half of fiscal 2008. The number of catalog pages circulated in the second quarter of fiscal 2008 increased 6% from the comparable period last year. This increase was primarily due to a shift in the timing of circulating catalogs at quarter end. We continue to see a shift of orders placed on the phone to the Internet. We evaluate the efficiency of our circulation strategies on a continuing basis and make adjustments as we deem appropriate. The following table summarizes net sales of the Direct channel:

	Thirteen Weeks Ended
(Dollars in millions)	August 2, 2008	August 4, 2007
Internet	$71.1	$57.3
Phone	12.1	17.2

Total Direct net sales	$83.2	$74.5

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended
	August 2, 2008	August 4, 2007
Apparel:
Women’s	65%	65%
Men’s	20%	20%
Children’s	2%	2%
Accessories	13%	13%

	100%	100%

The increase in Stores and Direct sales in the second quarter of fiscal 2008 was primarily driven by an increase in sales of women’s apparel. This increase was largely driven by sales of sweaters, knits and skirts. Sales of men’s apparel and accessories also increased during the period. We offer children’s apparel in shops within our retail stores, stand-alone stores and our Direct channel. As of August 2, 2008, we operated 39 crewcuts shop-in-shops and four stand-alone stores, as compared to 26 shop-in-shops and three stand-alone stores as of August 4, 2007.

Other revenues, which consist primarily of shipping and handling fees and royalties, increased to $10.8 million in the second quarter of fiscal 2008 from $10.6 million in the comparable period last year. The increase resulted primarily from an increase in shipping and handling fees attributable to the increase in Direct sales. However, this increase was negatively impacted as a result of providing free or upgraded shipping to improve customer service during our Direct channel systems upgrades. We expect the impact of the systems upgrades to continue into the second half of fiscal 2008.

Gross Profit

Gross profit increased $4.5 million to $137.7 million in the second quarter of fiscal 2008 from $133.2 million in the second quarter of fiscal 2007. This increase resulted from the following factors:

(Dollars in millions)
Increase in revenues	$17.5
Decrease in merchandise margin	(5.3)
Increase in buying and occupancy costs	(7.7)

$4.5

Gross margin decreased to 41.0% in the second quarter of fiscal 2008 from 43.7% in the second quarter of fiscal 2007. The decrease in gross margin was driven by approximately (i) a 150 basis point decline in merchandise margin, due primarily to increased markdowns, customer accommodations associated with our Direct channel systems upgrades and increased freight expenses, and (ii) a 120 basis point increase in buying and occupancy costs as a percentage of revenues. We expect the impact of the systems upgrades to continue into the second half of fiscal 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.1 million, or 10.6%, to $106.2 million in the second quarter of fiscal 2008 from $96.1 million in the second quarter of fiscal 2007. This increase primarily resulted from:

•

an increase in Direct and Stores operating expenses—primarily payroll and payroll related expenses—of $10.3 million, which includes unanticipated expenses of $1.5 million related to our Direct channel systems upgrades. We expect the impact of the systems upgrades to continue into the second half of fiscal 2008;

•	an increase in catalog paper, postage and printing costs of $2.3 million; offset by

•	a decrease in share-based and incentive compensation of $4.2 million.

As a percentage of revenues, selling, general and administrative expenses increased to 31.6% in the second quarter of fiscal 2008 from 31.5% in the comparable period last year, primarily due to the above mentioned items.

Interest Expense, Net

Interest expense, net of interest income, decreased $1.5 million to $1.4 million in the second quarter of fiscal 2008 from $2.9 million in the second quarter of fiscal 2007. This decrease primarily reflects our lower average outstanding debt in fiscal 2008 resulting from voluntary prepayments under the Term Loan.

Income Taxes

The income tax provision for the second quarter of fiscal 2008 and 2007 reflects the estimated annual effective tax rate of 39.8%.

Net Income

Net income decreased $2.5 million to $18.1 million in the second quarter of fiscal 2008 from $20.6 million in the second quarter of fiscal 2007. This decrease was due to a $4.5 million increase in gross profit driven by the 10.4% increase in revenues, a $1.5 million decrease in interest expense, a $1.6 million decrease in the provision for income taxes, more than offset by a $10.1 million increase in selling, general and administrative expenses.

Results of Operations – First Half of Fiscal 2008 Compared to First Half of Fiscal 2007

	Twenty-six Weeks Ended August 2, 2008		Twenty-six Weeks Ended August 4, 2007		Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$676.9	100.0%	$602.0	100.0%	$74.9	12.4%
Gross profit	297.6	44.0%	271.7	45.1%	25.9	9.5%
Selling, general and administrative expenses	213.0	31.5%	190.2	31.6%	22.8	12.0%
Income from operations	84.6	12.5%	81.5	13.5%	3.1	3.8%
Interest expense, net	3.8	0.6%	6.3	1.0%	(2.5)	(39.7)%
Income taxes	32.2	4.8%	29.9	5.0%	2.3	7.5%
Net income	$48.6	7.2%	$45.3	7.5%	$3.3	7.4%

Revenues

Revenues for the first half of fiscal 2008 (the twenty-six weeks ended August 2, 2008) increased $74.9 million, or 12.4%, to $676.9 million from $602.0 million in the first half of fiscal 2007 (the twenty-six weeks ended August 4, 2007). We believe the increase in revenues for the first half of fiscal 2008 resulted from the additional number of store locations compared to the prior comparable period, the continuing appeal of our expanded product line in both Stores and Direct and our continuing commitment to customer service.

Stores sales increased $50.8 million, or 12.1%, to $471.4 million in the first half of fiscal 2008 from $420.6 million in the first half of fiscal 2007. Comparable store sales increased $3.9 million, or 1.0%, to $411.7 million in the first half of fiscal 2008 from $407.8 million in the comparable period last year. Non-comparable store sales were $59.7 million in the first half of fiscal 2008.

Direct sales increased $23.0 million, or 14.3%, to $184.1 million in the first half of fiscal 2008 from $161.1 million in the first half of fiscal 2007. During the second quarter of fiscal 2008 we implemented certain Direct channel systems upgrades which impacted our ability to capture, process, ship and service customer orders. As a result, our Direct sales growth rate was lower than recent quarterly trends. We expect the impact of the systems upgrades to continue into the second half of fiscal 2008. The number of catalog pages circulated in the first half of fiscal 2008 increased 1% from the comparable period last year. We continue to see a shift of orders placed on the phone to the Internet. We evaluate the efficiency of our circulation strategies on a continuing basis and make adjustments as we deem appropriate. The following table summarizes net sales of the Direct channel:

	Twenty-six Weeks Ended
(Dollars in millions)	August 2, 2008	August 4, 2007
Internet	$157.7	$123.0
Phone	26.4	38.1

Total Direct net sales	$184.1	$161.1

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Twenty-six Weeks Ended
	August 2, 2008	August 4, 2007
Apparel:
Women’s	67%	66%
Men’s	18%	19%
Children’s	2%	2%
Accessories	13%	13%

	100%	100%

The increase in Stores and Direct sales in the first half of fiscal 2008 was primarily driven by an increase in sales of women’s apparel. This increase was largely driven by sales of sweaters, knits and pants. Sales of men’s apparel and accessories also increased during the period. We offer children’s apparel in shops within our retail stores, stand-alone stores and our Direct channel. As of August 2, 2008, we operated 39 crewcuts shop-in-shops and four stand-alone stores, as compared to 26 shop-in-shops and three stand-alone stores as of August 4, 2007.

Other revenues, which consist primarily of shipping and handling fees and royalties, increased to $21.3 million in the first half of fiscal 2008 from $20.3 million in the comparable period last year. The increase resulted primarily from an increase in shipping and handling fees attributable to the increase in Direct sales. However, this increase was negatively impacted as a result of providing free or upgraded shipping to improve customer service during our Direct channel systems upgrades. We expect the impact of the systems upgrades to continue into the second half of fiscal 2008.

Gross Profit

Gross profit increased $25.9 million to $297.6 million in the first half of fiscal 2008 from $271.7 million in the first half of fiscal 2007. This increase resulted from the following factors:

(Dollars in millions)
Increase in revenues	$42.6
Decrease in merchandise margin	(1.4)
Increase in buying and occupancy costs	(15.3)

$25.9

Gross margin decreased to 44.0% in the first half of fiscal 2008 from 45.1% in the first half of fiscal 2007. The decrease in gross margin was driven by approximately (i) a 20 basis point decline in merchandise margin and (ii) a 90 basis point increase in buying and occupancy costs as a percentage of revenues. We expect the impact of the systems upgrades to continue into the second half of fiscal 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $22.8 million, or 12.0%, to $213.0 million in the first half of fiscal 2008 from $190.2 million in the first half of fiscal 2007. This increase primarily resulted from:

•

an increase in Direct and Stores operating expenses – primarily payroll and payroll related expenses – of $20.5 million, which includes unanticipated expenses of $1.5 million related to our Direct channel systems upgrades. We expect the impact of the systems upgrades to continue into the second half of fiscal 2008;

•	an increase in catalog paper, postage and printing costs of $4.7 million; offset by

•	a decrease in share-based and incentive compensation of $4.6 million.

As a percentage of revenues, selling, general and administrative expenses decreased to 31.5% in the first half of fiscal 2008 from 31.6% in the comparable period last year, primarily due to the above mentioned items.

Interest Expense, Net

Interest expense, net of interest income, decreased $2.5 million to $3.8 million in the first half of fiscal 2008 from $6.3 million in the first half of fiscal 2007. This decrease primarily reflects our lower average outstanding debt in fiscal 2008 resulting from voluntary prepayments under the Term Loan.

Income Taxes

The income tax provision for the first half of fiscal 2008 and 2007 reflects the estimated annual effective tax rate of 39.8%.

Net Income

Net income increased $3.3 million to $48.6 million in the first half of fiscal 2008 from $45.3 million in the first half of fiscal 2007. This increase was due to a $25.9 million increase in gross profit driven by the 12.4% increase in revenues, a $2.5 million decrease in interest expense, offset by a $22.8 million increase in selling, general and administrative expenses, and a $2.3 million increase in the provision for income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under the Credit Facility (as defined below). Our primary cash needs are (a) funding working capital requirements, (b) making capital expenditures in connection with opening new stores, enhancing information technology systems and expanding our distribution centers, and (c) meeting debt service requirements . The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities.

Operating Activities

	Twenty-six Weeks Ended
	August 2, 2008	August 4, 2007
	(amounts in millions)
Net income	$48.6	$45.3
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization of property and equipment	18.6	15.4
Amortization of deferred financing costs	1.5	0.8
Share-based compensation	4.2	3.2
Excess tax benefit from share-based compensation plans	(12.7)	(18.4)
Changes in operating assets and liabilities	(39.3)	16.2

Net cash provided by operations	$20.9	$62.5

Cash provided by operating activities in the first half of fiscal 2008 was $20.9 million and consisted of (i) net income of $48.6 million, (ii) adjustments to net income of $24.3 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $52.0 million due primarily to (a) increases in inventories due primarily to anticipated sales increases and (b) an increase in prepaid income taxes as a result of $30.4 million of tax payments in the first half of fiscal 2008 compared to $5.1 million in the first half of fiscal 2007 due to the lapse of net operating loss carry-forwards and a decreased tax benefit from share-based compensation plans.

Cash provided by operating activities in the first half of fiscal 2007 was $62.5 million and consisted of (i) net income of $45.3 million, (ii) adjustments to net income of $19.4 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $2.2 million due to normal business fluctuations.

Investing Activities

Capital expenditures were $34.2 million in the first half of fiscal 2008 compared to $31.7 million in the first half of fiscal 2007. Capital expenditures for the opening of new stores were $16.6 million and $13.2 million in the first half of fiscal 2008 and fiscal 2007, respectively. Capital expenditures are planned at approximately $80 to $85 million for fiscal 2008, including approximately $35 to $40 million for new stores, $20 to $25 million for information technology enhancements and the remainder for store renovations and refurbishments and general corporate purposes.

Financing Activities

	Twenty-six Weeks Ended
	August 2, 2008	August 4, 2007
	(amounts in millions)
Repayments of long-term debt	$(25.0)	$(25.0)
Excess tax benefit from share-based compensation plans	12.7	18.4
Proceeds from share-based compensation plans	7.7	7.8
Costs incurred in connection with amended and restated credit agreement	—	(1.3)
Repurchase of common shares	(0.2)	—

Net cash used in financing activities	$(4.8)	$(0.1)

Cash used in financing activities in the first half of fiscal 2008 was $4.8 million due to (i) a voluntary principal payment under the Term Loan of $25.0 million, offset primarily by (ii) excess tax benefits from share-based compensation plans of $12.7 million and (iii) proceeds from share-based compensation plans of $7.7 million.

Cash used in financing activities in the first half of fiscal 2007 was $0.1 million due to (i) a voluntary principal payment under the Term Loan of $25.0 million, (ii) costs incurred in connection with the amended and restated credit agreement of $1.3 million, offset by (iii) excess tax benefits from share-based compensation plans of $18.4 million and (iv) . proceeds from share-based compensation plans of $7.8 million

Amended and Restated Credit Agreement

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

The Credit Facility provides for revolving loans and letters of credit of up to $200 million, which amount may be increased up to $250 million subject to certain conditions. Borrowings bear interest, at the Company’s option, at floating interest rates based on Citibank N.A.’s prime rate plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.0% to 1.25%. The total amount of availability is limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) 92.5% of the net recovery percentage of inventories (as determined by periodic inventory appraisals) for the period August 1 through December 31, or 90% of the net recovery percentage of inventories for the period January 1 through July 31, and (d) 65% of the fair market value of eligible real estate. The Credit Facility expires on May 4, 2013.

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

There were no short-term borrowings during the first half of fiscal 2008 or fiscal 2007. There was $192.7 million of excess availability under the Credit Facility at August 2, 2008.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $19.8 million and availability was $15.2 million at August 2, 2008 under this facility.

Liquidity and Capital Resources Outlook

Management anticipates that capital expenditures in fiscal 2008 will be approximately $80 to $85 million, primarily for opening 42 new stores, information technology enhancements, store renovations and refurbishments and general corporate purposes. Management believes that the Company’s current cash position, cash flow from operations and availability under the Credit Facility will be adequate to finance working capital needs, planned capital expenditures and debt service obligations for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, and to remain in compliance with the financial covenants under our debt agreements depends on our future operating performance, cash flow and financing activities, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of August 2, 2008, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$7.3	$—	$—	$—	$7.3
Documentary	19.8	19.8	—	—	—

	$27.1	$19.8	$—	$—	$7.3

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

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Credit Facility and the Term Loan. The interest rates under the Credit Facility are a function of Citigroup’s prime rate or LIBOR, and the interest rates under the Term Loan are a function of a base rate or LIBOR. A one percentage point change in the interest rate on our variable rate debt would result in a change in income before income taxes of approximately $100,000 for each $10.0 million of borrowings under the Credit Facility and approximately $1.0 million for the $100.0 million of borrowings under the Term Loan.

We have a licensing agreement in Japan that provides for royalty payments in yen based on sales of J.Crew merchandise. We have entered into forward foreign exchange contracts from time to time in order to minimize this risk. At August 2, 2008, there were no forward foreign exchange contracts outstanding. In February 2008, we provided notice that we do not intend to renew the licensing agreement, which expires in January 2009.

We also enter into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at August 2, 2008 were $27.1 million, including $7.3 million of standby letters of credit.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document
Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Exhibit No.	Document
10.1	Standard Form of Restricted Stock Grant Agreement (Time-Based Vesting). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 17, 2008.

10.2	Standard Form of Restricted Stock Grant Agreement (Performance-Based Vesting). Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 17, 2008.

10.3	Standard Form of Stock Option Grant Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 17, 2008.

Certifications

Exhibit No.	Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J. CREW GROUP, INC.
(Registrant)

Date: September 10, 2008	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and Chief Executive Officer

Date: September 10, 2008	By:	/s/ James S. Scully
James S. Scully
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

10.1	Standard Form of Restricted Stock Grant Agreement (Time-Based Vesting). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 17, 2008.

10.2	Standard Form of Restricted Stock Grant Agreement (Performance-Based Vesting). Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 17, 2008.

10.3	Standard Form of Stock Option Grant Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 17, 2008.

Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.