Form 10-Q
period 2008-11-01
J CREW GROUP INC
filed 2008-12-10
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

Outstanding at November 28, 2008:

62,480,856 shares of common stock, par value $.01 per share

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	November 1, 2008	February 2, 2008
Assets
Cash and cash equivalents	$114,456	$131,510
Merchandise inventories	250,140	158,525
Prepaid expenses and other current assets	36,240	33,293
Prepaid income taxes	6,918	1,194
Refundable income taxes	—	8,600

Total current assets	407,754	333,122

Property and equipment – at cost	362,292	305,014
Less accumulated depreciation and amortization	(164,260)	(136,722)

	198,032	168,292
Deferred income taxes, net	19,113	20,188
Other assets	12,189	13,994

Total assets	$637,088	$535,596

Liabilities and Stockholders’ Equity
Accounts payable	$134,576	$101,277
Other current liabilities	84,415	93,796

Total current liabilities	218,991	195,073
Deferred credits	74,378	67,600
Long-term debt	100,000	125,000
Other liabilities	7,654	7,601

Total liabilities	401,023	395,274

Stockholders’ equity:
Common stock ($.01 par value; 200,000,000 shares authorized; 63,739,235 and 62,823,940 shares issued; 62,477,208 and 61,574,862 shares outstanding)	637	628
Additional paid-in capital	582,557	554,127
Accumulated deficit	(343,529)	(411,208)
Treasury stock, at cost (1,262,027 and 1,249,078 shares held)	(3,600)	(3,225)

Total stockholders’ equity	236,065	140,322

Total liabilities and stockholders’ equity	$637,088	$535,596

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for per share data)

	Thirteen weeks ended
	November 1, 2008	November 3, 2007
Revenues:
Net sales	$352,682	$323,903
Other	10,398	8,841

Total revenues	363,080	332,744
Cost of goods sold, including buying and occupancy costs	212,212	180,909

Gross profit	150,868	151,835
Selling, general and administrative expenses	118,321	104,150

Income from operations	32,547	47,685
Interest expense – net	570	3,077

Income before income taxes	31,977	44,608
Provision for income taxes	12,936	17,771

Net income	$19,041	$26,837

Income per share:
Basic	$0.31	$0.44

Diluted	$0.30	$0.42

Weighted average shares outstanding:
Basic	61,878	60,725

Diluted	64,078	64,195

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for per share data)

	Thirty-nine weeks ended
	November 1, 2008	November 3, 2007
Revenues:
Net sales	$1,008,217	$905,606
Other	31,716	29,181

Total revenues	1,039,933	934,787
Cost of goods sold, including buying and occupancy costs	591,447	511,224

Gross profit	448,486	423,563
Selling, general and administrative expenses	331,360	294,385

Income from operations	117,126	129,178
Interest expense – net	4,370	9,377

Income before income taxes	112,756	119,801
Provision for income taxes	45,091	47,683

Net income	$67,665	$72,118

Income per share:
Basic	$1.10	$1.20

Diluted	$1.06	$1.13

Weighted average shares outstanding:
Basic	61,588	60,257

Diluted	64,127	63,923

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirty-nine weeks ended
	November 1, 2008	November 3, 2007
Cash flows from operating activities:
Net income	$67,665	$72,118
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	29,638	24,146
Amortization of deferred financing costs	1,788	1,975
Share-based compensation	6,862	5,334
Deferred income taxes	5,061	(1,753)
Excess tax benefit from share-based compensation plans	(13,424)	(20,223)
Changes in operating assets and liabilities:
Merchandise inventories	(91,615)	(70,104)
Prepaid expenses and other current assets	(2,947)	(3,193)
Other assets	17	275
Accounts payable and other liabilities	26,710	39,311
Income taxes	16,364	34,192

Net cash provided by operating activities	46,119	82,078

Cash flow from investing activities:
Capital expenditures	(59,378)	(58,856)

Cash flows from financing activities:
Repayments of long-term debt	(25,000)	(75,000)
Excess tax benefit from share-based compensation plans	13,424	20,223
Proceeds from share-based compensation plans	8,156	8,146
Costs incurred in connection with amended and restated credit agreement	—	(1,284)
Repurchase of common shares	(375)	(447)

Net cash used in financing activities	(3,795)	(48,362)

Decrease in cash and cash equivalents	(17,054)	(25,140)
Cash and cash equivalents – beginning of period	131,510	88,900

Cash and cash equivalents – end of period	$114,456	$63,760

Supplemental cash flow information:
Income taxes paid	$32,368	$15,416

Interest paid	$4,061	$9,459

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of J.Crew Group, Inc. and its wholly owned subsidiaries (the “Company” or “Group”). All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheet as of November 1, 2008, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

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

The results of operations for the thirteen and thirty-nine weeks ended November 1, 2008 are not necessarily indicative of the operating results for the full fiscal year.

2. Share–Based Compensation

Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123(R), using the modified prospective transition method. Under this method, share-based compensation recognized in the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007 includes compensation cost for all share-based awards: (i) not vested as of January 29, 2006, and (ii) granted subsequent to January 29, 2006, based on the estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards and restricted stock awards on a straight-line basis over the requisite service period of the award. There have been no significant changes subsequent to the end of fiscal 2007 in the methods or assumptions used to measure share-based awards.

A summary of the impact of share-based awards on our financial condition and results of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Share-based compensation(1)	$2,632	$2,135	$6,862	$5,334

Proceeds from exercise of stock option	$503	$353	$7,325	$7,229
Proceeds from issuance of common stock under ASPP	—	—	831	917

Proceeds from share-based compensation plans	$503	$353	$8,156	$8,146

Excess tax benefit from share-based compensation plans(2)	$702	$1,791	$13,424	$20,223

(1)	included in selling, general and administrative expenses.
(2)	included in stockholders’ equity.

3. Income Taxes

Group files a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state tax returns in required jurisdictions. In the third quarter of fiscal 2008, audits of tax years ending January 2002 and January 2003 were closed by the IRS, and the Company collected $9.3 million of refundable income taxes including interest. Tax years ending January 2004 through January 2006 are currently under audit by the IRS. The results of these audits are not expected to have a significant effect on the results of operations or financial position. Various state and local jurisdiction tax authorities are in the process of examining income tax returns of Group’s subsidiaries for various tax years ranging from 2001 to 2005.

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

It is the Company’s policy to recognize interest income and expense related to income taxes as a component of interest expense, and penalties as a component of selling, general and administrative expenses. The amount of interest and penalties accrued at November 1, 2008 is $1.1 million.

4. Debt and Credit Agreements

Debt

Long-term debt consists of the following:

	November 1, 2008	February 2, 2008
Term loan	$100,000	$125,000
Less current portion	—	—

Total long-term debt	$100,000	$125,000

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

The Credit Facility provides for revolving loans and letters of credit of up to $200 million, which amount may be increased up to $250 million subject to certain conditions. Borrowings bear interest, at the Company’s option, at floating interest rates based on Citibank N.A.’s prime rate plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.0% to 1.25%. The total amount of availability is limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) 92.5% of the net recovery percentage of inventories (as determined by periodic inventory appraisals) for the period August 1 through December 31, or 90% of the net recovery percentage of inventories for the period January 1 through

July 31, and (d) 65% of the fair market value of eligible real estate. The Credit Facility expires on May 4, 2013. Excess availability at November 1, 2008 was $192.7 million. There were no short-term borrowings during the first nine months of fiscal 2008 or fiscal 2007.

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

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with The Hong Kong and Shanghai Banking Corporation Limited (“HSBC”) which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $19.8 million and availability was $15.2 million at November 1, 2008 under this facility.

5. Income Per Share

The calculation of basic and diluted income per share is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net income	$19,041	$26,837	$67,665	$72,118

Income per share:
Basic	$0.31	$0.44	$1.10	$1.20

Diluted	$0.30	$0.42	$1.06	$1.13

Weighted average common shares outstanding:
Basic	61,878	60,725	61,588	60,257

Diluted	64,078	64,195	64,127	63,923

The number of shares of potentially dilutive securities excluded from the calculation of diluted earnings per share is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Stock options	2,288	72	2,273	72
Unvested restricted stock	62	—	15	—

Total	2,350	72	2,288	72

6. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning February 1, 2009. The adoption of SFAS No. 157 will not have a significant impact on the financial condition or results of operations of the Company.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission and in this report on Form 10-Q. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We have two primary sales channels: Stores, which consists of our retail and factory stores, and Direct, which consists of our catalog and our Internet website at www.jcrew.com. At November 1, 2008, we operated 222 retail stores (including four crewcuts® and 10 Madewell® stores) and 68 factory stores (including one crewcuts factory store), compared to 195 retail stores (including four crewcuts stores and six Madewell stores) and 60 factory stores at November 3, 2007.

The following is a summary of our revenues for the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(Dollars in millions)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Stores	$250.9	$233.6	$722.3	$654.2
Direct	101.8	90.3	285.9	251.4

Net sales	352.7	323.9	1,008.2	905.6
Other	10.4	8.8	31.7	29.2

Total revenues	$363.1	$332.7	$1,039.9	$934.8

The following is a brief summary of third quarter fiscal 2008 highlights:

•	Revenues totaled $363.1 million, reflecting a 9.1% increase over prior year revenues of $332.7 million.

•	Comparable store sales decreased 2.9%.

•	Direct net sales increased 12.7% to $101.8 million.

•	Income from operations decreased 31.7% to $32.5 million.

•	We collected $9.3 million of refundable income taxes including interest.

•	We opened 11 J.Crew retail stores, opened three and closed one J.Crew factory stores and opened one Madewell store.

•	We made significant progress in stabilizing our Direct channel systems.

The following is a brief summary of first nine months fiscal 2008 highlights:

•	Revenues totaled $1,039.9 million, reflecting a 11.3% increase over prior year revenues of $934.8 million.

•	Comparable store sales decreased 0.4%.

•	Direct net sales increased 13.7% to $285.9 million.

•	Income from operations decreased 9.3% to $117.1 million.

•	We collected $9.3 million of refundable income taxes including interest.

•	A voluntary prepayment of $25.0 million was made under the Term Loan.

•	We opened 19 J.Crew retail stores, opened eight and closed one J.Crew factory stores and opened four Madewell stores.

•

We implemented certain Direct channel systems upgrades including a new platform for our website, a new order management system in our call center and a new warehouse management system. These systems upgrades impacted our ability to capture, process and ship customer orders, and transfer product between channels during the second and third quarter. We made significant progress in stabilizing our Direct channel systems during the third quarter.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure for determining how our business is performing is comparable store sales, which reflect net sales at stores that have been open for at least twelve months. In the first quarter of fiscal 2008, we refined our comparable stores sales calculation to include the impact of more significant remodelings of our stores. This refinement did not significantly change the decrease in comparable store sales in the third quarter of fiscal 2008.

A complete description of the measures we use to assess the performance of our business appears in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission.

Results of Operations – Third quarter of Fiscal 2008 Compared to Third quarter of Fiscal 2007

	Thirteen Weeks Ended November 1, 2008		Thirteen Weeks Ended November 3, 2007		Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$363.1	100.0%	$332.7	100.0%	$30.4	9.1%
Gross profit	150.9	41.6%	151.9	45.6%	(1.0)	(0.6)%
Selling, general and administrative expenses	118.3	32.6%	104.1	31.3%	14.2	13.6%
Income from operations	32.6	9.0%	47.7	14.3%	(15.1)	(31.7)%
Interest expense, net	0.6	0.2%	3.1	0.9%	(2.5)	(81.5)%
Income taxes	12.9	3.6%	17.7	5.3%	(4.8)	(27.2)%
Net income	$19.0	5.2%	$26.8	8.1%	$(7.8)	(29.0)%

Revenues

Revenues for the third quarter of fiscal 2008 (the thirteen weeks ended November 1, 2008) increased $30.4 million, or 9.1%, to $363.1 million from $332.7 million in the third quarter of fiscal 2007 (the thirteen weeks ended November 3, 2007). The increase in revenues for the third quarter of fiscal 2008 resulted from the additional number of store locations compared to the prior comparable period and the increase in Direct sales, partially offset by decreased comparable store sales. We believe the overall increase in revenues is due to the continuing appeal of our expanded product line and our continuing commitment to customer service. Given the overall macroeconomic environment at the end of the third quarter, we saw a notable softening of the sales trend in both Stores and Direct, which we expect to continue at least through the fourth quarter of fiscal 2008.

Stores sales increased $17.3 million, or 7.4%, to $250.9 million in the third quarter of fiscal 2008 from $233.6 million in the third quarter of fiscal 2007. Comparable store sales decreased $6.5 million, or 2.9%, to $220.5 million in the third quarter of fiscal 2008 from $227.0 million in the comparable period last year. Non-comparable store sales were $30.4 million in the third quarter of fiscal 2008.

Direct sales increased $11.5 million, or 12.7%, to $101.8 million in the third quarter of fiscal 2008 from $90.3 million in the third quarter of fiscal 2007. During the second quarter of fiscal 2008 we implemented certain Direct channel systems upgrades which impacted our ability to capture, process and ship customer orders, and transfer product between channels. We made significant progress in stabilizing our Direct channel systems during the third quarter. The number of catalog pages circulated in the third quarter of fiscal 2008 increased 8% from the comparable period last year. This increase was primarily due to a shift in the timing of circulating catalogs at quarter end. We evaluate the efficiency of our circulation strategies on a continuing basis and make adjustments as we deem appropriate. The following table summarizes net sales of the Direct channel:

	Thirteen Weeks Ended
(Dollars in millions)	November 1, 2008	November 3, 2007
Internet	$79.3	$71.7
Phone	22.5	18.6

Total Direct net sales	$101.8	$90.3

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended
	November 1, 2008	November 3, 2007
Apparel:
Women’s	69%	69%
Men’s	17%	18%
Children’s	3%	2%
Accessories	11%	11%

	100%	100%

The increase in Stores and Direct sales in the third quarter of fiscal 2008 was primarily driven by an increase in sales of women’s apparel and accessories. This increase was largely driven by sales of knits, skirts and pants. Sales of men’s apparel and children’s also increased during the period. We offer children’s apparel in a selection of our retail stores, our stand-alone stores and our Direct channel. As of November 1, 2008, we operated 40 crewcuts shop-in-shops and five stand-alone stores, as compared to 28 shop-in-shops and four stand-alone stores as of November 3, 2007.

Other revenues, which consist primarily of shipping and handling fees and royalties, increased to $10.4 million in the third quarter of fiscal 2008 from $8.8 million in the comparable period last year. The increase resulted primarily from an increase in shipping and handling fees attributable to the increase in Direct sales.

Gross Profit

Gross profit decreased $1.0 million to $150.9 million in the third quarter of fiscal 2008 from $151.9 million in the third quarter of fiscal 2007. This decrease resulted from the following factors:

(Dollars in millions)
Increase in revenues	$17.3
Decrease in merchandise margin	(11.6)
Increase in buying and occupancy costs	(6.7)

$(1.0)

Gross margin decreased to 41.6% in the third quarter of fiscal 2008 from 45.6% in the third quarter of fiscal 2007. The decrease in gross margin was driven by (i) a 310 basis point decline in merchandise margin, due primarily to increased markdowns and customer accommodations associated with our Direct channel systems upgrades, and (ii) a 90 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.2 million, or 13.6%, to $118.3 million in the third quarter of fiscal 2008 from $104.1 million in the third quarter of fiscal 2007. This increase primarily resulted from:

•

an increase in Direct operating expenses – primarily payroll, payroll-related and consulting expenses – of $6.0 million, which includes expenses of $5.4 million related to our Direct channel stabilization efforts;

•	an increase in Stores operating expenses – primarily payroll and payroll related expenses associated with our growth in store locations – of $5.7 million;

•	an increase in catalog paper, postage and printing costs of $1.6 million; offset by

•	a decrease in share-based and incentive compensation of $3.8 million.

As a percentage of revenues, selling, general and administrative expenses increased to 32.6% in the third quarter of fiscal 2008 from 31.3% in the comparable period last year, primarily due to the above mentioned items.

Interest Expense, Net

Interest expense, net of interest income, decreased $2.5 million to $0.6 million in the third quarter of fiscal 2008 from $3.1 million in the third quarter of fiscal 2007. This decrease primarily reflects (i) our lower average outstanding debt in fiscal 2008 resulting from voluntary prepayments under the Term Loan, (ii) declining interest rates and (iii) interest income received in connection with our tax refund.

Income Taxes

The income tax provision for the third quarter of fiscal 2008 and 2007 reflects the estimated annual effective tax rate of approximately 40%.

Net Income

Net income decreased $7.8 million to $19.0 million in the third quarter of fiscal 2008 from $26.8 million in the third quarter of fiscal 2007. This decrease was due to a $1.0 million decrease in gross profit, and a $14.2 million increase in selling, general and administrative expenses, offset by a $2.5 million decrease in interest expense and a $4.8 million decrease in the provision for income taxes.

Results of Operations – First Nine Months of Fiscal 2008 Compared to First Nine Months of Fiscal 2007

	Thirty-nine Weeks Ended November 1, 2008		Thirty-nine Weeks Ended November 3, 2007		Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,039.9	100.0%	$934.8	100.0%	$105.1	11.2%
Gross profit	448.5	43.1%	423.6	45.3%	24.9	5.9%
Selling, general and administrative expenses	331.4	31.9%	294.4	31.5%	37.0	12.6%
Income from operations	117.1	11.3%	129.2	13.8%	(12.1)	(9.3)%
Interest expense, net	4.4	0.4%	9.4	1.0%	(5.0)	(53.4)%
Income taxes	45.1	4.3%	47.7	5.1%	(2.6)	(5.4)%
Net income	$67.6	6.5%	$72.1	7.7%	$(4.5)	(6.2)%

Revenues

Revenues for the first nine months of fiscal 2008 (the thirty-nine weeks ended November 1, 2008) increased $105.1 million, or 11.2%, to $1,039.9 million from $934.8 million in the first nine months of fiscal 2007 (the thirty-nine weeks ended November 3, 2007). The increase in revenues for the first nine months of fiscal 2008 resulted from the additional number of store locations compared to the prior comparable period and the increase in Direct sales, partially offset by decreased comparable store sales. We believe the overall increase in revenues is due to the continuing appeal of our expanded product line and our continuing commitment to customer service. Given the overall macroeconomic environment at the end of the third quarter, we saw a notable softening of the sales trend in both Stores and Direct, which we expect to continue at least through the fourth quarter of fiscal 2008.

Stores sales increased $68.1 million, or 10.4%, to $722.3 million in the first nine months of fiscal 2008 from $654.2 million in the first nine months of fiscal 2007. Comparable store sales decreased $2.6 million, or 0.4%, to $632.2 million in the first nine months of fiscal 2008 from $634.8 million in the comparable period last year. Non-comparable store sales were $90.1 million in the first nine months of fiscal 2008.

Direct sales increased $34.5 million, or 13.7%, to $285.9 million in the first nine months of fiscal 2008 from $251.4 million in the first nine months of fiscal 2007. During the second quarter of fiscal 2008 we implemented certain Direct channel systems upgrades which impacted our ability to capture, process and ship customer orders, and transfer product between channels. We made significant progress in stabilizing our Direct channel systems during the third quarter. The number of catalog pages circulated in the first nine months of fiscal 2008 increased 3% from the comparable period last year. We continue to see a shift of orders placed on the phone to the Internet. We evaluate the efficiency of our circulation strategies on a continuing basis and make adjustments as we deem appropriate. The following table summarizes net sales of the Direct channel:

	Thirty-nine Weeks Ended
(Dollars in millions)	November 1, 2008	November 3, 2007
Internet	$237.0	$194.7
Phone	48.9	56.7

Total Direct net sales	$285.9	$251.4

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirty-nine Weeks Ended
	November 1, 2008	November 3, 2007
Apparel:
Women’s	67%	67%
Men’s	18%	19%
Children’s	3%	2%
Accessories	12%	12%

	100%	100%

The increase in Stores and Direct sales in the first nine months of fiscal 2008 was primarily driven by an increase in sales of women’s apparel. This increase was largely driven by sales of sweaters, knits and pants. Sales of men’s and children’s apparel and accessories increased during the period. We offer children’s apparel in a selection of our retail stores, our stand-alone stores and our Direct channel. As of November 1, 2008, we operated 40 crewcuts shop-in-shops and five stand-alone stores, as compared to 28 shop-in-shops and four stand-alone stores as of November 3, 2007.

Other revenues, which consist primarily of shipping and handling fees and royalties, increased to $31.7 million in the first nine months of fiscal 2008 from $29.2 million in the comparable period last year. The increase resulted primarily from an increase in shipping and handling fees attributable to the increase in Direct sales.

Gross Profit

Gross profit increased $24.9 million to $448.5 million in the first nine months of fiscal 2008 from $423.6 million in the first nine months of fiscal 2007. This increase resulted from the following factors:

(Dollars in millions)
Increase in revenues	$59.7
Decrease in merchandise margin	(12.9)
Increase in buying and occupancy costs	(21.9)

$24.9

Gross margin decreased to 43.1% in the first nine months of fiscal 2008 from 45.3% in the first nine months of fiscal 2007. The decrease in gross margin was driven by (i) a 120 basis point decline in merchandise margin, due primarily to increased markdowns, customer accommodations associated with our Direct channel systems upgrades and increased freight expenses and (ii) a 100 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $37.0 million, or 12.6%, to $331.4 million in the first nine months of fiscal 2008 from $294.4 million in the first nine months of fiscal 2007. This increase primarily resulted from:

•	an increase in Stores operating expenses – primarily payroll and payroll related expenses associated with our growth in store locations – of $18.8 million;

•

an increase in Direct operating expenses – primarily payroll, payroll-related and consulting expenses – of $9.3 million, which includes expenses of $6.9 million related to our Direct channel stabilization efforts;

•	an increase in catalog paper, postage and printing costs of $6.3 million; offset by

•	a decrease in share-based and incentive compensation of $8.4 million.

As a percentage of revenues, selling, general and administrative expenses increased to 31.9% in the first nine months of fiscal 2008 from 31.5% in the comparable period last year, primarily due to the above mentioned items.

Interest Expense, Net

Interest expense, net of interest income, decreased $5.0 million to $4.4 million in the first nine months of fiscal 2008 from $9.4 million in the first nine months of fiscal 2007. This decrease primarily reflects (i) our lower average outstanding debt in fiscal 2008 resulting from voluntary prepayments under the Term Loan and (ii) declining interest rates.

Income Taxes

The income tax provision for the first nine months of fiscal 2008 and 2007 reflects the estimated annual effective tax rate of approximately 40%.

Net Income

Net income decreased $4.5 million to $67.6 million in the first nine months of fiscal 2008 from $72.1 million in the first nine months of fiscal 2007. This decrease was due to a $24.9 million increase in gross profit driven by the 11.2% increase in revenues, a $5.0 million decrease in interest expense, and a $2.6 million decrease in the provision for income taxes, more than offset by a $37.0 million increase in selling, general and administrative expenses.

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

Operating Activities

	Thirty-nine Weeks Ended
	November 1, 2008	November 3, 2007
	(amounts in millions)
Net income	$67.7	$72.1
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization of property and equipment	29.6	24.1
Amortization of deferred financing costs	1.8	2.0
Share-based compensation	6.8	5.3
Deferred income taxes	5.1	(1.7)
Excess tax benefit from share-based compensation plans	(13.4)	(20.2)
Changes in operating assets and liabilities	(51.5)	0.5

Net cash provided by operations	$46.1	$82.1

Cash provided by operating activities in the first nine months of fiscal 2008 was $46.1 million and consisted of (i) net income of $67.7 million, (ii) adjustments to net income of $43.3 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $64.9 million due primarily to (a) increases in inventories and accounts payable reflecting the impact of 30 stores opened since the end of fiscal 2007, and excess inventories resulting from our Direct channel systems upgrades and the impact of slowing sales trends at the end of the quarter, and (b) an increases in taxes paid due to the lapse of net operating loss carry-forwards and a decreased tax benefit from share-based compensation plans.

Cash provided by operating activities in the first nine months of fiscal 2007 was $82.1 million and consisted of (i) net income of $72.1 million, (ii) adjustments to net income of $29.7 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $19.7 million due to normal business fluctuations.

Investing Activities

Capital expenditures were $59.4 million in the first nine months of fiscal 2008 compared to $58.9 million in the first nine months of fiscal 2007. Capital expenditures for the opening of new stores were $29.8 million and $27.7 million in the first nine months of fiscal 2008 and fiscal 2007, respectively. Capital expenditures are planned at approximately $80 to $85 million for fiscal 2008, including approximately $35 to $40 million for new stores, $20 to $25 million for information technology enhancements and the remainder for store renovations and refurbishments and general corporate purposes.

Financing Activities

	Thirty-nine Weeks Ended
	November 1, 2008	November 3, 2007
	(amounts in millions)
Repayments of long-term debt	$(25.0)	$(75.0)
Excess tax benefit from share-based compensation plans	13.4	20.2
Proceeds from share-based compensation plans	8.2	8.1
Costs incurred in connection with amended and restated credit agreement	—	(1.3)
Repurchase of common shares	(0.4)	(0.4)

Net cash used in financing activities	$(3.8)	$(48.4)

Cash used in financing activities in the first nine months of fiscal 2008 was $3.8 million due to (i) a voluntary principal payment under the Term Loan of $25.0 million, offset primarily by (ii) excess tax benefits from share-based compensation plans of $13.4 million and (iii) proceeds from share-based compensation plans of $8.2 million.

Cash used in financing activities in the first nine months of fiscal 2007 was $48.4 million due to (i) a voluntary principal payment under the Term Loan of $75.0 million, (ii) costs incurred in connection with the amended and restated credit agreement of $1.3 million, offset by (iii) excess tax benefits from share-based compensation plans of $20.2 million and (iv) proceeds from share-based compensation plans of $8.1 million.

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

There were no short-term borrowings during the first nine months of fiscal 2008 or fiscal 2007. There was $192.7 million of excess availability under the Credit Facility at November 1, 2008.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $19.8 million and availability was $15.2 million at November 1, 2008 under this facility.

Liquidity and Capital Resources Outlook

Management anticipates that capital expenditures in fiscal 2008 will be approximately $80 to $85 million, primarily for opening 42 new stores, information technology enhancements, store renovations and refurbishments and general corporate purposes. Management believes that the Company’s current cash position, cash flow from operations and availability under the Credit Facility will be adequate to finance working capital needs, operating lease payments, planned capital expenditures and debt service obligations for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, and to remain in compliance with the financial covenants under our debt agreements depends on our future operating performance, cash flow and financing activities, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. See Item 1A. “Risk Factors” in part II of this report.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of November 1, 2008, we had the following obligations under letters of credit in future periods:

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

We have a licensing agreement in Japan that provides for royalty payments in yen based on sales of J.Crew merchandise. We have entered into forward foreign exchange contracts from time to time in order to minimize this risk. At November 1, 2008, there were no forward foreign exchange contracts outstanding. In February 2008, we provided notice that we do not intend to renew the licensing agreement, which expires in January 2009.

We also enter into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at November 1, 2008 were $27.1 million, including $7.3 million of standby letters of credit.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Administrative Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Administrative Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. Set forth below is an additional risk factor that we have recently identified.

The current economic crisis could materially adversely affect our financial condition and results of operations.

The current economic crisis is having a significant negative impact on businesses around the world. Our results can be impacted by a number of macroeconomic factors, including but not limited to consumer confidence and spending levels, unemployment, consumer credit availability, fuel and energy costs, global factory production, commercial real estate market conditions, credit market conditions and the level of customer traffic in malls and shopping centers.

Demand for our merchandise is significantly impacted by negative trends in consumer confidence and other economic factors affecting consumer spending behavior. The downturn in the economy may continue to affect consumer purchases of our merchandise for the foreseeable future and adversely impact our results of operations.

We believe that our current cash position, cash flow from operations and availability under the Credit Facility will provide us with sufficient liquidity through the current economic crisis. However, the impact of this crisis on our customers, suppliers and landlords cannot be predicted and may be severe. A decrease in liquidity of our customers and suppliers could have a material adverse effect on our results of operations and liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document
Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

10.1	Amended and Restated Employment Agreement, dated September 10, 2008, between the Company and James Scully. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 11, 2008.

Certifications

Exhibit No.	Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J. CREW GROUP, INC. (Registrant)

Date: December 10, 2008	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and Chief Executive Officer

Date: December 10, 2008	By:	/s/ James S. Scully
James S. Scully
Chief Administrative Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

10.1	Amended and Restated Employment Agreement, dated September 10, 2008, between the Company and James Scully. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 11, 2008.

Certifications

Exhibit No.	Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.