Form 10-K
period 2009-01-31
J CREW GROUP INC
filed 2009-03-23
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

Based upon the closing sale price on the New York Stock Exchange on August 1, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, which ended August 3, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on such date was approximately $1,495,641,201. For purposes of determining this amount, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

There were 62,548,892 shares of the registrant’s $.01 par value common stock outstanding on March 6, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2009 Annual Meeting of Stockholders	Part III, Items 10-14

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

In this section, “we,” “us” and “our” refer to J.Crew Group, Inc. (“Group”) and our wholly owned subsidiaries, including J.Crew Operating Corp. (“Operating”).

General

J.Crew® is a nationally recognized apparel and accessories retailer that we believe embraces a high standard of style, craftsmanship, quality and customer service. We are a fully integrated multi-channel, multi-brand, specialty retailer. We seek to consistently communicate our vision of J.Crew through every aspect of our business, including through the imagery in our catalogs and on our Internet website and the inviting atmosphere of our stores.

We focus on creating product lines featuring the high quality design, fabrics and craftsmanship as well as consistent fits and detailing that our customers expect of J.Crew. We offer complete assortments of women’s, men’s and children’s apparel and accessories, including wedding and special occasion attire, weekend clothes, swimwear, loungewear, outerwear, shoes, bags, belts, hair accessories and jewelry. The J.Crew brand is widely recognized and features high quality designs, fabrics and craftsmanship. We seek to project our brand image through consistent creative messages in our catalog and through our Internet website, our store environments and our superior customer service.

J.Crew products are distributed through our retail and factory stores, our J.Crew catalog and our Internet website located at www.jcrew.com. We introduced Madewell, a casual Women’s clothing, footwear and accessories retail concept in fiscal 2006. As of January 31, 2009, we operated 226 retail stores, including five crewcuts®, one Men’s store, one Women’s Collection store, and 10 Madewell stores; and 74 factory stores, including one crewcuts factory store, throughout the United States. We also operated 42 crewcuts shop in shops in our J.Crew retail stores and 10 crewcuts shop in shops in our factory stores. In fiscal 2008, we distributed 20 catalog editions with a circulation of approximately 44 million copies. Our website logged over 78 million visits in fiscal 2008, as compared to over 70 million in fiscal 2007, representing an 11% increase.

We conduct our business through two primary sales channels: Stores (consisting of our retail, crewcuts, Madewell and factory stores) and Direct (consisting of our catalog and Internet website). The following is a summary of our revenues:

(Dollars in millions)	Fiscal 2006	Fiscal 2007	Fiscal 2008
Stores	$808.5	$914.8	$974.3
Direct	308.6	377.4	408.9
Other	35.0	42.5	44.8

Total	$1,152.1	$1,334.7	$1,428.0

Other revenues consist principally of shipping and handling fees derived from our Direct business.

We were incorporated in the State of New York in 1988 and reincorporated in the State of Delaware in October 2005. Our principal executive offices are located at 770 Broadway, New York, NY 10003, and our telephone number is (212) 209-2500.

Products

We offer complete assortments of women’s, men’s and children’s apparel and accessories, including wedding and special occasion attire, weekend clothes, swimwear, loungewear, outerwear, shoes, bags, belts, hair accessories and jewelry. We focus on creating product lines featuring the high quality design, fabrics and craftsmanship as well as consistent fits and detailing, and are designed internally by our design team to embody our “classic with a twist” branding and styling strategies. We offer a product assortment ranging from casual t-shirts and broken-in chinos, to cashmere items and limited edition “collection” items, such as dresses, hand-beaded skirts and double-faced cashmere jackets.

In recent years we have introduced several new product lines and product line expansions, including our Italian cashmere collection, our wedding and party dresses, our Italian leather accessories and our women’s jewelry. Our J.Crew factory line offers the J.Crew brand with similar styles made at lower costs and sold at lower price points. Crewcuts, an apparel and accessories line for children ages two through 12, which offers a product assortment that reflects the high quality, styled-classic apparel and accessories we offer under the J.Crew brand, such as argyles, embroidered critters and cable knits for the children’s market.

We introduced Madewell, a casual women’s clothing, footwear and accessories retail concept in fiscal 2006. Additionally, we maintain a Madewell website at www.madewell1937.com that provides customers with a toll free number to place orders for Madewell merchandise and intend to add the necessary functionality to enable customers to place orders online.

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

From the sample assortment, our merchandising team selects which items to market in each of our sales channels and edits the assortment as necessary to increase its commerciality. Our teams communicate regularly and work closely with each other in order to leverage market data, ensure the quality of our products and remain true to a unified brand image. Our technical design teams develop construction and fit specifications for every product, ensuring quality workmanship and consistency across product lines. Because our product offerings originate from a single concept assortment, we believe that we are able to efficiently offer an assortment of styles within each season’s line while still maintaining a unified brand image. As a final step that is intended to ensure image consistency, our senior management reviews all of our products from all of our sales channels before they are manufactured. We believe we further maintain our brand image by exercising substantial control over the presentation and pricing of our merchandise by selling all our products ourselves in North America.

Pricing

We offer our customers a mix of select designer-quality products and more casual items at various price points, consistent with our signature styling strategy of pairing luxury items with more casual items. We have introduced limited edition “collection” items such as hand-beaded skirts, which we believe elevates the overall perception of our brand. We believe offering a broad range of price points maintains a more accessible, less intimidating atmosphere.

Sales Channels

We conduct our business through two primary sales channels: Stores, which consists of our retail, crewcuts, Madewell and factory stores; and Direct, which consists of the J.Crew catalog and our Internet website.

Stores

The following is a summary of our net sales from Stores and the percentage relationship to total revenues:

(Dollars in millions)	Fiscal 2006	Fiscal 2007	Fiscal 2008
Stores	$808.5	$914.8	$974.3
Percentage of total revenues	70.2%	68.5%	68.2%

Retail Stores

As of January 31, 2009, we operated 226 retail stores, including five crewcuts, one Men’s store, one Women’s Collection store, and 10 Madewell stores, throughout the United States. Our retail stores are located in upscale regional malls, lifestyle centers, shopping centers and street locations. We believe situating our stores in desirable locations is critical to the success of our business, and we determine store locations, as well as individual store sizes, based on several factors, including geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other higher-end specialty retail stores. Our retail stores are designed by our in-house design staff and fixtured with the goal of creating a distinctive, sophisticated and inviting atmosphere, with clear displays and information about product quality and fabrication.

Our retail stores averaged approximately 6,500 total square feet at the end of fiscal 2008, but are “sized to the market,” which means that we adjust the size of a particular retail store based on the projected revenues from that particular store. For example, at the end of fiscal 2008, our largest retail store, located in New York, was approximately 15,000 square feet, and our smallest retail store, our Men’s store, also located in New York, was approximately 900 square feet. The table below highlights certain information regarding our retail stores open during the five years ended January 31, 2009:

Fiscal Year	Retail Stores Open At Beginning of Period	Retail Stores Opened During Period	Retail Stores Closed During Period	Retail Stores Open at End of Period	Total Gross Square Footage (in thousands)	Average Gross Square Footage Per Retail Store
2004	154	5	3	156	1,198	7,682
2005	156	5	2	159	1,209	7,604
2006	159	21	4	176	1,247	7,084
2007	176	27	4	199	1,338	6,723
2008	199	28	1	226	1,460	6,459

In light of the current economic conditions we have slowed the pace of our retail store expansion. We plan to expand our retail store base by 15 to 20 retail stores in fiscal 2009, including approximately four crewcuts and approximately eight Madewell stores.

Factory Stores

As of January 31, 2009, we operated 74 factory stores, including one factory crewcuts store, throughout the United States. We added crewcuts shop-in-shops into 10 of our factory stores in fiscal 2008. Our factory stores are located primarily in large factory-outlet malls. Factory stores are designed with simple, volume-driving visuals to maximize sales of key items and drive faster inventory turns. Our factory stores also use strategic and focused short-term promotional offerings designed to achieve higher margins and faster inventory turns. Sales associates in our factory stores adhere to the same customer-service focus as our retail stores, and are trained to help customers locate styles similar to those they have seen in our retail stores or catalog.

Our factory stores averaged 5,500 total square feet at the end of fiscal 2008, but are “sized to the market,” which means that we adjust the size of a particular factory store based on the projected revenues from that particular store. For example, at the end of fiscal 2008, our largest factory store, located in Connecticut, was approximately 9,000 square feet, and our smallest factory store, our factory crewcuts store, located in Florida, was approximately 1,500 square feet. The table below highlights certain information regarding our factory stores open during the five years ended January 31, 2009:

Fiscal Year	Factory Stores Open At Beginning of Period	Factory Stores Opened During Period	Factory Stores Closed During Period	Factory Stores Open at End of Period	Total Gross Square Footage (in thousands)	Average Gross Square Footage Per Factory Store
2004	42	0	1	41	258	6,296
2005	41	6	3	44	269	6,120
2006	44	8	1	51	297	5,827
2007	51	10	0	61	350	5,737
2008	61	14	1	74	404	5,464

In light of the current economic conditions we have slowed the pace of our factory store expansion. We plan to expand our factory store base by approximately five factory stores in fiscal 2009.

Direct

The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in millions)	Fiscal 2006	Fiscal 2007	Fiscal 2008
Internet	$218.6	$293.3	$338.2
Phone	90.0	84.1	70.7

Total Direct	$308.6	$377.4	$408.9

Direct net sales as a percentage of total revenues	26.8%	28.3%	28.6%

In addition to driving revenues, we use our Direct channel to introduce and test new product offerings, to sell specialty product lines such as crewcuts and Wedding and special occasion, to offer extended sizes and colors on various products and to expand customer files to drive targeted marketing campaigns by collecting customer data to further segment customer groups.

We currently obtain customer information for 100% of our catalog and Internet customers. As of January 31, 2009, our customer database contained approximately 26.0 million individual customer names, of which 3.5 million customers had placed a catalog or Internet order with us or made a store purchase from us within the previous twelve months, and 4.3 million email addresses of customers who had agreed to receive promotional emails from us.

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

Catalog

The J.Crew catalog is the primary branding and advertising vehicle for the J.Crew brand. We believe our catalog reinforces the J.Crew brand image and drives sales across all of our sales channels. For example, approximately 25% of our Internet customers referenced using a catalog prior to their Internet purchase, which we believe shows that our catalog drives sales on our Internet channel. We believe we have distinguished ourselves from other catalog retailers by utilizing high quality photography and art direction. We further this image by not promoting clearance merchandise in our catalogs, and instead redirect primary liquidation activity to our www.jcrew.com website. In fiscal 2008, we distributed 20 catalog editions with a circulation of approximately 44.4 million copies and approximately 5.2 billion pages circulated.

While we do not have long-term contracts with our suppliers of paper for our catalog, we believe our long-standing relationships with a number of the largest coated paper mills in the United States allow us to purchase paper at favorable prices. Projected paper requirements are communicated on an annual basis to paper mills to ensure the availability of an adequate supply.

Internet Website

Since 1996, our website located at www.jcrew.com has allowed our customers to purchase our merchandise over the Internet. We continue to see an ongoing shift of orders to the Internet from our catalog. Using a consistent standard measure, our website logged over 78 million visits in fiscal 2008, as compared to over 70 million in fiscal 2007, representing an 11% increase. Internet revenues represented 83% of the Direct business in fiscal 2008, compared to 78% of the Direct business in fiscal 2007. We design and operate our websites using an in-house technical staff. Our www.jcrew.com website emphasizes simplicity and ease of customer use while integrating the J.Crew brand’s aspirational lifestyle imagery used in the catalog. We update our website periodically throughout the day to accurately reflect product availability and to determine where on the website a particular product generates the best sales. In addition to selling our regular merchandise on our www.jcrew.com website, we also use that website as a means to sell marked-down merchandise.

We have enhanced our online presence by adding category-based “shops” to our www.jcrew.com website, such as J.Crew swimfinder, wedding & party shop and our new accessories shop.

We implemented certain direct channel systems upgrades including a new platform for our website during fiscal 2008. These systems upgrades impaired our ability to capture, process and ship customer orders and resulted in the incurrence of additional costs in fiscal 2008. See “Management Information System” for additional information.

Marketing and Advertising

The J.Crew catalog is the primary branding and advertising vehicle for the J.Crew brand. We believe our catalog reinforces the J.Crew mission and image as well as drives sales in all of our channels. Our direct sales channels enable us to maintain a database of customer sales patterns and we are thus able to target segments of our customer base with specific marketing. Depending on their spending habits, we send certain customers special catalog editions and/or emails.

We also offer a private-label credit card through an agreement with World Financial Network National Bank (“WFNNB”), under which WFNNB owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. In fiscal 2008, sales on J.Crew credit cards made up 16.3% of our total net sales. We believe that our credit card program encourages frequent store and website visits and catalog sales and promotes multiple-item purchases, thereby cultivating customer loyalty to the J.Crew brand and increasing sales. We also maintain a J.Crew credit card loyalty program by offering rewards for customer spending on J.Crew credit cards.

Sourcing and Distribution

Sourcing

We have no long-term merchandise supply contracts, and we typically transact business on an order-by-order basis. We source our merchandise in two ways: through the use of buying agents, and by purchasing merchandise directly from trading companies and manufacturers. In fiscal 2008, we worked with eight buying agents, who together supported our relationships with vendors that supplied approximately 55% of our merchandise, with one buying agent supporting our relationships with vendors that supplied approximately 44% of our merchandise. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with the vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in the factories, inspecting finished merchandise and carrying out other administrative communications on our behalf. In fiscal 2008, we worked with two trading companies, purchasing approximately 26% of our merchandise from these companies. Trading companies control factories which manufacture merchandise and also handle certain other shipping and customs matters related to importing the merchandise into the United States. We sourced the remaining 19% of our merchandise directly with manufacturers both within the United States and overseas with the majority of whom we have long-term, and what we believe to be, stable relationships.

Our sourcing base currently consists of approximately 138 vendors who operate 209 factories in approximately 21 countries. Our top 10 vendors supply 51% of our merchandise.

Each of our top 10 vendors uses multiple factories to produce its merchandise, which we believe gives us a high degree of flexibility in placing production of our merchandise. We believe we have developed strong relationships with our vendors, some of which rely upon us for a significant portion of their business.

In fiscal 2008, approximately 86% of our merchandise was sourced in Asia (with 73% of our products sourced from China, Hong Kong and Macau), 4% was sourced in the United States and 10% was sourced in Europe and other regions. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution

We operate two distribution facilities and one customer call center. We own a 282,000 square foot facility in Asheville, North Carolina that houses our distribution operations for our retail and factory stores. This facility currently employs approximately 200 full and part-time employees during our non-peak season and approximately 50 additional employees during our peak season. In fiscal 2007, we completed a 120,000 square foot expansion of this facility to support our expected future growth. Merchandise is transported from this distribution center to our retail and factory stores by independent trucking companies, Federal Express or UPS, with a transit time of approximately two to five days.

We also own a 262,000 square foot facility, and lease a 63,700 square foot facility, both located in Lynchburg, Virginia. These facilities contain our customer call center and order fulfillment operations for Direct. During fiscal 2008 we implemented certain Direct channel systems upgrades including a new order management system in our call center and a new warehouse management system. These systems upgrades impaired our ability to capture, process and ship customer orders and resulted in the incurrence of additional costs in fiscal 2008. See “Management Information Systems” for additional information.

These facilities currently employ approximately 1,000 full and part-time employees during our non-peak season and an additional 1,000 employees during our peak season. We outsource a portion of our customer calls to two service providers. Merchandise sold via our Direct channel is sent directly to customers from this distribution center via the United States Postal Service, UPS or Federal Express.

Management Information Systems

Our management information systems are designed to provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of our business. We utilize an SAP Enterprise Resource Planning system along with an IBM mainframe system for our information technology requirements. We have point-of-sale systems in our retail and factory stores that enable us to track inventory from store receipt to final sale on a real-time basis. We have an agreement with Electronic Data Systems Corporation, a third party, to provide hosting services and administrative support for the infrastructure of our enterprise merchandising and financial systems, and our distribution and call center infrastructure. Our websites are hosted by a third party at its data center.

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

We continue to expand and upgrade our information systems, networks and infrastructure to support recent and expected future growth. During fiscal 2008 we implemented certain Direct channel systems upgrades including a new platform for our website, a new order management system in our call center and a new warehouse management system. These systems upgrades impaired our ability to capture, process and ship customer orders, and transfer products between channels during the second, third and fourth quarters. We incurred additional costs associated with these upgrades which adversely impacted our operating results in fiscal 2008. We made progress in stabilizing our Direct channel systems during the second half of fiscal 2008 and are continuing our stabilization efforts in 2009.

Employees and Labor Relations

As of January 31, 2009, we had approximately 10,900 employees, of whom approximately 3,800 were full-time employees and 7,100 were part-time employees. Approximately 1,000 of these employees are employed in our customer call center and Direct order fulfillment operations facility in Lynchburg, Virginia, and approximately 200 of these employees work in our store distribution center in Asheville, North Carolina. In addition, approximately 3,200 employees are hired on a seasonal basis to meet demand during the peak season.

None of our employees are represented by a union. We have had no labor-related work stoppages and we believe our relationship with our employees is good.

Competition

The specialty retail industry is highly competitive. We compete primarily with specialty retailers, higher-end department stores, catalog retailers and Internet businesses that engage in the retail sale of women’s, men’s and children’s apparel, accessories, shoes and similar merchandise. We believe the principal bases upon which we compete are quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of our brands and our presence in many major shopping malls in the United States as well as our multiple sale channels which enable our customers to shop in the setting they prefer. We believe that we also differentiate ourselves from competitors on the basis of our signature product design, our ability to offer both designer-quality products at higher price points and more casual items at lower price points, our focus on the quality of our product offerings and our customer-service oriented culture. We believe our success depends in substantial part on our ability to originate and define product and fashion trends as well as to timely anticipate, gauge and react to changing consumer demands. Certain of our competitors are larger and have greater financial, marketing and other resources than us. Accordingly, there can be no assurance that we will be able to compete successfully with them in the future.

Trademarks and Licensing

The J.Crew and Madewell trademarks and variations thereon, such as crewcuts, are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries. We believe our trademarks have significant value and we intend to continue to vigorously protect them against infringement.

In addition, we licensed our J.Crew trademark and know-how to Itochu Corporation in Japan for which we received royalty fees based on a percentage of sales. In February 2008, we provided notice that we did not intend to renew the agreement, which expired at the end of January 2009. In fiscal 2006, 2007, and 2008, licensing revenues totaled $2.8 million, $2.6 million, and $1.7 million, respectively.

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

The following risk factors should be carefully considered when evaluating our business and the forward-looking statements in this report. See “Disclosure Regarding Forward Looking Statements.”

The current economic crisis could materially adversely affect our financial condition and results of operations.

The current economic crisis is having a significant negative impact on businesses and consumers around the world. Our results can be impacted by a number of macroeconomic factors, including, but not limited to, consumer confidence and spending levels, unemployment, consumer credit availability, fuel and energy costs, global factory production, commercial real estate market conditions, credit market conditions and the level of customer traffic in malls and shopping centers.

Demand for our merchandise is significantly impacted by negative trends in consumer confidence and other economic factors affecting consumer spending behavior. These factors have recently driven sharp declines in mall traffic and consumer spending. The downturn in the economy may continue to affect consumer purchases of our merchandise for the foreseeable future and adversely impact our results of operations.

We believe that our current cash position, cash flow from operations and availability under the Credit Facility will provide us with sufficient liquidity through the current economic crisis. However, the impact of this crisis on our customers and suppliers cannot be predicted and may be severe. A decrease in liquidity of our customers and suppliers could have a material adverse effect on our results of operations and liquidity.

Failure to achieve sufficient levels of revenue and cash flow at individual store locations could result in impairment charges related to our stores. In fiscal 2008, we recorded non-cash asset impairment charges related to underperforming stores. Various uncertainties, including changes in consumer preferences or continued deterioration in the economic environment could impact the expected cash flows to be generated by our store locations, and may result in an impairment of those assets. Although such an impairment charge would be a non-cash expense, any impairment could materially increase our expenses and reduce our profitability.

We operate in the highly competitive specialty retail industry and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in loss of our market share.

We face intense competition in the specialty retail industry. We compete primarily with specialty retailers, high-end department stores, catalog retailers and Internet businesses that engage in the retail sale of women’s, men’s and children’s apparel, accessories, shoes and similar merchandise. We believe that the principal bases upon which we compete are the quality, style and design of merchandise and the quality of customer service. We also believe that price is an important factor in our customers’ decision-making process. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources and therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. In addition, increased levels of promotional activity by our competitors, both online and in stores, may negatively impact our revenues and gross profit.

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

Because we enter into agreements for the manufacture and purchase of merchandise well in advance of the season in which merchandise will be sold, we are vulnerable to changes in consumer demand, pricing shifts and suboptimal merchandise selection and timing of merchandise purchases. We attempt to reduce the risks of changing fashion trends and product acceptance in part by devoting a portion of our product line to classic styles that are not significantly modified from year to year. Nevertheless, if we misjudge the market for our products or overall level of consumer demand, we may be faced with significant excess inventories for some products and missed opportunities for others. Our brand image may also suffer if customers believe we are no longer able to offer the latest fashions. The occurrence of these events could hurt our financial results by decreasing sales. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

The specialty retail industry is cyclical, and a decline in consumer spending on apparel and accessories could reduce our sales and slow our growth.

The industry in which we operate is cyclical. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including general economic conditions and the level of disposable consumer income, the availability of consumer credit, interest rates, taxation and consumer confidence in future economic conditions. Because apparel and accessories generally are discretionary purchases, declines in consumer spending patterns may impact us more negatively as a specialty retailer. Therefore, we may not be able to grow revenues if there is a decline in consumer spending patterns, and we may decide to slow or alter our growth plans.

We rely on the experience and skills of key personnel, the loss of whom could damage our brand image and our ability to sell our merchandise.

We believe we have benefited substantially from the leadership and strategic guidance of our chief executive officer, and other key executives and members of our creative team, who are primarily responsible for developing our strategy. The loss, for any reason, of the services of any of these individuals and any negative market or industry perception arising from such loss could damage our brand image. Our executive and creative team has substantial experience and expertise in the specialty retail industry and has made significant contributions to our growth and success. The unexpected loss of one or more of these individuals could delay the development and introduction of, and harm our ability to sell, our merchandise. In addition, products we develop without the guidance and direction of these key personnel may not receive the same level of acceptance.

Our success depends in part on our ability to attract and retain key personnel. Competition for these personnel is intense, and we may not be able to attract and retain a sufficient number of qualified personnel in the future.

Our real estate strategy may not be successful, and new store locations may fail to produce desired results, which could impact our competitive position and profitability.

We expanded our store base by 40 net new stores in fiscal 2008. In light of the current economic conditions, we have slowed the pace of our store base expansion considerably and expect to open approximately half that number in fiscal year 2009. We are also reviewing our existing store base and identifying opportunities, where available, to renegotiate the terms of those leases. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew our existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

New stores and stores with renewed lease terms may not produce anticipated levels of revenue even though they increase our costs. As a result, our expenses as a percentage of sales would increase and our profitability would be adversely affected.

Our expanded product offerings, new sales channels and new brand concepts may not be successful, and implementation of these strategies may divert our operational, managerial and administrative resources, which could impact our competitive position.

We have grown our business in recent years by expanding our product offerings and sales channels, including by marketing our crewcuts line of children’s apparel and accessories and our Madewell line of women’s apparel, footwear and accessories. We have recently opened a small number of free-standing stores dedicated to men’s wear, crewcuts and “collections” items. These strategies involve various risks discussed elsewhere in these risk factors, including:

•	implementation may be delayed or may not be successful,

•	if our expanded product offerings and sales channels fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our sales may decrease,

•	if customers do not respond to these product offerings and sales channels as anticipated, these strategies may not be profitable on a larger scale, and

•

implementation of these plans may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems.

In addition, our new product offerings and sales channels may be affected by, among other things, economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and style trends. Further rollout of these strategies could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact our competitive position and reduce our revenue and profitability.

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

Our declining levels of comparable store sales could cause our earnings to continue to decline.

If our future comparable store sales continue to decline, our earnings could continue to decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Assess the Performance of Our Business—Comparable Store Sales.” In addition, our results have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, over the past twelve fiscal quarters, our quarterly comparable store sales have declined to a decrease of 13.1% in the fourth quarter of fiscal 2008 from an increase of 18.7% in the third quarter of fiscal 2006. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions. These factors may cause our comparable store sales results to be materially lower than previous periods, which could cause declines in our quarterly earnings and stock price.

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

Ongoing reductions in the volume of mall traffic or closing of shopping malls as a result of the current economic crisis could significantly reduce our sales and leave us with unsold inventory.

Most of our stores are located in shopping malls. Sales at these stores are derived, in part, from the volume of traffic in those malls. Our stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores and the continuing popularity of the malls as shopping destinations. The current economic crisis, particularly in certain regions, has adversely affected mall traffic and resulted in the closing of certain anchor department stores and has threatened the viability of certain commercial real estate firms which operate major shopping malls. A continuation of this trend, including failure of a large commercial landlord or continued declines in the popularity of mall shopping generally among our customers, would reduce our sales and leave us with excess inventory. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

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

In order to prepare for our peak shopping season, we must order and keep in stock significantly more merchandise than we would carry at other times of the year. Any unanticipated decrease in demand for our products during our peak shopping season could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross profit. We saw this occur in the fourth quarter of fiscal 2008, following a substantial decline in the overall economy and consumer spending beginning in October 2008. As a result, we were forced to take aggressive markdowns to clear our fall and holiday inventory. Additional unplanned decreases in demand for our products could produce further reductions to our net sales and gross profit.

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

In fiscal 2008, approximately 96% of our merchandise was sourced from foreign factories. In particular, approximately 73% of our merchandise was sourced from China, Hong Kong and Macau. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, currency and exchange risks, disruption of imports by labor disputes and local business practices.

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

Trade restrictions, including increased tariffs, safeguards or quotas, on apparel and accessories could increase the cost or reduce the supply of merchandise available to us. We source our merchandise through buying agents and by purchasing directly from trading companies and manufacturers, predominately in various foreign countries. There are quotas and trade restrictions on certain categories of goods and apparel from China and countries which are not subject to the World Trade Organization (“WTO”) Agreement which could have a significant impact on our sourcing patterns in the future. New initiatives may be proposed that may have an impact on our sourcing from certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products we purchase. We cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts or enhanced security measures at U.S. ports could increase the cost, delay shipping or reduce the supply of apparel available to us or may require us to modify our current business practices, any of which could hurt our profitability.

Increases in costs of mailing, paper and printing will affect the cost of our catalog and promotional mailings, which will reduce our profitability.

Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. In fiscal 2008, approximately 10% of our selling, general and administrative expenses were attributable to such costs. In May 2008, the U.S. Postal Service implemented a postal rate increase of approximately 3%. We anticipate a similar rate increase in 2009. We receive discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly, and our future paper costs are subject to supply and demand forces that we cannot control. Future additional increases in postal rates or in paper or printing costs would reduce our profitability to the extent that we are unable to pass those increases directly to customers or offset those increases by raising selling prices or by reducing the number and size of certain catalog editions.

If our independent manufacturers do not use ethical business practices or comply with applicable laws and regulations, the J.Crew brand name could be harmed due to negative publicity.

While our internal and vendor operating guidelines, as outlined in our Vendor Code of Conduct, promote ethical business practices and we, along with third parties that we retain for this purpose, monitor compliance with those guidelines, we do not control our independent manufacturers. Accordingly, we cannot guarantee their compliance with our guidelines. Our Vendor Code of Conduct is designed to ensure that each of our suppliers’ operations are conducted in a legal, ethical, and responsible manner. Our Vendor Code of Conduct requires that each of our suppliers operates in compliance with applicable wage benefit, working hours and other local laws, and forbids the use of practices such as child labor or forced labor.

Violation of labor or other laws by our independent manufacturers, or the divergence of an independent manufacturer’s or our licensing partner’s labor practices from those generally accepted as ethical in the United States could diminish the value of the J.Crew brand and reduce demand for our merchandise if, as a result of such violation, we were to attract negative publicity.

Any significant interruption in the operations of our customer call, order fulfillment and distribution facilities could disrupt our ability to process customer orders and to deliver our merchandise in a timely manner.

Our customer call center and Direct’s order fulfillment operations are housed together in a single facility, while distribution operations for J.Crew retail and factory stores are housed in another single facility. Although we maintain back-up systems for these facilities, they may not be able to prevent a significant interruption in the operation of these facilities due to natural disasters, accidents, failures of the inventory locator or automated packing and shipping systems we use or other events. In addition, we have recently upgraded certain Direct channel systems, including our web platform, order management system and warehouse management system in order to support recent and expected future growth. We experienced some interruptions during fiscal 2008 in connection with our implementation and while we made progress in stabilizing these systems during fiscal 2008, there can be no assurance that future interruptions will not occur. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

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

We are increasingly dependent on information systems to operate our website, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. In fiscal 2008, we upgraded certain of our information systems to support recent and expected future growth. These system upgrades impaired our ability to capture, process and ship customer orders, and transfer product between channels. We incurred additional costs associated with these upgrades which impacted our operating results in fiscal 2008. We made progress in stabilizing these systems during fiscal 2008, but there can be no assurances that future disruptions will not occur. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed which could—especially if the disruption or slowdown occurred during the holiday season—result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. Moreover, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our customers and might lack sufficient resources to make the necessary investments in technology to compete with our competitors. Accordingly, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers.

Our Internet operations are an increasingly substantial part of our business, representing approximately 24% of our revenues in fiscal 2008. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce Internet sales and damage our brand’s reputation.

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

Our debt may limit the cash flow available for our operations, place us at a competitive disadvantage, and limit our ability to pursue our expansion plans.

As of January 31, 2009, we had total debt of approximately $100.0 million. The terms of our indebtedness may:

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

•

heighten our vulnerability to further downturns in our business, the industry or in the general economy and limit our flexibility in planning for or reacting to changes in our business and the retail industry,

•	prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our store base, product offerings and sales channels, or

•

include restrictive covenants that limit management’s discretion in operating our business. In particular, these agreements include, or may include, covenants or restrictions relating to limitations on capital expenditures; liens and sale-leaseback transactions; loans and investments; debt and hedging arrangements; mergers, acquisitions and asset sales; transactions with affiliates; and changes in business activities conducted by us and our subsidiaries.

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

We are headquartered in New York City. Our headquarters offices are leased under a lease agreement expiring in 2012, with an option to renew thereafter. We also have entered into a lease for additional corporate office space in New York City which expires in 2012 with an option to terminate early. We own two facilities: a 262,000 square foot customer contact call center, order fulfillment and distribution center in Lynchburg, Virginia and a 282,000 square foot distribution center in Asheville, North Carolina. We also lease a 63,700 square foot facility in Lynchburg, Virginia under a lease agreement expiring in April 2011, with an option to renew thereafter.

As of January 31, 2009, we operated 226 retail stores, including five crewcuts stores, one Men’s store, one Women’s Collection store, and 10 Madewell stores; and 74 factory stores, including one crewcuts factory store, in 42 states and the District of Columbia. All of the retail and factory stores are leased from third parties and the leases historically have in most cases had terms of 5 to 10 years. A portion of our leases have options to renew for periods typically ranging from 5 to 10 years. Generally, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. Excluding our stores and headquarters offices, all of our properties, whether owned or leased, are subject to liens or security interests under our credit facility.

The table below sets forth the number of retail and factory stores, including crewcuts stores, one Men’s store, one Women’s Collection store, and Madewell stores, operated by us in the United States as of January 31, 2009.

	Retail Stores	Factory Stores	Total Number of Stores
Alabama	3	1	4
Arizona	4	1	5
California	29	6	35
Colorado	4	3	7
Connecticut	9	2	11
Delaware	—	1	1
Florida	12	9	21
Georgia	7	3	10
Hawaii	1	—	1
Illinois	9	1	10
Indiana	1	2	3
Iowa	1	—	1
Kentucky	2	—	2
Louisiana	2	—	2
Maine	—	2	2
Maryland	6	3	9
Massachusetts	11	2	13
Michigan	7	2	9
Minnesota	5	—	5
Mississippi	1	—	1
Missouri	3	1	4
Nebraska	1	—	1
Nevada	4	2	6
New Hampshire	1	2	3
New Jersey	14	4	18
New Mexico	1	—	1
New York	21	4	25
North Carolina	7	2	9
Ohio	6	1	7
Oklahoma	2	—	2
Oregon	3	—	3
Pennsylvania	10	5	15
Rhode Island	2	—	2
South Carolina	2	3	5
Tennessee	3	1	4
Texas	14	5	19
Utah	2	1	3
Vermont	1	1	2
Virginia	7	2	9
Washington	3	1	4
Wisconsin	3	1	4
District of Columbia	2	—	2

Total	226	74	300

ITEM 3.	LEGAL PROCEEDINGS.

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

No matters were submitted to a vote of security holders during the quarter ended January 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been traded on the New York Stock Exchange under the symbol “JCG” since June 28, 2006. Prior to that time there was no public market for our stock. The following table sets forth the high and low sale prices of our common stock as reported on the New York Stock Exchange:

Market Information

	Fiscal 2007		Fiscal 2008
	High	Low	High	Low
First Quarter	$43.05	$33.50	$50.21	$39.53
Second Quarter	$57.17	$38.06	$50.35	$27.23
Third Quarter	$56.43	$33.69	$38.00	$15.13
Fourth Quarter	$51.96	$34.03	$20.59	$8.02

Record Holders

As of March 6, 2009, there were 52 record holders of our common stock.

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

	1/28/06	2/3/07	2/2/08	1/31/09
J.Crew Group, Inc.	$100	$156	$195	$42
S&P 500 Stock Index	$100	$117	$113	$67
S&P Retail Index	$100	$117	$95	$58

All amounts rounded to the nearest dollar. The stock performance shown in the graph is included in response to the SEC’s requirements and is not intended to forecast or be indicative of future performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The selected historical consolidated financial data for each of the years in the three-year period ended January 31, 2009 and as of January 31, 2009 have been derived from our audited consolidated financial statements included elsewhere herein. The selected historical consolidated financial data for each of the years in the two-year period ended January 28, 2006 have been derived from our audited consolidated financial statements which are not included herein. The consolidated financial statements for each of the years in the five-year period ended January 31, 2009 and as of the end of each such year have been audited.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included herein.

	Year Ended(1)
	January 29, 2005	January 28, 2006	February 3, 2007	February 2, 2008	January 31, 2009
	(in thousands, except per share data)
Income Statement Data
Revenues	$804,216	$953,188	$1,152,100	$1,334,723	$1,427,970
Cost of goods sold(2)	478,829	555,192	651,748	746,180	872,547

Gross profit	325,387	397,996	500,352	588,543	555,423
Selling, general and administrative expense	287,745	318,499	374,738	416,064	458,738

Income from operations	37,642	79,497	125,614	172,479	96,685
Interest expense, net	87,571	72,903	43,993	11,224	5,940
Loss on debt refinancing	49,780	—	10,039	—	—
Provision (benefit) for income taxes	600	2,800	(6,200)	64,180	36,628

Net income (loss)	(100,309)	3,794	77,782	97,075	54,117
Preferred stock dividends	(13,456)	(13,456)	(6,141)	—	—

Net income (loss) applicable to common shareholders	$(113,765)	$(9,662)	$71,641	$90,075	$54,117

Net income (loss) per share
Basic	$(4.82)	$(0.39)	$1.61	$1.61	$0.88
Diluted	$(4.82)	$(0.39)	$1.49	$1.52	$0.85
Weighted average shares outstanding
Basic	23,626	24,472	44,558	60,346	61,687
Diluted	23,626	24,472	48,039	63,748	64,027

	As of
	January 29, 2005	January 28, 2006	February 3, 2007	February 2, 2008	January 31, 2009
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$23,647	$61,275	$88,900	$131,510	$146,430
Working capital	12,168	72,657	117,100	138,049	183,059
Total assets	278,194	337,321	428,066	535,596	613,809
Total long-term debt and preferred stock	669,733	724,667	200,000	125,000	99,200
Stockholders’ equity (deficit)	(581,712)	(587,843)	5,620	140,322	224,949

(1)	J.Crew’s fiscal year ends on the Saturday closest to January 31. Fiscal years ended January 29, 2005 (Fiscal 2004), January 28, 2006 (Fiscal 2005), February 2, 2008 (Fiscal 2007) and January 31, 2009 (Fiscal 2008) consisted of 52 weeks, while the fiscal year ended February 3, 2007 (Fiscal 2006) consisted of 53 weeks.
(2)	Includes buying and occupancy costs.

	Year Ended(1)
	January 29, 2005	January 28, 2006	February 3, 2007	February 2, 2008	January 31, 2009
	(in thousands except percentages; numbers of stores; catalog pages; and per square foot data)
Operating Data
Revenues
Stores	$579,793	$670,447	$808,542	$914,810	$974,284
Direct
Internet	121,954	159,812	218,659	293,330	338,253
Catalog	76,548	93,870	89,952	84,114	70,663
Other(2)	25,921	29,059	34,947	42,469	44,770

Total revenues	$804,216	$953,188	$1,152,100	$1,334,723	$1,427,970

Stores:
Sales per gross square foot (52 week basis)	$400	$457	$526	$573	$551
Number of stores open at end of period	197	203	227	260	300
Comparable stores sales change(3)	16.4%	13.4%	13.0%	5.6%	(4.0)%
Direct:
Number of catalogs circulated	50,000	55,000	50,000	49,000	44,400
Number of pages circulated (in millions)	5,400	6,100	5,400	5,300	5,200
Depreciation and amortization	$37,061	$33,461	$33,525	$34,140	$44,143
Capital expenditures:
New store openings	$5,910	$8,243	$21,277	$38,313	$41,700
Other(4)	7,521	13,695	24,654	42,305	35,826

Total capital expenditures	$13,431	$21,938	$45,931	$80,618	$77,526

(1)	The fiscal year ended February 3, 2007 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.
(2)	Consists primarily of shipping and handling fees.
(3)	Comparable store sales includes net sales at stores open at least twelve months (52 week basis).
(4)	Consists primarily of expenditures on store remodels, information technology and warehouse expansion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes our consolidated operating results, financial condition and liquidity during the three-year period ended January 31, 2009. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2008, 2007 and 2006 ended on January 31, 2009, February 2, 2008 and February 3, 2007, respectively. Fiscal year 2008 and 2007 consisted of 52 weeks each, while fiscal 2006 consisted of 53 weeks. The extra week in fiscal 2006 was reflected in the fourth quarter. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include those described under “Risk Factors,” “Disclosure Regarding Forward-Looking Statements” and elsewhere in this annual report on Form 10-K.

Executive Overview

J.Crew is a nationally recognized apparel and accessories brand that we believe embraces a high standard of style, craftsmanship, quality and customer service.

On the basis of data collected on our Internet channel customers, we believe our customer base consists primarily of affluent, college-educated and professional and fashion-conscious women and men. As of January 31, 2009, we operated 226 retail stores, including five crewcuts stores, one Men’s store, one Women’s Collection store, and 10 Madewell stores; and 74 factory stores, including one crewcuts factory store, throughout the United States.

The following is a summary of fiscal 2008 highlights:

•	Revenues totaled $1,428.0 million, reflecting a 7% increase over prior year revenues of $1,334.7 million.

•	Comparable store sales decreased 4%.

•	Direct net sales increased 8.3% to $408.9 million.

•	Income from operations decreased 44% to $96.7 million, or 6.8% of revenues.

•	We collected $9.3 million of refundable income taxes including interest.

•	Voluntary prepayment of $25.0 million was made under the Term Loan.

•	We opened 23 and closed one J.Crew retail stores; opened 14 and closed one J.Crew factory stores, including one crewcuts standalone factory store and opened four Madewell stores.

•

We implemented certain Direct channel systems upgrades including a new platform for our website, a new order management system in our call center and a new warehouse management system. These systems upgrades impaired our ability to capture, process and ship customer orders, and transfer products between channels during the second, third, and fourth quarters. We incurred additional costs associated with these upgrades which adversely impacted our operating results in fiscal 2008. We made progress in stabilizing our Direct channel systems during the second half of fiscal 2008 and are continuing our stabilization efforts in 2009.

The following is a summary of our cost reduction program announced in February 2009:

•	On February 27, 2009, the Company announced that is has initiated a workforce reduction as part of a cost reduction program that is expected to generate approximately $40 million in annualized pre-tax savings. This program is being implemented in response to the challenging economic environment, which is anticipated to continue through fiscal 2009. The workforce reduction impacted approximately 95 positions, including positions that are currently unfilled, primarily in the Company’s New York offices and support functions in the field and distribution centers. We expect to incur a pre-tax charge of approximately $1.5 million during the first quarter of fiscal 2009 mainly to reflect anticipated severance and related costs for affected individuals. In addition to the workforce reduction, the Company also suspended its 401(k) Plan Company matching contributions through the balance of 2009, eliminated 2009 merit based wage increases for the entire workforce and initiated other cost reduction initiatives.

We have two primary sales channels: Stores, which consists of our retail, crewcuts, Madewell and factory stores, and Direct, which consists of our catalog and Internet website. The following is a summary of our net sales:

(Dollars in millions)	Fiscal 2006	Fiscal 2007	Fiscal 2008
Stores	$808.5	$914.8	$974.3
Direct	308.6	377.4	408.9

Net sales	$1,117.1	$1,292.2	$1,383.2

Our recent growth has led to increased buying and occupancy costs and increased selling, general and administrative expenses. The most significant components of these increases were occupancy and wage costs, particularly at retail and factory stores due primarily to the opening of new stores, as well as lease renewals. We expect these other costs—particularly our store occupancy costs—to increase as we pursue our strategy of expanding our retail and factory store base.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure for determining how our business is performing is comparable store sales for Stores and net sales for Direct. We also consider gross profit and selling, general and administrative expenses in assessing the performance of our business.

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

The approximate percentage of our sales derived from these four categories, based on our internal merchandising systems, is as follows:

	Year Ended
	February 3, 2007	February 2, 2008	January 31, 2009
Apparel
Women’s	65%	66%	66%
Men’s	21%	20%	19%
Children’s	1%	1%	3%
Accessories	13%	13%	12%

	100%	100%	100%

Our crewcuts children’s concept was introduced in the first quarter of fiscal 2006 with the opening of 10 shops within our J.Crew retail stores followed by the opening of two stand-alone stores in the third quarter of fiscal 2006. During fiscal 2008 we opened a standalone crewcuts factory store and 10 shop-in-shops within our Factory stores. As of January 31, 2009, we operated 42 crewcuts shop-in-shops in our J.Crew retail stores, five standalone crewcuts retail stores, one standalone crewcuts factory store, and 10 crewcuts shop-in-shops within our factory stores.

Comparable Store Sales

Comparable store sales reflects net sales at stores that have been open for at least twelve months. Therefore, a store is included in comparable store sales on the first day it has comparable prior year sales. In the first quarter of fiscal 2008, we refined our comparable store sales calculation to include the impact of more significant remodelings of our stores. Stores that have changed their square footage by 15% or more and stores that have been closed for 30 consecutive days are considered non-comparable. Non-comparable store sales include net sales from new stores that have not been open for twelve months, stores impacted by remodels as discussed above, and net sales from closed stores and temporary stores. In fiscal 2006, comparable store sales excluded the impact of the 53rd week.

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

As we continue to open new stores, we expect that a greater percentage of our revenues will come from non-comparable store sales.

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

Our business is seasonal. As a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually substantially higher in our fourth fiscal quarter, particularly December, as customers make holiday purchases. In fiscal 2008, we realized approximately 27% of our revenues in the fourth fiscal quarter compared to 30% in fiscal 2007. This percentage was lower in 2008 due to the macroeconomic environment which resulted in increased markdowns in the fourth quarter of fiscal 2008.

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

Results of Operations

The following table presents, for the periods indicated, our operating results as a percentage of revenues as well as selected store data:

	Fiscal Year Ended
	February 3, 2007	February 2, 2008	January 31, 2009
Revenues	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs(1)	56.6	55.9	61.1

Gross profit(1)	43.4	44.1	38.9
Selling, general and administrative expenses(1)	32.5	31.2	32.1

Income from operations	10.9	12.9	6.8
Interest expense, net	3.8	0.8	0.4
Loss on refinancing of debt	0.9	—	—

Income before income taxes	6.3	12.1	6.4
Provision (benefit) for income taxes	(0.5)	4.8	2.6

Net income	6.8%	7.3%	3.8%

	Fiscal Year Ended
	February 3, 2007	February 2, 2008	January 31, 2009
Selected store data:
Number of stores open at end of period	227	260	300
Sales per gross square foot (52 week basis)	$526	$573	$551
Comparable store sales change (52 week basis)	13.0%	5.6%	(4.0)%

(1)	We exclude a portion of our distribution network costs from the cost of goods sold and include them in selling, general and administrative expenses. Our gross profit therefore may not be directly comparable to that of some of our competitors.

Fiscal 2008 Compared to Fiscal 2007

	Fiscal Year Ended
	January 31, 2009 (Fiscal 2008)		February 2, 2008 (Fiscal 2007)		Variance
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentages
Revenues	$1,427.9	100.0%	$1,334.7	100.0%	$93.2	7.0%
Gross profit	555.4	38.9%	588.5	44.1%	(33.1)	(5.6)%
Selling, general & administrative expenses	458.7	32.1%	416.1	31.2%	42.6	10.3%
Income from operations	96.7	6.8%	172.5	12.9%	(75.8)	(43.9)%
Interest expense, net	5.9	0.4%	11.2	0.8%	(5.3)	(47.1)%
Provision for income taxes	36.6	2.6%	64.2	4.8%	(27.6)	(42.9)%
Net income	$54.1	3.8%	$97.1	7.3%	$(43.0)	(44.3)%

Revenues

Revenues in fiscal 2008 increased by $93.2 million, or 7.0%, to $1,427.9 million from $1,334.7 million in fiscal 2007. The increase in revenues for fiscal 2008 resulted from the additional number of store locations compared to the prior year and the increase in Direct sales, partially offset by decreased comparable store sales. We believe the increase in revenues is due to the continuing appeal of our expanded product line in both Stores and Direct and our continuing commitment to customer service. Given the overall macroeconomic environment during the second half of fiscal 2008, we saw a notable softening of the sales trend, especially during the fourth quarter, in both stores and Direct, which contributed to the decreased comparable store sales, and which we expect to continue in fiscal 2009.

Stores sales increased by $59.5 million, or 6.5%, to $974.3 million in fiscal 2008 from $914.8 million in fiscal 2007. Comparable store sales decreased by 4.0% to $850.1 million in fiscal 2008 from $885.5 million in the prior year. Non-comparable store sales were $124.2 million in fiscal 2008.

Direct sales increased by $31.5 million, or 8.3%, to $408.9 million in fiscal 2008 from $377.4 million in fiscal 2007. The Direct sales increase reflects an increase in our Internet revenues of $45.0 million, partially offset by a decrease in our catalog revenues of $13.5 million as compared to fiscal 2007.

The increase in Stores and Direct sales during fiscal 2008 was primarily driven by an increase in sales of women’s apparel. This increase was largely driven by sales of sweaters, knits, and pants. Sales of men’s apparel and accessories also increased during the year.

Other revenues increased by $2.3 million due primarily to an increase in shipping and handling fees of $1.5 million from $37.9 million in fiscal 2007 to $39.4 million in fiscal 2008 primarily as a result of an increase in orders in the Direct business.

Gross Profit

In fiscal 2008, gross profit decreased by $33.1 million, or 5.6%, to $555.4 million from $588.5 million in fiscal 2007. The change in the components of gross profit were as follows:

(Dollars in millions)
Increase in revenues	$51.5
Decrease in gross margin	(60.1)
Increase in buying and occupancy costs	(24.5)

$(33.1)

Gross margin decreased from 44.1% in fiscal 2007 to 38.9% in fiscal 2008. The decrease in gross margin was due primarily to a decrease of 420 basis points in merchandise margin, primarily due to increased markdowns during the fourth quarter, and a 100 basis point increase in buying and occupancy costs. We expect the trend of increased markdowns to continue in the first half of fiscal 2009 and increased buying and occupancy costs to continue in fiscal 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $42.6 million, or 10.3%, to $458.7 million in fiscal 2008 from $416.1 million in fiscal 2007. The increase resulted primarily from:

•	an increase in stores operating expenses—primarily payroll and payroll-related expenses associated with our growth in store locations—of $25.4 million;

•	an increase in Direct operating expenses—primarily payroll, payroll-related, and consulting expenses—of $15.6 million, which includes $9.6 million related to our Direct channel stabilization efforts;

•	an increase in catalog costs of $5.2 million;

•	an increase in non-cash asset impairment charges related to underperforming stores of $2.7 million; offset by

•	a decrease in share-based and incentive compensation of $12.1 million.

As a percentage of revenues, selling, general and administrative expenses increased to 32.1% in fiscal 2008 from 31.2% in fiscal 2007, resulting primarily from the fact that these expenses increased at a faster rate than revenues during fiscal 2008, which we expect to continue in fiscal 2009. See “Executive Overview” for discussion of our cost reduction program announced in February 2009.

Interest Expense, Net

Interest expense, net decreased $5.3 million to $5.9 million in fiscal 2008 from $11.2 million in fiscal 2007. This decrease primarily reflects our lower average outstanding debt in fiscal 2008 resulting from voluntary prepayments under the Term Loan and declining interest rates.

A summary of the components of interest expense, net is as follows:

	Year Ended
	February 2, 2008	January 31, 2009
	(amounts in millions)
Interest expense related to:
Term Loan	11.8	5.0
Other	1.1	0.7
Amortization of deferred financing costs	2.3	2.2

Total interest expense	15.2	7.9
Interest income	(4.0)	(2.0)

Interest expense, net	$11.2	$5.9

Provision for Income Taxes

The effective tax rate was 40.4% in fiscal 2008 compared to 39.8% in fiscal 2007. The increase in the rate is due to certain losses not deductible for state income tax purposes.

Net Income

Net income decreased $43.0 million to $54.1 million in fiscal 2008 from $97.1 million in fiscal 2007. This decrease was due to a $33.1 million decrease in gross profit primarily driven by a lower gross margin rate, partially offset by the 7.0% increase in revenue, and a $42.6 million increase in selling, general and administrative expenses, offset by a $5.3 million decrease in interest expense and a $27.6 million decrease in the provision for income taxes.

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

Revenues

Revenues in fiscal 2007 increased by $182.6 million, or 15.8%, to $1,334.7 million from $1,152.1 million in fiscal 2006. We believe this increase reflects the continuing appeal of our expanded product line in both Stores and Direct, the additional number of store locations compared to the prior year and continuing improvements in our customer service. Fiscal 2007 consisted of 52 weeks, as compared to fiscal 2006. which consisted of 53 weeks. The impact of the 53rd week on fiscal 2006 revenues was $12.6 million.

Stores sales increased by $106.3 million, or 13.1%, to $914.8 million in fiscal 2007 from $808.5 million in fiscal 2006. Comparable store sales increased by 5.6% to $838.5 million in fiscal 2007 from $794.3 million in the prior year. Realigning fiscal 2006’s calendar weeks to be consistent with the fiscal 2007 retail calendar weeks would increase comparable store sales in 2006 to $794.4 million, resulting in a comparable store sales increase of 5.5%. Non-comparable store sales were $76.3 million in fiscal 2007. The impact of the 53rd week on fiscal 2006 stores sales was $8.2 million.

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

The increase in Stores and Direct sales during fiscal 2007 was primarily driven by an increase in sales of women’s apparel. The increase was largely driven by sales of sweaters, knits and jackets. Sales of men’s apparel and accessories also increased during the year.

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

$88.1

Gross margin increased from 43.4% in fiscal 2006 to 44.1% in fiscal 2007. The increase in gross margin was due primarily to an increase of 90 basis points in merchandise margins, offset by a 20 basis point increase in buying and occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $41.4 million, or 11.0%, to $416.1 million in fiscal 2007 from $374.7 million in fiscal 2006. The increase resulted primarily from:

•	an increase in Direct and Stores operating expenses, primarily payroll and payroll related expenses associated with new stores, of $27.5 million,

•	an increase in expenses related to the Madewell and crewcuts businesses of $4.0 million,

•	an increase in corporate occupancy expenses of $3.4 million attributable to additional office space,

•	an increase in share-based compensation expense of $3.2 million, and

•	severance costs of $2.3 million recorded in connection with the departure of a senior executive.

As a percentage of revenue, selling, general and administrative expenses decreased to 31.2% in fiscal 2007 from 32.5% in fiscal 2006, resulting primarily from the fact that these expenses increased at a slower rate than revenues during fiscal 2007.

Interest Expense, Net

Interest expense, net decreased by $32.8 million to $11.2 million in fiscal 2007 from $44.0 million in fiscal 2006. This decrease primarily reflects our lower average outstanding debt in fiscal 2007 resulting from voluntary prepayments under the Term Loan. All debt and preferred stock outstanding at the beginning of fiscal 2006 was redeemed during the second quarter of 2006 with the proceeds of the $285.0 million Term Loan entered into in May 2006 and the issuance of 21.6 million shares of common stock at $20.00 per share in our initial public offering (the “IPO”) in July 2006.

A summary of the components of interest expense, net is as follows:

	Year Ended
(Dollars in millions)	February 3, 2007	February 2, 2008
Accreted dividends on mandatorily redeemable preferred stock	$20.8	$—
Interest expense related to:
9 3/4% Senior Subordinated Notes due 2014	7.7	—
Term Loan	14.3	11.8
13 1/8% Senior Discount Debentures due 2008	1.1	—
5.0% Convertible Notes Payable	0.5	—
Amortization of deferred financing costs	1.5	2.3
Other	1.1	1.1

Total interest expense	47.0	15.2
Interest income	(3.0)	(4.0)

Interest expense, net	$44.0	$11.2

Loss on Refinancing of Debt

The loss on refinancing of debt of $10.0 million in fiscal 2006 reflects $4.8 million of tender fees and other expenses and $5.2 million related to the write off of unamortized deferred financing costs incurred in connection with the redemption of the 9 3/4% Notes in May 2006.

Provision (Benefit) for Income Taxes

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

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under the Credit Facility. Our primary cash needs are capital expenditures in connection with opening new stores and remodeling our existing stores, making information technology system enhancements, meeting debt service requirements and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. See “—Outlook” below.

Operating Activities

	Year Ended
	February 3, 2007	February 2, 2008	January 31, 2009
	(in millions)
Net income	$77.8	$97.1	$54.1
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	33.5	34.1	44.1
Accreted dividends on redeemable preferred stock	20.8	—	—
Amortization of deferred financing costs	2.0	2.3	2.2
Loss on refinancing of debt	10.0	—	—
Deferred income taxes	(10.9)	8.1	13.0
Excess tax benefit from share based compensation	(12.9)	(22.2)	(13.5)
Share based compensation	3.8	7.0	8.4
Changes in inventories	(24.5)	(17.9)	(28.5)
Changes in accounts payable and other current liabilities	14.6	38.2	10.9
Changes in other operating assets and liabilities	6.7	21.5	4.7

Net cash provided by operations	$120.9	$168.2	$95.4

Cash provided by operating activities in fiscal 2008 was $95.4 million and consisted of (i) net income of $54.1 million, (ii) adjustments of $54.2 million, and (iii) changes in operating assets and liabilities of $12.9 million due primarily to increases in inventories and accounts payable resulting primarily from additional stores.

Cash provided by operating activities in fiscal 2007 was $168.2 million and consisted of (i) net income of $97.1 million, (ii) adjustments of $29.3 million and (iii) changes in operating assets and liabilities of $41.8 million due primarily to increases in inventories and accounts payable resulting from anticipated sales increases.

Cash provided by operating activities in fiscal 2006 was $120.9 million and consisted of (i) net income of $77.8 million, (ii) adjustments of $46.3 million and (iii) changes in operating assets and liabilities of $3.2 million due primarily to increases in inventories and accounts payable resulting from anticipated sales increases.

Investing Activities

Capital expenditures were $77.5 million in fiscal 2008, $80.6 million in fiscal 2007, and $45.9 million in fiscal 2006. Capital expenditures for the opening of new stores were $41.7 million in fiscal 2008, $38.3 million in fiscal 2007, and $21.3 million in fiscal 2006. The remaining capital expenditures in each period were for store renovation and refurbishment programs, and investments in information systems and distribution center initiatives as well as general corporate purposes. In light of the current economic conditions, we have slowed the pace of our store base expansion and plan to reduce capital expenditures as compared to recent years. Capital expenditures are planned at approximately $55 million for the 2009 fiscal year, including $20 to $25 million for new stores and $15 to $20 million for information technology enhancements and the remainder for store renovations and refurbishments and general corporate purposes.

Financing Activities

	Year Ended
	February 3, 2007	February 2, 2008	January 31, 2009
	(in millions)
Initial public offering of 21.6 million shares of common stock, net of expenses of $29.7 million	$402.8	$—	$—
Redemption of preferred stock	(358.3)	—	—
Proceeds from issuance of new debt, net of costs incurred	276.5	—	—
Repayment of debt	(386.5)	(75.0)	(25.0)
Proceeds from share based compensation plans	5.2	9.6	9.0
Excess tax benefit from share based compensation	12.9	22.2	13.5
Repurchase of common stock	—	(0.5)	(0.4)
Costs incurred in connection with amended and restated credit agreement	—	(1.3)	—

Net cash provided by (used in) financing activities	$(47.4)	$(45.0)	$(2.9)

Cash used in financing activities was $2.9 million in fiscal 2008 resulting from the voluntary prepayment on the Term Loan, offset primarily by proceeds and tax benefits from share based compensation plans.

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

Amended and Restated Credit Agreement

On May 4, 2007, J.Crew Group, Inc. and certain of its subsidiaries, as guarantors, and Operating and certain of its subsidiaries, as borrowers, entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”) with Citicorp USA, Inc. (“Citicorp”), as administrative agent, Citicorp, as collateral agent, and Bank of America, N.A. and Wachovia Bank, National Association, as syndication agents.

The Credit Facility provides for revolving loans and letters of credit of up to $200 million (which amount may be increased to up to $250 million subject to certain conditions) at floating interest rates based on the base rate, as defined, plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.0% to 1.25%. The margin is based upon quarterly excess availability levels specified in the Credit Facility. The total amount of availability is limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) the lesser of 90% of eligible inventory and 92.5% of the net recovery percentage of inventories (as determined by periodic inventory appraisals) for the period August 1 through December 31, or 90% of the net recovery percentage of inventories for the period January 1 through July 31, (d) 65% of the fair market value of eligible real estate, and (e) less any reserves established by Citicorp. The Credit Facility expires on May 4, 2013.

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

There was $192.7 million available in borrowings under the Credit Facility at January 31, 2009 based on the factors described above. There were no borrowings outstanding in fiscal 2008, 2007 or fiscal 2006.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $12.2 million and availability was $22.8 million at January 31, 2009 under this facility.

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

The Company is required to make the following annual principal payments based upon certain conditions as set forth in the Term Loan: (i) 1% per annum of the original principal balance of the Term Loan due in quarterly installments and (ii) an amount equal to 50% of excess cash flow, as defined in the agreement, due within 90 days of the fiscal year-end. In fiscal 2007, the Company made aggregate voluntary prepayments of $75.0 million. In fiscal 2008, the Company made an additional voluntary prepayment of $25.0 million.

As of January 31, 2009, the amount outstanding under the Term Loan was $100.0 million, including $0.8 million due within the next year. Borrowings bear interest, at our option, at the base rate plus a margin of 0.75% or at LIBOR plus a margin of 1.75% per annum. All borrowings will mature on May 15, 2013.

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

Outlook

Our short-term and long-term liquidity needs arise primarily from principal and interest payments on our indebtedness, capital expenditures associated with our expansion plans and growth strategy and working capital requirements. Management anticipates that capital expenditures in fiscal 2009 will be approximately $55 million, primarily for opening new stores, information technology enhancements, store renovations and refurbishments and general corporate purposes. As of January 31, 2009, we were permitted to borrow $192.7 million under the Credit Facility. Our annual debt service obligations will change by $1 million per year for each 1.0% change in the average interest rate we pay based on the $100.0 million balance of variable interest rate debt outstanding at January 31, 2009. Management believes that our current balances of cash and cash equivalents, cash flow from operations and availability under the Credit Facility will be adequate to finance working capital needs, planned capital expenditures and debt service obligations for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under our debt agreements depends on our future financing activities, our future operating performance and our future cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit as required to secure certain of our obligations, including insurance programs and duties related to import purchases. As of January 31, 2009, we had the following obligations under letters of credit in future periods.

Letters of Credit	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Standby	$7.3	$—	$—	$—	$7.3
Documentary	12.2	12.2	—	—	—

	$19.5	$12.2	$—	$—	$7.3

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Term Loan(1)	$100.0	$0.8	$2.0	$97.2	$—
Interest on long term debt(2)
Operating lease obligations(3)	604.7	88.3	164.1	125.6	226.7
Unrecognized tax benefits(4)
Purchase obligations:
Inventory commitments	298.3	298.3	—	—	—
Employment agreements	7.1	2.2	3.5	1.4	—
Other	9.2	1.5	3.1	3.2	1.4

Total purchase obligations	314.6	302.0	6.6	4.6	1.4

Total	$1,019.3	$391.1	$172.7	$227.4	$228.1

(1)	Mandatory principal payment requirements are based on, among other things, 1% of original principal balance and annual excess cash flows as defined and subject to certain conditions.
(2)	The Term Loan bears interest at a floating rate of LIBOR + 1.75% or the base rate + 0.75%. As of January 31, 2009, annual interest expense related to the Term Loan is expected to be approximately $2.5 million.
(3)	Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Operating lease obligations do not include common area maintenance, insurance, taxes and other occupancy costs, which constitute approximately an additional 50% of the minimum lease obligations.
(4)	As of January 31, 2009, the Company has $7.4 million in unrecognized tax benefits, which are included in other liabilities on the consolidated balance sheet. While these tax liabilities may result in future cash outflows, management cannot make reliable estimates of the cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

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

The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent consolidated results of operations. For more information on J.Crew’s accounting policies, please refer to the Notes to Consolidated Financial Statements in this annual report on Form 10-K.

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

•

We licensed our trademark and know-how to Itochu Corporation in Japan through January 31, 2009, for which we received percentage royalty fees. We defer recognition of advance royalty payments and recognize royalty revenue when sales entitling us to royalty revenue occur.

•	Employee discounts are classified as a reduction of revenue.

•

We account for gift cards by recognizing a liability at the time a gift card is sold and recognizing revenue at the time the gift card is redeemed for merchandise. We review our gift card liability on an ongoing basis and recognize our estimate of the unredeemed gift card liability on a ratable basis over the estimated period of redemption. We defer revenue and recognize a liability for gift cards issued in connection with our customer loyalty program. Any unredeemed loyalty gift cards are recognized as income in the period in which they expire.

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

Income Taxes

Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance.

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

Share-Based Compensation

On January 29, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” requiring the recognition of compensation expense in the consolidated statements of operations related to the fair value of employee share-

based awards including stock options. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for share-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards to be forfeited prior to vesting. If actual forfeitures differ significantly from the estimates, share-based compensation expense could be materially impacted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility and Term Loan carry floating rates of interest that are a function of prime rate or LIBOR. A one percentage point increase in the interest rate on our variable rate debt would result in a change in income before taxes of approximately $100,000 for each $10.0 million of borrowings under the Credit Facility and approximately $1.0 million for the $100.0 million of borrowings under the Term Loan.

We also enter into letters of credit primarily to facilitate a portion of our international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at January 31, 2009 were $19.5 million, including $7.3 million of standby letters of credit.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway

Commission in Internal Control-Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009 and concluded that it is effective. The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report appears herein on page F-3.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.

The information set forth in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

In 2008, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(A) of the New York Stock Exchange’s Listed Company Manual.

ITEM 11.	EXECUTIVE COMPENSATION.

The information set forth in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of management as set forth in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement for the 2009 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

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

J.CREW GROUP, INC.

Date: March 23, 2009	By:	/s/ MILLARD DREXLER
Millard Drexler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 23, 2009.

	Signature	Title

	/s/ MILLARD DREXLER Millard Drexler	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)

	/s/ JAMES SCULLY James Scully	Chief Administrative Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

	* Mary Ann Casati	Director

	* Jonathan Coslet	Director

	* James Coulter	Director

	* David House	Director

	* Steven Grand-Jean	Director

	* Heather Reisman	Director

	* Stuart Sloan	Director

	* Josh Weston	Director

*By:	/s/ JAMES SCULLY James Scully, Attorney-in-Fact

J.Crew Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J.Crew Group, Inc.:

We have audited the accompanying consolidated balance sheets of J.Crew Group, Inc. and subsidiaries (“Group”) as of February 2, 2008 and January 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Group as of February 2, 2008 and January 31, 2009 and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Group’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 23, 2009 expressed an unqualified opinion on the effectiveness of Group’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, Group has changed its method of accounting for share-based payments in the year ended February 3, 2007 due to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” Also, as discussed in Note 15 to the consolidated financial statements, Group has changed its method of accounting for uncertainty in income taxes in the year ended February 2, 2008 due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

/s/ KPMG LLP

New York, New York

March 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J.Crew Group, Inc.:

We have audited J.Crew Group, Inc. and subsidiaries’ (“Group”) internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Group maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group as of February 2, 2008 and January 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended January 31, 2009, and our report dated March 23, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 23, 2009

J.CREW GROUP, INC.

Consolidated Balance Sheets

(in thousands, except shares)

	February 2, 2008	January 31, 2009
Assets
Cash and cash equivalents	$131,510	$146,430
Merchandise inventories	158,525	187,044
Prepaid expenses and other current assets	33,293	34,926
Income taxes receivable	9,794	23,116

Total current assets	333,122	391,516

Property and equipment—at cost	305,014	344,952
Less accumulated depreciation and amortization	(136,722)	(143,277)

	168,292	201,675

Deferred income taxes, net	20,188	8,862
Other assets	13,994	11,756

Total assets	$535,596	$613,809

Liabilities and Stockholders’ Equity
Accounts payable	$101,277	$119,719
Other current liabilities	91,414	83,889
Current portion of long-term debt	—	800
Deferred income taxes, net	2,382	4,049

Total current liabilities	195,073	208,457

Deferred credits	67,600	73,815
Long-term debt	125,000	99,200
Other liabilities	7,601	7,388
Stockholders’ equity:
Common stock $.01 par value; authorized 200,000,000 shares; issued 62,823,940 and 63,791,590 shares; outstanding 61,574,862 and 62,529,563 shares	628	637
Additional paid-in capital	554,127	585,003
Accumulated deficit	(411,208)	(357,091)
Treasury stock, at cost (1,249,078 and 1,262,027 shares)	(3,225)	(3,600)

Total stockholders’ equity	140,322	224,949

Total liabilities and stockholders’ equity	$535,596	$613,809

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Operations

(in thousands, except share data)

	Years Ended(1)
	February 3, 2007	February 2, 2008	January 31, 2009
Revenues:
Net sales	$1,117,153	$1,292,254	$1,383,200
Other	34,947	42,469	44,770

	1,152,100	1,334,723	1,427,970
Cost of goods sold, including buying and occupancy costs	651,748	746,180	872,547

Gross profit	500,352	588,543	555,423
Selling, general and administrative expenses	374,738	416,064	458,738

Income from operations	125,614	172,479	96,685
Interest expense-net of interest income of $3,000, $4,043 and $2,037 in 2006, 2007 and 2008, respectively	43,993	11,224	5,940
Loss on refinancing of debt	10,039	—	—

Income before income taxes	71,582	161,255	90,745
Provision (benefit) for income taxes	(6,200)	64,180	36,628

Net income	77,782	97,075	54,117
Preferred dividends	(6,141)	—	—

Net income applicable to common shareholders	$71,641	$97,075	$54,117

Net income per share:
Basic	$1.61	$1.61	$0.88

Diluted	$1.49	$1.52	$0.85

Weighted average shares outstanding:
Basic	44,558	60,346	61,687

Diluted	48,039	63,748	64,027

(1)	Year ended February 3, 2007 consisted of 53 weeks. Years ended February 2, 2008 and January 31, 2009 consisted of 52 weeks.

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Deferred compensation	Total stockholders’ equity (deficit)
	Shares	Amount
January 28, 2006	27,757,289	$278	$—	$(582,780)	$(2,686)	$(2,655)	$(587,843)
Reclassification of deferred compensation	—	—	—	(2,655)	—	2,655	—
Net income	—	—	—	77,782	—	—	77,782
Issuance of 21,620,000 shares of common stock, net of costs incurred	21,620,000	216	402,558	—	—	—	402,774
Conversion of 5% convertible notes payable	6,729,186	67	23,619	—	—	—	23,686
Redemption of preferred stock	3,673,729	37	73,438	—	—	—	73,475
Issuance of restricted stock	15,000	—	—	—	—	—	—
Stock based compensation	—	—	3,801	—	—	—	3,801
Exercise of stock options	1,319,254	13	5,173	—	—	—	5,186
Preferred stock dividends	—	—	(6,141)	—	—	—	(6,141)
Excess tax benefit from exercise of stock options	—	—	12,900	—	—	—	12,900

February 3, 2007	61,114,458	611	515,348	(507,653)	(2,686)	—	5,620

Adoption of FIN 48	—	—	—	(630)	—	—	(630)
Net income	—	—	—	97,075	—	—	97,075
Issuance of restricted stock	325,000	3	(3)	—	—	—	—
Net settlement of vested restricted stock	—	—	—	—	(539)	—	(539)
Forfeiture of restricted stock	(90,734)	(1)	1	—	—	—	—
Stock based compensation	—	—	6,975	—	—	—	6,975
Issuance of common stock under ASPP	53,893	1	1,819	—	—	—	1,820
Exercise of stock options	1,421,323	14	7,810	—	—	—	7,824
Excess tax benefit from exercise of stock options	—	—	22,177	—	—	—	22,177

February 2, 2008	62,823,940	628	554,127	(411,208)	(3,225)	—	140,322

Net income	—	—	—	54,117	—	—	54,117
Issuance of restricted stock	14,994	—	—	—	—	—	—
Net settlement of vested restricted stock	—	—	—	—	(375)	—	(375)
Forfeiture of restricted stock	(56,131)	(1)	1	—	—	—	—
Stock based compensation	—	—	8,405	—	—	—	8,405
Issuance of common stock under ASPP	111,215	1	1,539	—	—	—	1,540
Exercise of stock options	897,572	9	7,430	—	—	—	7,439
Excess tax benefit from exercise of stock options	—	—	13,501	—	—	—	13,501

January 31, 2009	63,791,590	$637	$585,003	$(357,091)	$(3,600)	$—	$224,949

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands, except shares)

	Years Ended
	February 3, 2007	February 2, 2008	January 31, 2009
Cash flows from operating activities:
Net income	$77,782	$97,075	$54,117
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	33,525	34,140	44,143
Amortization of deferred financing costs	1,460	2,319	2,150
Deferred income taxes	(10,900)	8,066	12,993
Non-cash interest expense (including redeemable preferred stock dividends $20,800 in 2006)	21,292	—	—
Share based compensation	3,801	6,975	8,405
Loss on refinancing of debt	10,039	—	—
Excess tax benefit from share based compensation	(12,900)	(22,177)	(13,501)
Changes in operating assets and liabilities:
Merchandise inventories	(24,479)	(17,855)	(28,519)
Prepaid expenses and other current assets	(1,596)	(2,565)	(1,633)
Other assets	1,004	(1,475)	88
Accounts payable and other liabilities	19,130	43,341	17,132
Federal and state income taxes	2,819	20,386	(15)

Net cash provided by operating activities	120,977	168,230	95,360

Cash flow from investing activities:
Capital expenditures	(45,931)	(80,618)	(77,526)

Cash flow from financing activities:
Proceeds from share-based compensation plans	5,186	9,644	8,960
Excess tax benefit from share-based compensation	12,900	22,177	13,501
Costs incurred in connection with amended and restated credit agreement	—	(1,284)	—
Repayments and redemption of long-term debt	(386,526)	(75,000)	(25,000)
Redemption of preferred stock	(358,271)	—	—
Proceeds from issuance of long-term debt, net of debt issuance costs	276,516	—	—
Proceeds from issuance of common stock, net of underwriting discount and offering costs	402,774	—	—
Repurchase of common stock	—	(539)	(375)

Net cash provided by (used in) financing activities	(47,421)	(45,002)	(2,914)

Increase in cash and cash equivalents:	27,625	42,610	14,920
Cash and cash equivalents at beginning of year	61,275	88,900	131,510

Cash and cash equivalents at end of year	$88,900	$131,510	$146,430

Supplemental cash flow information:
Income taxes paid	$1,848	$35,789	$32,492

Interest paid	$26,609	$11,600	$5,199

Non-cash financing activities:
Dividends on preferred stock charged directly to stockholders’ equity (deficit)	$6,141	$—	$—
Conversion of principal amount plus accrued and unpaid interest of 5% notes payable into 6,729,186 shares of common stock	23,686	—	—
Liquidation value of Series A preferred stock converted into 3,673,729 shares of common stock	73,475	—	—

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 3, 2007, February 2, 2008 and January 31, 2009

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

(b) Business

The Company designs, contracts for the manufacture of, markets and distributes women’s, men’s and children’s apparel, shoes and accessories under the J.Crew brand name. The Company’s products are marketed primarily in the United States through various channels of distribution, including retail and factory stores, catalogs, and the Internet. The Company was also party to a licensing agreement which granted the licensee exclusive rights to use the Company’s trademarks in connection with the manufacture and sale of products in Japan. The license agreement provided for payments based on a specified percentage of net sales. The license agreement expired at the end of January 2009.

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

(c) Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years 2006, 2007 and 2008 ended on February 3, 2007, February 2, 2008 and January 31, 2009, respectively. Fiscal years 2007 and 2008 consisted of 52 weeks and fiscal year 2006 consisted of 53 weeks.

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

(e) Revenue Recognition

Revenue is recognized for catalog and Internet sales when merchandise is shipped to customers and at the time of sale for store sales. Shipping terms for catalog and Internet sales are FOB shipping point, and title passes to the customer at the time and place of shipment. Prices for all merchandise are listed in the Company’s catalogs and website and are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return that are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.” The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. The Company presents taxes collected from customers and remitted to governmental authorities on a net basis in the Consolidated Statements of Operations.

A liability is recognized at the time a gift card is sold, and revenue is recognized at the time the gift card is redeemed for merchandise. Revenue is deferred and a liability is recognized for gift cards issued in connection with our customer loyalty program. Any unredeemed loyalty gift cards are recognized as income in the period in which they expire.

Other revenues include the estimated amount of unredeemed gift card liability based on Company specific historical trends, which amounted to $725, $1,922 and $2,954 in fiscal years 2006, 2007 and 2008, respectively.

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

(g) Advertising and Catalog Costs

Direct response advertising, which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. The Company accounts for catalog costs in accordance with the AICPA Statement of Position, “Reporting on Advertising Costs” (“SOP 93-7”). SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which was approximately three months for the fiscal years 2006, 2007 and 2008. Deferred catalog costs, included in prepaid expenses and other current assets, as of February 2, 2008 and January 31, 2009 were $7,607 and $7,996 respectively. Catalog costs, which are reflected in selling, general and administrative expenses, for the fiscal years 2006, 2007 and 2008, were $43,666, $45,652 and $51,746 respectively.

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

The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $45,310 and $49,168 at February 2, 2008 and January 31, 2009, respectively.

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

(k) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. Charges for impairment for the fiscal years 2006, 2007 and 2008 were $550, $0, and $2,652 respectively.

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

(n) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $113,637 and $132,402 at February 2, 2008 and January 31, 2009, respectively, are stated at cost, which approximates market value.

(o) Operating Expenses

Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations and all shipping and handling and delivery costs associated with our Direct business.

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, administrative payroll, store expenses other than occupancy costs, depreciation and amortization, credit card fees, and certain warehousing expenses—which aggregated to $19,468, $22,078, and $30,343 for fiscal years 2006, 2007, and 2008, respectively.

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

2. Share Based Compensation

At January 31, 2009, the Company had five share-based compensation plans, which are described below:

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

2005 Equity Incentive Plan

In June 2006, the Board of Directors of Group approved the adoption of the 2005 Equity Incentive Plan (the “2005 Plan”). Under the terms of the 2005 Plan, an aggregate of 1,900,000 shares of Group common stock were allotted for the issuance of options or other stock based awards to employees, independent contractors, and eligible non-employee directors. Awards may be subject to performance based and/or service based conditions. Stock options are available for issuance at an exercise price representing the fair market value on the date of grant. The options have terms of up to ten years and become exercisable over a period up to five years.

2007 Associate Stock Purchase Plan

On December 5, 2006, the Company’s Board of Directors adopted the J.Crew 2007 Associate Stock Purchase Plan (the “ASPP”), which was subsequently approved by shareholders. As adopted, 500,000 shares of common stock are reserved for issuance under the ASPP. Under the ASPP, full time employees are permitted to purchase a limited number of J.Crew common shares at 85% of market value as outlined in the ASPP plan document.

2008 Equity Incentive Plan

In June 2008, the Stockholders of Group approved the adoption of the 2008 Equity Incentive Plan (the “2008 Plan”). Under the terms of the 2008 Plan, an aggregate of 3,000,000 shares of Group common stock were allotted for the issuance of options or other stock based awards to employees, independent contractors, and eligible non-employee directors. Awards may be subject to performance based and/or service based conditions. Stock options are available for issuance at an exercise price representing the fair market value on the date of grant. The options have terms of up to ten years and become exercisable over a period up to five years.

The adoption of the 2008 Plan replaced the 1997 Plan, the 2003 Plan, and the 2005 Plan and as a result, the 2008 Plan is the only plan for issuing all new equity-based incentive awards. While the 1997 Plan, the 2003 Plan, and the 2005 Plan remain in place to govern existing awards, they are frozen as to future awards.

Accounting for Share-Based Payments

Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. In fiscal 2007 and 2008, share-based compensation cost includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards, and time and performance based restricted stock awards on a straight-line basis over the requisite service period of the award.

Total share based compensation expense was $3.8 million, $7.0 million and $8.4 million for fiscal 2006, 2007, and 2008, respectively.

The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	2006	2007	2008
Risk-free interest rates(1)	4.8%	4.6%	3.1%
Dividend yield	—	—	—
Expected volatility(2)	40.0%	40.0%	44.7%
Weighted-average expected term(3) (in years)	5.63	5.42	5.11

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	In 2006, volatility was based on average volatility of stock prices of companies in a peer group analysis. Beginning in July 2007, the first anniversary of the Company’s initial public offering, volatility has been based on the historical volatility of the Company’s stock price, implied volatility of publicly traded options on the Company’s stock and the average volatility of the stock prices of a peer group.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term was determined using the “simplified method” as allowed by Staff Accounting Bulletin No. 110, “Share-Based Payment.” The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

As of January 31, 2009, there was $23.4 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 3.3 years.

The weighted-average grant-date fair value of options granted was $12.49, $17.94 and $12.18 for fiscal 2006, 2007 and 2008, respectively. The aggregate intrinsic value of stock options exercised was $30.4 million, $52.5 million and $30.4 million for fiscal 2006, 2007 and 2008, respectively.

The following table summarizes stock option activity for fiscal 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at February 2, 2008	7,493	$13.32
Granted	1,219	$28.18
Exercised	(898)	$8.28
Forfeited	(274)	$24.79

Outstanding at January 31, 2009	7,540	$15.91	5.5	$12.2

Exercisable at January 31, 2009	4,899	$9.71	5.2	$11.0

Expected to vest at January 31, 2009	2,402	$27.40	6.0	$1.1

The following table summarizes information about unvested options for fiscal 2008:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at February 2, 2008	2,576	$8.83
Granted	1,219	$12.18
Vested	(892)	$3.59
Forfeited	(263)	$10.82

Unvested at January 31, 2009	2,640	$11.87

The following table summarizes information about stock options outstanding as of January 31, 2009:

	Outstanding		Weighted Average Remaining Contractual Term (in years)	Exercisable
Range	Number of options	Weighted Average Exercise price		Number of options	Weighted Average Exercise price
$3.53-$4.41	914	$3.54	4.6	900	$3.54
$5.17-$10.76	2,486	$7.47	5.5	2,102	$7.56
$11.80-$18.09	1,868	$12.90	5.3	1,717	$12.92
$20.00-$55.72	2,272	$32.58	5.9	180	$35.11

$3.53-$55.72	7,540	$15.91	5.5	4,899	$9.71

The Company issues new shares upon the exercise of stock options. Cash received from share based compensation plans was $5.2 million, $9.6 million and $9.0 million for fiscal 2006, 2007, and 2008, respectively.

Certain employees and directors have been awarded restricted stock under the 2003 Plan, 2005 Plan, and the 2008 Plan. The restricted stock vests primarily over a period of four to five years. Compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense associated with restricted stock was $0.8 million, $1.3 million, and $1.9 million for fiscal 2006, 2007, and 2008 respectively. As of January 31, 2009, there was $4.6 million of unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over the remaining weighted-average vesting period of 2.2 years. The total intrinsic value of restricted shares vested during fiscal 2006, 2007, and 2008 was $21.3 million, $6.6 million, and $7.0 million, respectively.

In 2007, the Company granted market based restricted stock that vests if a certain predefined shareholder return threshold is met within a set performance period from the grant date. The fair value of market based awards was estimated at the date of grant using a Monte Carlo Simulation valuation model with the following weighted average assumptions:

2007
Risk-free interest rates(1)	4.4%
Dividend yield	—
Expected volatility(2)	41.2%
Weighted-average performance period (in years)	3

The following table summarizes restricted share activity for fiscal 2008:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Outstanding at February 2, 2008	707	$12.91
Granted	15	$33.96
Vested	(237)	$4.16
Forfeited	(56)	$18.95

Outstanding at January 31, 2009	429	$17.69

Shares available for the issuance of stock options or other stock based awards under our share-based compensation plans were 1,853,600 at January 31, 2009.

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

4. Property and Equipment

Property and equipment, net consists of:

	February 2, 2008	January 31, 2009
Land	$1,710	$1,710
Buildings and improvements	15,445	15,465
Fixtures and equipment	64,137	104,242
Leasehold improvements	190,944	206,362
Construction in progress	32,778	17,173

	305,014	344,952
Less accumulated depreciation and amortization	(136,722)	(143,277)

	$168,292	$201,675

5. Other Current Liabilities

Other current liabilities consist of:

	February 2, 2008	January 31, 2009
Customer liabilities	$28,463	$28,214
Taxes, other than income taxes	4,926	9,137
Accrued occupancy	3,030	2,648
Reserve for sales returns	7,140	5,942
Accrued compensation	19,804	5,877
Other	28,051	32,071

	$91,414	$83,889

6. Credit Agreements

Credit Facility

On May 4, 2007, J.Crew Group, Inc. and certain of its subsidiaries, as guarantors, and Operating and certain of its subsidiaries, as borrowers, entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”) with Citicorp USA, Inc. (“Citicorp”), as administrative agent, Citicorp, as collateral agent, and Bank of America, N.A. and Wachovia Bank, National Association, as syndication agents.

The Credit Facility provides for revolving loans and letters of credit of up to $200 million (which amount may be increased to up to $250 million subject to certain conditions) at floating interest rates based on the base rate, as defined, plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.0% to 1.25%. The margin is based upon quarterly excess availability levels specified in the Credit Facility. The total amount of availability is limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) the lesser of 90% of eligible inventory and 92.5% of the net recovery percentage of inventories (as determined by periodic inventory appraisals) for the period August 1 through December 31, or 90% of the net recovery percentage of inventories for the period January 1 through July 31, (d) 65% of the fair market value of eligible real estate, and (e) less any reserves established by Citicorp. The Credit Facility expires on May 4, 2013.

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

There was $192.7 million available for borrowings under the Credit Facility at January 31, 2009. There were no borrowings outstanding in fiscal 2008, 2007 or 2006.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Availability under this facility was $22.8 million at January 31, 2009.

Outstanding letters of credit under our facilities established primarily to facilitate international merchandise purchases at February 2, 2008 and January 31, 2009 amounted to $43,300 and $19,500 respectively. The decrease in outstanding letters of credit reflects the transition of certain vendors to open account terms.

7. Long-Term Debt

Long-term debt consists of the following:

	February 2, 2008	January 31, 2009
Term Loan	$125,000	$100,000
Less current portion	—	(800)

Long-term debt	$125,000	$99,200

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

The Company is required to make the following annual principal payments based upon certain conditions as set forth in the Term Loan: (i) 1% per annum of the original principal balance of the Term Loan due in quarterly installments and (ii) an amount equal to 50% of excess cash flow, as defined in the agreement, due within 90 days of the fiscal year-end. The Company made aggregate voluntary prepayments of $75.0 and $25.0 million in fiscal 2007 and 2008, respectively.

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

9. Income per Share

The calculation of basic net income per share and diluted net income per share is presented below:

	2006	2007	2008
	($ in thousands, except per share amounts)
Net income	$77,782	$97,075	$54,117
Preferred stock dividends	(6,141)	—	—

Net income applicable to common shareholders	$71,641	$97,075	$54,117

Income per Share:
Basic	$1.61	$1.61	$0.88

Diluted	$1.49	$1.52	$0.85

Weighted average common shares outstanding:
Basic	44,558	60,346	61,687

Diluted	48,039	63,748	64,027

The number of potentially dilutive securities excluded from the calculation of diluted earnings per share were as follows:

	2006	2007	2008
	(amounts in thousands)
Stock options	78	87	2,225
Unvested shares of restricted stock	—	—	18

	78	87	2,243

10. Commitments and Contingencies

(a) Operating Leases

As of January 31, 2009, the Company was obligated under various long-term operating leases for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals.

These operating leases expire on varying dates through 2023. At January 31, 2009 aggregate minimum rentals are as follows:

Fiscal year	Amount
2009	$88,282
2010	$85,852
2011	$78,199
2012	$68,246
2013	$57,351
Thereafter	$226,689

Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

Rent expense for fiscal 2006, 2007 and 2008 was $54,694, $62,662 and $74,922 respectively, including contingent rent, based on store sales, of $4,406, $4,186 and $4,070, respectively.

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

11. Employee Benefit Plan

The Company has a 401(K) Savings Plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company’s contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the 401(K) Savings Plan were $1,894, $2,520 and $3,019 for fiscal 2006, 2007 and 2008, respectively. The Company suspended its 401(k) Savings Plan matching contribution in 2009. See Note 19 for additional information.

12. License Agreement

The Company had a licensing agreement through January 2009 with Itochu Corporation, a Japanese trading company. The agreement permitted Itochu to distribute J.Crew merchandise in Japan. In February 2008, the Company provided notice that it did not intend to renew this agreement, which expired at the end of January 2009.

The Company earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 2006, 2007, and 2008, was $2,776, $2,589, and $1,656, respectively.

13. Other Revenues

Other revenues consist of the following:

	2006	2007	2008
Shipping and handling fees	$31,319	$37,958	$39,368
Royalties	2,776	2,589	1,656
Other	852	1,922	3,746

	$34,947	$42,469	$44,770

14. Financial Instruments

The fair value of the Company’s long-term debt is estimated to be approximately $116,250 and $83,000 at February 2, 2008 and January 31, 2009, respectively, and is based on current rates offered to the Company for debt of similar maturities or quoted market prices of the same or similar instruments. The carrying amounts of long-term debt were $125,000 and $100,000 at February 2, 2008 and January 31, 2009, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

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

The following table summarizes the components of the income tax provision (benefit):

	Years Ended
(Dollars in millions)	February 3, 2007	February 2, 2008	January 31, 2009
Current:
Federal	$(0.2)	$45.6	$19.0
State and local	4.6	10.2	4.6
Foreign	0.3	0.3	—

	4.7	56.1	23.6
Deferred:
Federal	(10.2)	8.0	12.9
State and local	(0.7)	0.1	0.1

	(10.9)	8.1	13.0

Total	$(6.2)	$64.2	$36.6

The following table summarizes the principal reasons for the difference between the effective tax (benefit) and the U.S. federal statutory income tax (benefit) rate:

	Years Ended
	February 3, 2007	February 2, 2008	January 31, 2009
Federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	10.1	4.1	5.9
Valuation allowance	(64.5)	—	—
Non-deductible expenses, primarily preferred dividends	10.2	—	—
Other	0.5	0.7	(0.5)

Effective tax rate	(8.7)%	39.8%	40.4%

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are as follows:

(Dollars in millions)	February 2, 2008	January 31, 2009
Deferred tax assets:
Rent	$19.2	$19.8
Reserve for sales returns	2.8	2.4
Credit carryovers	1.3	0.7
Share-based payments	4.3	7.2
State taxes and interest	2.7	2.5
Other	1.5	2.5

	31.8	35.1
Deferred tax liabilities:
Prepaid catalog and other prepaid expenses	(8.0)	(9.2)
Difference in book and tax basis for property and equipment	(6.0)	(21.1)

	(14.0)	(30.3)

Net deferred income tax assets	$17.8	$4.8

Amounts included in consolidated balance sheets:
Non-current assets	$20.2	$8.9
Current liabilities	(2.4)	(4.1)

	$17.8	$4.8

In fiscal 2004, the Company established a valuation allowance against its net deferred tax assets. In accordance with SFAS No. 109, “Accounting for Income Taxes,” management continued to reevaluate the necessity of this valuation allowance on an ongoing basis. Due to several factors, including significant improvement in results of operations in fiscal 2005 and 2006 and changes in the Company’s debt and equity structure resulting from its initial public offering in July 2006, management determined that the valuation allowance was not necessary at February 3, 2007. As a result of this revaluation, a deferred tax benefit of $10.9 million was recognized for the year ended February 3, 2007 and stockholders’ equity was increased by $12.9 million relating to the excess tax benefit from share based compensation. Management believes that the net deferred tax asset balance of $4.8 million as of January 31, 2009 is more likely than not to be realized.

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

As of January 31, 2009, the Company has $7.4 million in unrecognized tax benefits (including interest and penalties of $1.2 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $4.0 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

A reconciliation of unrecognized tax benefits is as follows:

(Dollars in millions)	Fiscal 2007	Fiscal 2008
Balance at beginning of fiscal year	$5.7	$6.6
Additions for tax positions taken during current year	2.4	1.2
Reductions for tax positions taken during prior years	(0.6)	(0.2)
Settlements	(0.1)	(0.1)
Expirations of statues of limitations	(0.8)	(1.3)

Balance at end of fiscal year	$6.6	$6.2

In fiscal 2008, audits of tax years ended January 2002 through January 2003 were closed by the IRS, and the Company collected $9.3 million of refundable income taxes including interest. Tax years ended January 2004 through January 2006 are currently under audit by the IRS. The results of these audits are not expected to have a significant effect on the results of operations or financial position. Various state and local jurisdiction tax authorities are in the process of examining income tax returns of Group’s subsidiaries for various tax years ranging from 2001 to 2006.

16. Related Party Transaction

On October 20, 2005, the Company, Millard Drexler, Chairman of the Board and Chief Executive Officer and Millard S. Drexler, Inc. entered into a Trademark License Agreement whereby Mr. Drexler granted the Company a thirty-year exclusive, worldwide license to use the Madewell trademark and associated intellectual property rights owned by him (the “Properties”). In consideration for the license, the Company reimbursed Mr. Drexler’s actual costs expended in acquiring and developing the Properties (which amounted to $242,300) and agreed to pay royalties of $1 per year during the term of the license. In January 2007, the Company provided notice to Mr. Drexler that the Company had met certain conditions outlined in the agreement, and Mr. Drexler assigned to the Company all of his residual rights in the Properties. The Company also agreed that it would not assign or spin off ownership of the Properties during the term of Mr. Drexler’s employment without his consent other than as part of a sale of the entire company (except that the Company may pledge or hypothecate its interest in the Properties as part of a bank or other financings).

17. Stock Split

Effective June 13, 2006, the Company’s Board of Directors approved a 1.935798 for one split of the Company’s common stock in the form of a stock dividend. Accordingly, all references to share and per share information in the consolidated financial statements and the accompanying notes to the consolidated financial statements have been adjusted to reflect the stock split for all periods presented. The par value per share of the common stock did not change as a result of the stock split.

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

19. Subsequent Event

On February 27, 2009, the Company announced that is has initiated a workforce reduction as part of a cost reduction program. The workforce reduction impacted approximately 95 positions, including positions that are currently unfilled, primarily in the Company’s New York offices and support functions in the field and distribution centers. In addition, the program includes the suspension of the 401(k) Plan Company matching contributions at least through the balance of 2009, elimination of 2009 merit based wage increases for the entire workforce, and other cost reductions. The Company expects to incur a pre-tax charge of approximately $1.5 million during the first quarter of fiscal 2009 mainly to reflect anticipated severance and related costs for affected individuals.

20. Quarterly Financial Information (Unaudited)

Summarized quarterly financial results for fiscal 2008 and fiscal 2007 follow:

(in thousands, except share related amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Fiscal 2008
Total revenues	$340,579	$336,275	$363,080	$388,036
Gross profit	159,887	137,732	150,868	106,936
Net income (loss)	$30,501	$18,123	$19,041	$(13,548)
Income (loss) per share:
Basic	$0.50	$0.29	$0.31	$(0.22)
Diluted	$0.48	$0.28	$0.30	$(0.22)
Weighted average common shares outstanding:
Basic	61,192	61,693	61,878	61,991
Diluted	64,076	64,346	64,078	61,991

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007
Total revenues	$297,312	$304,731	$332,744	$399,936
Gross profit	138,538	133,177	151,835	164,993
Net income	24,649	20,635	26,837	24,954
Income per share:
Basic	$0.41	$0.34	$0.44	$0.41
Diluted	$0.39	$0.32	$0.42	$0.39
Weighted average common shares outstanding:
Basic	59,731	60,316	60,725	60,752
Diluted	63,248	63,806	64,195	64,003

(1)	The fourth quarter of fiscal 2008 includes a reduction in gross profit primarily due to increased markdowns and promotional selling activities.

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
	(in thousands)
Inventory reserve
(deducted from merchandise inventories)
Year ended:
February 3, 2007	$8,020	$—	$—	$322	$7,698
February 2, 2008	7,698	268	—	—	7,966
January 31, 2009	7,966	947	—	—	8,913

Allowance for sales returns
(included in other current liabilities)
Year ended:
February 3, 2007	$6,216	$5	$—	$—	$6,221
February 2, 2008	6,221	919	—	—	7,140
January 31, 2009	7,140	—	—	1,198	5,942

(a)	The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period, inventory write-downs and sales returns are charged to the statement of operations as incurred.

EXHIBIT INDEX

Exhibit No.	Document
3.1	Certificate of Incorporation of J.Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	By-laws of J.Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Form of Specimen Common Stock Certificate of J.Crew Group, Inc. Incorporated by reference to Exhibit 4.1 to the S-1/A Registration Statement filed on June 22, 2006.

4.2	Stockholders’ Agreement, dated as of January 24, 2003, among J.Crew Group, Inc., TPG Partners II, L.P. and Millard Drexler. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 3, 2003.

4.3	Form of Amendment No. 1 to Stockholders Agreement, by and among J.Crew Group, Inc., Millard S. Drexler and each of TPG Partners II, L.P., TPG Parallel II, L.P., TPG Investors II, L.P. and TPG 1999 Equity II, L.P. Incorporated by reference to Exhibit 4.5(b) to the S-1/A Registration Statement filed on June 22, 2006.

Material Contracts

10.1	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”). Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on December 28, 2004.

10.2	Amendment No. 1, dated as of October 10, 2005, to the Credit Facility. Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on October 17, 2005.

10.3	Joinder Agreement between the Company and Wachovia Bank, National Association, as Agent under the Credit Facility, dated October 12, 2005. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 18, 2005.

10.4	Amendment No. 2, dated as of May 15, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, a national banking association, in its capacity as administrative agent and collateral agent for lenders (the “Agent”), and Amendment No. 1 to Guarantee, dated as of May 15, 2006, by the borrowers and guarantors in favor of the Agent. Incorporated by reference to Exhibit 10.1(c) to the S-1/A Registration Statement filed on May 16, 2006.

10.5	Amendment No. 3, dated as of May 15, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1(d) to the S-1/A Registration Statement filed on May 16, 2006.

10.6	Amendment No. 4, dated as of June 26, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2006.

Exhibit No.	Document
10.7	Amendment No. 5, dated as of July 10, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc., and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 13, 2006.

10.8	Amendment No. 6, dated as of November 7, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc., and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 9, 2006.

10.9	Second Amended and Restated Credit Agreement, dated as of May 4, 2007, among J.Crew Group, Inc. and certain subsidiaries of J.Crew Group, Inc., as borrowers and guarantors, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent (the “Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 9, 2007.

10.10	Amended and Restated Guaranty, dated as of May 4, 2007, by J.Crew Group, Inc. and certain subsidiaries of J.Crew Group, Inc., as guarantors, in favor of Citicorp USA, Inc., as administrative agent, each lender and each issuer under the Credit Agreement and certain other parties. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 9, 2007.

10.11	Amended and Restated Pledge and Security Agreement, dated as of May 4, 2007, by J.Crew Group, Inc. and certain subsidiaries of J.Crew Group, Inc., as grantors, in favor of Citicorp USA, Inc., as administrative agent. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 9, 2007.

10.12	Amended and Restated J.Crew Group, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended August 3, 2002.

10.13	J.Crew Group, Inc. 2003 Equity Incentive Plan (the “2003 Plan”). Incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended February 1, 2003.

10.14	Amendment No. 1 to the 2003 Plan. Incorporated by reference to Exhibit 10.4(b) to the Form 10-K for the fiscal year ended January 31, 2004.

10.15	Services Agreement, dated January 24, 2003, between the Company, Millard S. Drexler, Inc. and Millard S. Drexler. Incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended February 1, 2003.

10.16	Option Surrender Agreement, dated September 25, 2003, between the Company and Millard S. Drexler. Incorporated by reference to Exhibit 10.9(b) to the Form 10-K for the fiscal year ended January 31, 2004.

10.17	Trademark License Agreement by and among the Company, Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.18	Registration Rights Agreement dated July 3, 2006 among TPG Partners II, L.P., TPG Parallel II, L.P., TPG Investors II, L.P., TPG 1999 Equity II, L.P. and J.Crew Group Inc. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 3, 2006.

10.19	Credit and Guaranty Agreement, dated as of May 15, 2006, by and among J.Crew Operating Corp., J.Crew Group, Inc. and certain subsidiaries of J.Crew Operating Corp. named as guarantors therein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, Bear Stearns Corporate Lending Inc., as syndication agent, and Wachovia Bank, National Association, as documentation agent (the “Credit and Guaranty Agreement”). Incorporated by reference to Exhibit 10.17 to the S-1/A Registration Statement filed on May 16, 2006.

Exhibit No.	Document
10.20	Pledge and Security Agreement Term Loan Collateral, dated as of May 15, 2006, by and among J.Crew Operating Corp., J.Crew Group, Inc. and certain subsidiaries of J.Crew Operating Corp. named as grantors therein and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.18 to the S-1/A Registration Statement filed on May 16, 2006.

10.21	Trademark Security Agreement, dated as of May 15, 2006, by and among J.Crew Inc. and J.Crew International, as grantors, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.19 to the S-1/A Registration Statement filed on May 16, 2006.

10.22	Copyright Security Agreement, dated as of May 15, 2006, by and between J.Crew International, as grantor, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.20 to the S-1/A Registration Statement filed on May 16, 2006.

10.23	Intercreditor Agreement, dated as of May 15, 2006, by and among J.Crew Operating Corp., J.Crew Group, Inc. and certain subsidiaries of J.Crew Operating Corp. named as guarantors in the Credit and Guaranty Agreement, Goldman Sachs Credit Partners L.P., in its capacity as administrative agent and collateral agent under the Credit and Guaranty Agreement, and Wachovia Bank, National Association, in its capacity as administrative agent and collateral agent under the Credit Facility. Incorporated by reference to Exhibit 10.21 to the S-1/A Registration Statement filed on May 16, 2006.

10.24	J.Crew Group, Inc. 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the S-8 Registration Statement filed on June 28, 2006.

10.25	Amendment No. 1, dated December 5, 2006, to the J.Crew Group, Inc. 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.27 to the Form 10-Q for the period ended October 28, 2006.

10.26	Stock option grant agreement, dated as of November 15, 2006, between J.Crew Group, Inc. and Tracy Gardner. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 17, 2006.

10.27	Stock option grant agreement, dated as of November 15, 2006, between J.Crew Group, Inc. and James Scully. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 17, 2006.

10.28	Standard form of Restricted Stock Grant Agreement (Time-Based Vesting). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 29, 2006.

10.29	Standard form of Restricted Stock Grant Agreement (Performance-Based Vesting). Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 29, 2006.

10.30	Standard form of Stock Option Grant Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 29, 2006.

10.31	J.Crew Group, Inc. 2007 Associate Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to the S-8 Registration Statement filed on December 13, 2006.

10.32	J.Crew Group, Inc. Amended and Restated 2008 Equity Incentive Plan (As of September 10, 2008). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 23, 2008.

10.33	Standard Form of Restricted Stock Grant Agreement (Time-Based Vesting). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 17, 2008.

10.34	Standard Form of Restricted Stock Grant Agreement (Performance-Based Vesting). Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 17, 2008.

10.35	Standard Form of Stock Option Grant Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 17, 2008.

10.36	Second Amended and Restated Employment Agreement by and among the Company, Operating and Millard S. Drexler dated as of October 20, 2005 and executed as of December 29, 2008.†

Exhibit No.	Document
10.37	Amended and Restated Employment Agreement, dated March 14, 2008, between the Company and Tracy Gardner. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 19, 2008.

10.38	Amended and Restated Employment Agreement, dated September 10, 1008, between the Company and James Scully. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 11, 2008.

10.39	Amended and Restated Non-Disclosure, Non-Solicitation and Non-Competition Agreement, dated December 29, 2008, between the Company and Libby Wadle.†

10.40	Amended and Restated Employment Agreement, dated December 17, 2008, between the Company and Jenna Lyons Mazeau.†

10.41	Long term incentive agreement, dated April 24, 2006, between the Company and Jenna Lyons. †

Other Exhibits

21.1	Subsidiaries of J.Crew Group, Inc.†

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.†

24.1	Power of Attorney†

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Filed herewith.
*	Furnished herewith.