Form 10-Q
period 2009-05-02
J CREW GROUP INC
filed 2009-06-10
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-42427		22-2894486

J.CREW GROUP, INC.

(Incorporated in Delaware)

770 Broadway

New York, New York 10003

Telephone: (212) 209-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 19, 2009
Common Stock, $.01 par value per share	62,871,626 shares

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	May 2, 2009	January 31, 2009
Assets
Cash and cash equivalents	$154,578	$146,430
Merchandise inventories	193,923	187,044
Prepaid expenses and other current assets	30,746	34,926
Income taxes receivable	9,892	23,116

Total current assets	389,139	391,516

Property and equipment – at cost	359,563	344,952
Less accumulated depreciation and amortization	(153,880)	(143,277)

	205,683	201,675
Deferred income taxes, net	8,862	8,862
Other assets	11,299	11,756

Total assets	$614,983	$613,809

Liabilities and Stockholders’ Equity
Accounts payable	$97,503	$119,719
Other current liabilities	83,871	83,889
Deferred income taxes, net	4,049	4,049
Current portion of long-term debt	1,100	800

Total current liabilities	186,523	208,457
Deferred credits	73,825	73,815
Long-term debt	98,900	99,200
Other liabilities	7,361	7,388

Total liabilities	366,609	388,860

Stockholders’ equity:
Common stock ($.01 par value; 200,000,000 shares authorized; 64,139,754 and 63,791,590 shares issued; 62,877,727 and 62,529,563 shares outstanding)	641	637
Additional paid-in capital	587,964	585,003
Accumulated deficit	(336,631)	(357,091)
Treasury stock, at cost (1,262,027 shares held)	(3,600)	(3,600)

Total stockholders’ equity	248,374	224,949

Total liabilities and stockholders’ equity	$614,983	$613,809

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for per share data)

	Thirteen weeks ended
	May 2, 2009	May 3, 2008
Revenues:
Net sales	$336,086	$330,043
Other	9,684	10,536

Total revenues	345,770	340,579
Cost of goods sold, including buying and occupancy costs	199,833	180,692

Gross profit	145,937	159,887
Selling, general and administrative expenses	110,669	106,841

Income from operations	35,268	53,046
Interest expense – net	1,077	2,370

Income before income taxes	34,191	50,676
Provision for income taxes	13,746	20,175

Net income	$20,445	$30,501

Net income per share:
Basic	$0.33	$0.50

Diluted	$0.32	$0.48

Weighted average shares outstanding:
Basic	62,130	61,192

Diluted	63,319	64,076

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirteen weeks ended
	May 2, 2009	May 3, 2008
Cash flows from operating activities:
Net income	$20,445	$30,501
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,494	8,682
Amortization of deferred financing costs	336	928
Share-based compensation	2,625	2,064
Excess tax benefit from share-based compensation plans	(132)	(10,093)
Changes in operating assets and liabilities:
Merchandise inventories	(6,879)	(15,968)
Prepaid expenses and other current assets	4,180	443
Other assets	121	(6)
Accounts payable and other liabilities	(22,224)	(20,812)
Federal and state income taxes	13,331	18,031

Net cash provided by operating activities	24,297	13,770

Cash flow from investing activities:
Capital expenditures	(16,502)	(14,828)

Cash flows from financing activities:
Repayments of long-term debt	—	(25,000)
Excess tax benefit from share-based compensation plans	132	10,093
Proceeds from share-based compensation plans	221	5,987

Net cash provided by (used in) financing activities	353	(8,920)

Increase (Decrease) in cash and cash equivalents	8,148	(9,978)
Cash and cash equivalents – beginning of period	146,430	131,510

Cash and cash equivalents – end of period	$154,578	$121,532

Supplemental cash flow information:
Income taxes paid	$391	$2,281

Interest paid	$575	$1,700

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen weeks ended May 2, 2009 and May 3, 2008

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of J.Crew Group, Inc. and its wholly owned subsidiaries (the “Company” or “Group”). All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheet as of May 2, 2009, the condensed consolidated statements of operations for the thirteen weeks ended May 2, 2009 and May 3, 2008, and the condensed consolidated statements of cash flows for the thirteen weeks ended May 2, 2009 and May 3, 2008 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles has been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the consolidated financial statements filed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“fiscal 2008”).

The results of operations for the thirteen weeks ended May 2, 2009 are not necessarily indicative of the operating results for the full fiscal year.

2. Share–Based Compensation

A summary of the impact of share-based awards on our financial condition and results of operations is as follows:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Share-based compensation(1)	$2,625	$2,064

Proceeds from exercise of stock options	$221	$5,987
Proceeds from issuance of common stock under ASPP	—	—

Total proceeds from share-based compensation plans(2)	$221	$5,987

Excess tax benefit from share-based compensation plans(2)	$132	$10,093

(1)	included in selling, general and administrative expenses
(2)	included in stockholders’ equity

During the first quarter of fiscal 2009, the Company issued 1,266,000 stock options with a weighted average grant date fair value of $8.69. These options become exercisable with an exercise price of $16.25 over a five year period. The Company also issued 304,000 performance-based restricted shares, vesting over a two year period, with a grant date fair value of $16.25. There have been no significant changes subsequent to the end of fiscal 2008 in the methods or assumptions used to measure share-based awards.

3. Income Taxes

Group files a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state tax returns in required jurisdictions. Tax years ending January 2004 through January 2006 are currently under audit by the IRS. The results of these audits are not expected to have a significant effect on the results of operations or financial position. Various state and local jurisdiction tax authorities are in the process of examining income tax returns of Group’s subsidiaries for various tax years ranging from 2002 to 2007.

The Company has $7.4 million in unrecognized tax benefits, reflected in other liabilities, including interest and penalties. The amount, if recognized, that would affect the effective tax rate is $4.0 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

It is the Company’s policy to recognize interest income and expense related to income taxes as a component of interest expense, and penalties as a component of selling, general and administrative expenses. The amount of interest and penalties accrued at May 2, 2009 was $1.2 million.

4. Debt and Credit Agreements

Debt

Long-term debt consists of the following:

	May 2, 2009	January 31, 2009
Term loan	$100,000	$100,000
Less current portion	(1,100)	(800)

Total long-term debt	$98,900	$99,200

On May 15, 2006 (the “Closing Date”), J.Crew Operating Corp. (“Operating”), as borrower, Group and certain of Operating’s direct and indirect subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit and Guaranty Agreement”) with certain lenders named therein as lenders, Goldman Sachs Credit Partners L.P. (“GSCP”) and Bear, Stearns & Co. Inc. as joint lead arrangers and joint bookrunners, GSCP as administrative agent and collateral agent, Bear Stearns Corporate Lending Inc. as syndication agent and Wachovia Bank, National Association as documentation agent.

The total amount of the term loan (the “Term Loan”) borrowed by Operating under the Credit and Guaranty Agreement on the Closing Date was $285.0 million. Borrowings bear interest, at the Company’s option, at the base rate plus a margin of 0.75% or at LIBOR plus a margin of 1.75% per annum. All borrowings will mature on May 15, 2013.

The Company is required to make the following principal payments based upon certain conditions as set forth in the Term Loan: (i) 1% per annum of the original principal balance, reduced by principal payments, of the Term Loan due in quarterly installments and (ii) an amount equal to 50% of excess cash flow, as defined in the agreement, due within 90 days of the fiscal year-end.

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

The Credit Facility provides for revolving loans and letters of credit of up to $200 million (which amount may be increased up to $250 million subject to certain conditions) at floating interest rates based on the base rate, as defined, plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.0% to 1.25%. The margin is based upon quarterly excess availability levels specified in the Credit Facility. The total amount of availability is limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) the lesser of 90% of eligible inventory and 92.5% of the net recovery percentage of inventories (as determined by periodic inventory appraisals) for the period August 1 through December 31, or 90% of the net recovery percentage of inventories for the period January 1 through July 31, (d) 65% of the fair market value of eligible real estate, and (e) less any reserves established by Citicorp. The Credit Facility matures on May 4, 2013.

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

There were no short-term borrowings during the first three months of fiscal 2009. Outstanding standby letters of credit were $7.9 million and excess availability, as defined, under the Credit Facility was $192.1 million at May 2, 2009.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with The Hong Kong and Shanghai Banking Corporation Limited (“HSBC”) that provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding documentary letters of credit were $7.2 million and availability under this facility was $27.8 million at May 2, 2009.

5. Net Income Per Share

The calculation of basic and diluted income per share is as follows:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Net income	$20,445	$30,501

Net income per share:
Basic	$0.33	$0.50

Diluted	$0.32	$0.48

Weighted average common shares outstanding:
Basic	62,130	61,192

Diluted	63,319	64,076

The number of shares of potentially dilutive securities excluded from the calculation of diluted earnings per share is as follows:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Stock options	1,183	92
Restricted stock awards	6	—

Total potentially dilutive securities	1,189	92

6. Fair Value Measurements

SFAS No. 157, Fair Value Measurements, establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs, other than quoted prices included in Level 1, such as quoted prices for markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Financial Assets and Liabilities

The Company does not have any financial assets or liabilities as of May 2, 2009 or January 31, 2009 that are measured at fair value on a recurring basis (at least annually).

Non-financial Assets and Liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of May 2, 2009 or January 31, 2009 that are measured at fair value. In accordance with the provisions of SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, certain long-lived assets held and used with a carrying value of $1.0 million were written down to their fair value, resulting in an impairment charge of $1.0 million in the first quarter of fiscal 2009.

The Company performs impairment tests under the guidance of SFAS No. 144 whenever there are indicators of impairment. These tests typically contemplate assets at a store level (e.g. leasehold improvements). The Company recognizes an impairment loss when the carrying value of a long-lived asset is not recoverable in light of the undiscounted future cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset based on discounted future cash flows. Upon the adoption of SFAS No. 157, the Company considered relevant valuation techniques, and determined that the undiscounted future cash flow approach continued to provide the most relevant and reliable means by which to determine fair value in this circumstance. The discount factor utilized in determining the fair value was 11.0% based upon the Company’s calculated weighted average cost of capital.

7. Recent Accounting Pronouncements

On February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted FSP FAS No. 157-2 on February 1, 2009. See Note 6, Fair Value Measurements, for additional disclosures required under FSP FAS No. 157-2 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS No. 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company is in the process of evaluating FSP FAS No. 157-4 and does not expect it will have a significant impact on the financial condition or results of operations of the Company.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 107-1 and APB No. 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company is in the process of evaluating FSP FAS No. 107-1 and APB No. 28-1 and does not expect it will have a significant impact on the condensed consolidated financial statements of the Company.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission and in this report on Form 10-Q. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission. When used herein, the terms “Group,” “Company,” “we,” “us” and “our” refer to J. Crew Group, Inc., including consolidated subsidiaries.

Executive Overview

J.Crew® is a nationally recognized apparel and accessories retailer that we believe embraces a high standard of style, craftsmanship, quality and customer service. On the basis of data collected on our Internet channel customers, we believe our customer base consists primarily of affluent, college-educated and professional and fashion-conscious women and men.

We have two primary sales channels: Stores, which consists of our retail and factory stores, and Direct, which consists of our catalog and our Internet website at www.jcrew.com. We also maintain a Madewell website at www.madewell1937.com that provides a toll free number to place orders for Madewell merchandise and intend to add the necessary functionality during 2010 to enable customers to place orders online. At May 2, 2009, we operated 234 retail stores (including seven crewcuts® and 13 Madewell® stores) and 76 factory stores (including one crewcuts factory store), compared to 204 retail stores (including four crewcuts stores and seven Madewell stores) and 63 factory stores at May 3, 2008.

The following is a summary of our revenues for the thirteen week period ended May 2, 2009 and May 3, 2008:

	Thirteen Weeks Ended
(Dollars in millions)	May 2, 2009	May 3, 2008
Stores	$240.7	$229.1
Direct	95.4	100.9

Net sales	336.1	330.0
Other	9.7	10.6

Total revenues	$345.8	$340.6

The following is a brief summary of first quarter fiscal 2009 highlights:

•	Revenues totaled $345.8 million, reflecting a 1.5% increase over prior year revenues of $340.6 million.

•	Comparable store sales decreased 5.1%.

•	Direct net sales decreased 5.5% to $95.4 million.

•	Income from operations decreased 33.5% to $35.3 million.

•	We opened four J.Crew retail stores, two crewcuts stores, three J.Crew factory stores and three Madewell stores. We closed one J.Crew retail store and one J.Crew factory store.

•	We continued our Direct channel systems stabilization efforts, which included testing to ensure stability during peak periods.

•	We incurred a charge of $1.0 million for fixed asset impairment, related to under-performing stores.

•

We initiated a workforce reduction as part of a cost reduction program. We incurred a pre-tax charge of $1.3 million for severance and related costs. The Company also suspended its 401(k) Plan matching contributions through the balance of 2009, eliminated 2009 merit based wage increases and initiated other cost reduction initiatives.

Results of Operations – First quarter of Fiscal 2009 compared to First quarter of Fiscal 2008

	First Quarter Fiscal 2009 Thirteen Weeks Ended May 2, 2009		First Quarter Fiscal 2008 Thirteen Weeks Ended May 3, 2008		Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$345.8	100.0%	$340.6	100.0%	$5.2	1.5%
Gross profit	145.9	42.2	159.9	46.9	(14.0)	(8.7)
Selling, general and administrative expenses	110.7	32.0	106.8	31.4	3.9	3.6
Income from operations	35.3	10.2	53.0	15.6	(17.7)	(33.5)
Interest expense, net	1.1	0.3	2.4	0.7	(1.3)	(54.6)
Income taxes	13.7	4.0	20.2	5.9	(6.5)	(31.9)
Net income	$20.4	5.9%	$30.5	9.0%	$(10.1)	(33.0)%

Revenues

Revenues for the first quarter of fiscal 2009 increased $5.2 million, or 1.5%, to $345.8 million from $340.6 million in the first quarter of fiscal 2008. This increase resulted from non-comparable store sales, partially offset by decreases in comparable store sales and Direct sales. Consistent with the overall macroeconomic environment, we continue to see a softening of sales trends, in both stores and Direct, which we expect to continue throughout fiscal 2009.

Stores sales increased $11.6 million, or 5.1%, to $240.7 million in the first quarter of fiscal 2009 from $229.1 million in the first quarter of fiscal 2008. Comparable store sales decreased $11.3 million, or 5.1%, to $210.9 million in the first quarter of fiscal 2009 from $222.2 million last year. Non-comparable store sales were $29.8 million in the first quarter of fiscal 2009.

Direct sales decreased $5.5 million, or 5.5%, to $95.4 million in the first quarter of fiscal 2009 from $100.9 million in the first quarter of fiscal 2008.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Apparel:
Women’s	69%	69%
Men’s	16	16
Children’s	3	3
Accessories	12	12

	100%	100%

The net increase in Stores and Direct sales in the first quarter of fiscal 2009 was driven by an increase in sales of women’s and children’s apparel, and accessories. This increase was largely driven by sales of knits, shirts and skirts. We offer children’s apparel in a selection of our retail stores, our stand-alone stores and our Direct channel. As of May 2, 2009, we operated 43 crewcuts shop-in-shops in our J.Crew retail stores, 10 crewcuts shop-in-shops in our J.Crew factory stores and eight stand-alone stores, compared with 37 shop-in-shops in our J.Crew retail stores and four stand-alone stores as of May 3, 2008.

Other revenues, which consist primarily of shipping and handling fees and royalties, decreased $0.9 million, or 8.1%, to $9.7 million in the first quarter of fiscal 2009 from $10.6 million in the comparable period last year. This decrease resulted from (i) $0.5 million decrease in royalties due to the lapsing of our licensing agreement in Japan in January 2009 and (ii) $0.4 million decrease in shipping and handling fees attributable to the decrease in Direct sales.

Gross Profit

Gross profit decreased $14.0 million to $145.9 million in the first quarter of fiscal 2009 from $159.9 million in the first quarter of fiscal 2008. This decrease resulted from the following factors:

(Dollars in millions)
Increase in revenues	$3.1
Decrease in merchandise margin	(15.7)
Increase in buying and occupancy costs	(1.4)

$(14.0)

Gross margin decreased to 42.2% in the first quarter of fiscal 2009 from 46.9% in the first quarter of fiscal 2008. The decrease in gross margin was driven by (i) a 450 basis point decline in merchandise margin due primarily to increased markdowns and (ii) a 20 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.9 million, or 3.6%, to $110.7 million in the first quarter of fiscal 2009 from $106.8 million in the first quarter of fiscal 2008. This increase primarily resulted from:

•	an increase in depreciation and amortization – associated primarily with our growth in store locations and information technology infrastructure – of $2.8 million;

•	an increase in share-based and incentive compensation of $2.3 million;

•	a charge for severance and related costs of $1.3 million due to our workforce reduction;

•	a charge for fixed asset impairment, related to under-performing stores, of $1.0 million; offset by

•

a decrease in catalog paper, postage and printing costs of $2.0 million due to decreased circulation as a result of our ongoing evaluation of our circulation strategies. The number of catalog pages circulated in the first quarter of fiscal 2009 decreased 27% from the comparable period last year.

As a percentage of revenues, selling, general and administrative expenses increased to 32.0% in the first quarter of fiscal 2009 from 31.4% in the comparable period last year, primarily due to the above mentioned items.

Interest Expense, Net

Interest expense, net of interest income, decreased $1.3 million to $1.1 million in the first quarter of fiscal 2009 from $2.4 million in the first quarter of fiscal 2008, resulting from (i) $0.8 million decrease due to declining interest rates, (ii) $0.2 million decrease due to lower average outstanding debt in fiscal 2009, (iii) $0.6 million decrease due to accelerated amortization of deferred financing costs in the first quarter of fiscal 2008 resulting from a voluntary prepayment under the Term loan, offset by (iv) $0.4 million decrease in interest income on invested cash.

Income Taxes

The income tax provision for the first quarter of fiscal 2009 and 2008 reflects the estimated annual effective tax rate of approximately 40%.

Net Income

Net income decreased $10.1 million to $20.4 million in the first quarter of fiscal 2009 from $30.5 million in the first quarter of fiscal 2008. This decrease was due to a $14.0 million decrease in gross profit, and a $3.9 million increase in selling, general and administrative expenses, offset by a $1.3 million decrease in interest expense and a $6.5 million decrease in the provision for income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under the Credit Facility. Our primary cash needs are (i) capital expenditures in connection with opening new stores, remodeling existing stores and information technology system enhancements, (ii) working capital requirements and (iii) debt service requirements. The most significant components of our working capital are merchandise inventories, accounts payable and other current liabilities.

Operating Activities

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
	(amounts in millions)
Net income	$20.4	$30.5
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization of property and equipment	12.5	8.7
Amortization of deferred financing costs	0.3	0.9
Share-based compensation	2.6	2.1
Excess tax benefit from share-based compensation plans	(0.1)	(10.1)
Changes in operating assets and liabilities	(11.4)	(18.3)

Net cash provided by operations	$24.3	$13.8

Cash provided by operating activities in the first three months of fiscal 2009 was $24.3 million and consisted of (i) net income of $20.4 million, (ii) adjustments to net income of $15.4 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $11.5 million due primarily to normal business fluctuations.

Cash provided by operating activities in the first three months of fiscal 2008 was $13.8 million and consisted of (i) net income of $30.5 million, (ii) adjustments to net income of $11.7 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $28.4 million due to normal business fluctuations.

Investing Activities

Capital expenditures were $16.5 million in the first three months of fiscal 2009 compared to $14.8 million in the first three months of fiscal 2008. Capital expenditures for the opening of new stores were $10.6 million and $6.7 million in the first three months of fiscal 2009 and fiscal 2008, respectively. Capital expenditures are planned at approximately $55 million for fiscal 2009, including approximately $35 million for new stores, $20 million for information technology enhancements and the remainder for store renovations and refurbishments and general corporate purposes.

Financing Activities

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
	(amounts in millions)
Repayments of long-term debt	$—	$(25.0)
Excess tax benefit from share-based compensation plans	0.1	10.1
Proceeds from share-based compensation plans	0.2	6.0

Net cash provided by (used in) financing activities	$0.3	$(8.9)

Cash provided by financing activities in the first three months of fiscal 2009 was $0.3 million due to (i) proceeds from share-based compensation plans of $0.2 million and (ii) excess tax benefits from share-based compensation plans of $0.1 million.

Cash used in financing activities in the first three months of fiscal 2008 was $8.9 million due to (i) a voluntary principal payment under the Term Loan of $25.0 million, offset by (ii) excess tax benefits from share-based compensation plans of $10.1 million and (iii) proceeds from share-based compensation plans of $6.0 million.

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

The Credit Facility provides for revolving loans and letters of credit of up to $200 million (which amount may be increased up to $250 million subject to certain conditions) at floating interest rates based on the base rate, as defined, plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.0% to 1.25%. The margin is based upon quarterly excess availability levels specified in the Credit Facility. The total amount of availability is limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) the lesser of 90% of eligible inventory and 92.5% of the net recovery percentage of inventories (as determined by periodic inventory appraisals) for the period August 1 through December 31, or 90% of the net recovery percentage of inventories for the period January 1 through July 31, (d) 65% of the fair market value of eligible real estate, and (e) less any reserves established by Citicorp. The Credit Facility matures on May 4, 2013.

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

There were no short-term borrowings during the first three months of fiscal 2009. Outstanding standby letters of credit were $7.9 million and excess availability, as defined, under the Credit Facility was $192.1 million at May 2, 2009.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with The Hong Kong and Shanghai Banking Corporation Limited (“HSBC”) that provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding documentary letters of credit were $7.2 million and availability under this facility was $27.8 million at May 2, 2009.

Liquidity and Capital Resources Outlook

Management anticipates that capital expenditures in fiscal 2009 will be approximately $55 million, primarily for opening 24 new stores, information technology enhancements, store renovations and refurbishments and general corporate purposes. Capital expenditures in fiscal 2008 were approximately $78 million. Management believes that the Company’s current cash position, cash flow from operations and availability under the Credit Facility will be adequate to finance working capital needs, operating lease payments, planned capital expenditures and debt service obligations for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, and to remain in compliance with the financial covenants under our debt agreements depends on our future operating performance, cash flow and financing activities, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. See Item 1A. “Risk Factors” in part II of this report.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of May 2, 2009, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$7.9	$—	$—	$—	$7.9
Documentary	7.2	7.2	—	—	—

	$15.1	$7.2	$—	$—	$7.9

We have converted a substantial amount of international merchandise purchases to open account terms from letters of credit thereby reducing outstanding documentary letters of credit.

Seasonality

Our business is seasonal. As a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly December, as customers make holiday purchases. Approximately 27% of our revenues in fiscal year 2008 occurred in the fourth quarter. Our working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of holiday season inventory requirements.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility and Term Loan carry floating rates of interest that are a function of prime rate or LIBOR. A one percentage point per annum change in the interest rate on our variable rate debt would result in a change in income before taxes of approximately $100,000 for each $10.0 million of borrowings under the Credit Facility and approximately $1.0 million for the $100.0 million of borrowings under the Term Loan.

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

The Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

J. Crew Group, Inc.’s Annual Meeting of Stockholders was held June 4, 2009. The following matters were voted upon and approved by the Company’s stockholders at the meeting:

1.	Election of Directors.

Directors	For	Withheld
James Coulter	52,742,405	472,048
Millard Drexler	52,698,997	515,482
Steven Grand-Jean	52,738,431	476,048

Messrs. Coslet, House, Sloan and Weston and Mss. Casati and Reisman are continuing in their terms of office as directors following the annual meeting.

2.	Ratification of the appointment of KPMG LLP as the Company’s independent auditors for fiscal year 2009.

For	Against	Abstain
52,963,707	246,580	4,192

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document
Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Certifications

Exhibit No.	Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J. CREW GROUP, INC. (Registrant)

Date: June 9, 2009	By:	/s/ Millard Drexler
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: June 9, 2009	By:	/s/ James Scully
James Scully
Chief Administrative Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Certifications
Exhibit No.	Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.