Form 10-Q
period 2009-08-01
J CREW GROUP INC
filed 2009-09-09
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 21, 2009
Common Stock, $.01 par value per share	63,246,533 shares

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	August 1, 2009	January 31, 2009
Assets
Cash and cash equivalents	$204,274	$146,430
Merchandise inventories	195,295	187,044
Prepaid expenses and other current assets	32,158	34,926
Income taxes receivable	963	23,116

Total current assets	432,690	391,516

Property and equipment – at cost	368,913	344,952
Less accumulated depreciation and amortization	(165,690)	(143,277)

	203,223	201,675
Deferred income taxes, net	8,862	8,862
Other assets	10,995	11,756

Total assets	$655,770	$613,809

Liabilities and Stockholders’ Equity
Accounts payable	$116,110	$119,719
Other current liabilities	82,207	83,889
Deferred income taxes, net	4,049	4,049
Current portion of long-term debt	1,028	800

Total current liabilities	203,394	208,457
Deferred credits	72,185	73,815
Long-term debt	98,715	99,200
Other liabilities	7,001	7,388

Total liabilities	381,295	388,860

Stockholders’ equity:
Common stock ($.01 par value; 200,000,000 shares authorized; 64,466,144 and 63,791,590 shares issued; 63,196,258 and 62,529,563 shares outstanding)	645	637
Additional paid-in capital	595,590	585,003
Accumulated deficit	(318,001)	(357,091)
Treasury stock, at cost (1,269,886 and 1,262,027 shares held)	(3,759)	(3,600)

Total stockholders’ equity	274,475	224,949

Total liabilities and stockholders’ equity	$655,770	$613,809

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for per share data)

	Thirteen weeks ended
	August 1, 2009	August 2, 2008
Revenues:
Net sales	$347,251	$325,493
Other	10,304	10,782

Total revenues	357,555	336,275
Cost of goods sold, including buying and occupancy costs	210,327	198,543

Gross profit	147,228	137,732
Selling, general and administrative expenses	115,016	106,199

Income from operations	32,212	31,533
Interest expense – net	1,078	1,430

Income before income taxes	31,134	30,103
Provision for income taxes	12,524	11,980

Net income	$18,610	$18,123

Net income per share:
Basic	$0.30	$0.29

Diluted	$0.29	$0.28

Weighted average shares outstanding:
Basic	62,323	61,693

Diluted	64,326	64,346

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for per share data)

	Twenty-six weeks ended
	August 1, 2009	August 2, 2008
Revenues:
Net sales	$683,337	$655,535
Other	19,988	21,318

Total revenues	703,325	676,853
Cost of goods sold, including buying and occupancy costs	410,160	379,234

Gross profit	293,165	297,619
Selling, general and administrative expenses	225,685	213,040

Income from operations	67,480	84,579
Interest expense – net	2,155	3,800

Income before income taxes	65,325	80,779
Provision for income taxes	26,270	32,155

Net income	$39,055	$48,624

Net income per share:
Basic	$0.63	$0.79

Diluted	$0.61	$0.76

Weighted average shares outstanding:
Basic	62,227	61,443

Diluted	63,864	64,171

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Twenty-six weeks ended
	August 1, 2009	August 2, 2008
Cash flows from operating activities:
Net income	$39,055	$48,624
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	26,859	18,571
Amortization of deferred financing costs	684	1,472
Share-based compensation	6,051	4,230
Excess tax benefit from share-based compensation plans	(2,016)	(12,722)
Changes in operating assets and liabilities:
Merchandise inventories	(8,251)	(39,308)
Prepaid expenses and other current assets	2,768	(5,793)
Other assets	77	(10)
Accounts payable and other liabilities	(6,921)	3,814
Federal and state income taxes	23,803	2,054

Net cash provided by operating activities	82,109	20,932

Cash flow from investing activities:
Capital expenditures	(28,407)	(34,171)

Cash flows from financing activities:
Repayments of long-term debt	(257)	(25,000)
Excess tax benefit from share-based compensation plans	2,016	12,722
Proceeds from share-based compensation plans	2,542	7,653
Repurchase of common shares	(159)	(208)

Net cash provided by (used in) financing activities	4,142	(4,833)

Increase (Decrease) in cash and cash equivalents	57,844	(18,072)
Cash and cash equivalents – beginning of period	146,430	131,510

Cash and cash equivalents – end of period	$204,274	$113,438

Supplemental cash flow information:
Income taxes paid	$12,155	$30,380

Interest paid	$1,117	$2,863

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of J.Crew Group, Inc. and its wholly owned subsidiaries (the “Company” or “Group”). All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheet as of August 1, 2009, the condensed consolidated statements of operations for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008, and the condensed consolidated statements of cash flows for the twenty-six weeks ended August 1, 2009 and August 2, 2008 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

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

The results of operations for the thirteen and twenty-six weeks ended August 1, 2009 are not necessarily indicative of the operating results for the full fiscal year.

2. Share–Based Compensation

A summary of the impact of share-based awards on our financial condition and results of operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Share-based compensation(1)	$3,426	$2,166	$6,051	$4,230

Proceeds from exercise of stock options	$1,507	$835	$1,729	$6,822
Proceeds from issuance of common stock under ASPP	813	831	813	831

Total proceeds from share-based compensation plans (2)	$2,320	$1,666	$2,542	$7,653

Excess tax benefit from share-based compensation plans(2)	$1,884	$2,629	$2,016	$12,722

(1)	included in selling, general and administrative expenses
(2)	included in stockholders’ equity

During the twenty-six weeks ended August 1, 2009, the Company issued 1,303,871 stock options with a weighted average grant date fair value of $8.82. These options become exercisable with a weighted average exercise price of $16.51 over the requisite service period. The Company also issued 320,514 performance and service-based restricted shares with a weighted average grant date fair value of $16.74. There have been no significant changes subsequent to the end of fiscal 2008 in the methods or assumptions used to measure share-based awards.

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

The Company has $7.0 million in unrecognized tax benefits, reflected in other liabilities, including interest and penalties. The amount, if recognized, that would affect the effective tax rate is $3.8 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

It is the Company’s policy to recognize interest income and expense related to income taxes as a component of interest expense, and penalties as a component of selling, general and administrative expenses. The amount of interest and penalties accrued at August 1, 2009 was $1.2 million.

4. Debt and Credit Agreements

Debt

Long-term debt consists of the following:

	August 1, 2009	January 31, 2009
Term loan	$99,743	$100,000
Less current portion	(1,028)	(800)

Total long-term debt	$98,715	$99,200

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

There were no short-term borrowings during the first six months of fiscal 2009. Outstanding standby letters of credit were $6.0 million and excess availability, as defined, under the Credit Facility was $194.0 million at August 1, 2009.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with The Hong Kong and Shanghai Banking Corporation Limited (“HSBC”) that provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding documentary letters of credit were $10.8 million and availability under this facility was $24.2 million at August 1, 2009.

5. Net Income Per Share

The calculation of basic and diluted income per share is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net income	$18,610	$18,123	$39,055	$48,624

Income per share:
Basic	$0.30	$0.29	$0.63	$0.79

Diluted	$0.29	$0.28	$0.61	$0.76

Weighted average common shares outstanding:
Basic	62,323	61,693	62,227	61,443

Diluted	64,326	64,346	63,864	64,171

The number of shares of potentially dilutive securities excluded from the calculation of diluted earnings per share is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Stock options	2,146	2,303	3,489	2,213
Unvested restricted stock	43	8	146	8

Total	2,189	2,311	3,635	2,221

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

Financial Assets and Liabilities

The Company does not have any financial assets or liabilities as of August 1, 2009 or January 31, 2009 that are measured in the financial statements at fair value on a recurring basis (at least annually).

The fair value of the Company’s long-term debt is estimated to be approximately $87,774 and $83,000 at August 1, 2009 and January 31, 2009, respectively, and is based on current rates offered to the Company for debt of similar maturities or quoted market prices of the same or similar instruments. The carrying amounts of long-term debt were $99,743 and $100,000 at August 1, 2009 and January 31, 2009, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

Non-financial Assets and Liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of August 1, 2009 or January 31, 2009 that are measured in the financial statements at fair value.

In accordance with the provisions of SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, certain long-lived assets held and used with a carrying value of $1.7 million were written down to their fair value, resulting in an impairment charge of $1.7 million in the second quarter of fiscal 2009. Impairment charges for the twenty-six weeks ended August 1, 2009 were $2.7 million.

The Company performs impairment tests under the guidance of SFAS No. 144 whenever there are indicators of impairment. These tests typically contemplate assets at a store level (e.g. leasehold improvements). The Company recognizes an impairment loss when the carrying value of a long-lived asset is not recoverable in light of the undiscounted future cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset based on discounted future cash flows. Upon the adoption of SFAS No. 157, the Company considered relevant valuation techniques, and determined that the future cash flow approach (level 3 inputs) continued to provide the most relevant and reliable means by which to determine fair value in this circumstance.

7. Recent Accounting Pronouncements

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted FSP FAS No. 157-2 on February 1, 2009. See Note 6, Fair Value Measurements, for additional disclosures required under FSP FAS No. 157-2 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS No. 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The adoption of FSP FAS No. 157-4 did not have an impact on the financial condition or results of operations of the Company.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 107-1 and APB No. 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company adopted FSP FAS No. 107-1 and APB No. 28-1 on May 3, 2009. See Note 6, Fair Value Measurements, for additional disclosures required under FSP FAS No. 107-1 and APB No. 28-1 for interim disclosures about fair value of financial instruments.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which formalizes the recognition and nonrecognition of subsequent events and the disclosure requirements not addressed in other applicable generally accepted accounting guidance. This statement was effective for the Company’s financial statements beginning with the quarterly period ended on August 1, 2009. The adoption of SFAS No. 165 did not have an impact on the financial condition, results of operations or footnote disclosures of the Company. The Company has evaluated subsequent events through September 9, 2009, which is the date these financial statements are issued.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. SFAS No. 168 states that the FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB. Once effective, the Codification’s content will carry the same level of authority, effectively superseding Statement No. 162. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. This statement will be effective for the Company’s financial statements beginning with the interim period ending October 31, 2009. The adoption of SFAS No. 168 will not impact the financial condition or results of operations of the Company.

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

We have two primary sales channels: Stores, which consists of our retail and factory stores, and Direct, which consists of our catalog and our Internet website at www.jcrew.com. We also maintain a Madewell website at www.madewell1937.com that provides a toll free number to place orders for Madewell merchandise and intend to add the necessary functionality during 2010 to enable customers to place orders online. At August 1, 2009, we operated 242 retail stores (including eight crewcuts® and 18 Madewell® stores) and 77 factory stores (including one crewcuts factory store), compared to 210 retail stores (including four crewcuts stores and nine Madewell stores) and 66 factory stores at August 2, 2008.

The following is a summary of our revenues for the thirteen and twenty –six week periods ended August 1, 2009 and August 2, 2008:

(Dollars in millions)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Stores	$259.1	$242.3	$499.8	$471.4
Direct	88.2	83.2	183.5	184.1

Net sales	347.3	325.5	683.3	655.5
Other	10.3	10.8	20.0	21.3

Total revenues	$357.6	$336.3	$703.3	$676.9

The following is a brief summary of second quarter fiscal 2009 highlights:

•	Revenues totaled $357.6 million, reflecting a 6.3% increase over prior year revenues of $336.3 million.

•	Comparable store sales decreased 5.1%.

•	Direct net sales increased 6.0% to $88.2 million.

•	Income from operations increased 2.2% to $32.2 million.

•	We opened two J.Crew retail stores, one crewcuts store, one J.Crew factory store and five Madewell stores.

•	We continued our efforts to optimize our Direct channel systems upgrades.

•	We incurred charges of $2.6 million related to under-performing stores for asset impairment and lease termination actions.

The following is a brief summary of first half fiscal 2009 highlights:

•	Revenues totaled $703.3 million, reflecting a 3.9% increase over prior year revenues of $676.9 million.

•	Comparable store sales decreased 5.1%.

•	Direct net sales decreased 0.3% to $183.5 million.

•	Income from operations decreased 20.2% to $67.5 million.

•	We opened six J.Crew retail stores, three crewcuts stores, four J.Crew factory stores and eight Madewell stores. We closed one J.Crew retail store and one J.Crew factory store.

•	We continued our efforts to optimize our Direct channel systems upgrades.

•	We incurred charges of $3.6 million related to under-performing stores for asset impairment and lease termination actions.

•

We initiated a workforce reduction as part of a cost reduction program. We incurred a pre-tax charge of $1.3 million for severance and related costs. The Company also suspended its 401(k) Plan matching contributions through the balance of 2009, eliminated 2009 merit based wage increases and initiated other cost reduction initiatives.

Results of Operations – Second quarter of Fiscal 2009 compared to Second quarter of Fiscal 2008

(Dollars in millions)	Second Quarter Fiscal 2009 Thirteen Weeks Ended August 1, 2009		Second Quarter Fiscal 2008 Thirteen Weeks Ended August 2, 2008		Increase / (Decrease)
	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$357.6	100.0%	$336.3	100.0%	$21.3	6.3%
Gross profit	147.2	41.2	137.7	41.0	9.5	6.9
Selling, general and administrative expenses	115.0	32.2	106.2	31.6	8.8	8.3
Income from operations	32.2	9.0	31.5	9.4	0.7	2.2
Interest expense, net	1.1	0.3	1.4	0.4	(0.3)	(24.6)
Income taxes	12.5	3.5	12.0	3.6	0.5	4.5
Net income	$18.6	5.2%	$18.1	5.4%	$0.5	2.7%

Revenues

Revenues for the second quarter of fiscal 2009 increased $21.3 million, or 6.3%, to $357.6 million from $336.3 million in the second quarter of fiscal 2008. This increase resulted from non-comparable store sales and an increase in Direct sales, partially offset by a decrease in comparable store sales, consistent with the overall macroeconomic environment.

Stores sales increased $16.8 million, or 6.9%, to $259.1 million in the second quarter of fiscal 2009 from $242.3 million in the second quarter of fiscal 2008. Comparable store sales decreased $12.0 million, or 5.1%, to $224.8 million in the second quarter of fiscal 2009 from $236.8 million last year. Non-comparable store sales were $34.3 million in the second quarter of fiscal 2009 due primarily to the stores open subsequent to the second quarter of last year. Non-comparable store sales will decline as we slow the rate at which we open new stores.

Direct sales increased $5.0 million, or 6.0%, to $88.2 million in the second quarter of fiscal 2009 from $83.2 million in the second quarter of fiscal 2008. At the end of the second quarter of fiscal 2008, Direct sales were negatively impacted by certain systems upgrades which affected our ability to capture, process, ship and service customer orders.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended
	August 1, 2009	August 2, 2008
Apparel:
Women’s	65%	65%
Men’s	20	20
Children’s	3	2
Accessories	12	13

	100%	100%

The net increase in Stores and Direct sales in the second quarter of fiscal 2009 was driven by an increase in sales of women’s and children’s apparel, and accessories. This increase was largely driven by sales of shirts, skirts, and knits. We offer children’s apparel in a selection of our retail and factory stores, our stand-alone crewcuts stores and our Direct channel. As of August 1, 2009, we operated 36 crewcuts shop-in-shops in our J.Crew retail stores, 10 shop-in-shops in our J.Crew factory stores, eight stand-alone retail crewcuts stores and one stand-alone factory crewcuts store, compared with 39 shop-in-shops in our J.Crew retail stores and four stand-alone crewcuts retail stores as of August 2, 2008.

Other revenues, which consist primarily of shipping and handling fees and royalties, decreased $0.5 million, or 4.4%, to $10.3 million in the second quarter of fiscal 2009 from $10.8 million in the comparable period last year. This decrease resulted primarily from the termination of our licensing agreement in Japan in January 2009.

Gross Profit

Gross profit increased $9.5 million to $147.2 million in the second quarter of fiscal 2009 from $137.7 million in the second quarter of fiscal 2008. This increase resulted from the following factors:

(Dollars in millions)
Increase in revenues	$11.5
Increase in merchandise margin	0.2
Increase in buying and occupancy costs	(2.2)

$9.5

Gross margin increased to 41.2% in the second quarter of fiscal 2009 from 41.0% in the second quarter of fiscal 2008. The increase in gross margin was driven by a 20 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.8 million, or 8.3%, to $115.0 million in the second quarter of fiscal 2009 from $106.2 million in the second quarter of fiscal 2008. This increase primarily resulted from:

•	an increase of $7.5 million in share-based and incentive compensation;

•	a charge of $2.6 million related to under-performing stores, which consists of (i) $1.7 million related to fixed asset impairment and (ii) $0.9 million related to lease termination actions;

•	an increase of $2.2 million in depreciation and amortization associated primarily with our growth in store locations and information technology infrastructure; offset by

•

a decrease of $2.7 million in catalog paper, postage and printing costs due to a decrease in pages circulated and other initiatives as a result of our ongoing evaluation of our circulation strategies. The number of catalog pages circulated in the second quarter of fiscal 2009 decreased 36% from the comparable period last year.

As a percentage of revenues, selling, general and administrative expenses increased to 32.2% in the second quarter of fiscal 2009 from 31.6% in the comparable period last year, primarily due to the above mentioned items.

Interest Expense, Net

Interest expense, net of interest income, decreased $0.3 million to $1.1 million in the second quarter of fiscal 2009 from $1.4 million in the second quarter of fiscal 2008, resulting from $0.7 million decrease in interest expense, offset by $0.4 million decrease in interest income.

Income Taxes

The income tax provision for the second quarter of fiscal 2009 and 2008 reflects the estimated annual effective tax rate of approximately 40%.

Net Income

Net income increased $0.5 million to $18.6 million in the second quarter of fiscal 2009 from $18.1 million in the second quarter of fiscal 2008. This increase was due to a $9.5 million increase in gross profit, and a $0.3 million decrease in interest expense, offset by a $8.8 million increase in selling, general and administrative expenses, and a $0.5 million increase in the provision for income taxes.

Results of Operations – First Half of Fiscal 2009 compared to First Half of Fiscal 2008

(Dollars in millions)	First Half Fiscal 2009 Twenty-six Weeks Ended August 1, 2009		First Half Fiscal 2008 Twenty-six Weeks Ended August 2, 2008		Increase / (Decrease)
	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$703.3	100.0%	$676.9	100.0%	$26.4	3.9%
Gross profit	293.2	41.7	297.6	44.0	(4.4)	(1.5)
Selling, general and administrative expenses	225.7	32.1	213.0	31.5	12.7	5.9
Income from operations	67.5	9.6	84.6	12.5	(17.1)	(20.2)
Interest expense, net	2.2	0.3	3.8	0.6	(1.6)	(48.3)
Income taxes	26.3	3.7	32.2	4.8	(5.9)	(18.3)
Net income	$39.1	5.6%	$48.6	7.2%	$(9.5)	(19.7)%

Revenues

Revenues for the first half of fiscal 2009 increased $26.4 million, or 3.9%, to $703.3 million from $676.9 million in the first half of fiscal 2008. This increase resulted from non-comparable store sales, partially offset by decreases in comparable store sales and Direct sales, consistent with the overall macroeconomic environment.

Stores sales increased $28.4 million, or 6.0%, to $499.8 million in the first half of fiscal 2009 from $471.4 million in the first half of fiscal 2008. Comparable store sales decreased $23.2 million, or 5.1%, to $435.7 million in the first half of fiscal 2009 from $458.9 million last year. Non-comparable store sales were $64.1 million in the first half of fiscal 2009 due primarily to the stores open subsequent to the second quarter of last year. Non-comparable store sales will decline as we slow the rate at which we open new stores.

Direct sales decreased $0.6 million, or 0.3%, to $183.5 million in the first half of fiscal 2009 from $184.1 million in the first half of fiscal 2008 resulting from decreased net sales experienced in the first quarter of fiscal 2009.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Twenty-six Weeks Ended
	August 1, 2009	August 2, 2008
Apparel:
Women’s	67%	67%
Men’s	18	18
Children’s	3	2
Accessories	12	13

	100%	100%

The net increase in Stores and Direct sales in the first half of fiscal 2009 was driven by an increase in sales of women’s and children’s apparel, and accessories. This increase was largely driven by sales of shirts, skirts, and knits. We offer children’s apparel in a selection of our retail and factory stores, our stand-alone crewcuts stores and our Direct channel. As of August 1, 2009, we operated 36 crewcuts shop-in-shops in our J.Crew retail stores, 10 shop-in-shops in our J.Crew factory stores, eight stand-alone retail crewcuts stores and one stand-alone factory crewcuts store, compared with 39 shop-in-shops in our J.Crew retail stores and four stand-alone crewcuts retail stores as of August 2, 2008.

Other revenues, which consist primarily of shipping and handling fees and royalties, decreased $1.3 million, or 6.2%, to $20.0 million in the first half of fiscal 2009 from $21.3 million in the comparable period last year. This decrease resulted from the termination of our licensing agreement in Japan in January 2009.

Gross Profit

Gross profit decreased $4.4 million to $293.2 million in the first half of fiscal 2009 from $297.6 million in the first half of fiscal 2008. This decrease resulted from the following factors:

(Dollars in millions)
Increase in revenues	$15.0
Decrease in merchandise margin	(15.8)
Increase in buying and occupancy costs	(3.6)

$(4.4)

Gross margin decreased to 41.7% in the first half of fiscal 2009 from 44.0% in the first half of fiscal 2008. The decrease in gross margin was driven by a 230 basis point decline in merchandise margin due primarily to increased markdowns in the first quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.7 million, or 5.9%, to $225.7 million in the first half of fiscal 2009 from $213.0 million in the first half of fiscal 2008. This increase primarily resulted from:

•	an increase of $9.7 million in share-based and incentive compensation;

•	an increase of $5.0 million in depreciation and amortization associated primarily with our growth in store locations and information technology infrastructure;

•	a charge of $3.6 million related to under-performing stores, which consists of (i) $2.7 million related to fixed asset impairment and (ii) $0.9 million related to lease termination actions;

•	a charge of $1.3 million for severance and related costs due to our workforce reduction; offset by

•

a decrease of $4.7 million in catalog paper, postage and printing costs due to a decrease in pages circulated and other initiatives as a result of our ongoing evaluation of our circulation strategies. The number of catalog pages circulated in the first half of fiscal 2009 decreased 31% from the comparable period last year.

As a percentage of revenues, selling, general and administrative expenses increased to 32.1% in the first half of fiscal 2009 from 31.5% in the comparable period last year, primarily due to the above mentioned items.

Interest Expense, Net

Interest expense, net of interest income, decreased $1.6 million to $2.2 million in the first half of fiscal 2009 from $3.8 million in the first half of fiscal 2008, resulting from $1.5 million decrease due to declining interest rates and $0.8 million decrease due to accelerated amortization of deferred financing costs in the first half of fiscal 2008, offset by $0.9 million decrease in interest income.

Income Taxes

The income tax provision for the first half of fiscal 2009 and 2008 reflects the estimated annual effective tax rate of approximately 40%.

Net Income

Net income decreased $9.5 million to $39.1 million in the first half of fiscal 2009 from $48.6 million in the first half of fiscal 2008. This decrease was due to a $4.4 million decrease in gross profit, and a $12.7 million increase in selling, general and administrative expenses, offset by a $1.6 million decrease in interest expense and a $5.9 million decrease in the provision for income taxes.

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

Operating Activities

	Twenty-six Weeks Ended
	August 1, 2009	August 2, 2008
	(amounts in millions)
Net income	$39.1	$48.6
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization of property and equipment	26.9	18.6
Amortization of deferred financing costs	0.7	1.5
Share-based compensation	6.1	4.2
Excess tax benefit from share-based compensation plans	(2.0)	(12.7)
Changes in operating assets and liabilities	11.3	(39.3)

Net cash provided by operations	$82.1	$20.9

Cash provided by operating activities in the first half of fiscal 2009 was $82.1 million and consisted of (i) net income of $39.1 million, (ii) adjustments to net income of $33.7 million, and (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $9.3 million due primarily to a decrease in income taxes receivable, offset by increases in inventories and related accounts payable.

Cash provided by operating activities in the first half of fiscal 2008 was $20.9 million and consisted of (i) net income of $48.6 million, (ii) adjustments to net income of $24.3 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $52.0 million due to (a) increases in inventories due primarily to anticipated sales increases and (b) an increase in income taxes paid due primarily to the depletion of net operating loss carry-forwards and a decreased tax benefit from share-based compensation plans.

Investing Activities

Capital expenditures were $28.4 million in the first half of fiscal 2009 compared to $34.2 million in the first half of fiscal 2008. Capital expenditures for the opening of new stores were $15.4 million and $16.6 million in the first half of fiscal 2009 and fiscal 2008, respectively. Capital expenditures are planned at approximately $55 million for fiscal 2009, including approximately $35 million for new stores, store renovations and refurbishments, and $20 million for information technology enhancements and general corporate purposes.

Financing Activities

	Twenty-six Weeks Ended
	August 1, 2009	August 2, 2008
	(amounts in millions)
Repayments of long-term debt	$(0.3)	$(25.0)
Excess tax benefit from share-based compensation plans	2.0	12.7
Proceeds from share-based compensation plans	2.6	7.7
Repurchase of common shares	(0.2)	(0.2)

Net cash provided by (used in) financing activities	$4.1	$(4.8)

Cash provided by financing activities in the first half of fiscal 2009 was $4.1 million due primarily to (i) proceeds from share-based compensation plans of $2.6 million and (ii) excess tax benefits from share-based compensation plans of $2.0 million.

Cash used in financing activities in the first half of fiscal 2008 was $4.8 million due primarily to (i) a voluntary principal payment under the Term Loan of $25.0 million, offset by (ii) excess tax benefits from share-based compensation plans of $12.7 million and (iii) proceeds from share-based compensation plans of $7.7 million.

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

There were no short-term borrowings during the first half of fiscal 2009. Outstanding standby letters of credit were $6.0 million and excess availability, as defined, under the Credit Facility was $194.0 million at August 1, 2009.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with The Hong Kong and Shanghai Banking Corporation Limited (“HSBC”) that provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding documentary letters of credit were $10.8 million and availability under this facility was $24.2 million at August 1, 2009.

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

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of August 1, 2009, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$6.0	$—	$—	$—	$6.0
Documentary	10.8	10.8	—	—	—

	$16.8	$10.8	$—	$—	$6.0

In fiscal 2008, we converted a substantial amount of international merchandise purchases to open account terms from letters of credit thereby reducing outstanding documentary letters of credit.

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

J. CREW GROUP, INC.
(Registrant)

Date: September 9, 2009	By:	/s/ Millard Drexler
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: September 9, 2009	By:	/s/ James Scully
James Scully
Chief Administrative Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Certifications
Exhibit No.	Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.