Form 10-Q
period 2009-10-31
J CREW GROUP INC
filed 2009-12-07
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
001-32927		22-2894486

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 23, 2009
Common Stock, $.01 par value per share	63,583,475 shares

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	October 31, 2009	January 31, 2009
Assets
Cash and cash equivalents	$246,785	$146,430
Merchandise inventories	223,894	187,044
Prepaid expenses and other current assets	30,027	34,926
Income taxes receivable	—	23,116

Total current assets	500,706	391,516

Property and equipment – at cost	376,539	344,952
Less accumulated depreciation and amortization	(178,453)	(143,277)

	198,086	201,675
Deferred income taxes, net	8,180	8,862
Other assets	11,503	11,756

Total assets	$718,475	$613,809

Liabilities and Stockholders’ Equity
Accounts payable	$117,823	$119,719
Other current liabilities	91,291	83,889
Federal and state income taxes	731	—
Deferred income taxes, net	4,049	4,049
Current portion of long-term debt	1,028	800

Total current liabilities	214,922	208,457
Long-term debt	98,458	99,200
Deferred credits	69,015	73,815
Other liabilities	6,817	7,388

Total liabilities	389,212	388,860

Stockholders’ equity:
Common stock ($.01 par value; 200,000,000 shares authorized; 64,864,684 and 63,791,590 shares issued; 63,573,819 and 62,529,563 shares outstanding)	649	637
Additional paid-in capital	607,203	585,003
Accumulated deficit	(274,166)	(357,091)
Treasury stock, at cost (1,290,865 and 1,262,027 shares held)	(4,423)	(3,600)

Total stockholders’ equity	329,263	224,949

Total liabilities and stockholders’ equity	$718,475	$613,809

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for per share data)

	Thirteen weeks ended
	October 31, 2009	November 1, 2008
Revenues:
Net sales	$405,546	$352,682
Other	8,563	10,398

Total revenues	414,109	363,080
Cost of goods sold, including buying and occupancy costs	213,682	212,212

Gross profit	200,427	150,868
Selling, general and administrative expenses	125,241	118,321

Income from operations	75,186	32,547
Interest expense – net	1,052	570

Income before income taxes	74,134	31,977
Provision for income taxes	30,265	12,936

Net income	$43,869	$19,041

Net income per share:
Basic	$0.70	$0.31

Diluted	$0.67	$0.30

Weighted average shares outstanding:
Basic	62,775	61,878

Diluted	65,223	64,078

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for per share data)

	Thirty-nine weeks ended
	October 31, 2009	November 1, 2008
Revenues:
Net sales	$1,088,883	$1,008,217
Other	28,551	31,716

Total revenues	1,117,434	1,039,933
Cost of goods sold, including buying and occupancy costs	623,844	591,447

Gross profit	493,590	448,486
Selling, general and administrative expenses	350,924	331,360

Income from operations	142,666	117,126
Interest expense – net	3,207	4,370

Income before income taxes	139,459	112,756
Provision for income taxes	56,535	45,091

Net income	$82,924	$67,665

Net income per share:
Basic	$1.33	$1.10

Diluted	$1.29	$1.06

Weighted average shares outstanding:
Basic	62,406	61,588

Diluted	64,317	64,127

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirty-nine weeks ended
	October 31, 2009	November 1, 2008
Cash flows from operating activities:
Net income	$82,924	$67,665
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	39,621	29,638
Amortization of deferred financing costs	1,025	1,788
Share-based compensation	9,449	6,862
Deferred income taxes	682	5,061
Excess tax benefit from share-based compensation plans	(6,939)	(13,424)
Changes in operating assets and liabilities:
Merchandise inventories	(36,850)	(91,615)
Prepaid expenses and other current assets	4,899	(2,947)
Other assets	(772)	17
Accounts payable and other liabilities	706	26,710
Federal and state income taxes	30,203	16,364

Net cash provided by operating activities	124,948	46,119

Cash flow from investing activities:
Capital expenditures	(36,032)	(59,378)

Cash flows from financing activities:
Repayments of long-term debt	(514)	(25,000)
Excess tax benefit from share-based compensation plans	6,939	13,424
Proceeds from share-based compensation plans	5,837	8,156
Repurchase of common shares	(823)	(375)

Net cash provided by (used in) financing activities	11,439	(3,795)

Increase (Decrease) in cash and cash equivalents	100,355	(17,054)
Cash and cash equivalents – beginning of period	146,430	131,510

Cash and cash equivalents – end of period	$246,785	$114,456

Supplemental cash flow information:
Income taxes paid	$35,326	$32,368

Interest paid	$1,466	$4,061

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of J.Crew Group, Inc. and its wholly owned subsidiaries (the “Company” or “Group”). All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheet as of October 31, 2009, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended October 31, 2009 and November 1, 2008 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

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

The results of operations for the thirteen and thirty-nine weeks ended October 31, 2009 are not necessarily indicative of the operating results for the full fiscal year.

2. Share–Based Compensation

A summary of the impact of share-based awards on financial condition and results of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Share-based compensation(1)	$3,398	$2,632	$9,449	$6,862

Proceeds from exercise of stock options	$3,295	$503	$5,024	$7,325
Proceeds from issuance of common stock under ASPP	—	—	813	831

Total proceeds from share-based compensation plans(2)	$3,295	$503	$5,837	$8,156

Excess tax benefit from share-based compensation plans(2)	$4,923	$702	$6,939	$13,424

(1)	included in selling, general and administrative expenses
(2)	included in stockholders’ equity

During the thirty-nine weeks ended October 31, 2009, the Company issued 1,335,796 stock options with a weighted average grant date fair value of $9.07. These options become exercisable with a weighted average exercise price of $16.97 over the requisite service period. The Company also issued 326,247 performance and service-based restricted shares with a weighted average grant date fair value of $17.11. There have been no significant changes subsequent to the end of fiscal 2008 in the methods or assumptions used to measure share-based awards.

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

The Company has $6.8 million in unrecognized tax benefits, reflected in other liabilities, including interest and penalties. The amount, if recognized, that would affect the effective tax rate is $3.7 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008

(Dollars in thousands, unless otherwise indicated)

It is the Company’s policy to recognize interest income and expense related to income taxes as a component of interest expense, and penalties as a component of selling, general and administrative expenses. The amount of interest and penalties accrued at October 31, 2009 was $1.2 million.

4. Debt and Credit Agreements

Debt

Long-term debt consists of the following:

	October 31, 2009	January 31, 2009
Term loan	$99,486	$100,000
Less current portion	(1,028)	(800)

Long-term debt	$98,458	$99,200

On May 15, 2006 (the “Closing Date”), J.Crew Operating Corp. (“Operating”), as borrower, J.Crew Group, Inc., and certain of Operating’s direct and indirect subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit and Guaranty Agreement”) with certain lenders named therein as lenders, Goldman Sachs Credit Partners L.P. (“GSCP”) and Bear, Stearns & Co. Inc. as joint lead arrangers and joint bookrunners, GSCP as administrative agent and collateral agent, Bear Stearns Corporate Lending Inc. as syndication agent and Wachovia Bank, National Association as documentation agent.

The total amount of the term loan (the “Term Loan”) borrowed by Operating under the Credit and Guaranty Agreement on the Closing Date was $285.0 million. Borrowings bear interest, at the Company’s option, at the base rate plus a margin of 0.75% or at LIBOR plus a margin of 1.75% per annum. All borrowings will mature on May 15, 2013.

Operating is required to make the following principal payments based upon certain conditions as set forth in the Term Loan: (i) 1% per annum of the original principal balance, reduced by principal payments, of the Term Loan due in quarterly installments and (ii) an amount equal to 50% of excess cash flow, as defined in the agreement, due within 90 days of the fiscal year-end.

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

Borrowings under the Credit Facility are guaranteed by J.Crew Group, Inc., and certain of its subsidiaries, and are secured by a perfected first priority security interest in substantially all of J.Crew Group, Inc.’s, assets and the assets of certain of its subsidiaries. The Credit Facility includes restrictions on the ability of Operating and certain of its subsidiaries to incur additional indebtedness and liens, pay dividends or make other distributions, make investments, dispose of assets and merge. If excess availability under the Credit Facility is less than $20 million at any time, then the Company’s fixed charge coverage ratio for the most recently ended period of four consecutive fiscal quarters may not be less than 1.10 to 1.00 for that period. Operating has at all times been in compliance with all financial covenants.

If an event of default occurs under the Credit Facility, the lenders may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the Credit Facility to be sold.

There were no short-term borrowings during the first nine months of fiscal 2009. Outstanding standby letters of credit were $6.0 million and excess availability, as defined, under the Credit Facility was $194.0 million at October 31, 2009.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008

(Dollars in thousands, unless otherwise indicated)

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with The Hong Kong and Shanghai Banking Corporation Limited that provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding documentary letters of credit were $10.9 million and availability under this facility was $24.1 million at October 31, 2009.

5. Net Income Per Share

The calculation of basic and diluted income per share is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net income	$43,869	$19,041	$82,924	$67,665

Income per share:
Basic	$0.70	$0.31	$1.33	$1.10

Diluted	$0.67	$0.30	$1.29	$1.06

Weighted average common shares outstanding:
Basic	62,775	61,878	62,406	61,588

Diluted	65,223	64,078	64,317	64,127

The number of shares of potentially dilutive securities excluded from the calculation of diluted earnings per share is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Stock options	2,116	2,288	2,131	2,273
Unvested restricted stock	3	62	39	15

Total	2,119	2,350	2,170	2,288

6. Fair Value Measurements

The Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Financial Assets and Liabilities

The Company does not have any financial assets or liabilities as of October 31, 2009 or January 31, 2009 that are measured in the financial statements at fair value on a recurring basis (at least annually).

The fair value of the Company’s long-term debt is estimated to be approximately $92,522 and $83,000 at October 31, 2009 and January 31, 2009, respectively, and is based on quoted market prices of the debt (level 1 inputs). The carrying amounts of long-term debt were $99,486 and $100,000 at October 31, 2009 and January 31, 2009, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

Non-financial Assets and Liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of October 31, 2009 or January 31, 2009 that are measured in the financial statements at fair value.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008

(Dollars in thousands, unless otherwise indicated)

The Company performs impairment tests of certain long-lived assets whenever there are indicators of impairment. These tests typically contemplate assets at a store level (e.g. leasehold improvements). The Company recognizes an impairment loss when the carrying value of a long-lived asset is not recoverable in light of the undiscounted future cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset based on discounted future cash flows. The Company has determined that the future cash flow approach (level 3 inputs) provides the most relevant and reliable means by which to determine fair value in this circumstance.

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Carrying value of certain long-lived assets written down to fair value	$—	$212	$2,704	$603

Impairment charge	$—	$212	$2,704	$603

7. Recent Accounting Pronouncements

The Company adopted an accounting standard in the third quarter of fiscal 2009 which codified authoritative generally accepted accounting principles, or GAAP, into one source. SEC rules and interpretive releases also continue to be sources of authoritative GAAP for SEC registrants. The adoption of this standard resulted in the incorporation of plain English to describe accounting standards, but did not have an impact on the financial condition or results of operations of the Company.

The Company adopted an accounting standard in the second quarter of fiscal 2009 which formalizes the recognition, nonrecognition and disclosure requirements of subsequent events. The adoption of this standard did not have an impact on the financial condition or results of operations of the Company. The Company has evaluated subsequent events through December 7, 2009, which is the date these financial statements are issued

The Company adopted an accounting standard in the second quarter of fiscal 2009 that provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The standard includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this standard did not have an impact on the financial condition or results of operations of the Company.

The Company adopted an accounting standard in the second quarter of fiscal 2009 that requires disclosure about the fair value of financial instruments for interim and annual reporting periods. See Note 6, Fair Value Measurement, for additional required disclosures.

The Company adopted an accounting standard in the first quarter of fiscal 2009 with respect to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. See Note 6, Fair Value Measurement, for additional required disclosures

Forward-Looking Statements

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission (the “SEC”). There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC. When used herein, the terms “Group,” “Company,” “we,” “us” and “our” refer to J. Crew Group, Inc., including consolidated subsidiaries.

Executive Overview

J.Crew® is a nationally recognized apparel and accessories retailer that we believe embraces a high standard of style, craftsmanship, quality and customer service. On the basis of data collected on our Internet channel customers, we believe our customer base consists primarily of affluent, college-educated and professional and fashion-conscious women and men.

We have two primary sales channels: Stores, which consists of our retail and factory stores, and Direct, which consists of our catalog and our Internet website at www.jcrew.com. We also maintain a Madewell® website at www.madewell1937.com that provides a toll free number to place orders for Madewell merchandise and intend to add the necessary functionality during 2010 to enable customers to place orders for Madewell merchandise online. At October 31, 2009, we operated 242 retail stores (including nine crewcuts® and 17 Madewell), 78 factory stores (including one crewcuts factory store), and three clearance stores; compared to 222 retail stores (including four crewcuts and 10 Madewell), 68 factory stores, and two clearance stores at November 1, 2008.

The following is a summary of our revenues for the thirteen and thirty-nine week periods ended October 31, 2009 and November 1, 2008:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(Dollars in millions)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Stores	$300.1	$250.9	$799.9	$722.3
Direct	105.5	101.8	289.0	285.9

Net sales	405.6	352.7	1,088.9	1,008.2
Other	8.5	10.4	28.5	31.7

Total revenues	$414.1	$363.1	$1,117.4	$1,039.9

The following is a brief summary of third quarter fiscal 2009 highlights:

•	Revenues increased 14.1% to $414.1 million.

•	Comparable store sales increased 8.4%.

•	Direct net sales increased 3.6% to $105.5 million.

•	Income from operations increased 131.0% to $75.2 million.

•	We opened one crewcuts store, one J.Crew factory store, and one clearance store. We closed one Madewell store.

The following is a brief summary of first nine months fiscal 2009 highlights:

•	Revenues increased 7.5% to $1,117.4 million.

•	Comparable store sales decreased 0.4%.

•	Direct net sales increased 1.1% to $289.0 million.

•	Income from operations increased 21.8% to $142.7 million.

•

We opened six J.Crew retail stores, four crewcuts stores, eight Madewell stores, five J.Crew factory stores, and one clearance store. We closed one J.Crew retail store, one Madewell store and one J.Crew factory store.

•	We continued our efforts to optimize our Direct channel systems upgrades.

•	We incurred charges of $4.0 million related to under-performing stores for asset impairment and lease termination actions.

•

We initiated a workforce reduction as part of a cost reduction program. We incurred a pre-tax charge of $1.3 million for severance and related costs. The Company also suspended its 401(k) Plan matching contributions through the balance of 2009, eliminated 2009 merit based wage increases and initiated other cost reduction initiatives.

Results of Operations – Third quarter of Fiscal 2009 compared to Third quarter of Fiscal 2008

	Thirteen Weeks Ended October 31, 2009		Thirteen Weeks Ended November 1, 2008		Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$414.1	100.0%	$363.1	100.0%	$51.0	14.1%
Gross profit	200.4	48.4	150.9	41.6	49.5	32.8
Selling, general and administrative expenses	125.2	30.2	118.3	32.6	6.9	5.8
Income from operations	75.2	18.2	32.6	9.0	42.6	131.0
Interest expense, net	1.1	0.3	0.6	0.2	0.5	84.6
Income taxes	30.3	7.3	12.9	3.6	17.4	134.0
Net income	$43.9	10.6%	$19.0	5.2%	$24.9	130.4%

Revenues

Revenues for the third quarter of fiscal 2009 increased $51.0 million, or 14.1%, to $414.1 million from $363.1 million in the third quarter of fiscal 2008. This increase resulted primarily from non-comparable store sales and an increase in comparable store sales.

Stores sales increased $49.2 million, or 19.6%, to $300.1 million in the third quarter of fiscal 2009 from $250.9 million in the third quarter of fiscal 2008. Comparable store sales increased $20.6 million, or 8.4%, to $266.6 million in the third quarter of fiscal 2009 from $245.9 million last year. Non-comparable store sales were $33.5 million in the third quarter of fiscal 2009 due primarily to sales from stores opened subsequent to the third quarter of last year. Non-comparable store sales will decline as we slow the rate of new store openings.

Direct sales increased $3.7 million, or 3.6%, to $105.5 million in the third quarter of fiscal 2009 from $101.8 million in the third quarter of fiscal 2008. During the third quarter of fiscal 2008, Direct sales were negatively impacted by certain systems upgrades which affected our ability to capture, process, ship and service customer orders.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended
	October 31, 2009	November 1, 2008
Apparel:
Women’s	67%	69%
Men’s	17	17
Children’s	4	3
Accessories	12	11

	100%	100%

The increase in Stores and Direct sales in the third quarter of fiscal 2009 was primarily driven by an increase in sales of women’s apparel, specifically sweaters, knits, and pants. Sales of men’s and children’s apparel, and accessories also increased during the quarter. We offer children’s apparel in some of our retail and factory stores, our stand-alone crewcuts stores and our Direct channel. As of October 31, 2009, we operated 33 crewcuts shop-in-shops in our J.Crew retail stores, 11 shop-in-shops in our J.Crew factory stores, nine stand-alone retail crewcuts stores and one stand-alone factory crewcuts store, compared with 40 shop-in-shops in our J.Crew retail stores and five stand-alone crewcuts retail stores as of November 1, 2008.

Other revenues, which consist primarily of shipping and handling fees and royalties, decreased $1.8 million, or 17.6%, to $8.6 million in the third quarter of fiscal 2009 from $10.4 million in the comparable period last year. This decrease resulted from (i) an increase in free shipping and handling promotions in the third quarter this year, (ii) insurance proceeds last year and (iii) the termination of our licensing agreement in Japan in January 2009. Other revenues will decline as we increase the frequency of shipping and handling promotions.

Gross Profit

Gross profit increased $49.5 million to $200.4 million in the third quarter of fiscal 2009 from $150.9 million in the third quarter of fiscal 2008. This increase resulted from the following factors:

(Dollars in millions)
Increase in revenues	$27.4
Increase in merchandise margin	23.6
Increase in buying and occupancy costs	(1.5)

$49.5

Gross margin increased to 48.4% in the third quarter of fiscal 2009 from 41.6% in the third quarter of fiscal 2008. The increase in gross margin was driven by a 570 basis point expansion in merchandise margin due to decreased markdowns and a 110 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.9 million, or 5.8%, to $125.2 million in the third quarter of fiscal 2009 from $118.3 million in the third quarter of fiscal 2008. This increase primarily resulted from the following:

Increases

•	$4.8 million in operating expenses – primarily payroll, payroll-related and consulting expenses;

•	$4.5 million in share-based and incentive compensation;

•	$2.6 million in advertising and marketing expenses;

•	$1.7 million in depreciation and amortization associated primarily with our growth in store locations and information technology infrastructure;

Decreases

•	$5.4 million of expenses incurred last year related to our Direct channel stabilization efforts;

•

$2.2 million in catalog paper, postage and printing costs due to a decrease in pages circulated and other initiatives as a result of our ongoing evaluation of our circulation strategies. The number of catalog pages circulated in the third quarter of fiscal 2009 decreased 28% from the comparable period last year.

As a percentage of revenues, selling, general and administrative expenses decreased to 30.2% in the third quarter of fiscal 2009 from 32.6% in the comparable period last year, primarily due to the above mentioned items.

Interest Expense, Net

Interest expense, net of interest income, increased $0.5 million to $1.1 million in the third quarter of fiscal 2009 from $0.6 million in the third quarter of fiscal 2008 primarily due to $0.7 million of interest on refundable income taxes recognized last year, offset by declining interest rates.

Income Taxes

The income tax provision for the third quarter of fiscal 2009 and 2008 reflects the estimated annual effective tax rate of approximately 40%.

Net Income

Net income increased $24.9 million to $43.9 million in the third quarter of fiscal 2009 from $19.0 million in the third quarter of fiscal 2008. This increase was due to a $49.5 million increase in gross profit, offset by a $17.4 million increase in the provision for income taxes, a $6.9 million increase in selling, general and administrative expenses, and a $0.5 million increase in interest expense.

Results of Operations – First nine months of Fiscal 2009 compared to First nine months of Fiscal 2008

	Thirty-nine Weeks Ended October 31, 2009		Thirty-nine Weeks Ended November 1, 2008		Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,117.4	100.0%	$1,039.9	100.0%	$77.5	7.5%
Gross profit	493.6	44.2	448.5	43.1	45.1	10.1
Selling, general and administrative expenses	350.9	31.4	331.4	31.9	19.5	5.9
Income from operations	142.7	12.8	117.1	11.3	25.6	21.8
Interest expense, net	3.2	0.3	4.4	0.4	(1.2)	(26.6)
Income taxes	56.5	5.1	45.1	4.3	11.4	25.4
Net income	$82.9	7.4%	$67.7	6.5%	$15.2	22.6%

Revenues

Revenues for the first nine months of fiscal 2009 increased $77.5 million, or 7.5%, to $1,117.4 million from $1,039.9 million in the first nine months of fiscal 2008. This increase resulted primarily from non-comparable store sales.

Stores sales increased $77.6 million, or 10.7%, to $799.9 million in the first nine months of fiscal 2009 from $722.3 million in the first nine months of fiscal 2008. Comparable store sales decreased $2.6 million, or 0.4%, to $702.3 million in the first nine months of fiscal 2009 from $704.9 million last year. Non-comparable store sales were $97.6 million in the first nine months of fiscal 2009 due primarily to sales from stores opened subsequent to the third quarter of last year. Non-comparable store sales will decline as we slow the rate of new store openings.

Direct sales increased $3.1 million, or 1.1%, to $289.0 million in the first nine months of fiscal 2009 from $285.9 million in the first nine months of fiscal 2008. During the third quarter of fiscal 2008, Direct sales were negatively impacted by certain systems upgrades which affected our ability to capture, process, ship and service customer orders.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirty-nine Weeks Ended
	October 31, 2009	November 1, 2008
Apparel:
Women’s	67%	67%
Men’s	17	18
Children’s	4	3
Accessories	12	12

	100%	100%

The increase in Stores and Direct sales in the first nine months of fiscal 2009 was primarily driven by an increase in sales of women’s apparel, specifically knits, sweaters, and pants. Sales of men’s and children’s apparel, and accessories also increased during the first nine months. We offer children’s apparel in some of our retail and factory stores, our stand-alone crewcuts stores and our Direct channel. As of October 31, 2009, we operated 33 crewcuts shop-in-shops in our J.Crew retail stores, 11 shop-in-shops in our J.Crew factory stores, nine stand-alone retail crewcuts stores and one stand-alone factory crewcuts store, compared with 40 shop-in-shops in our J.Crew retail stores and five stand-alone crewcuts retail stores as of November 1, 2008.

Other revenues, which consist primarily of shipping and handling fees and royalties, decreased $3.2 million, or 10.0%, to $28.5 million in the first nine months of fiscal 2009 from $31.7 million in the comparable period last year. This decrease resulted from (i) an increase in free shipping and handling promotions, (ii) the termination of our licensing agreement in Japan in January 2009 and (iii) insurance proceeds last year. Other revenues will decline as we increase the frequency of shipping and handling promotions

Gross Profit

Gross profit increased $45.1 million to $493.6 million in the first nine months of fiscal 2009 from $448.5 million in the first nine months of fiscal 2008. This increase resulted from the following factors:

(Dollars in millions)
Increase in revenues	$43.1
Increase in merchandise margin	7.1
Increase in buying and occupancy costs	(5.1)

$45.1

Gross margin increased to 44.2% in the first nine months of fiscal 2009 from 43.1% in the first nine months of fiscal 2008. The increase in gross margin was driven by a 70 basis point expansion in merchandise margin due primarily to decreased markdowns and a 40 basis point decrease in buying and occupancy costs as a percentage of revenues

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $19.5 million, or 5.9%, to $350.9 million in the first nine months of fiscal 2009 from $331.4 million in the first nine months of fiscal 2008. This increase primarily resulted from the following:

Increases

•	$14.2 million in share-based and incentive compensation;

•	$6.0 million in depreciation and amortization associated primarily with our growth in store locations and information technology infrastructure;

•	$4.0 million related to under-performing stores, which consists of (i) $2.7 million related to fixed asset impairment and (ii) $1.3 million related to lease termination actions;

•	$3.8 million in operating expenses – primarily payroll, payroll-related and consulting expenses;

•	$3.7 million in advertising and marketing expenses;

•	$1.3 million for severance and related costs due to our workforce reduction;

Decreases

•

$6.9 million in catalog paper, postage and printing costs due to a decrease in pages circulated and other initiatives as a result of our ongoing evaluation of our circulation strategies. The number of catalog pages circulated in the first nine months of fiscal 2009 decreased 30% from the comparable period last year;

•	$6.9 million of expenses incurred last year related to our Direct channel stabilization efforts.

As a percentage of revenues, selling, general and administrative expenses decreased to 31.4% in the first nine months of fiscal 2009 from 31.9% in the comparable period last year, primarily due to the above mentioned items.

Interest Expense, Net

Interest expense, net of interest income, decreased $1.2 million to $3.2 million in the first nine months of fiscal 2009 from $4.4 million in the first nine months of fiscal 2008 primarily due to declining interest rates and accelerated amortization of deferred financing costs last year, offset by interest on refundable income taxes recognized last year.

Income Taxes

The income tax provision for the first nine months of fiscal 2009 and 2008 reflects the estimated annual effective tax rate of approximately 40%.

Net Income

Net income increased $15.2 million to $82.9 million in the first nine months of fiscal 2009 from $67.7 million in the first nine months of fiscal 2008. This increase was due to a $45.1 million increase in gross profit and a $1.2 million decrease in interest expense, offset by a $19.5 million increase in selling, general and administrative expenses and a $11.4 million increase in the provision for income taxes.

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

Operating Activities

	Thirty-nine Weeks Ended
	October 31, 2009	November 1, 2008
	(amounts in millions)
Net income	$82.9	$67.7
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization of property and equipment	39.6	29.6
Amortization of deferred financing costs	1.0	1.8
Share-based compensation	9.4	6.8
Deferred income taxes	0.7	5.1
Excess tax benefit from share-based compensation plans	(6.9)	(13.4)
Changes in operating assets and liabilities	(1.8)	(51.5)

Net cash provided by operations	$124.9	$46.1

Cash provided by operating activities in the first nine months of fiscal 2009 was $124.9 million and consisted of (i) net income of $82.9 million, (ii) adjustments to net income of $50.7 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $8.7 million due primarily to seasonal increases in inventories and related accounts payable, offset by a decrease in income taxes receivable.

Cash provided by operating activities in the first nine months of fiscal 2008 was $46.1 million and consisted of (i) net income of $67.7 million, (ii) adjustments to net income of $43.3 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $64.9 million due to (a) increases in inventories and accounts payable reflecting the impact of 30 stores opened since the end of fiscal 2007, and excess inventories resulting from our Direct channel systems upgrades and the impact of slowing sales trends at the end of the quarter, and (b) increases in taxes paid due to the lapse of net operating loss carry-forwards and a decreased tax benefit from share-based compensation plans.

Investing Activities

Capital expenditures were $36.0 million in the first nine months of fiscal 2009 compared to $59.4 million in the first nine months of fiscal 2008. Capital expenditures for the opening of new stores were $17.3 million and $29.8 million in the first nine months of fiscal 2009 and fiscal 2008, respectively. Capital expenditures are planned at approximately $45 to $50 million for fiscal 2009, including approximately $29 to $31 million for new stores, store renovations and refurbishments, and $16 to $19 million for information technology enhancements and general corporate purposes.

Financing Activities

	Thirty-nine Weeks Ended
	October 31, 2009	November 1, 2008
	(amounts in millions)
Repayments of long-term debt	$(0.5)	$(25.0)
Excess tax benefit from share-based compensation plans	6.9	13.4
Proceeds from share-based compensation plans	5.8	8.2
Repurchase of common shares	(0.8)	(0.4)

Net cash provided by (used in) financing activities	$11.4	$(3.8)

Cash provided by financing activities in the first nine months of fiscal 2009 was $11.4 million due primarily to (i) proceeds from share-based compensation plans of $5.8 million and (ii) excess tax benefits from share-based compensation plans of $6.9 million.

Cash used in financing activities in the first nine months of fiscal 2008 was $3.8 million due primarily to (i) a voluntary principal payment under the Term Loan of $25.0 million, offset primarily by (ii) excess tax benefits from share-based compensation plans of $13.4 million and (iii) proceeds from share-based compensation plans of $8.2 million.

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

Borrowings under the Credit Facility are guaranteed by J.Crew Group, Inc., and certain of its subsidiaries, and are secured by a perfected first priority security interest in substantially all of J.Crew Group, Inc.’s, assets and the assets of certain of its subsidiaries. The Credit Facility includes restrictions on the ability of Operating and certain of its subsidiaries to incur additional indebtedness and liens, pay dividends or make other distributions, make investments, dispose of assets and merge. If excess availability under the Credit Facility is less than $20 million at any time, then the Company’s fixed charge coverage ratio for the most recently ended period of four consecutive fiscal quarters may not be less than 1.10 to 1.00 for that period. Operating has at all times been in compliance with all financial covenants.

If an event of default occurs under the Credit Facility, the lenders may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the Credit Facility to be sold.

There were no short-term borrowings during the first nine months of fiscal 2009. Outstanding standby letters of credit were $6.0 million and excess availability, as defined, under the Credit Facility was $194.0 million at October 31, 2009.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with The Hong Kong and Shanghai Banking Corporation Limited that provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding documentary letters of credit were $10.9 million and availability under this facility was $24.1 million at October 31, 2009.

Liquidity and Capital Resources Outlook

Management anticipates that capital expenditures in fiscal 2009 will be approximately $45 to $50 million, primarily for opening 24 new stores, information technology enhancements, store renovations and refurbishments and general corporate purposes. Capital expenditures in fiscal 2008 were approximately $78 million. Management believes that the Company’s current cash position, cash flow from operations and availability under the Credit Facility will be adequate to finance working capital needs, operating lease payments, planned capital expenditures and debt service obligations for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, and to remain in compliance with the financial covenants under our debt agreements depends on our future operating performance, cash flow and financing activities, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. See Item 1A. “Risk Factors” in part II of this report.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of October 31, 2009, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$6.0	$—	$—	$—	$6.0
Documentary	10.9	10.9	—	—	—

	$16.9	$10.9	$—	$—	$6.0

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

Our management, with the participation of our Chief Executive Officer and our Chief Administrative Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Administrative Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document

Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

10.1	Special Bonus Agreement, dated October 26, 2009, between the Company and Jenna Lyons. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 29, 2009.

Certifications

Exhibit No.	Document

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J. CREW GROUP, INC. (Registrant)

Date: December 7, 2009	By:	/s/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: December 7, 2009	By:	/s/ JAMES SCULLY
James Scully
Chief Administrative Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document

Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

10.1	Special Bonus Agreement, dated October 26, 2009, between the Company and Jenna Lyons. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 29, 2009.

Certifications

Exhibit No.	Document

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.