Form 10-K
period 2010-01-30
J CREW GROUP INC
filed 2010-03-19
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
001-32927	J.CREW GROUP, INC.	22-2894486

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

☐  Yes    ☐  No

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

☐  Yes    ☒  No

Based upon the closing sale price on the New York Stock Exchange on July 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, which ended August 1, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on such date was approximately $1,632,096,519. For purposes of determining this amount, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

There were 63,789,883 shares of the registrant’s $.01 par value common stock outstanding on March 5, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2010 Annual Meeting of Stockholders	Part III, Items 10-14

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

General

J.Crew® is a nationally recognized apparel and accessories retailer that we believe embraces a high standard of style, craftsmanship, quality and customer service. We are a fully integrated multi-brand, multi-channel, specialty retailer that operates stores and websites to consistently communicate our vision. We focus on creating product lines featuring the highest quality design and fabrics with consistent fits and authentic details. We offer complete assortments of women’s, men’s and children’s apparel and accessories, including wedding, swimwear, loungewear, outerwear, shoes, bags, belts, hair accessories and jewelry. As of January 30, 2010, we operated 321 stores throughout the United States.

Our fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally gives rise to an additional week, resulting in a fifty-three week year. All references to fiscal 2009 reflect the results of the 52-week period ended January 30, 2010; to fiscal 2008 reflect the results of the 52-week period ended January 31, 2009; and to fiscal 2007 reflect the results of the 52-week period ended February 2, 2008. In addition, all references to fiscal 2010 reflect the 52-week period ending January 29, 2011.

We were incorporated in the State of New York in 1988 and reincorporated in the State of Delaware in October 2005. Our principal executive offices are located at 770 Broadway, New York, NY 10003, and our telephone number is (212) 209-2500.

Brands and Merchandise

We seek to project our brand image through consistent creative messaging in our J.Crew and crewcuts catalogs, our websites, our store environments and our superior customer service. We believe we maintain our brand image by exercising substantial control over the presentation and pricing of our merchandise by selling all our products ourselves, and through senior management’s substantial involvement in each catalog before it is photographed, each merchandise floor set before it is rolled out to our stores and each website design before it is published.

J.Crew. The J.Crew brand offers a complete assortment of women’s and men’s apparel and accessories, including wedding, swimwear, loungewear, outerwear, shoes, bags, belts, hair accessories and jewelry. J.Crew offers products ranging from casual t-shirts and broken-in chinos, to Italian cashmere and leather items, limited edition “collection” items, such as dresses, hand-beaded skirts and double-faced cashmere jackets; and selected products from our evolving brand partnerships. Products of the J.Crew brand are distributed through our J.Crew retail and factory stores, our J.Crew catalog, and our J.Crew website.

crewcuts. We introduced crewcuts® in 2006, and it reflects the high quality, styled-classic apparel and accessories that we offer under the J.Crew brand. The crewcuts brand offers a product assortment for the children’s market ages two through fourteen. Products of the crewcuts brand are distributed through crewcuts stores, shop-in-shops in our J.Crew retail and factory stores, our catalogs, and our J.Crew website.

Madewell. We introduced Madewell® in 2006 as a modern-day interpretation of an American denim label originally founded in 1937. Madewell offers perfect-fitting heritage-inspired jeans – and all the downtown-cool pieces to wear with them, from vintage-influenced tees, cardigans and blazers to boots and jewelry. Products of the Madewell brand are distributed through its retail stores, phone orders, and on a limited basis, the

J.Crew website and Shopbop.com. We maintain a Madewell website at www.madewell1937.com that provides customers with a toll-free number to place orders for Madewell merchandise. We expect to launch an e-commerce website for Madewell in fiscal 2010.

Channels

We conduct our business through two primary sales channels: Stores, which consists of our retail, factory, clearance, crewcuts, and Madewell stores; and Direct, which consists of our catalog and websites. The following is a summary of our revenues:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Stores	$1,110.9	70.4%	$974.3	68.2%	$914.8	68.5%
Direct	428.2	27.1	408.9	28.6	377.4	28.3
Other(1)	38.9	2.5	44.8	3.2	42.5	3.2

Total	$1,578.0	100.0%	$1,428.0	100.0%	$1,334.7	100.0%

(1) Consists primarily of shipping and handling fees.

Stores

Retail stores. As of January 30, 2010, we operated 243 retail stores, including nine crewcuts, two men’s stores, one women’s collection store and 17 Madewell stores, throughout the United States. Our retail stores are located in upscale regional malls, lifestyle centers, and street locations. We believe situating our stores in desirable locations is critical to the success of our business, and we determine store locations, as well as individual store sizes, based on several factors, including geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other high-end specialty retail stores. Our retail stores are designed and built by our in-house design and construction staff and fixtured with the goal of creating a distinctive, sophisticated and inviting atmosphere, with clear displays and information about product quality.

Our retail stores averaged approximately 6,300 total square feet at the end of fiscal 2009, but are “sized to the market,” which means that we adjust the size of a particular retail store based on the projected revenues from that particular store. For example, at the end of fiscal 2009, our largest retail store, located in New York, was approximately 15,000 square feet, and our smallest retail store, a men’s store, also located in New York, was approximately 900 square feet. During fiscal 2009, eight of the 19 stores opened were Madewell stores. In light of unfavorable economic conditions, we have slowed the pace of our retail store expansion. We plan to expand our retail store base by approximately 10 retail stores in fiscal 2010, including approximately four Madewell stores

Factory stores. As of January 30, 2010, we operated 78 factory stores, including one factory crewcuts store, throughout the United States. Our factory stores are located primarily in large factory-outlet malls. Factory stores are designed with simple, volume-driving visuals to maximize sales of key items. We design and develop a specific line of merchandise for our factory stores based on products sold in our J.Crew retail stores, catalog and website. Our factory stores also use strategic and focused short-term promotional offerings designed to achieve higher margins. Sales associates in our factory stores adhere to the same customer-service focus as our retail stores, and are trained to help customers locate styles similar to those they have seen in our retail stores or catalog.

Our factory stores averaged 5,500 total square feet at the end of fiscal 2009, and are also “sized to the market.” For example, at the end of fiscal 2009, our largest factory store, located in Connecticut, was approximately 9,000 square feet, and our smallest factory store, our factory crewcuts store, located in Florida, was approximately 1,500 square feet. In light of unfavorable economic conditions, we have slowed the pace of our factory store expansion. We plan to expand our factory store base by approximately five factory stores in fiscal 2010.

The following table details the number of stores that we operated for the past two fiscal years:

	Retail stores
	J.Crew	crewcuts	Madewell	Total retail	J.Crew factory	Total(a)
Fiscal 2008:
Beginning of year	189	4	6	199	61	260
New	23	1	4	28	14	42
Closed	(1)	—	—	(1)	(1)	(2)

End of year	211	5	10	226	74	300

Fiscal 2009:
Beginning of year	211	5	10	226	74	300
New	7	4	8	19	5	24
Closed	(1)	—	(1)	(2)	(1)	(3)

End of year	217	9	17	243	78	321

(a) Excludes three clearance stores.

Direct

Our Direct channel services customers through (i) our websites for the J.Crew, crewcuts and Madewell brands, and (ii) our J.Crew and crewcuts catalogs. Our J.Crew website located at www.jcrew.com allows our customers to purchase our merchandise over the Internet. In addition to servicing our customers online, we also use our Direct channel to sell exclusive styles not available in stores, to introduce and test new product offerings, to sell specialty product lines such as crewcuts, wedding, and J.Crew collection, to offer extended sizes and colors on various products, and to drive targeted marketing campaigns. We maintain a Madewell website at www.madewell1937.com that provides customers with a toll-free number to place orders for Madewell merchandise. We expect to launch an e-commerce website for Madewell in fiscal 2010. In fiscal 2009, we distributed 14 catalog editions with a circulation of approximately 36.4 million copies and approximately 4.0 billion pages. We continuously evaluate the efficiency of our catalog circulation strategies.

Financial Information about Segments

We have determined our operating segments on the same basis that we use to internally evaluate performance. Our operating segments are Stores and Direct, which have been aggregated into one reportable financial segment. We aggregate our operating segments because they have similar class of consumer, economic characteristics, nature of products, nature of production process and distribution methods.

Shared Resources That Support Our Brands

Design and Merchandising

We believe one of our key strengths is our design team, who designs products that reinforce our constantly evolving brand image. Our products are designed to reflect a clean and fashionable aesthetic that incorporates high quality fabrics and construction as well as comfortable, consistent fits and detailing.

Our products are developed in four seasonal collections and are rolled-out for monthly product introductions in our periodic catalog mailings and in our stores. The design process begins with our designers developing seasonal collections eight to twelve months in advance. Our designers regularly travel domestically and internationally to develop color and design ideas. Once the design team has developed a season’s color palette and design concepts, they order a sample assortment in order to evaluate the details of the collection, such as how color takes to a particular fabric. The design team then presents the collection to senior management. The presentation reflects the design team’s vision, from color direction and flow, to styling and silhouette evolution.

From the presentation of the sample assortment, our merchandising team selects which items to market in each of our sales channels and edits the assortment as necessary. Our teams communicate regularly and work closely with each other in order to leverage market data, ensure the quality of our products and remain true to a unified brand image. Our technical design team develops construction and fit specifications for every product, ensuring quality workmanship and consistency across product lines.

Because our product offerings originate from a single concept assortment, we believe that we are able to efficiently offer an assortment of styles within each season’s line while still maintaining a unified brand image. As a final step that is intended to ensure image consistency, our senior management reviews the full line of products for each season across all of our sales channels before they are manufactured.

Marketing and Advertising

The J.Crew catalog is the primary branding and advertising vehicle for the J.Crew brand. We believe our catalog reinforces the J.Crew mission and brand image as well as drives sales in all of our channels. We believe we have distinguished ourselves from other catalog retailers by utilizing high quality photography and art direction. Additionally, in fiscal 2009, we continued to expand our marketing strategy to include online, print and outdoor advertising.

Furthermore, we offer a private-label credit card through an agreement with World Financial Network National Bank (“WFNNB”), under which WFNNB owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. In fiscal 2009, sales on J.Crew credit cards made up 17.3% of our total net sales. We believe that our credit card program encourages frequent store and website visits and catalog sales and promotes multiple-item purchases, thereby cultivating customer loyalty to the J.Crew brand and increasing sales. We also maintain a J.Crew credit card loyalty program by offering rewards for customer spending on J.Crew credit cards.

Sourcing

We source our merchandise in two ways: through the use of buying agents, and by purchasing merchandise directly from trading companies and manufacturers. We have no long-term merchandise supply contracts, and we typically transact business on an order-by-order basis. In fiscal 2009, we worked with eight buying agents, who supported our relationships with vendors that supplied approximately 57% of our merchandise, with one of these buying agents supporting our relationships with vendors that supplied approximately 44% of our merchandise. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with the vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in the factories, inspecting finished merchandise and carrying out other administrative communications on our behalf. In fiscal 2009, we worked with two trading companies, purchasing approximately 29% of our merchandise from these companies. Trading companies control factories which manufacture merchandise and also handle certain other shipping and customs matters related to importing the merchandise into the United States. We sourced the remaining 14% of our merchandise directly with manufacturers both within the United States and overseas with the majority of whom we have long-term, and what we believe to be, stable relationships.

Our sourcing base currently consists of approximately 149 vendors who operate 215 factories in approximately 20 countries. Our top 10 vendors supply 54% of our merchandise.

Each of our top 10 vendors uses multiple factories to produce its merchandise, which we believe gives us a high degree of flexibility in placing production of our merchandise. We believe we have developed strong relationships with our vendors, some of which rely upon us for a significant portion of their business.

In fiscal 2009, approximately 86% of our merchandise was sourced in Asia (with 74% of our products sourced from China, Hong Kong and Macau), 10% was sourced in Europe and other regions, and 4% was sourced in the United States. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution

We operate two distribution facilities and one customer call center. We own a 282,000 square foot facility in Asheville, North Carolina that houses our distribution operations for our stores. This facility currently employs approximately 200 full and part-time employees during our non-peak season and approximately 30 additional employees during our peak season. Merchandise is transported from this distribution center to our stores by independent trucking companies, Federal Express or UPS, with a transit time of approximately two to five days.

We also own a 262,000 square foot facility, and lease a 63,700 square foot facility, both located in Lynchburg, Virginia. These facilities contain our customer call center and order fulfillment operations for our Direct channel. The Lynchburg facilities currently employ approximately 800 full and part-time employees during our non-peak season and approximately 800 additional employees during our peak season. We outsource a portion of our customer calls to a third-party service provider. Merchandise sold via our Direct channel is sent directly to customers from this distribution center via the United States Postal Service, UPS or Federal Express.

Management Information Systems

Our management information systems are designed to provide comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of our business. We also have point-of-sale systems in our stores that enable us to track inventory from store receipt to final sale on a real-time basis. We have an agreement with a third party to provide hosting services and administrative support for portions of our infrastructure. In addition, our websites are hosted by a third party at its data center.

We believe our merchandising and financial systems, coupled with our point-of-sale systems and software programs, allow for item-level stock replenishment, merchandise planning and real-time inventory accounting practices. Our telephone and telemarketing systems, warehouse package sorting systems, automated warehouse locator and inventory bar coding systems use current technology, and are designed with our highest-volume periods in mind, which results in substantial flexibility and ample capacity in our lower-volume periods. We also stress test our systems during low-volume periods to ensure optimal performance during our peak season.

We continue to expand and upgrade our information systems, networks and infrastructure to support recent and expected future growth. During fiscal 2008 we implemented certain Direct channel systems upgrades, including a new platform for our website, a new order management system in our call center and a new warehouse management system. These systems upgrades temporarily impaired our ability to capture, process and ship customer orders and resulted in the incurrence of additional costs in the second half of fiscal 2008. During fiscal 2009 we concentrated our efforts on optimizing these upgrades. In fiscal 2010, we are planning more scalability improvements and incremental stabilization and optimization measures for our warehouse management and order fulfillment systems.

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

Competition

The specialty retail industry is highly competitive. We compete primarily with specialty retailers, department stores, catalog retailers and Internet businesses that engage in the sale of women’s, men’s and children’s apparel, accessories, shoes and similar merchandise. We believe the principal bases upon which we compete are quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of our brands, as well as our multiple sale channels that enable our customers to shop in the setting they prefer. We believe that we also differentiate ourselves from competitors on the basis of our signature product design, our ability to offer both designer-quality products at higher price points and more casual items at lower price points, our focus on the quality of our product offerings and our customer-service oriented culture. We believe our success depends in substantial part on our ability to originate and define product and fashion trends as well as to timely anticipate, gauge and react to changing consumer demands. Some of our competitors are larger and have greater financial, marketing and other resources than us. Accordingly, there can be no assurance that we will be able to compete successfully with them in the future.

Associate Relations

As of January 30, 2010, we had approximately 12,000 employees, of whom approximately 3,400 were full-time employees and 8,600 were part-time employees. Approximately 800 of these employees are employed in our customer call center and Direct order fulfillment operations facilities in Lynchburg, Virginia, and approximately 200 of these employees work in our store distribution center in Asheville, North Carolina. In addition, approximately 3,900 employees are hired on a seasonal basis in these facilities and our stores to meet demand during the peak season.

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

Available Information

We make available free of charge on our Internet website, www.jcrew.com, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the Securities and Exchange Commission (the “SEC”). The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document

ITEM 1A.	RISK FACTORS.

The following risk factors should be carefully considered when evaluating our business and the forward-looking statements in this report. See “Disclosure Regarding Forward Looking Statements.”

Unfavorable economic conditions could materially adversely affect our financial condition and results of operations.

Economic conditions around the world can impact our customers and affect the general business environment in which we operate and compete. Our results can be impacted by a number of macroeconomic factors, including, but not limited to, consumer confidence and spending levels, employment rates, consumer credit availability, fuel and energy costs, raw materials costs, global factory production, commercial real estate market conditions, credit market conditions, interest rates, taxation and the level of customer traffic in malls and shopping centers and changing demographic patterns.

Demand for our merchandise is significantly impacted by negative trends in consumer confidence and other economic factors affecting consumer spending behavior. Consumer purchases of apparel and accessories may decline during recessionary periods or when disposable income is lower. As a result, our sales, growth and profitability may be adversely affected by unfavorable economic conditions at a regional or national level. In addition, unfavorable economic conditions abroad may impact our ability to meet quality and production goals.

We believe that our current cash position, cash flow from operations and availability under our Second Amended and Restated Credit Agreement (the “Credit Facility”) provide us with sufficient liquidity. However, a decrease in liquidity of our customers and suppliers could have a material adverse effect on our results of operations and liquidity.

Periods of economic uncertainty or volatility make it difficult to plan, budget and forecast our business. Incorrect assumptions concerning economic trends, customer requirements, distribution models, demand forecasts, interest rate trends and availability of resources may result in our failure to accurately forecast results and to achieve forecasted results or budget targets.

Failure to achieve sufficient levels of revenue and cash flow at individual store locations could result in impairment charges related to our stores. In fiscal 2009, we recorded non-cash asset impairment charges related to underperforming stores. Various uncertainties, including changes in consumer preferences or continued deterioration in the economic environment could impact the expected cash flows to be generated by our store locations, and may result in an impairment of those assets. Although such an impairment charge would be a non-cash expense, any impairment charges could materially increase our expenses and reduce our profitability.

The specialty retail industry is cyclical, and a decline in consumer spending on apparel and accessories could reduce our sales and slow our growth.

The industry in which we operate is cyclical. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including general economic conditions and the level of disposable consumer income, the availability of consumer credit, interest rates, taxation, consumer confidence in future economic conditions and demographic patterns. Because apparel and accessories generally are discretionary purchases, declines in consumer spending patterns may impact us more negatively as a specialty retailer. Therefore, we may not be able to grow revenues or increase profitability if there is a decline in consumer spending patterns or we decide to slow or alter our growth plans in anticipation of or in response to a decline in consumer spending.

We operate in the highly competitive specialty retail industry and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in loss of our market share.

We face intense competition in the specialty retail industry. We compete primarily with specialty retailers, department stores, catalog retailers and Internet businesses that engage in the sale of women’s, men’s and children’s apparel, accessories, shoes and similar merchandise. We believe that the principal bases upon which we compete are quality, design, customer service and price. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. In addition, increased levels of promotional activity by our competitors, both online and in stores, may negatively impact our revenues and gross profit.

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

Because we enter into agreements for the manufacture and purchase of merchandise well in advance of the season in which merchandise will be sold, we are vulnerable to changes in consumer demand, pricing shifts and suboptimal merchandise selection and timing of merchandise purchases. We attempt to reduce the risks of changing fashion trends and product acceptance in part by devoting a portion of our product line to classic styles that are not significantly modified from year to year. Nevertheless, if we misjudge the market for our products or overall level of consumer demand, we may be faced with significant excess inventories for some products and missed opportunities for others. Our brand image may also suffer if customers believe we are no longer able to offer the latest fashions or if we fail to address and respond to customer feedback or complaints. The occurrence of these events, among others, could hurt our financial results by decreasing sales. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

We rely on the experience and skills of key personnel, the loss of whom could damage our brand image and our ability to sell our merchandise.

We believe we have benefited substantially from the leadership and strategic guidance of our chief executive officer, and other key executives and members of our creative team, who are primarily responsible for developing our strategy. The loss, for any reason, of the services of any of these individuals and any negative market or industry perception arising from such loss could damage our brand image. Our executive and creative teams have substantial experience and expertise in the specialty retail industry and have made significant contributions to our growth and success. The unexpected loss of one or more of these individuals could delay the development and introduction of, and harm our ability to sell, our merchandise. In addition, products we develop without the guidance and direction of these key personnel may not receive the same level of acceptance.

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

We have grown our business in recent years by expanding our product offerings and sales channels, including by marketing our crewcuts line of children’s apparel and accessories and our Madewell brand of women’s apparel, footwear and accessories. We have recently opened a small number of free-standing stores dedicated to men’s wear, crewcuts and “collection” items. These strategies involve various risks discussed elsewhere in these risk factors, including:

•	implementation may be delayed or may not be successful,

•	if our expanded product offerings and sales channels fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our sales may decrease,

•	if customers do not respond to these product offerings and sales channels as anticipated, these strategies may not be profitable on a larger scale, and

•

implementation of these plans may divert management’s attention from other aspects of our business, increase costs and place a strain on our management, operational and financial resources, as well as our information systems.

In addition, our new product offerings, new brand concepts and sales channels may be affected by, among other things, economic, demographic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and style trends. Further rollout of these strategies could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact our competitive position and reduce our revenue and profitability.

Any material disruption of our information systems could disrupt our business and reduce our sales.

We are increasingly dependent on information systems to operate our websites, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Previously, we have experienced interruptions resulting from upgrades to certain of our information systems which temporarily impaired our ability to capture, process and ship customer orders, and transfer product between channels. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed which could—especially if the disruption or slowdown occurred during the holiday season—result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. Moreover, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our customers and might lack sufficient resources to make the necessary investments in technology to compete with our competitors. Accordingly, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers.

Our Direct operations are a substantial part of our business. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce Internet sales, increase costs and damage our brand’s reputation.

Management uses information systems to support decision making and to monitor business performance. We may fail to generate accurate and complete financial and operational reports essential for making decisions at various levels of management, which could lead to decisions being made that have adverse results. Failure to adopt systematic procedures to initiate change requests, test changes, document changes, and authorize changes to systems and processes prior to deployment may result in unsuccessful changes and could disrupt our business and reduce sales. In addition, if we do not maintain adequate controls such as reconciliations, segregation of duties and verification to prevent errors or incomplete information, our ability to operate our business could be limited.

If we fail to maintain the value of our brand and protect our trademarks, our sales are likely to decline.

Our success depends on the value of the J.Crew brand and our corporate reputation. The J.Crew name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Any of these events could result in decreases in sales.

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

We expanded our store base by 21 net new stores in fiscal 2009. In light of unfavorable economic conditions, we have slowed the pace of our store base expansion in fiscal 2010. We are also reviewing our existing store base and identifying opportunities, where available, to renegotiate the terms of those leases. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew our existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

•	identify suitable markets for new stores and available store locations,

•	anticipate the impact of changing economic and demographic conditions for new and existing store locations,

•	negotiate acceptable lease terms for new locations or renewal terms for existing locations,

•	hire and train qualified sales associates,

•	develop new merchandise and manage inventory effectively to meet the needs of new and existing stores on a timely basis,

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise, and

•	avoid construction delays and cost overruns in connection with the build-out of new stores.

New stores and stores with renewed lease terms may not produce anticipated levels of revenue even though they increase our costs. As a result, our expenses as a percentage of sales would increase and our profitability would be adversely affected.

Reductions in the volume of mall traffic or closing of shopping malls as a result of unfavorable economic conditions or changing demographic patterns could significantly reduce our sales and leave us with unsold inventory.

Most of our stores are located in shopping malls. Sales at these stores are derived, in part, from the volume of traffic in those malls. Our stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores and the continuing popularity of the malls as shopping destinations. Unfavorable economic conditions, particularly in certain regions, have adversely affected mall traffic and resulted in the closing of certain anchor stores and has threatened the viability of certain commercial real estate firms which operate major shopping malls. A continuation of this trend, including failure of a large commercial landlord or continued declines in the popularity of mall shopping generally among our customers, would reduce our sales and leave us with excess inventory. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

Our inability to maintain or increase levels of comparable store sales or Direct sales could cause our earnings to decline.

If our future comparable store sales or sales from our Direct channel fail to meet market expectations, our earnings could decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Assess the Performance of Our Business—Comparable Store Sales.” In addition, our results have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, over the past twelve fiscal quarters, our quarterly comparable store sales have ranged from an increase of 16.6% in the fourth quarter of fiscal 2009 to a decrease of 13.1% in the fourth quarter of fiscal 2008 and sales from our Direct business have ranged from an increase of 36% in the third quarter of fiscal 2007 to a decrease of 6% in the first quarter of fiscal 2009. A variety of factors affect comparable store sales and Direct sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions. These factors may cause our comparable store sales and Direct sales results to be materially lower than previous periods and our expectations, which could cause declines in our quarterly earnings.

Interruption in our foreign sourcing operations could disrupt production, shipment or receipt of our merchandise, which would result in lost sales and could increase our costs.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of all of our products. Our products are manufactured to our specifications primarily by foreign manufacturers. We cannot control all of the various factors, which include inclement weather, natural disasters, political and financial instability, strikes, health concerns regarding infectious diseases in countries in which our merchandise is produced, and acts of terrorism, that might affect a manufacturer’s ability to ship orders of our products in a timely manner or to meet our quality standards. Late delivery of products or delivery of products that do not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores for those items. These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

In fiscal 2009, approximately 96% of our merchandise was sourced from foreign factories. In particular, approximately 74% of our merchandise was sourced from China, Hong Kong and Macau. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. While substantially all of our foreign purchases of our products are negotiated and paid for in U.S. dollars, the cost of our products may be affected by fluctuations in the value of relevant foreign currencies. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, economic conditions, disruption of imports by labor disputes and local business practices.

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

Our customer call center and Direct order fulfillment operations are housed together in a single facility, while distribution operations for our stores are housed in another single facility. Although we maintain back-up systems for these facilities, they may not be able to prevent a significant interruption in the operation of these facilities due to natural disasters, accidents, failures of the inventory locator or automated packing and shipping systems we use or other events. In addition, we have recently upgraded certain Direct channel systems, including our web platform, order management system and warehouse management system in order to support recent and expected future growth. We experienced some interruptions during fiscal 2008 in connection with our Direct channel systems upgrade and while we made progress in stabilizing these systems during fiscal 2008, there can be no assurance that future interruptions will not occur. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

Third party failure to deliver merchandise from our distribution centers to our stores and to customers or a disruption or adverse condition affecting our distribution centers could result in lost sales or reduce demand for our merchandise.

The success of our stores depends on their timely receipt of merchandise from our distribution facilities, and the success of our Direct channel depends on the timely delivery of merchandise to our customers. Independent third party transportation companies deliver our merchandise to our stores and to our customers. Some of these third parties employ personnel represented by a labor union. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our brand, increased logistics costs and excess inventory. Timely receipt of merchandise by our stores and our customers may also be affected by factors such as inclement weather, natural disasters, accidents, system failures and acts of terrorism. We may respond by increasing markdowns or initiating marketing promotions, which would decrease our gross profits and net income. Inability to recover from a business interruption and return to normal operations within a reasonable period of time could have a material adverse impact on our results of operations and damage our brand reputation.

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

While our internal and vendor operating guidelines, as outlined in our Vendor Code of Conduct, promote ethical business practices and we, along with third parties that we retain for this purpose, monitor compliance with those guidelines, we do not control our independent manufacturers. Accordingly, we cannot guarantee their compliance with our guidelines. Our Vendor Code of Conduct is designed to ensure that each of our suppliers’ operations is conducted in a legal, ethical, and responsible manner. Our Vendor Code of Conduct requires that each of our suppliers operates in compliance with applicable wage benefit, working hours and other local laws, and forbids the use of practices such as child labor or forced labor.

Violation of labor or other laws by our independent manufacturers, or the divergence of an independent manufacturer’s practices from those generally accepted as ethical in the United States could diminish the value of the J.Crew brand and reduce demand for our merchandise if, as a result of such violation, we were to attract negative publicity.

We are subject to customs, advertising, consumer protection, privacy, zoning and occupancy and labor and employment laws that could require us to modify our current business practices, incur increased costs or harm our reputation if we do not comply.

We are subject to numerous laws and regulations, including customs, truth-in-advertising, consumer protection, general privacy, health information privacy, identity theft, online privacy, unsolicited commercial communication and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. If these regulations were to change or were violated by our management, employees, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. Failure to protect personally identifiable information of our customers or associates could subject us to considerable reputational harm as well as significant fines, penalties and sanctions. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability. We are also subject to securities laws, regulatory and stock exchange rules which could subject us to enforcement actions, de-listing and adverse legal sanctions for non-compliance.

Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. Failure to define clear roles and responsibilities or to regularly communicate with and train our associates may result in noncompliance with applicable laws and regulations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws and regulations, which may increase our costs and materially limit our ability to operate our business.

Increases in costs of mailing, paper and printing will affect the cost of our catalog and promotional mailings, which will reduce our profitability.

Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. In fiscal 2009, approximately 7% of our selling, general and administrative expenses were attributable to such costs. We receive discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly, and our future paper costs are subject to supply and demand forces that we cannot control. Future additional increases in postal rates or in paper or printing costs would reduce our profitability to the extent that we are unable to pass those increases directly to customers or offset those increases by raising selling prices or by reducing the number and size of certain catalog editions.

Our ability to obtain and/or maintain our Credit Facility could be adversely affected due to the ramifications of the global credit crisis and corresponding financial institution failures.

We believe that we have sufficient cash flows from operating activities to meet our operating requirements. In addition, we have $194.4 million of availability under the Credit Facility, and the participants in our Credit Facility are currently rated as investment grade. Although we expect to continue to generate positive cash flow despite a slowing economy, there can be no assurance that we will be able to successfully generate positive cash flow in the future. Continued negative trends in the credit markets, continued financial institution failures and/or our less than investment grade rating could lead to lowered credit availability and higher interest costs in the future. In the event of limitations on our access to credit facilities, our liquidity, continued growth and results of operations could be adversely affected.

The terms of our indebtedness include restrictive covenants that limit management’s discretion in operating our business. In particular, these agreements include, or may include, covenants or restrictions relating to limitations on capital expenditures; liens and sale-leaseback transactions; loans and investments; debt and hedging arrangements; mergers, acquisitions and asset sales; transactions with affiliates; and changes in business activities conducted by us and our subsidiaries.

In addition, our indebtedness may require us, under certain circumstances, to maintain certain financial ratios. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” and “MD&A-Term Loan.” If we violate these ratios, we may be required to accelerate repayment of this debt.

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

Our revenues are generally lower during the first and second fiscal quarters. In addition, any factors that harm our fourth fiscal quarter operating results, including adverse weather or unfavorable economic conditions, could have a disproportionate effect on our results of operations for the entire fiscal year.

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

We are headquartered in New York City. Our headquarter offices are leased under a lease agreement expiring in 2012, with an option to renew thereafter. We also have entered into a lease for additional corporate office space in New York City which expires in 2021. We own two facilities: a 262,000 square foot customer contact call center, order fulfillment and distribution center in Lynchburg, Virginia and a 282,000 square foot distribution center in Asheville, North Carolina. We also lease a 63,700 square foot facility in Lynchburg, Virginia under a lease agreement expiring in April 2011.

As of January 30, 2010, we operated 243 retail stores (including nine crewcuts®, two men’s stores, one women’s collection store, and 17 Madewell stores), 78 factory stores (including one crewcuts factory store), and three clearance stores, in 42 states and the District of Columbia. All of the retail and factory stores are leased from third parties and the leases historically have in most cases had terms of 5 to 15 years. A portion of our leases have options to renew for periods typically ranging from 5 to 10 years. Generally, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. When opportunities exist, we renegotiate with landlords to obtain more favorable terms. Excluding our stores and headquarters offices, all of our properties, whether owned or leased, are subject to liens or security interests under our Credit Facility.

The table below sets forth the number of retail (including crewcuts stores, two men’s stores, one women’s collection store, and Madewell stores) and factory stores operated by us in the United States as of January 30, 2010.

	Retail Stores	Factory Stores	Total Number of Stores(a)
Alabama	3	1	4
Arizona	4	1	5
California**	33	7	40
Colorado	4	3	7
Connecticut**	12	2	14
Delaware	—	1	1
Florida	13	9	22
Georgia*	7	3	10
Hawaii	1	—	1
Illinois	9	1	10
Indiana	1	2	3
Iowa	1	—	1
Kansas	1	—	1
Kentucky	2	—	2
Louisiana	2	—	2
Maine	—	2	2
Maryland*	5	3	8
Massachusetts**	12	2	14
Michigan	7	2	9
Minnesota	5	—	5
Mississippi	1	1	2
Missouri	4	1	5
Nebraska	1	—	1
Nevada	3	1	4
New Hampshire	1	2	3
New Jersey*	15	4	19
New Mexico	1	—	1
New York***	25	4	29
North Carolina*	8	2	10
Ohio	6	2	8
Oklahoma	2	—	2
Oregon	3	1	4
Pennsylvania*	11	5	16
Rhode Island	2	—	2
South Carolina	2	4	6
Tennessee	3	1	4
Texas**	14	5	19
Utah	2	1	3
Vermont	1	1	2
Virginia*	7	2	9
Washington	4	1	5
Wisconsin	3	1	4
District of Columbia	2	—	2

Total	243	78	321

(a)	Excludes three clearance stores, two located in Virginia and one in North Carolina.
(*)	Asterisks indicate the number of Madewell stores included in the number of retail stores in that state.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been traded on the New York Stock Exchange under the symbol “JCG” since June 28, 2006. Prior to that time there was no public market for our stock. The following table sets forth the high and low sale prices of our common stock as reported on the New York Stock Exchange:

Market Information

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$18.26	$9.01	$50.21	$39.53
Second Quarter	$29.27	$17.39	$50.35	$27.23
Third Quarter	$44.18	$28.00	$38.00	$15.13
Fourth Quarter	$46.63	$38.31	$20.59	$8.02

Record Holders

As of March 5, 2010, there were 43 record holders of our common stock.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our subsidiaries. The terms of certain of our and Operating’s outstanding indebtedness substantially restrict the ability of either company to pay dividends. For more information about these restrictions, see “MD&A—Credit Facilities” and “MD&A—Term Loan”. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current and future financing instruments and other factors that our board of directors deems relevant.

Performance Graph

The following graph and table shows the cumulative total stockholder return on our Common Stock with the S&P 500 Stock Index and the S&P Retail Index, in each case assuming an initial investment of $100 and reinvestment of dividends, if any.

	6/28/06	2/3/07	2/2/08	1/31/09	1/30/10
J.Crew Group, Inc.	$100	$156	$195	$42	$163
S&P 500 Stock Index	$100	$117	$113	$67	$87
S&P Retail Index	$100	$117	$95	$58	$89

All amounts rounded to the nearest dollar. The stock performance shown in the graph is included in response to the SEC’s requirements and is not intended to forecast or be indicative of future performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The selected historical consolidated financial data for each of the years in the three-year period ended January 30, 2010 and as of January 30, 2010 have been derived from our audited consolidated financial statements included elsewhere herein. The selected historical consolidated financial data for each of the years in the two-year period ended February 3, 2007 have been derived from our audited consolidated financial statements which are not included herein. The consolidated financial statements for each of the years in the five-year period ended January 30, 2010 and as of the end of each such year have been audited.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included herein.

	Year Ended(1)
	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands, except per share data)
Income Statement Data
Revenues	$1,578,042	$1,427,970	$1,334,723	$1,152,100	$953,188
Cost of goods sold(2)	882,385	872,547	746,180	651,748	555,192

Gross profit	695,657	555,423	588,543	500,352	397,996
Selling, general and administrative expense	484,396	458,738	416,064	374,738	318,499

Income from operations(3)	211,261	96,685	172,479	125,614	79,497
Interest expense, net	5,384	5,940	11,224	43,993	72,903
Loss on debt refinancing	—	—	—	10,039	—
Provision (benefit) for income taxes	82,517	36,628	64,180	(6,200)	2,800

Net income	123,360	54,117	97,075	77,782	3,794
Preferred stock dividends	—	—	—	(6,141)	(13,456)

Net income (loss) applicable to common shareholders	$123,360	$54,117	$97,075	$71,641	$(9,662)

Net income (loss) per share
Basic	$1.97	$0.88	$1.61	$1.61	$(0.39)
Diluted	$1.91	$0.85	$1.52	$1.49	$(0.39)
Weighted average shares outstanding
Basic	62,583	61,687	60,346	44,558	24,472
Diluted	64,714	64,027	63,748	48,039	24,472

	As of
	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$298,107	$146,430	$131,510	$88,900	$61,275
Working capital	283,972	183,059	138,049	117,100	72,657
Total assets	738,558	613,809	535,596	428,066	337,321
Total long-term debt and preferred stock	49,229	99,200	125,000	200,000	724,667
Stockholders’ equity (deficit)	375,878	224,949	140,322	5,620	(587,843)

(1)	J.Crew’s fiscal year ends on the Saturday closest to January 31. Fiscal years ended January 30, 2010 (fiscal 2009), January 31, 2009 (fiscal 2008), February 2, 2008 (fiscal 2007) and January 28, 2006 (fiscal 2005) consisted of 52 weeks, while the fiscal year ended February 3, 2007 (fiscal 2006) consisted of 53 weeks.
(2)	Includes buying and occupancy costs.
(3)	Includes pre-tax losses incurred by Madewell of $14.0 million, $11.5 million, $10.0 million and $5.1 million, in fiscal 2009, 2008, 2007 and 2006, respectively.

	Year Ended(1)
	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands except percentages; numbers of stores; catalog pages; and per square foot data)
Operating Data
Revenues:
Stores	$1,110,932	$974,284	$914,810	$808,542	$670,447
Direct	428,186	408,916	377,444	308,611	253,682
Other(2)	38,924	44,770	42,469	34,947	29,059

Total revenues	$1,578,042	$1,427,970	$1,334,723	$1,152,100	$953,188

Stores:
Sales per gross square foot (52 week basis)	$577	$551	$573	$526	$457
Number of stores open at end of period	321	300	260	227	203
Comparable stores sales change(3)	4.1%	(4.0)%	5.6%	13.0%	13.4%
Direct:
Number of catalogs circulated	36,400	44,400	49,000	50,000	55,000
Number of pages circulated (in millions)	4,000	5,200	5,300	5,400	6,100
Depreciation and amortization	$51,765	$44,143	$34,140	$33,525	$33,461
Capital expenditures:
New store openings	$19,954	$41,700	$38,313	$21,277	$8,243
Other(4)	24,751	35,826	42,305	24,654	13,695

Total capital expenditures	$44,705	$77,526	$80,618	$45,931	$21,938

(1)	The fiscal year ended February 3, 2007 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.
(2)	Consists primarily of shipping and handling fees.
(3)	Comparable store sales reflect net sales at stores that have been open for at least twelve months on a 52 week basis.
(4)	Consists primarily of expenditures on information technology, warehouse expansion and store remodels.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes our consolidated operating results, financial condition and liquidity during each of the years in the three-year period ended January 30, 2010. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2009, 2008 and 2007 ended on January 30, 2010, January 31, 2009 and February 2, 2008, respectively. Each fiscal year consisted of 52 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include those described under “Risk Factors,” “Disclosure Regarding Forward-Looking Statements” and elsewhere in this annual report on Form 10-K.

Executive Overview

As of January 30, 2010, we operated 243 retail stores (including nine crewcuts®, two men’s stores, one women’s collection store, and 17 Madewell stores), 78 factory stores (including one crewcuts factory store), and three clearance stores, throughout the United States.

The following is a summary of fiscal 2009 highlights:

•	Revenues increased 10.5% to $1,578.0 million.

•	Comparable store sales increased 4.1%.

•	Direct net sales increased 4.7% to $428.2 million.

•	Income from operations increased to $211.3 million, or 13.4% of revenues.

•	Pre-tax losses of Madewell increased to $14.0 million in fiscal 2009 from $11.5 million in fiscal 2008.

•

A voluntary prepayment of $50.0 million was made under the Term Loan, reducing our total indebtedness to $49.2 million. We incurred a charge of $1.6 million related to accelerated amortization of deferred financing fees, included as component of interest expense, net.

•	We opened 11 and closed one J.Crew retail store; opened five and closed one J.Crew factory store; and opened eight and closed one Madewell store.

•

We incurred charges of $4.0 million related to under-performing stores for asset impairment and lease termination actions, and $1.3 million for severance and related costs associated with a workforce reduction as part of a cost reduction program announced in February 2009.

We have two primary sales channels: Stores, which consists of our retail, crewcuts, clearance, Madewell and factory stores, and Direct, which consists of our catalog and website. The following is a summary of our net sales:

(Dollars in millions)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Stores	$1,110.9	$974.3	$914.8
Direct	428.2	408.9	377.4

Net sales	$1,539.1	$1,383.2	$1,292.2

Our recent growth has led to increased buying and occupancy costs and increased selling, general and administrative expenses. The most significant components of these increases were occupancy and wage costs, particularly at retail and factory stores due primarily to the opening of new stores, as well as lease renewals. We expect these other costs—particularly our store occupancy costs—to increase as we pursue our strategy of expanding our retail and factory store base; however, these costs will vary from year to year based on store openings.

While we believe our growth strategy offers significant opportunities, it also presents significant risks and challenges, including, among others, the risks that we may not be able to hire and train qualified sales associates, that our new product offerings and expanded sales channels may not maintain or enhance our brand identity and that our order fulfillment and distribution facilities and information systems may not be adequate to support our growth plans. In addition, we must also seek to ensure that implementation of these plans does not divert management’s attention from continuing to build on the strengths that we believe have driven our recent success, including, among others, our focus on improving the quality of our products, pursuing a disciplined merchandising strategy and improving our store environments and customer service. For a more complete discussion of the risks facing our business, see “Risk Factors.”

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

The approximate percentage of our sales derived from these four categories, based on our internal merchandising systems, is as follows:

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Apparel
Women’s	65%	66%	66%
Men’s	19	19	20
Children’s	4	3	1
Accessories	12	12	13

	100%	100%	100%

Our crewcuts children’s concept was introduced in the first quarter of fiscal 2006 with the opening of 10 shops within our J.Crew retail stores followed by the opening of two stand-alone stores in the third quarter of fiscal 2006. During fiscal 2009, we opened one and closed 10 shop-in-shops within our Retail stores and opened two and closed one shop-in-shops within our Factory stores. As of January 30, 2010, we operated 33 crewcuts shop-in-shops in our J.Crew retail stores, nine stand-alone crewcuts retail stores, 11 crewcuts shop-in-shops in our factory stores, and one stand-alone crewcuts factory store.

Comparable Store Sales

Comparable store sales reflect net sales at stores that have been open for at least twelve months. Therefore, a store is included in comparable store sales on the first day it has comparable prior year sales. Non-comparable store sales include net sales from (1) new stores that have not been open for twelve months, (2) stores that experience a square footage change of at least 15 percent, (3) stores that have been temporarily closed for at least 30 consecutive days, (4) permanently closed stores, and (5) temporary stores.

By measuring the change in year-over-year net sales in stores that have been open for twelve months or more, comparable store sales allows us to evaluate how our core store base is performing. Various factors affect comparable store sales, including:

•	consumer preferences, buying trends and overall economic trends,

•	our ability to anticipate and respond effectively to fashion trends and customer preferences,

•	competition,

•	changes in our merchandise mix,

•	pricing,

•	the timing of our releases of new merchandise and promotional events,

•	the level of customer service that we provide in our stores,

•	changes in sales mix among sales channels,

•	our ability to source and distribute products efficiently, and

•	the number of stores we open, close (including on a temporary basis for renovations) and expand in any period.

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

Our business is seasonal. As a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually substantially higher in our fourth fiscal quarter, particularly December, as customers make holiday purchases. In fiscal 2009, we realized approximately 29% of our revenues in the fourth fiscal quarter compared to 27% in fiscal 2008. This percentage was lower last year due to the macroeconomic environment which resulted in increased markdowns in the fourth quarter of fiscal 2008.

Gross Profit

Gross profit is equal to our revenues minus our cost of goods sold. Cost of goods sold includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations (such as rent and utilities) and all shipping costs associated with our Direct channel. Our cost of goods sold is substantially higher in the holiday season because cost of goods sold generally increases as revenues increase and cost of goods sold includes the cost of purchasing merchandise that we sell to generate revenues. Cost of goods sold also generally changes as we expand or contract our store base and incur higher or lower store occupancy and related costs. The primary drivers of the costs of individual goods are the costs of raw materials and labor in the countries where we source our merchandise. Gross margin measures gross profit as a percentage of our revenues.

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

Results of Operations

The following table presents, for the periods indicated, our operating results as a percentage of revenues as well as selected store data:

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Revenues	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs(1)	55.9	61.1	55.9

Gross profit(1)	44.1	38.9	44.1
Selling, general and administrative expenses(1)	30.7	32.1	31.2

Income from operations	13.4	6.8	12.9
Interest expense, net	0.3	0.4	0.8

Income before income taxes	13.1	6.4	12.1
Provision for income taxes	5.2	2.6	4.8

Net income	7.9%	3.8%	7.3%

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Selected store data:
Number of stores open at end of period	321	300	260
Sales per gross square foot	$577	$551	$573
Comparable store sales change	4.1%	(4.0)%	5.6%

(1)	We exclude a portion of our distribution network costs from the cost of goods sold and include them in selling, general and administrative expenses. Our gross profit therefore may not be directly comparable to that of some of our competitors.

Fiscal 2009 Compared to Fiscal 2008

	Fiscal Year Ended				Variance
	January 30, 2010 (Fiscal 2009)		January 31, 2009 (Fiscal 2008)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentages
Revenues	$1,578.0	100.0%	$1,427.9	100.0%	$150.1	10.5%
Gross profit	695.7	44.1	555.4	38.9	140.3	25.2
Selling, general & administrative expenses	484.4	30.7	458.7	32.1	25.7	5.6
Income from operations	211.3	13.4	96.7	6.8	114.6	118.5
Interest expense, net	5.4	0.3	5.9	0.4	(0.5)	(9.4)
Provision for income taxes	82.5	5.2	36.6	2.6	45.9	125.3
Net income	$123.4	7.9%	$54.1	3.8%	$69.3	127.9%

Revenues

Revenues increased $150.1 million, or 10.5%, to $1,578.0 million in fiscal 2009 from $1,427.9 in fiscal 2008. This increase resulted from non-comparable store sales, and increases in comparable store sales and Direct sales.

Stores sales increased $136.6 million, or 14.0%, to $1,110.9 million in fiscal 2009 from $974.3 million in fiscal 2008. Comparable store sales increased 4.1% to $993.9 million in fiscal 2009 from $954.9 million last year. Non-comparable store sales were $117.0 million in fiscal 2009 due primarily to stores opened subsequent to the fourth quarter of last year. Non-comparable store sales in fiscal 2010 will decline as we slow the rate of new store openings.

Direct sales increased $19.3 million, or 4.7%, to $428.2 million in fiscal 2009 from $408.9 million in fiscal 2008.

The increase in Stores and Direct sales in fiscal 2009 was primarily driven by an increase in sales of women’s apparel, specifically sweaters, knits, and shirts. Sales of men’s and children’s apparel, and accessories also increased this year.

Other revenues, which consist primarily of shipping and handling fees, decreased $5.8 million, or 13.1%, to $38.9 million in fiscal 2009 from $44.8 million in fiscal 2008. This decrease resulted from (i) an increase in shipping and handling promotions, (ii) the termination of our licensing agreement in Japan in January 2009 and (iii) insurance proceeds in fiscal 2008. Other revenues will decline as we increase the frequency of shipping and handling promotions.

Gross Profit

Gross profit increased $140.3 million to $695.7 million in fiscal 2009 from $555.4 million in fiscal 2008. This increase resulted from the following factors:

(Dollars in millions)
Increase in revenues	$76.6
Increase in merchandise margin	74.5
Increase in buying and occupancy costs	(10.8)

$140.3

Gross margin increased to 44.1% in fiscal 2009 from 38.9% in fiscal 2008. The increase in gross margin was driven by a 470 basis point expansion in merchandise margin due primarily to decreased markdowns and a 50 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $25.7 million, or 5.6%, to $484.4 million in fiscal 2009 from $458.7 million in fiscal 2008. The increase primarily resulted from the following:

Increases

•	$21.0 million in share-based and incentive compensation;

$8.1	million in operating expenses—primarily payroll, payroll-related and consulting expenses;

•	$6.6 million in depreciation and amortization associated primarily with our growth in store locations and information technology infrastructure;

•	$6.4 million in advertising and marketing expenses;

•	$1.3 million related to lease termination actions;

•	$1.3 million for severance and related costs due to our workforce reduction;

Decreases

•	$9.6 million of expenses incurred last year related to our Direct channel stabilization efforts; and

•

$8.9 million in catalog paper, postage and printing costs due to a decrease in pages circulated and other initiatives as a result of our ongoing evaluation of our circulation strategies. The number of catalog pages circulated in fiscal 2009 decreased 29% from last year.

As a percentage of revenues, selling, general and administrative expenses decreased to 30.7% in fiscal 2009 from 32.1% in fiscal 2008, primarily due to the above mentioned items.

Interest Expense, Net

Interest expense, net of interest income, decreased $0.5 million to $5.4 million in fiscal 2009 from $5.9 million in fiscal 2008 due primarily to declining interest rates. The decline in interest expense includes: (1) a decrease of $2.9 million in interest on the Term loan, offset by (2) a decrease of $1.7 million of interest income and (2) an increase of $0.7 million in amortization of deferred financing costs as a result of our voluntary prepayment in January 2010 under the Term Loan.

Provision for Income Taxes

The effective tax rate was 40.1% in fiscal 2009 compared to 40.4% in fiscal 2008.

Net Income

Net income increased $69.3 million to $123.4 million in fiscal 2009 from $54.1 million in fiscal 2008. This increase was due to a $140.3 million increase in gross profit and a $0.5 million decrease in interest expense, offset by a $25.7 million increase in selling, general and administrative expenses and a $45.9 million increase in the provision for income taxes.

Fiscal 2008 Compared to Fiscal 2007

	Fiscal Year Ended				Variance
	January 31, 2009 (Fiscal 2008)		February 2, 2008 (Fiscal 2007)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentages
Revenues	$1,427.9	100.0%	$1,334.7	100.0%	$93.2	7.0%
Gross profit	555.4	38.9	588.5	44.1	(33.1)	(5.6)
Selling, general & administrative expenses	458.7	32.1	416.1	31.2	42.6	10.3
Income from operations	96.7	6.8	172.5	12.9	(75.8)	(43.9)
Interest expense, net	5.9	0.4	11.2	0.8	(5.3)	(47.1)
Provision (benefit) for income taxes	36.6	2.6	64.2	4.8	(27.6)	(42.9)
Net income	$54.1	3.8%	$97.1	7.3%	$(43.0)	(44.3)%

Revenues

Revenues in fiscal 2008 increased by $93.2 million, or 7.0%, to $1,427.9 million from $1,334.7 million in fiscal 2007. The increase in revenues for fiscal 2008 resulted from the additional number of store locations compared to the prior year and the increase in Direct sales, partially offset by decreased comparable store sales. We believe the increase in revenues is due to the continuing appeal of our expanded product line in both Stores and Direct and our continuing commitment to customer service. Given the overall macroeconomic environment during the second half of fiscal 2008, we saw a notable softening of the sales trend, especially during the fourth quarter, in both stores and Direct, which contributed to the decreased comparable store sales.

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

Gross Profit

In fiscal 2008, gross profit decreased by $33.1 million, or 5.6%, to $555.4 million from $588.5 million in fiscal 2007. This increase resulted from the following factors:

(Dollars in millions)
Increase in revenues	$51.5
Decrease in merchandise margin	(60.1)
Increase in buying and occupancy costs	(24.5)

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

As a percentage of revenues, selling, general and administrative expenses increased to 32.1% in fiscal 2008 from 31.2% in fiscal 2007, resulting primarily from the fact that these expenses increased at a faster rate than revenues during fiscal 2008.

Interest Expense, Net

Interest expense, net decreased $5.3 million to $5.9 million in fiscal 2008 from $11.2 million in fiscal 2007. This decrease primarily reflects our lower average outstanding debt in fiscal 2008 resulting from voluntary prepayments under the Term Loan and declining interest rates.

A summary of the components of interest expense, net is as follows:

	Year Ended
(Dollars in millions)	January 31, 2009	February 2, 2008
Interest expense related to:
Term Loan	$5.0	$11.8
Other	0.7	1.1
Amortization of deferred financing costs	2.2	2.3

Total interest expense	7.9	15.2
Interest income	(2.0)	(4.0)

Interest expense, net	$5.9	$11.2

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

Operating Activities

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
	(in millions)
Net income	$123.4	$54.1	$97.1
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	51.8	44.1	34.1
Amortization of deferred financing costs	2.9	2.2	2.3
Deferred income taxes	(6.7)	13.0	8.1
Excess tax benefit from share based compensation	(7.1)	(13.5)	(22.2)
Share based compensation	12.8	8.4	7.0
Changes in inventories	(3.2)	(28.5)	(17.9)
Changes in accounts payable and other current liabilities	30.8	10.9	38.2
Changes in other operating assets and liabilities	27.6	4.7	21.5

Net cash provided by operations	$232.3	$95.4	$168.2

Cash provided by operating activities in fiscal 2009 was $232.3 million and consisted of (i) net income of $123.4 million, (ii) adjustments to net income of $53.7 million, and (iii) changes in operating assets and liabilities of $55.2 million due primarily to increases in accounts payable and accrued incentive compensation; and a decrease in prepaid income taxes.

Cash provided by operating activities in fiscal 2008 was $95.4 million and consisted of (i) net income of $54.1 million, (ii) adjustments to net income of $54.2 million, offset by (iii) changes in operating assets and liabilities of $12.9 million due primarily to increases in inventories and accounts payable resulting primarily from additional stores.

Cash provided by operating activities in fiscal 2007 was $168.2 million and consisted of (i) net income of $97.1 million, (ii) adjustments to net income of $29.3 million and (iii) changes in operating assets and liabilities of $41.8 million due primarily to increases in inventories and accounts payable resulting from anticipated sales increases.

Investing Activities

Capital expenditures were $44.7 million, $77.5 million, and $80.6 million in fiscal 2009, fiscal 2008, and fiscal 2007, respectively. Capital expenditures for the opening of new stores were $20.0 million, $41.7 million, and $38.3 million in fiscal 2009, fiscal 2008, and fiscal 2007, respectively. The remaining capital expenditures in each period were for store renovation and refurbishment programs, and investments in information systems and distribution center initiatives as well as general corporate purposes. In light of unfavorable economic conditions we have slowed the pace of our store expansion for fiscal 2010. Capital expenditures are planned at approximately $55 million for fiscal year 2010, including $16 million for new stores and $20 million for information technology enhancements and the remainder for store renovations and refurbishments, office space improvements and general corporate purposes.

Financing Activities

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
	(in millions)
Repayment of debt	$(50.8)	$(25.0)	$(75.0)
Proceeds from share based compensation plans	8.5	9.0	9.6
Excess tax benefit from share based compensation	7.1	13.5	22.2
Repurchase of common stock	(0.8)	(0.4)	(0.5)
Costs incurred in connection with amended and restated credit agreement	—	—	(1.3)

Net cash used in financing activities	$(36.0)	$(2.9)	$(45.0)

Cash used in financing activities was $36.0 million in fiscal 2009 resulting from the voluntary prepayment on the Term Loan, offset primarily by proceeds and tax benefits from share based compensation plans.

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

Credit Facilities

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

There was $194.4 million available in borrowings under the Credit Facility at January 30, 2010. There were no borrowings outstanding during fiscal 2009, 2008 or 2007.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $12.4 million and availability was $22.6 million at January 30, 2010 under this facility.

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

The Company is required to make the following annual principal payments based upon certain conditions as set forth in the Term Loan: (i) 1% per annum of the original principal balance of the Term Loan due in quarterly installments and (ii) an amount equal to 50% of excess cash flow, as defined in the agreement, due within 90 days of the fiscal year-end. The Company made aggregate voluntary prepayments of $50.0 million and $25.0 million in fiscal 2009 and 2008, respectively.

As of January 30, 2010, the amount outstanding under the Term Loan was $49.2 million. As a result of the $50.0 million voluntary prepayment made in January 2010, no principal payments are required under the Term Loan in fiscal 2010. Borrowings bear interest, at our option, at the base rate plus a margin of 0.75% or at LIBOR plus a margin of 1.75% per annum. All borrowings will mature on May 15, 2013.

Outlook

Our short-term and long-term liquidity needs arise primarily from capital expenditures associated with our growth strategy, principal and interest payments on our indebtedness and working capital requirements. Management anticipates that capital expenditures in fiscal 2010 will be approximately $55 million, primarily for opening new stores, information technology enhancements, store renovations and refurbishments, office space improvements and general corporate purposes. As of January 30, 2010, we were permitted to borrow $194.4 million under the Credit Facility. Our annual debt service obligations will change by $0.5 million per year for each 1.0% change in the average interest rate we pay based on the $49.2 million balance of variable interest rate debt outstanding at January 30, 2010. Management believes that our current balances of cash and cash equivalents, cash flow from operations and availability under the Credit Facility will be adequate to finance working capital needs, planned capital expenditures and debt service obligations for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under our debt agreements depends on our future financing activities, our future operating performance and our future cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit as required to secure certain of our obligations, including insurance programs and duties related to import purchases. As of January 30, 2010, we had the following obligations under letters of credit in future periods.

Letters of Credit	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Standby	$5.6	$5.6	$—	$—	$—
Documentary	12.4	12.4	—	—	—

	$18.0	$18.0	$—	$—	$—

Contractual Obligations

The following table summarizes our contractual obligations as of January 30, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Term Loan(1)	$49.2	$—	$1.0	$48.2	$—
Interest on long term debt(2)
Operating lease obligations(3)	582.8	92.0	163.6	124.0	203.2
Liabilities associated with uncertain tax positions(4)
Purchase obligations:
Inventory commitments	344.7	344.7	—	—	—
Employment agreements	5.1	2.2	2.8	0.1	—
Other	7.7	1.5	3.2	3.0	—

Total purchase obligations	357.5	348.4	6.0	3.1	—

Total	$989.5	$440.4	$170.6	$175.3	$203.2

(1)	Mandatory principal payment requirements are based on, among other things, 1% of original principal balance and annual excess cash flows as defined and subject to certain conditions. As of January 30, 2010, the amount outstanding under the Term Loan is $49.2 million. As a result of the $50 million voluntary prepayment made in January 2010, no principal payments are required under the Term Loan in fiscal 2010.
(2)	The Term Loan bears interest at a floating rate of LIBOR + 1.75% or the base rate + 0.75%. As of January 30, 2010, annual interest expense related to the Term Loan is expected to be approximately $1.0 million.
(3)	Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Operating lease obligations do not include common area maintenance, insurance, taxes and other occupancy costs, which constitute approximately 50% of the minimum lease obligations.

(4)	As of January 30, 2010, the Company has recorded $10.5 million in liabilities associated with uncertain tax positions, which are included in other liabilities on the consolidated balance sheet. While these tax liabilities may result in future cash outflows, management cannot make reliable estimates of the cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant.

Recent Accounting Pronouncements

We adopted an accounting standard which codified authoritative generally accepted accounting principles, or GAAP, into one source. SEC rules and interpretive releases also continue to be sources of authoritative GAAP for SEC registrants. The adoption of this standard resulted in the incorporation of plain English to describe accounting standards, but did not have an impact on our financial condition or results of operations.

We adopted an accounting standard which formalizes the recognition, nonrecognition and disclosure requirements of subsequent events. The adoption of this standard did not have an impact on our financial condition or results of operations.

We adopted an accounting standard that provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The standard includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this standard did not have an impact on our financial condition or results of operations.

We adopted an accounting standard that requires disclosure about the fair value of financial instruments for interim and annual reporting periods. See Note 12, Fair Value Measurements, for additional required disclosures.

We adopted an accounting standard with respect to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. See Note 12, Fair Value Measurements, for additional required disclosures.

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

Revenue Recognition

•

We recognize Store sales at the time of sale, and Direct sales at the time merchandise is shipped to customers. Amounts billed to customers for shipping and handling of phone and Internet sales are classified as other revenues and recognized at the time of shipment. We must make estimates of future sales returns related to current period sales. Management analyzes historical returns, current economic trends and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns.

•

In fiscal 2008 and 2007, we licensed our J.Crew trademark and know-how to Itochu Corporation in Japan for which we received royalty fees based on a percentage of sales. The licensing agreement expired in January 2009. In fiscal 2008 and 2007, we deferred recognition of advance royalty payments and recognized royalty revenue when sales entitling us to royalty revenue occurred.

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

Inventory Valuation

Merchandise inventories are carried at the lower of average cost or market value. We capitalize certain design, purchasing and warehousing costs in inventory. We evaluate all of our inventories to determine excess inventories based on estimated future sales. Excess inventories may be disposed of through our factory stores, Internet clearance sales and other liquidations. Based on historical results experienced through various methods of disposition, we write down the carrying value of inventories that are not expected to be sold at or above cost. Additionally, we reduce the cost of inventories based on an estimate of lost or stolen items each period.

Deferred Catalog Costs

The costs associated with direct response advertising, which consist primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream of the catalog mailings, which we currently estimate to be approximately two months. The expected future revenue stream is determined based on historical revenue trends developed over an extended period of time. If the current revenue streams were to diverge from the expected trend, our amortization of deferred catalog costs would be adjusted accordingly.

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

Income Taxes

An asset and liability method is used to account for income taxes. Deferred tax assets and deferred tax liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred taxes are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred taxes are certain judgments and interpretations of enacted tax law and published guidance.

Management believes it is more likely than not that forecasted income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, a valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined unrealizable, any valuation allowance would be reversed into income in the period such determination is made. In addition, the calculation of current and deferred taxes involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectation could have a material impact on the Company’s results of operations and financial position.

With respect to uncertain tax positions that the Company has taken or expects to take on a tax return, we recognize in our financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized from uncertain positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon effective settlement.

Share Based Compensation

The fair value of employee share-based awards, including stock options, restricted stock, and associate stock purchase plans, is recognized as compensation expense in the statement of operations. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividend yield. Upon grant of awards, we also estimate an amount of forfeitures that will occur prior to vesting. If actual forfeitures differ significantly from the estimates, share-based compensation expense could be materially impacted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility and Term Loan carry floating rates of interest that are a function of prime rate or LIBOR. A one percentage point change in the interest rate on our variable rate debt would result in a change in income before taxes of approximately $100,000 for each $10.0 million of borrowings under the Credit Facility and approximately $0.5 million for the $49.2 million of borrowings under the Term Loan.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Index to Financial Statements”, which is located on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2010 and concluded that it is effective. The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report appears herein on page F-3.

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

The information set forth in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

In 2009, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(A) of the New York Stock Exchange’s Listed Company Manual.

ITEM 11.	EXECUTIVE COMPENSATION.

The information set forth in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of management as set forth in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement for the 2010 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

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

J.CREW GROUP, INC.

Date: March 19, 2010	By:	/s/ MILLARD DREXLER
Millard Drexler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 19, 2010.

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

J.Crew Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J.Crew Group, Inc.:

We have audited the accompanying consolidated balance sheets of J.Crew Group, Inc. and subsidiaries (“Group”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Group as of January 30, 2010 and January 31, 2009 and the results of its operations and its cash flows for each of the years in the three-year period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Group’s internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 19, 2010 expressed an unqualified opinion on the effectiveness of Group’s internal control over financial reporting

As discussed in Note 13 to the consolidated financial statements, Group changed its method of accounting for uncertainty in income taxes in the year ended February 2, 2008 due to the adoption of an accounting standard.

/s/ KPMG LLP

New York, New York

March 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J.Crew Group, Inc.:

We have audited J.Crew Group, Inc. and subsidiaries’ (“Group”) internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Group maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2010, and our report dated March 19, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 19, 2010

J.CREW GROUP, INC.

Consolidated Balance Sheets

(in thousands, except shares)

	January 30, 2010	January 31, 2009
Assets
Cash and cash equivalents	$298,107	$146,430
Merchandise inventories	190,231	187,044
Prepaid expenses and other current assets	29,522	34,926
Prepaid income taxes	1,455	23,116

Total current assets	519,315	391,516

Property and equipment—at cost	348,584	344,952
Less accumulated depreciation and amortization	(153,969)	(143,277)

	194,615	201,675

Deferred income taxes, net	14,851	8,862
Other assets	9,777	11,756

Total assets	$738,558	$613,809

Liabilities and Stockholders’ Equity
Accounts payable	$127,733	$119,719
Other current liabilities	106,652	83,889
Deferred income taxes, net	958	4,049
Current portion of long-term debt	—	800

Total current liabilities	235,343	208,457
Long-term debt	49,229	99,200
Deferred credits	67,646	73,815
Other liabilities	10,462	7,388

Total liabilities	362,680	388,860

Stockholders’ equity:
Common stock $.01 par value; authorized 200,000,000 shares; issued 65,069,863 and 63,791,590 shares; outstanding 63,778,998 and 62,529,563 shares	649	637
Additional paid-in capital	613,383	585,003
Accumulated deficit	(233,731)	(357,091)
Treasury stock, at cost (1,290,865 and 1,262,027 shares held)	(4,423)	(3,600)

Total stockholders’ equity	375,878	224,949

Total liabilities and stockholders’ equity	$738,558	$613,809

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Operations

(in thousands, except share data)

	Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Revenues:
Net sales	$1,539,118	$1,383,200	$1,292,254
Other	38,924	44,770	42,469

Total Revenues	1,578,042	1,427,970	1,334,723
Cost of goods sold, including buying and occupancy costs	882,385	872,547	746,180

Gross profit	695,657	555,423	588,543
Selling, general and administrative expenses	484,396	458,738	416,064

Income from operations	211,261	96,685	172,479
Interest expense-net of interest income of $310; $2,037 and $4,043	5,384	5,940	11,224

Income before income taxes	205,877	90,745	161,255
Provision for income taxes	82,517	36,628	64,180

Net income	$123,360	$54,117	$97,075

Net income per share:
Basic	$1.97	$0.88	$1.61

Diluted	$1.91	$0.85	$1.52

Weighted average shares outstanding:
Basic	62,583	61,687	60,346

Diluted	64,714	64,027	63,748

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders’ equity
	Shares	Amount
Balance as of February 3, 2007	61,114,458	$611	$515,348	$(507,653)	$(2,686)	$5,620
Adoption of an accounting standard for uncertainty in income taxes	—	—	—	(630)	—	(630)
Net income	—	—	—	97,075	—	97,075
Issuance of restricted stock	325,000	3	(3)	—	—	—
Net settlement of vested restricted stock	—	—	—	—	(539)	(539)
Forfeiture of restricted stock	(90,734)	(1)	1	—	—	—
Stock based compensation	—	—	6,975	—	—	6,975
Issuance of common stock under ASPP	53,893	1	1,819	—	—	1,820
Exercise of stock options	1,421,323	14	7,810	—	—	7,824
Excess tax benefit from exercise of stock options	—	—	22,177	—	—	22,177

Balance as of February 2, 2008	62,823,940	628	554,127	(411,208)	(3,225)	140,322

Net income	—	—	—	54,117	—	54,117
Issuance of restricted stock	14,994	—	—	—	—	—
Net settlement of vested restricted stock	—	—	—	—	(375)	(375)
Forfeiture of restricted stock	(56,131)	(1)	1	—	—	—
Stock based compensation	—	—	8,405	—	—	8,405
Issuance of common stock under ASPP	111,215	1	1,539	—	—	1,540
Exercise of stock options	897,572	9	7,430	—	—	7,439
Excess tax benefit from exercise of stock options	—	—	13,501	—	—	13,501

Balance as of January 31, 2009	63,791,590	637	585,003	(357,091)	(3,600)	224,949

Net income	—	—	—	123,360	—	123,360
Issuance of restricted stock	341,247	3	(3)	—	—	—
Net settlement of vested restricted stock	—	—	—	—	(823)	(823)
Forfeiture of restricted stock	(5,000)	—	—	—	—	—
Stock based compensation	—	—	12,770	—	—	12,770
Issuance of common stock under ASPP	132,389	1	1,732	—	—	1,733
Exercise of stock options	809,637	8	6,772	—	—	6,780
Excess tax benefit from exercise of stock options	—	—	7,109	—	—	7,109

Balance as of January 30, 2010	65,069,863	$649	$613,383	$(233,731)	$(4,423)	$375,878

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands, except shares)

	Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Cash flows from operating activities:
Net income	$123,360	$54,117	$97,075
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	51,765	44,143	34,140
Amortization of deferred financing costs	2,942	2,150	2,319
Deferred income taxes	(6,739)	12,993	8,066
Share based compensation	12,770	8,405	6,975
Excess tax benefit from share based compensation	(7,109)	(13,501)	(22,177)
Changes in operating assets and liabilities:
Merchandise inventories	(3,187)	(28,519)	(17,855)
Prepaid expenses and other current assets	5,404	(1,633)	(2,565)
Other assets	(963)	88	(1,475)
Accounts payable and other liabilities	24,608	17,132	43,341
Federal and state income taxes	29,503	(15)	20,386

Net cash provided by operating activities	232,354	95,360	168,230

Cash flow from investing activities:
Capital expenditures	(44,705)	(77,526)	(80,618)

Cash flow from financing activities:
Proceeds from share-based compensation plans	8,513	8,960	9,644
Excess tax benefit from share-based compensation	7,109	13,501	22,177
Costs incurred in connection with amended and restated credit agreement	—	—	(1,284)
Repayments and redemption of long-term debt	(50,771)	(25,000)	(75,000)
Repurchase of common stock	(823)	(375)	(539)

Net cash used in financing activities	(35,972)	(2,914)	(45,002)

Increase in cash and cash equivalents:	151,677	14,920	42,610
Cash and cash equivalents at beginning of year	146,430	131,510	88,900

Cash and cash equivalents at end of year	$298,107	$146,430	$131,510

Supplemental cash flow information:
Income taxes paid	$69,053	$32,492	$35,789

Interest paid	$2,051	$5,199	$11,600

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

(Dollars in thousands, unless otherwise indicated)

1. Nature of Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements presented herein are J.Crew Group, Inc. and its wholly-owned subsidiaries (collectively, the Company or Group), which consist of the accounts of J.Crew Group, Inc. and its wholly owned subsidiaries, including J.Crew Operating Corp. (Operating).

All significant intercompany balances and transactions are eliminated in consolidation.

(b) Business

The Company designs, contracts for the manufacture of, markets and distributes women’s, men’s and children’s apparel, shoes and accessories under the J.Crew, crewcuts and Madewell brand names. The Company’s products are marketed primarily in the United States through various channels of distribution, including retail and factory stores, catalogs, and the Internet.

The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its revenues generally to be lower in the first and second quarters than in the third and fourth quarters (which includes the holiday season) of each fiscal year.

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

(c) Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years 2009, 2008 and 2007 ended on January 30, 2010, January 31, 2009 and February 2, 2008, respectively, and consisted of 52 weeks.

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

(e) Revenue Recognition

Revenue is recognized for phone and Internet sales when merchandise is shipped to customers and at the time of sale for store sales. Shipping terms for phone and Internet sales are FOB shipping point, and title passes to the customer at the time and place of shipment. Prices for all merchandise are listed in the Company’s catalogs and website and are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return. The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. The Company presents taxes collected from customers and remitted to governmental authorities on a net basis in the Consolidated Statements of Operations.

A liability is recognized at the time a gift card is sold, and revenue is recognized at the time the gift card is redeemed for merchandise. Revenue is deferred and a liability is recognized for gift cards issued in connection with our customer loyalty program. Any unredeemed loyalty gift cards are recognized as income in the period in which they expire.

Other revenues include the estimated amount of unredeemed gift card liability based on Company specific historical trends, which amounted to $2,931, $2,954 and $1,922 in fiscal years 2009, 2008 and 2007, respectively.

Amounts billed to customers for shipping and handling fees related to phone and Internet sales are included in other revenues at the time of shipment.

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

(g) Advertising and Catalog Costs

Direct response advertising, which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. Amortization of capitalized advertising costs is computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which is approximately two months. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 30, 2010 and January 31, 2009 were $5,403 and $7,996 respectively. Catalog costs, which are reflected in selling, general and administrative expenses, for the fiscal years 2009, 2008 and 2007, were $42,111, $51,746 and $45,652 respectively.

All other advertising costs, which are expensed as incurred, for the fiscal years 2009, 2008 and 2007 were $14,700, $8,763 and $6,665, respectively.

(h) Deferred Rent and Lease Incentives

Rental payments under operating leases are charged to expense on a straight-line basis after consideration of rent holidays, step rent provisions and escalation clauses. Differences between rental expense and actual rental payments are recorded as deferred rent and included in deferred credits. Rent expense is recognized from the date of possession.

The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $42,110 and $49,168 at January 30, 2010 and January 31, 2009, respectively.

(i) Stock Based Compensation

The fair value of employee share-based awards, including stock options, time and performance based restricted stock, and associate stock purchase plans, is recognized as compensation expense on a straight line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividend yield. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting.

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

(k) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. Charges for impairment for the fiscal years 2009 and 2008 were $2,704 and $2,652, respectively. There were no charges for impairment in fiscal year 2007.

(l) Income Taxes

The Company accounts for income taxes using an asset and liability method. Deferred tax assets and deferred tax liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred taxes are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The provision for income taxes includes taxes currently payable and deferred taxes resulting from the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities.

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

With respect to uncertain tax positions taken or expects to take on a tax return, the Company recognizes in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized from uncertain positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon effective settlement.

It is the Company’s policy to recognize interest income and expense related to income taxes as a component of interest expense, and penalties as a component of selling, general and administrative expenses.

(m) Segment Information

The Company operates in one reportable business segment. All of the Company’s identifiable assets are located in the United States. Export sales are not significant.

(n) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $282,078 and $132,402 at January 30, 2010 and January 31, 2009, respectively, are stated at cost, which approximates market value.

(o) Operating Expenses

Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations and all shipping and handling and delivery costs associated with our Direct business.

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, administrative payroll, store expenses other than occupancy costs, depreciation and amortization, certain warehousing expenses (aggregating to $24,661, $30,343, and $22,078 for fiscal years 2009, 2008, and 2007, respectively) and credit card fees.

(p) Debt Issuance Costs

Debt issuance costs (included in other assets) are amortized over the term of the related debt agreements and are included in interest expense-net.

(q) Store Pre-opening Costs

Costs associated with the opening of new stores are expensed as incurred.

(r) Income / (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Common shares outstanding included common stock and restricted stock shares for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share includes the determinants of basic income per share and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock shares for which future service is required as a condition to the delivery of the underlying common stock.

(s) Reclassification

Certain prior year amounts have been reclassified to conform with current year’s presentation.

2. Share Based Compensation

At January 30, 2010, the Company has five share-based compensation plans, which are described below:

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

Amended and Restated 2007 Associate Stock Purchase Plan

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

Amended and Restated 2008 Equity Incentive Plan

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

Accounting for Share-Based Payments

The fair value of employee share-based awards, including stock options, time and performance based restricted stock, and associate stock purchase plans, is recognized as compensation expense on a straight line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividend yield. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. Total share based compensation expense was $12.8 million, $8.4 million and $7.0 million for fiscal 2009, 2008, and 2007, respectively.

The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	2009	2008	2007
Risk-free interest rates(1)	1.7%	3.1%	4.6%
Dividend yield	—	—	—
Expected volatility(2)	62.4%	44.7%	40.0%
Weighted-average expected term(3) (in years)	5.0	5.1	5.4

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	In 2006, volatility was based on average volatility of stock prices of companies in a peer group analysis. Beginning in July 2007, the first anniversary of the Company’s initial public offering, volatility has been based on the historical volatility of the Company’s stock price, implied volatility of publicly traded options on the Company’s stock and the average volatility of the stock prices of a peer group.
(3)	Represents the period of time options are expected to be outstanding.

As of January 30, 2010, there was $26.4 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 3.4 years. The weighted-average grant-date fair value of options granted was $9.31, $12.18 and $17.94 for fiscal 2009, 2008 and 2007, respectively. The aggregate intrinsic value of stock options exercised was $20.0 million, $30.4 million and $52.5 million for fiscal 2009, 2008 and 2007, respectively.

The following table summarizes stock option activity for fiscal 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 31, 2009	7,540	$15.91
Granted	1,358	$17.42
Exercised	(810)	$8.37
Forfeited	(111)	$28.76

Outstanding at January 30, 2010	7,977	$16.73	4.7	$180.5

Exercisable at January 30, 2010	4,730	$10.52	4.2	$136.2

Expected to vest at January 30, 2010	2,955	$25.78	5.4	$40.3

The following table summarizes information about unvested options for fiscal 2009:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at January 31, 2009	2,640	$11.87
Granted	1,358	$9.31
Vested	(664)	$5.74
Forfeited	(87)	$13.81

Unvested at January 30, 2010	3,247	$12.01

The following table summarizes information about stock options outstanding as of January 30, 2010:

	Outstanding		Weighted Average Remaining Contractual Term (in years)	Exercisable
Exercise Price Range	Number of options	Weighted Average Exercise price		Number of options	Weighted Average Exercise price
	(in thousands)			(in thousands)
$3.53 – $4.41	761	$3.53	3.4	761	$3.53
$5.17 – $10.76	1,974	$7.62	4.4	1,959	$7.62
$11.58 – $18.19	3,027	$14.29	5.1	1,727	$12.91
$20.00 – $55.72	2,215	$32.73	4.9	283	$34.96

$3.53 – $55.72	7,977	$16.73	4.7	4,730	$10.52

The Company issues new shares upon the exercise of stock options. Cash received from share based compensation plans was $8.5 million, $9.0 million and $9.6 million for fiscal 2009, 2008, and 2007, respectively.

Certain employees and directors have been awarded restricted stock, which vests over a period of two to five years, under the 2003 Plan, 2005 Plan, and the 2008 Plan. Compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense associated with restricted stock was $3.7 million, $1.9 million, and $1.3 million for fiscal 2009, 2008, and 2007 respectively. As of January 30, 2010, there was $6.8 million of unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over the remaining weighted-average vesting period of 1.9 years. The total intrinsic value of restricted shares vested during fiscal 2009, 2008, and 2007 was $4.5 million, $7.0 million, and $6.6 million, respectively.

In 2007, the Company granted market based restricted stock that vests if a certain predefined shareholder return threshold is met within a set performance period from the grant date. The fair value of market based awards was estimated at the date of grant using a Monte Carlo Simulation valuation model with the following weighted average assumptions:

Risk-free interest rates(1)	4.4%
Dividend yield	—
Expected volatility(2)	41.2%
Weighted-average performance period (in years)	3

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	In 2006, volatility was based on average volatility of stock prices of companies in a peer group analysis. Beginning in July 2007, the first anniversary of the Company’s initial public offering, volatility has been based on the historical volatility of the Company’s stock price, implied volatility of publicly traded options on the Company’s stock and the average volatility of the stock prices of a peer group.

The following table summarizes restricted share activity for fiscal 2009:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Outstanding at January 31, 2009	429	$17.69
Granted	341	$18.34
Vested	(167)	$7.56
Forfeited	(5)	$47.65

Outstanding at January 30, 2010	598	$20.64

Shares available for the issuance of stock options or other stock based awards under our share-based compensation plans were 198,500 at January 30, 2010.

3. Property and Equipment

Property and equipment, net consists of:

	January 30, 2010	January 31, 2009
Land	$1,710	$1,710
Buildings and improvements	12,781	15,465
Fixtures and equipment	109,820	104,242
Leasehold improvements	210,518	206,362
Construction in progress	13,755	17,173

	348,584	344,952
Less accumulated depreciation and amortization	(153,969)	(143,277)

	$194,615	$201,675

4. Other Current Liabilities

Other current liabilities consist of:

	January 30, 2010	January 31, 2009
Customer liabilities	$32,974	$28,214
Taxes, other than income taxes	6,770	9,137
Accrued occupancy	2,793	2,648
Reserve for sales returns	8,300	5,942
Accrued compensation	19,012	5,877
Other	36,803	32,071

	$106,652	$83,889

5. Credit Agreements

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

There was $194.4 million available for borrowings under the Credit Facility at January 30, 2010. There were no borrowings outstanding under the Credit Facility during fiscal 2009, 2008 or 2007.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with The Hong Kong and Shanghai Banking Corporation Limited that provides for the issuance of up to $35.0 million of documentary letters of credit on a no fee basis. Outstanding documentary letters of credit were $12.4 million and availability under this facility was $22.6 million at January 30, 2010.

Outstanding letters of credit under our facilities established primarily to facilitate international merchandise purchases at January 30, 2010 and January 31, 2009 amounted to $12.4 million and $19.5 million respectively.

6. Long-Term Debt

Long-term debt consists of the following:

	January 30, 2010	January 31, 2009
Term Loan	$49,229	$100,000
Less current portion	—	(800)

Long-term debt	$49,229	$99,200

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

The Company is required to make the following annual principal payments based upon certain conditions as set forth in the Term Loan: (i) 1% per annum of the original principal balance of the Term Loan due in quarterly installments and (ii) an amount equal to 50% of excess cash flow, as defined in the agreement, due within 90 days of the fiscal year-end. The Company made aggregate voluntary prepayments of $50.0 and $25.0 million in fiscal 2009 and 2008, respectively.

7. Income per Share

The calculation of basic net income per share and diluted net income per share is presented below:

	2009	2008	2007
	($ in thousands, except per share amounts)
Net income	$123,360	$54,117	$97,075

Income per Share:
Basic	$1.97	$0.88	$1.61

Diluted	$1.91	$0.85	$1.52

Weighted average common shares outstanding:
Basic	62,583	61,687	60,346

Diluted	64,714	64,027	63,748

The number of potentially dilutive securities excluded from the calculation of diluted earnings per share were as follows:

	2009	2008	2007
	(amounts in thousands)
Stock options	2,116	2,225	87
Unvested shares of restricted stock	5	18	—

	2,121	2,243	87

8. Commitments and Contingencies

(a) Operating Leases

As of January 30, 2010, the Company was obligated under various long-term operating leases for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals.

These operating leases expire on varying dates through 2023. At January 30, 2010 aggregate minimum rentals are as follows:

Fiscal year	Amount
2010	$91,974
2011	$86,627
2012	$76,956
2013	$65,001
2014	$58,965
Thereafter	$203,248

Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

Rent expense for fiscal 2009, 2008 and 2007 was $85,771, $74,922 and $62,662 respectively, including contingent rent, based on store sales, of $4,305, $4,070 and $4,186, respectively.

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

9. Employee Benefit Plan

The Company has a 401(K) Savings Plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company’s contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the 401(K) Savings Plan were $962, $3,019 and $2,520 for fiscal 2009, 2008 and 2007, respectively. The decrease in contributions was due to the Company suspending its 401(k) Savings Plan matching contribution in April 2009. The match was reinstated effective January 1, 2010.

10. License Agreement

The Company had a licensing agreement through January 2009 with Itochu Corporation, a Japanese trading company. The agreement permitted Itochu to distribute J.Crew merchandise in Japan. The Company earned royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 2008 and 2007 was $1,656 and $2,589, respectively.

11. Other Revenues

Other revenues consist of the following:

	2009	2008	2007
Shipping and handling fees	$35,887	$39,368	$37,958
Royalties	—	1,656	2,589
Other	3,037	3,746	1,922

	$38,924	$44,770	$42,469

12. Fair Value Measurements

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

Financial Assets and Liabilities

The Company does not have any financial assets or liabilities as of January 30, 2010 or January 31, 2009 that are measured in the financial statements at fair value on a recurring basis.

The fair value of the Company’s long-term debt is estimated to be approximately $47,260 and $83,000 at January 30, 2010 and January 31, 2009, respectively, and is based on quoted market prices of the debt (level 1 inputs). The carrying amounts of the Term Loan were $49,229 and $100,000 at January 30, 2010 and January 31, 2009, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

Non-financial Assets and Liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of January 30, 2010 or January 31, 2009 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	2009	2008	2007
Carrying value of certain long-lived assets written down to fair value	$2,704	$2,652	$—

Impairment charge	$2,704	$2,652	$—

13. Income Taxes

Group files a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state tax returns in required jurisdictions. Group and its subsidiaries have entered into a tax sharing agreement providing that each of the subsidiaries will reimburse Group for its share of income taxes based on the proportion of such subsidiaries’ tax liability on a separate return basis to the total tax liability of Group.

The following table summarizes the components of the provision for income taxes:

	Years Ended
(Dollars in millions)	January 30, 2010	January 31, 2009	February 2, 2008
Current:
Federal	$68.5	$19.0	$45.6
State and local	20.8	4.6	10.2
Foreign	—	—	0.3

	89.3	23.6	56.1

Deferred:
Federal	(6.6)	12.9	8.0
State and local	(0.1)	0.1	0.1

	(6.7)	13.0	8.1

Total	$82.6	$36.6	$64.2

The following table summarizes the principal reasons for the difference between the effective tax and the U.S. federal statutory income tax rate:

	Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	5.9	5.9	4.1
Other	(0.8)	(0.5)	0.7

Effective tax rate	40.1%	40.4%	39.8%

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are as follows:

(Dollars in millions)	January 30, 2010	January 31, 2009
Deferred tax assets:
Rent	$19.7	$19.8
Reserve for sales returns	3.3	2.4
Share-based payments	10.9	7.2
State taxes and interest	2.4	2.5
Other	3.4	3.2

	39.7	35.1
Deferred tax liabilities:
Prepaid catalog and other prepaid expenses	(8.7)	(9.2)
Difference in book and tax basis for property and equipment	(17.1)	(21.1)

	(25.8)	(30.3)

Net deferred income tax assets	$13.9	$4.8

Amounts included in consolidated balance sheets:
Non-current assets	$14.8	$8.9
Current liabilities	(0.9)	(4.1)

	$13.9	$4.8

Management believes that the net deferred tax asset balance of $13.9 million as of January 30, 2010 is more likely than not to be realized.

On February 4, 2007, the Company adopted an accounting standard that prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. The Company considers the technical merits of tax positions, and recognizes the impact of positions that meet a “more likely than not” threshold. As a result of this adoption, the Company recognized a $0.6 million net increase in unrecognized tax benefits with a corresponding decrease in retained earnings.

As of January 30, 2010, the Company has $10.5 million in liabilities associated with uncertain tax positions (including interest and penalties of $0.8 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $7.6 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

A reconciliation of unrecognized tax benefits is as follows:

(Dollars in millions)	Fiscal 2009	Fiscal 2008
Balance at beginning of fiscal year	$6.2	$6.6
Additions for tax positions taken during current year	4.5	1.2
Reductions for tax positions taken during prior years	(0.2)	(0.2)
Settlements	(0.4)	(0.1)
Expirations of statues of limitations	(0.4)	(1.3)

Balance at end of fiscal year	$9.7	$6.2

In fiscal 2009, audits for the tax years ended January 2004 through January 2006 were closed by the IRS. The results of these audits did not have a significant effect on the results of operations or financial position. In fiscal 2008, audits for the tax years ended January 2002 and January 2003 were closed by the IRS, and the Company collected $9.3 million of refundable income taxes including interest. Various state and local jurisdiction tax authorities are in the process of examining income tax returns of Group’s subsidiaries for various tax years ranging from 2001 to 2008. The results of these audits are not expected to have a significant effect on the results of operations or financial position.

14. Related Party Transaction

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

15. Recent Accounting Pronouncements

The Company adopted an accounting standard which codified authoritative generally accepted accounting principles, or GAAP, into one source. The adoption of this standard resulted in the incorporation of plain English to describe accounting standards, but did not have an impact on the financial condition or results of operations of the Company.

The Company adopted an accounting standard which formalizes the recognition, nonrecognition and disclosure requirements of subsequent events. The adoption of this standard did not have an impact on the financial condition or results of operations of the Company.

The Company adopted an accounting standard that provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The standard includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this standard did not have an impact on the financial condition or results of operations of the Company.

The Company adopted an accounting standard that requires disclosure about the fair value of financial instruments for interim and annual reporting periods. See Note 12, Fair Value Measurements, for additional required disclosures.

The Company adopted an accounting standard with respect to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. See Note 12, Fair Value Measurements, for additional required disclosures.

16. Quarterly Financial Information (Unaudited)

Summarized quarterly financial results for fiscal 2009 and fiscal 2008 follow:

(in thousands, except share related amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2009
Total revenues	$345,770	$357,555	$414,109	$460,608
Gross profit	145,937	147,228	200,427	202,067
Net income	$20,445	$18,610	$43,869	$40,436
Income per share:
Basic	$0.33	$0.30	$0.70	$0.64
Diluted	$0.32	$0.29	$0.67	$0.61
Weighted average common shares outstanding:
Basic	62,130	62,323	62,775	63,085
Diluted	63,319	64,326	65,223	65,882

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Fiscal 2008
Total revenues	$340,579	$336,275	$363,080	$388,036
Gross profit	159,887	137,732	150,868	106,936
Net income (loss)	$30,501	$18,123	$19,041	$(13,548)
Income (loss) per share:
Basic	$0.50	$0.29	$0.31	$(0.22)
Diluted	$0.48	$0.28	$0.30	$(0.22)
Weighted average common shares outstanding:
Basic	61,192	61,693	61,878	61,991
Diluted	64,076	64,346	64,078	61,991

(1)	The fourth quarter of fiscal 2008 reflects a reduction in gross profit primarily due to increased markdowns and promotional selling activities.

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
	(in thousands)
Inventory reserve
(deducted from merchandise inventories)
Year ended:
January 30, 2010	$8,913	$—	$—	$1,826	$7,087
January 31, 2009	7,966	947	—	—	8,913
February 2, 2008	7,698	268	—	—	7,966

Allowance for sales returns
(included in other current liabilities)
Year ended:
January 30, 2010	$5,942	$2,358	$—	$—	$8,300
January 31, 2009	7,140	—	—	1,198	5,942
February 2, 2008	6,221	919	—	—	7,140

(a)	The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period, inventory write-downs and sales returns are charged to the statement of operations as incurred.

EXHIBIT INDEX

Exhibit No.	Document
3.1	Certificate of Incorporation of J.Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	By-laws of J.Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Form of Specimen Common Stock Certificate of J.Crew Group, Inc. Incorporated by reference to Exhibit 4.1 to the S-1/A Registration Statement filed on June 22, 2006.

4.2	Stockholders’ Agreement, dated as of January 24, 2003, among J.Crew Group, Inc., TPG Partners II, L.P. and Millard Drexler. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 3, 2003.

4.3	Form of Amendment No. 1 to Stockholders Agreement, by and among J.Crew Group, Inc., Millard S. Drexler and each of TPG Partners II, L.P., TPG Parallel II, L.P., TPG Investors II, L.P. and TPG 1999 Equity II, L.P. Incorporated by reference to Exhibit 4.5(b) to the S-1/A Registration Statement filed on June 22, 2006.

Material Contracts

10.1	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”). Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on December 28, 2004.

10.2	Amendment No. 1, dated as of October 10, 2005, to the Credit Facility. Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on October 17, 2005.

10.3	Joinder Agreement between the Company and Wachovia Bank, National Association, as Agent under the Credit Facility, dated October 12, 2005. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 18, 2005.

10.4	Amendment No. 2, dated as of May 15, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, a national banking association, in its capacity as administrative agent and collateral agent for lenders (the “Agent”), and Amendment No. 1 to Guarantee, dated as of May 15, 2006, by the borrowers and guarantors in favor of the Agent. Incorporated by reference to Exhibit 10.1(c) to the S-1/A Registration Statement filed on May 16, 2006.

10.5	Amendment No. 3, dated as of May 15, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1(d) to the S-1/A Registration Statement filed on May 16, 2006.

10.6	Amendment No. 4, dated as of June 26, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2006.

Exhibit No.	Document
10.7	Amendment No. 5, dated as of July 10, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc., and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 13, 2006.

10.8	Amendment No. 6, dated as of November 7, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc., and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 9, 2006.

10.9	Second Amended and Restated Credit Agreement, dated as of May 4, 2007, among J.Crew Group, Inc. and certain subsidiaries of J.Crew Group, Inc., as borrowers and guarantors, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent (the “Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 9, 2007.

10.10	Amended and Restated Guaranty, dated as of May 4, 2007, by J.Crew Group, Inc. and certain subsidiaries of J.Crew Group, Inc., as guarantors, in favor of Citicorp USA, Inc., as administrative agent, each lender and each issuer under the Credit Agreement and certain other parties. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 9, 2007.

10.11	Amended and Restated Pledge and Security Agreement, dated as of May 4, 2007, by J.Crew Group, Inc. and certain subsidiaries of J.Crew Group, Inc., as grantors, in favor of Citicorp USA, Inc., as administrative agent. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 9, 2007.

10.12	Amended and Restated J.Crew Group, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended August 3, 2002.

10.13	J.Crew Group, Inc. 2003 Equity Incentive Plan (the “2003 Plan”). Incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended February 1, 2003.

10.14	Amendment No. 1 to the 2003 Plan. Incorporated by reference to Exhibit 10.4(b) to the Form 10-K for the fiscal year ended January 31, 2004.

10.15	Services Agreement, dated January 24, 2003, between the Company, Millard S. Drexler, Inc. and Millard S. Drexler. Incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended February 1, 2003.

10.16	Option Surrender Agreement, dated September 25, 2003, between the Company and Millard S. Drexler. Incorporated by reference to Exhibit 10.9(b) to the Form 10-K for the fiscal year ended January 31, 2004.

10.17	Trademark License Agreement by and among the Company, Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.18	Credit and Guaranty Agreement, dated as of May 15, 2006, by and among J.Crew Operating Corp., J.Crew Group, Inc. and certain subsidiaries of J.Crew Operating Corp. named as guarantors therein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, Bear Stearns Corporate Lending Inc., as syndication agent, and Wachovia Bank, National Association, as documentation agent (the “Credit and Guaranty Agreement”). Incorporated by reference to Exhibit 10.17 to the S-1/A Registration Statement filed on May 16, 2006.

10.19	Pledge and Security Agreement Term Loan Collateral, dated as of May 15, 2006, by and among J.Crew Operating Corp., J.Crew Group, Inc. and certain subsidiaries of J.Crew Operating Corp. named as grantors therein and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.18 to the S-1/A Registration Statement filed on May 16, 2006.

Exhibit No.	Document
10.20	Trademark Security Agreement, dated as of May 15, 2006, by and among J.Crew Inc. and J.Crew International, as grantors, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.19 to the S-1/A Registration Statement filed on May 16, 2006.

10.21	Copyright Security Agreement, dated as of May 15, 2006, by and between J.Crew International, as grantor, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.20 to the S-1/A Registration Statement filed on May 16, 2006.

10.22	Intercreditor Agreement, dated as of May 15, 2006, by and among J.Crew Operating Corp., J.Crew Group, Inc. and certain subsidiaries of J.Crew Operating Corp. named as guarantors in the Credit and Guaranty Agreement, Goldman Sachs Credit Partners L.P., in its capacity as administrative agent and collateral agent under the Credit and Guaranty Agreement, and Wachovia Bank, National Association, in its capacity as administrative agent and collateral agent under the Credit Facility. Incorporated by reference to Exhibit 10.21 to the S-1/A Registration Statement filed on May 16, 2006.

10.23	J.Crew Group, Inc. 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the S-8 Registration Statement filed on June 28, 2006.

10.24	Amendment No. 1, dated December 5, 2006, to the J.Crew Group, Inc. 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.27 to the Form 10-Q for the period ended October 28, 2006.

10.25	Stock option grant agreement, dated as of November 15, 2006, between J.Crew Group, Inc. and Tracy Gardner. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 17, 2006.

10.26	Stock option grant agreement, dated as of November 15, 2006, between J.Crew Group, Inc. and James Scully. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 17, 2006.

10.27	Standard form of Restricted Stock Grant Agreement (Time-Based Vesting). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 29, 2006.

10.28	Standard form of Restricted Stock Grant Agreement (Performance-Based Vesting). Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 29, 2006.

10.29	Standard form of Stock Option Grant Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 29, 2006.

10.30	Amended and Restated J.Crew Group, Inc. 2007 Associate Stock Purchase Plan. †

10.31	J.Crew Group, Inc. Amended and Restated 2008 Equity Incentive Plan (As of September 10, 2008). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 23, 2008.

10.32	Standard Form of Restricted Stock Grant Agreement (Time-Based Vesting). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 17, 2008.

10.33	Standard Form of Restricted Stock Grant Agreement (Performance-Based Vesting). Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 17, 2008.

10.34	Standard Form of Stock Option Grant Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 17, 2008.

10.35	Second Amended and Restated Employment Agreement by and among the Company, Operating and Millard S. Drexler dated as of October 20, 2005 and executed as of December 29, 2008. Incorporated by reference to Exhibit 10.36 to the Form 10-K filed on March 23, 2009.

Exhibit No.	Document
10.36	Amended and Restated Employment Agreement, dated March 14, 2008, between the Company and Tracy Gardner. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 19, 2008.

10.37	Amended and Restated Employment Agreement, dated September 10, 1008, between the Company and James Scully. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 11, 2008.

10.38	Amended and Restated Non-Disclosure, Non-Solicitation and Non-Competition Agreement, dated December 29, 2008, between the Company and Libby Wadle. Incorporated by reference to Exhibit 10.39 to the Form 10-K filed on March 23, 2009.

10.39	Amended and Restated Employment Agreement, dated December 17, 2008, between the Company and Jenna Lyons Mazeau. Incorporated by reference to Exhibit 10.40 to the Form 10-K filed on March 23, 2009.

10.40	Long term incentive agreement, dated April 24, 2006, between the Company and Jenna Lyons. Incorporated by reference to Exhibit 10.41 to the Form 10-K filed on March 23, 2009.

10.41	Special Bonus Agreement, dated October 26, 2009, between the Company and Jenna Lyons. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 29, 2009.

Other Exhibits

21.1	Subsidiaries of J.Crew Group, Inc.†

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.†

24.1	Power of Attorney†

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Filed herewith.
*	Furnished herewith.