Form 10-Q
period 2010-05-01
J CREW GROUP INC
filed 2010-06-02
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 14, 2010
Common Stock, $.01 par value per share	63,822,629 shares

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares)

	May 1, 2010	January 30, 2010
Assets
Cash and cash equivalents	$332,302	$298,107
Merchandise inventories	193,081	190,231
Prepaid expenses and other current assets	27,578	29,522
Prepaid income taxes	—	1,455

Total current assets	552,961	519,315

Property and equipment – at cost	355,665	348,584
Less accumulated depreciation and amortization	(165,679)	(153,969)

	189,986	194,615

Deferred income taxes, net	14,851	14,851
Other assets	9,969	9,777

Total assets	$767,767	$738,558

Liabilities and Stockholders’ Equity
Accounts payable	$105,354	$127,733
Other current liabilities	90,793	106,652
Federal and state income taxes	17,699	—
Deferred income taxes, net	958	958

Total current liabilities	214,804	235,343
Long-term debt	49,229	49,229
Deferred credits	66,508	67,646
Other liabilities	10,474	10,462

Total liabilities	341,015	362,680

Stockholders’ equity:
Common stock ($.01 par value; 200,000,000 shares authorized; 65,174,889 and 65,069,863 shares issued; 63,830,520 and 63,778,998 shares outstanding)	652	649
Additional paid-in capital	622,130	613,383
Accumulated deficit	(189,005)	(233,731)
Treasury stock, at cost (1,344,369 and 1,290,865 shares held)	(7,025)	(4,423)

Total stockholders’ equity	426,752	375,878

Total liabilities and stockholders’ equity	$767,767	$738,558

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Thirteen weeks ended
	May 1, 2010	May 2, 2009
Revenues:
Net sales	$404,336	$336,086
Other	9,543	9,684

Total revenues	413,879	345,770
Cost of goods sold, including buying and occupancy costs	211,281	199,833

Gross profit	202,598	145,937
Selling, general and administrative expenses	127,179	110,669

Income from operations	75,419	35,268
Interest expense – net	627	1,077

Income before income taxes	74,792	34,191
Provision for income taxes	30,066	13,746

Net income	$44,726	$20,445

Net income per share:
Basic	$0.71	$0.33

Diluted	$0.68	$0.32

Weighted average shares outstanding:
Basic	63,237	62,130

Diluted	66,053	63,319

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirteen weeks ended
	May 1, 2010	May 2, 2009
Cash flows from operating activities:
Net income	$44,726	$20,445
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	11,709	12,494
Amortization of deferred financing costs	226	336
Share-based compensation	3,574	2,625
Excess tax benefit from share-based compensation plans	(4,118)	(132)
Changes in operating assets and liabilities:
Merchandise inventories	(2,850)	(6,879)
Prepaid expenses and other current assets	1,944	4,180
Other assets	(418)	121
Accounts payable and other liabilities	(39,376)	(22,224)
Federal and state income taxes	23,284	13,331

Net cash provided by operating activities	38,701	24,297

Cash flow from investing activities:
Capital expenditures	(7,080)	(16,502)

Cash flows from financing activities:
Excess tax benefit from share-based compensation plans	4,118	132
Proceeds from share-based compensation plans	1,058	221
Repurchase of common shares	(2,602)	—

Net cash provided by financing activities	2,574	353

Increase in cash and cash equivalents	34,195	8,148
Cash and cash equivalents – beginning of period	298,107	146,430

Cash and cash equivalents – end of period	$332,302	$154,578

Supplemental cash flow information:
Income taxes paid	$6,856	$391

Interest paid	$254	$575

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen weeks ended May 1, 2010 and May 2, 2009

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of J.Crew Group, Inc. and its wholly owned subsidiaries (the “Company” or “Group”). All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheet as of May 1, 2010, the condensed consolidated statements of operations for the thirteen weeks ended May 1, 2010 and May 2, 2009, and the condensed consolidated statements of cash flows for the thirteen weeks ended May 1, 2010 and May 2, 2009 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles has been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the consolidated financial statements filed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (“fiscal 2009”).

The results of operations for the thirteen weeks ended May 1, 2010 are not necessarily indicative of the operating results for the full fiscal year.

2. Share–Based Compensation

A summary of the impact of share-based awards on financial condition and results of operations is as follows:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Share-based compensation(a )	$3,574	$2,625

Proceeds from exercise of stock options	$1,058	$221
Proceeds from issuance of common stock under ASPP	—	—

Total proceeds from share-based compensation plans (b)	$1,058	$221

Excess tax benefit from share-based compensation plans(b )	$4,118	$132

(a)	included in selling, general and administrative expenses
(b)	included in stockholders’ equity

During the first quarter of fiscal 2010, the Company issued 10,000 stock options with a weighted average grant date fair value of $22.16. These options become exercisable with a weighted average exercise price of $41.15 over the requisite service period. The Company also issued 22,000 service-based restricted shares with a weighted average grant date fair value of $43.99. There have been no significant changes subsequent to the end of fiscal 2009 in the methods or assumptions used to measure share-based awards.

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

IRS examinations for the tax year ended January 2006 and prior years have been completed and settled. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2002 to 2008. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thirteen weeks ended May 1, 2010 and May 2, 2009

(Dollars in thousands, unless otherwise indicated)

The Company has $10.5 million in unrecognized tax benefits, reflected in other liabilities, including interest and penalties. The amount, if recognized, that would affect the effective annual tax rate is $7.6 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. The outcome of tax matters is uncertain and unforeseen results can occur.

It is the Company’s policy to recognize interest income and expense related to income taxes as a component of interest expense, and penalties as a component of selling, general and administrative expenses. The amount of interest and penalties accrued at May 1, 2010 was $0.8 million.

4. Debt and Credit Agreements

Debt

Long-term debt consists of the following:

	May 1, 2010	January 30, 2010
Term loan	$49,229	$49,229
Less current portion	—	—

Long-term debt	$49,229	$49,229

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

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thirteen weeks ended May 1, 2010 and May 2, 2009

(Dollars in thousands, unless otherwise indicated)

If an event of default occurs under the Credit Facility, the lenders may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the Credit Facility to be sold.

Operating has been in compliance with its financial covenants during the terms of these agreements.

There were no short-term borrowings during the first three months of fiscal 2010. Outstanding standby letters of credit were $4.6 million and excess availability, as defined, under the Credit Facility was $195.4 million at May 1, 2010.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with The Hong Kong and Shanghai Banking Corporation Limited that provides for the issuance of up to $35.0 million of documentary letters of credit on a no fee basis. Outstanding documentary letters of credit were $7.1 million and availability under this facility was $27.9 million at May 1, 2010.

5. Net Income Per Share

The calculation of basic and diluted income per share is as follows:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Net income	$44,726	$20,445

Income per share:
Basic	$0.71	$0.33

Diluted	$0.68	$0.32

Weighted average common shares outstanding:
Basic	63,237	62,130

Diluted	66,053	63,319

The number of shares of potentially dilutive securities excluded from the calculation of diluted earnings per share is as follows:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Stock options	596	1,183
Unvested restricted stock	26	6

Total	622	1,189

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

Financial assets and liabilities

The Company does not have any financial assets or liabilities as of May 1, 2010 or January 30, 2010 that are measured in the financial statements at fair value on a recurring basis.

The fair value of the Company’s long-term debt is estimated to be approximately $47,260 at May 1, 2010 and January 30, 2010, and is based on quoted market prices of the debt (level 1 inputs). The carrying amounts of long-term debt were $49,229 at May 1, 2010 and January 30, 2010. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thirteen weeks ended May 1, 2010 and May 2, 2009

(Dollars in thousands, unless otherwise indicated)

Non-financial assets and liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of May 1, 2010 or January 30, 2010 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Carrying value of certain long-lived assets written down to fair value	$—	$1,031

Impairment charge	$—	$1,031

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the Securities and Exchange Commission (the “SEC”). There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the SEC. When used herein, the terms “Group,” “Company,” “we,” “us” and “our” refer to J. Crew Group, Inc., including wholly owned consolidated subsidiaries.

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

We have two primary sales channels: Stores, which consists of our J.Crew retail, J.Crew factory, clearance, crewcuts®, and Madewell® stores; and Direct, which consists of (i) our websites for the J.Crew, crewcuts and Madewell brands and (ii) our J.Crew and crewcuts catalogs. As of May 1, 2010, we operated 245 retail stores (including nine crewcuts, and 17 Madewell stores), 80 factory stores (including one crewcuts factory store), and three clearance stores, throughout the United States; compared to 234 retail stores (including seven crewcuts and 13 Madewell stores), 76 factory stores (including one crewcuts factory store) and two clearance stores as of May 2, 2009.

The following is a summary of our revenues for the thirteen week periods ended May 1, 2010 and May 2, 2009:

(Dollars in millions)	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Stores	$290.0	$240.7
Direct	114.3	95.4

Net sales	404.3	336.1
Other(a)	9.6	9.7

Total revenues	$413.9	$345.8

(a)	Consists primarily of shipping and handling fees.

The following is a summary of first quarter fiscal 2010 highlights:

•	Revenues increased 19.7% to $413.9 million.

•	Comparable store sales increased 15.1%.

•	Direct net sales increased 19.9% to $114.3 million.

•	Income from operations increased to $75.4 million, or 18.2% of revenues.

•	Pre-tax losses of Madewell decreased to $2.9 million in the first quarter of fiscal 2010 from $3.8 million in the first quarter last year.

•	We opened two J.Crew retail stores and two J.Crew factory stores, one of which is temporarily closed due to flooding in Tennessee.

Results of Operations – First quarter of Fiscal 2010 compared to First quarter of Fiscal 2009

	Thirteen Weeks Ended May 1, 2010		Thirteen Weeks Ended May 2, 2009		Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$413.9	100.0%	$345.8	100.0%	$68.1	19.7%
Gross profit	202.6	49.0	145.9	42.2	56.7	38.8
Selling, general and administrative expenses	127.2	30.7	110.7	32.0	16.5	14.9
Income from operations	75.4	18.2	35.3	10.2	40.1	113.8
Interest expense, net	0.6	0.2	1.1	0.3	(0.5)	(41.8)
Income taxes	30.1	7.3	13.7	4.0	16.4	118.7
Net income	$44.7	10.8%	$20.4	5.9%	$24.3	118.8%

Revenues

Revenues increased $68.1 million, or 19.7%, to $413.9 million in the first quarter of fiscal 2010 from $345.8 million in the first quarter last year. This increase resulted from increases in comparable store sales and Direct sales, and non-comparable store sales.

Stores sales increased $49.3 million, or 20.5%, to $290.0 million in the first quarter of fiscal 2010 from $240.7 million in the first quarter last year. Comparable store sales increased 15.1% to $275.0 million in the first quarter of fiscal 2010 from $238.8 million last year. Comparable store sales decreased 5.1% in the first quarter of fiscal 2009. Non-comparable store sales were $15.0 million in the first quarter of fiscal 2010 due primarily to stores opened subsequent to the first quarter of last year.

Direct sales increased $18.9 million, or 19.9%, to $114.3 million in the first quarter of fiscal 2010 from $95.4 million in the first quarter last year. Direct sales decreased $5.5 million, or 5.5%, in the fiscal quarter of fiscal 2009.

The increase in Stores and Direct sales in the first quarter of fiscal 2010 was primarily driven by an increase in sales of women’s apparel, specifically knits, sweaters, and shirts. Sales of men’s and children’s apparel, and accessories also increased during the quarter.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Apparel:
Women’s	66%	69%
Men’s	18	16
Children’s(a)	5	3
Accessories	11	12

	100%	100%

(a)	Our children’s apparel is distributed through crewcuts stores, shop-in-shops in some of our J.Crew retail and factory stores, our catalogs, and our J.Crew website

Other revenues, which consist primarily of shipping and handling fees, decreased $0.1 million, or 1.4%, to $9.6 million in the first quarter of fiscal 2010 from $9.7 million in the first quarter last year. This decrease resulted primarily from shipping and handling promotions offsetting the impact of shipping and handling fees from increased direct sales. Other revenues will decline as we increase the frequency of shipping and handling promotions.

Gross Profit

Gross profit increased $56.7 million to $202.6 million in the first quarter of fiscal 2010 from $145.9 million in the first quarter last year. This increase resulted from the following factors:

(Dollars in millions)
Increase in revenues	$37.3
Increase in merchandise margin	23.5
Increase in buying and occupancy costs	(4.1)

$56.7

Gross margin increased to 49.0% in the first quarter of fiscal 2010 from 42.2% in the first quarter last year. The increase in gross margin was driven by a 570 basis point expansion in merchandise margin due to decreased markdowns and a 110 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.5 million, or 14.9%, to $127.2 million in the first quarter of fiscal 2010 from $110.7 million in the first quarter last year. This increase primarily resulted from the following:

Increases

•	$7.1 million in Stores operating expenses—primarily payroll, payroll-related and maintenance;

•	$4.9 million in corporate overhead—primarily payroll, payroll-related and consulting;

•	$3.6 million in share-based and incentive compensation; and

•	$1.4 million in advertising and marketing expenses.

Decreases

•	$1.3 million of severance and related costs incurred last year related to our workforce reduction; and

•	$1.0 million of impairment charges incurred last year related to underperforming stores.

As a percentage of revenues, selling, general and administrative expenses decreased to 30.7% in the first quarter of fiscal 2010 from 32.0% in the first quarter last year, primarily due to the above mentioned items.

Interest Expense, Net

Interest expense, net of interest income, decreased $0.5 million to $0.6 million in the first quarter of fiscal 2010 from $1.1 million in first quarter last year due primarily to lower debt outstanding resulting from a voluntary prepayment of $50.0 million in the fourth quarter of fiscal 2009.

Income Taxes

The income tax provisions reflect the estimated annual effective tax rate of approximately 40%.

Net Income

Net income increased $24.3 million to $44.7 million in the first quarter of fiscal 2010 from $20.4 million in the first quarter of fiscal 2009. This increase was due to a $56.7 million increase in gross profit and a $0.5 million decrease in interest expense, offset by $16.5 million increase in selling, general and administrative expenses and a $16.4 million increase in the provision for income taxes.

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

Operating Activities

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
	(amounts in millions)
Net income	$44.7	$20.4
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization of property and equipment	11.7	12.5
Amortization of deferred financing costs	0.2	0.3
Share-based compensation	3.6	2.6
Excess tax benefit from share-based compensation plans	(4.1)	(0.1)
Changes in operating assets and liabilities	(17.4)	(11.4)

Net cash provided by operations	$38.7	$24.3

Cash provided by operating activities in the first quarter of fiscal 2010 was $38.7 million and consisted of (i) net income of $44.7 million, (ii) adjustments to net income of $15.5 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $21.5 million due primarily to normal business fluctuations.

Cash provided by operating activities in the first quarter of fiscal 2009 was $24.3 million and consisted of (i) net income of $20.4 million, (ii) adjustments to net income of $15.4 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $11.5 million due primarily to normal business fluctuations.

Investing Activities

Capital expenditures were $7.1 million in the first quarter of fiscal 2010 compared to $16.5 million in the first quarter last year. Capital expenditures for the opening of new stores were $3.2 million and $10.6 million in the first quarter of fiscal 2010 and 2009, respectively. The remaining capital expenditures were for information technology enhancements, store renovations and corporate facilities. In light of unfavorable economic conditions we have slowed the pace of our store expansion for fiscal 2010. Capital expenditures are planned at approximately $55 million for fiscal year 2010, including $16 million for new stores and $20 million for information technology enhancements, and the remainder for store renovations and corporate facilities.

Financing Activities

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
	(amounts in millions)
Excess tax benefit from share-based compensation plans	$4.1	$0.1
Proceeds from share-based compensation plans	1.1	0.2
Repurchase of common shares	(2.6)	—

Net cash provided by financing activities	$2.6	$0.3

Cash provided by financing activities in the first quarter of fiscal 2010 was $2.6 million due primarily to (i) excess tax benefits from share-based compensation plans of $4.1 million, (ii) proceeds from share-based compensation plans of $1.1 million offset by (iii) cash used to repurchase common shares of $2.6 million in connection with net settlements of restricted stock vestings.

Cash provided by financing activities in the first quarter of fiscal 2009 was $0.3 million due primarily to (i) proceeds from share-based compensation plans of $0.2 million and (ii) excess tax benefits from share-based compensation plans of $0.1 million.

Amended and Restated Credit Agreement

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

Operating has been in compliance with its financial covenants during the terms of these agreements.

There were no short-term borrowings during the first three months of fiscal 2010. Outstanding standby letters of credit were $4.6 million and excess availability, as defined, under the Credit Facility was $195.4 million at May 1, 2010.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with The Hong Kong and Shanghai Banking Corporation Limited that provides for the issuance of up to $35.0 million of documentary letters of credit on a no fee basis. Outstanding documentary letters of credit were $7.1 million and availability under this facility was $27.9 million at May 1, 2010.

Outlook

Our short-term and long-term liquidity needs arise primarily from capital expenditures associated with our growth strategy, principal and interest payments on our indebtedness and working capital requirements. Management anticipates that capital expenditures in fiscal 2010 will be approximately $55 million, primarily for opening new stores, information technology enhancements, store renovations and corporate facilities. As of May 1, 2010, excess availability, as defined, under the Credit Facility was $195.4 million. Our annual debt service obligations will change by $0.5 million per year for each 1.0% change in the average interest rate we pay based on the $49.2 million balance of variable interest rate debt outstanding at May 1, 2010. Management believes that our current balances of cash and cash equivalents, cash flow from operations and availability under the Credit Facility will be adequate to finance working capital needs, planned capital expenditures and debt service obligations for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under our debt agreements depends on our future financing activities, our future operating performance and our future cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. See Item 1A. “Risk Factors” in part II of this report.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of May 1, 2010, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$4.6	$—	$—	$—	$4.6
Documentary	7.1	7.1	—	—	—

	$11.7	$7.1	$—	$—	$4.6

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

Our business is seasonal. As a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly December, as customers make holiday purchases. Approximately 29% of our revenues in fiscal year 2009 occurred in the fourth quarter. Our working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of holiday season inventory requirements.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the Securities and Exchange Commission.

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

The Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Certifications

Exhibit No.	Document

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J. CREW GROUP, INC. (Registrant)

Date: June 1, 2010	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: June 1, 2010	By:	/S/ JAMES SCULLY
James Scully
Chief Administrative Officer and Chief Financial Officer

EXHIBIT INDEX

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Certifications

Exhibit No.	Document

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.