Form 10-Q
period 2010-07-31
J CREW GROUP INC
filed 2010-09-03
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 16, 2010
Common Stock, $.01 par value per share	63,740,963 shares

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares)

	July 31, 2010	January 30, 2010
Assets
Cash and cash equivalents	$340,489	$298,107
Merchandise inventories	219,526	190,231
Prepaid expenses and other current assets	29,203	29,522
Prepaid income taxes	7,876	1,455

Total current assets	597,094	519,315

Property and equipment – at cost	366,111	348,584
Less accumulated depreciation and amortization	(177,635)	(153,969)

	188,476	194,615

Deferred income taxes, net	14,851	14,851
Other assets	9,577	9,777

Total assets	$809,998	$738,558

Liabilities and Stockholders’ Equity
Accounts payable	$131,311	$127,733
Other current liabilities	89,204	106,652
Current portion of long-term debt	49,229	—
Deferred income taxes, net	958	958

Total current liabilities	270,702	235,343
Long-term debt	—	49,229
Deferred credits	64,548	67,646
Other liabilities	10,486	10,462

Total liabilities	345,736	362,680

Stockholders’ equity:
Common stock ($.01 par value; 200,000,000 shares authorized; 65,077,097 and 65,069,863 shares issued; 63,732,070 and 63,778,998 shares outstanding)	651	649
Additional paid-in capital	624,756	613,383
Accumulated deficit	(154,091)	(233,731)
Treasury stock, at cost (1,345,027 and 1,290,865 shares held)	(7,054)	(4,423)

Total stockholders’ equity	464,262	375,878

Total liabilities and stockholders’ equity	$809,998	$738,558

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Thirteen weeks ended
	July 31, 2010	August 1, 2009
Revenues:
Net sales	$397,510	$347,251
Other	10,009	10,304

Total revenues	407,519	357,555
Cost of goods sold, including buying and occupancy costs	225,967	210,327

Gross profit	181,552	147,228
Selling, general and administrative expenses	122,540	115,016

Income from operations	59,012	32,212
Interest expense – net	632	1,078

Income before income taxes	58,380	31,134
Provision for income taxes	23,471	12,524

Net income	$34,909	$18,610

Net income per share:
Basic	$0.55	$0.30

Diluted	$0.53	$0.29

Weighted average shares outstanding:
Basic	63,242	62,323

Diluted	65,917	64,326

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Twenty-six weeks ended
	July 31, 2010	August 1, 2009
Revenues:
Net sales	$801,846	$683,337
Other	19,552	19,988

Total revenues	821,398	703,325
Cost of goods sold, including buying and occupancy costs	437,248	410,160

Gross profit	384,150	293,165
Selling, general and administrative expenses	249,719	225,685

Income from operations	134,431	67,480
Interest expense – net	1,259	2,155

Income before income taxes	133,172	65,325
Provision for income taxes	53,537	26,270

Net income	$79,635	$39,055

Net income per share:
Basic	$1.26	$0.63

Diluted	$1.21	$0.61

Weighted average shares outstanding:
Basic	63,240	62,227

Diluted	65,993	63,864

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Twenty-six weeks ended
	July 31, 2010	August 1, 2009
Cash flows from operating activities:
Net income	$79,635	$39,055
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	24,227	26,859
Amortization of deferred financing costs	454	684
Share-based compensation	3,536	6,051
Excess tax benefit from share-based compensation plans	(4,733)	(2,016)
Changes in operating assets and liabilities:
Merchandise inventories	(29,295)	(8,251)
Prepaid expenses and other current assets	319	2,768
Other assets	(254)	77
Accounts payable and other liabilities	(16,968)	(6,921)
Federal and state income taxes	(1,664)	23,803

Net cash provided by operating activities	55,257	82,109

Cash flow from investing activities:
Capital expenditures	(18,088)	(28,407)

Cash flows from financing activities:
Repayments of long-term debt	—	(257)
Excess tax benefit from share-based compensation plans	4,733	2,016
Proceeds from share-based compensation plans	3,111	2,542
Repurchase of common shares	(2,631)	(159)

Net cash provided by financing activities	5,213	4,142

Increase in cash and cash equivalents	42,382	57,844
Cash and cash equivalents – beginning of period	298,107	146,430

Cash and cash equivalents – end of period	$340,489	$204,274

Supplemental cash flow information:
Income taxes paid	$55,393	$12,155

Interest paid	$598	$1,117

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of J.Crew Group, Inc. and its wholly owned subsidiaries (the “Company” or “Group”). All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheet as of July 31, 2010, the condensed consolidated statements of operations for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, and the condensed consolidated statements of cash flows for the twenty-six weeks ended July 31, 2010 and August 1, 2009 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

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

The results of operations for the thirteen and twenty-six weeks ended July 31, 2010 are not necessarily indicative of the operating results for the full fiscal year.

2. Share-Based Compensation

A summary of the impact of share-based awards on financial condition and results of operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Share-based compensation(a)	$(37)	$3,426	$3,536	$6,051

Proceeds from exercise of stock options	$1,089	$1,507	$2,125	$1,729
Proceeds from issuance of common stock under ASPP	963	813	986	813

Total proceeds from share-based compensation plans(b)	$2,052	$2,320	$3,111	$2,542

Excess tax benefit from share-based compensation plans(b)	$615	$1,884	$4,733	$2,016

(a)	Included in selling, general and administrative expenses.
(b)	Included in stockholders’ equity.

Share-based compensation for the thirteen and twenty-six weeks ended July 31, 2010 includes a benefit of $3.2 million for forfeited share-based awards resulting primarily from the resignation of the Company’s President of Retail and Direct on July 13, 2010.

During the first six months of fiscal 2010, the Company issued 43,123 stock options with a weighted average grant date fair value of $21.26. These options become exercisable with a weighted average exercise price of $41.70 over the requisite service period. The Company also issued 35,652 service-based restricted shares with a weighted average grant date fair value of $43.07. There have been no significant changes subsequent to the end of fiscal 2009 in the methods or valuation assumptions used to measure share-based awards.

3. Income Taxes

Group files a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state tax returns in required jurisdictions.

IRS examinations for the tax years ended January 2006 and prior have been completed and settled. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2002 to 2008. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009

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

It is the Company’s policy to recognize interest income and expense related to income taxes as a component of interest expense, and penalties as a component of selling, general and administrative expenses. The amount of interest and penalties accrued at July 31, 2010 was $0.8 million.

4. Debt and Credit Agreements

Debt

Long-term debt consists of the following:

	July 31, 2010	January 30, 2010
Term loan	$49,229	$49,229
Less current portion	(49,229)	—

Long-term debt	$—	$49,229

On May 15, 2006 (the “Closing Date”), J.Crew Operating Corp. (“Operating”), as borrower, Group and certain of Operating’s direct and indirect subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit and Guaranty Agreement” or “Term Loan”) with certain lenders named therein as lenders, Goldman Sachs Credit Partners L.P. (“GSCP”) and Bear, Stearns & Co. Inc. as joint lead arrangers and joint bookrunners, GSCP as administrative agent and collateral agent, Bear Stearns Corporate Lending Inc. as syndication agent and Wachovia Bank, National Association as documentation agent.

The total amount borrowed by Operating under the Credit and Guaranty Agreement on the Closing Date was $285.0 million. Borrowings bear interest, at the Company’s option, at the base rate plus a margin of 0.75% or at LIBOR plus a margin of 1.75% per annum. All borrowings will mature on May 15, 2013.

The Company is required to make the following annual principal payments based upon certain conditions as set forth in the Term Loan: (i) 1% per annum of the original principal balance of the Term Loan due in quarterly installments and (ii) an amount equal to 50% of excess cash flow, as defined in the agreement, due within 90 days of the fiscal year-end. On August 31, 2010, Operating made a voluntary prepayment of the remaining principal amount outstanding under the Term Loan. See Note 7, Subsequent Event, for more information.

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

Thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009

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

There were no short-term borrowings during the first six months of fiscal 2010. Outstanding standby letters of credit were $4.6 million and excess availability, as defined, under the Credit Facility was $195.4 million at July 31, 2010.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with The Hong Kong and Shanghai Banking Corporation Limited that provides for the issuance of up to $35.0 million of documentary letters of credit on a no fee basis. Outstanding documentary letters of credit were $11.8 million and availability under this facility was $23.2 million at July 31, 2010.

5. Net Income Per Share

The calculation of basic and diluted income per share is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net income	$34,909	$18,610	$79,635	$39,055

Income per share:
Basic	$0.55	$0.30	$1.26	$0.63

Diluted	$0.53	$0.29	$1.21	$0.61

Weighted average common shares outstanding:
Basic	63,242	62,323	63,240	62,227

Diluted	65,917	64,326	65,993	63,864

The number of shares of potentially dilutive securities excluded from the calculation of diluted earnings per share is as follows:
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Stock options	629	2,146	624	3,489
Unvested restricted stock	29	43	29	146

Total	658	2,189	653	3,635

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

Financial assets and liabilities

The Company does not have any financial assets or liabilities as of July 31, 2010 or January 30, 2010 that are measured in the financial statements at fair value on a recurring basis.

The fair value of the Company’s long-term debt, classified as current as of July 31, 2010 and long-term as of January 30, 2010, is estimated to be approximately $46,768 and $47,260 at July 31, 2010 and January 30, 2010, and is based on quoted market prices of

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009

(Dollars in thousands, unless otherwise indicated)

the debt (level 1 inputs). The carrying amounts of long-term debt were $49,229 at July 31, 2010 and January 30, 2010. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

Non-financial assets and liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of July 31, 2010 or January 30, 2010 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	July 31, 2010		August 1, 2009	July 31, 2010	August 1, 2009
Carrying value of certain long-lived assets written down to fair value	$535		$1,673	$535	$2,704

Impairment charge	$535	(a)	$1,673	$535	$2,704

(a)	Impairment charge is a result of flooding of a factory store, which is temporarily closed.

7. Subsequent Event

On August 31, 2010, Operating made a voluntary prepayment of $49.2 million representing the remaining principal amount outstanding under the Term Loan. Accordingly, long-term debt was reclassified to current-portion of long-term debt on the condensed consolidated balance sheet as of July 31, 2010. In conjunction with the voluntary prepayment, the Company will record a non-cash charge of $1.4 million to interest expense in the third quarter of fiscal 2010 representing the remaining unamortized deferred financing costs incurred on the Term Loan.

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

We have two primary sales channels: Stores, which consists of our J.Crew retail, J.Crew factory, clearance, crewcuts®, and Madewell® stores; and Direct, which consists of (i) our websites for the J.Crew, crewcuts and Madewell brands and (ii) our J.Crew and crewcuts catalogs. As of July 31, 2010, we operated 246 retail stores (including nine crewcuts and 18 Madewell stores), 81 factory stores (including one temporarily closed store due to flooding and one crewcuts factory store), and three clearance stores, throughout the United States; compared to 242 retail stores (including eight crewcuts and 18 Madewell stores), 77 factory stores (including one crewcuts factory store) and two clearance stores as of August 1, 2009.

The following is a summary of our revenues for the thirteen and twenty-six week periods ended July 31, 2010 and August 1, 2009:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(Dollars in millions)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Stores	$295.0	$259.1	$585.0	$499.8
Direct	102.5	88.2	216.9	183.5

Net sales	397.5	347.3	801.9	683.3
Other(a)	10.0	10.3	19.5	20.0

Total revenues	$407.5	$357.6	$821.4	$703.3

(a)	Consists primarily of shipping and handling fees.

The following is a summary of second quarter fiscal 2010 highlights:

•	Revenues increased 14.0% to $407.5 million.

•	Comparable store sales increased 10.6%.

•	Direct net sales increased 16.3% to $102.5 million.

•	Income from operations increased to $59.0 million, or 14.5% of revenues.

•	Pre-tax losses of Madewell decreased to $3.0 million in the second quarter of fiscal 2010 from $5.2 million in the second quarter last year.

•	We opened one J.Crew retail store, one J.Crew factory store and one Madewell store. We closed one J.Crew retail store.

The following is a summary of first half fiscal 2010 highlights:

•	Revenues increased 16.8% to $821.4 million.

•	Comparable store sales increased 12.8%.

•	Direct net sales increased 18.2% to $216.9 million.

•	Income from operations increased to $134.4 million, or 16.4% of revenues.

•	Pre-tax losses of Madewell decreased to $5.9 million in the first half of fiscal 2010 from $9.0 million in the first half last year.

•	We opened three J.Crew retail stores, three J.Crew factory stores (one of which is temporarily closed due to flooding in Tennessee) and one Madewell store. We closed one J.Crew retail store.

Results of Operations – Second Quarter of Fiscal 2010 compared to Second Quarter of Fiscal 2009

	Thirteen Weeks Ended July 31, 2010		Thirteen Weeks Ended August 1, 2009		Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$407.5	100.0%	$357.6	100.0%	$49.9	14.0%
Gross profit	181.6	44.6	147.2	41.2	34.4	23.3
Selling, general and administrative expenses	122.5	30.1	115.0	32.2	7.5	6.5
Income from operations	59.0	14.5	32.2	9.0	26.8	83.2
Interest expense, net	0.6	0.2	1.1	0.3	(0.5)	(41.4)
Income taxes	23.5	5.8	12.5	3.5	11.0	87.4
Net income	$34.9	8.6%	$18.6	5.2%	$16.3	87.6%

Revenues

Revenues increased $49.9 million, or 14.0%, to $407.5 million in the second quarter of fiscal 2010 from $357.6 million in the second quarter last year. This increase resulted from increases in comparable store sales and Direct sales, and non-comparable store sales. Consistent with the overall macroeconomic environment and uncertainty in consumer spending, we believe that the rate of revenue growth in the second half of fiscal 2010 will be lower than the rate in the first half of the year.

Stores sales increased $35.9 million, or 13.9%, to $295.0 million in the second quarter of fiscal 2010 from $259.1 million in the second quarter last year. Comparable store sales increased 10.6% to $284.1 million in the second quarter of fiscal 2010 from $256.8 million last year. Comparable store sales decreased 5.1% in the second quarter of fiscal 2009. Non-comparable store sales were $10.9 million in the second quarter of fiscal 2010.

Direct sales increased $14.3 million, or 16.2%, to $102.5 million in the second quarter of fiscal 2010 from $88.2 million in the second quarter last year. Direct sales increased $5.0 million, or 6.0%, in the second quarter of fiscal 2009.

The increase in Stores and Direct sales in the second quarter of fiscal 2010 was primarily driven by an increase in sales of women’s apparel, specifically knits, sweaters, and shirts. Sales of men’s and children’s apparel, and accessories also increased during the quarter.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
Apparel:
Women’s	63%	65%
Men’s	22	20
Children’s	4	3
Accessories	11	12

	100%	100%

Other revenues, which consist primarily of shipping and handling fees, decreased $0.3 million, or 2.9%, to $10.0 million in the second quarter of fiscal 2010 from $10.3 million in the second quarter last year. This decrease resulted primarily from shipping and handling promotions offsetting the impact of shipping and handling fees from increased direct sales. Other revenues decline as we increase the frequency of shipping and handling promotions.

Gross Profit

Gross profit increased $34.4 million to $181.6 million in the second quarter of fiscal 2010 from $147.2 million in the second quarter last year. This increase resulted from the following factors:

(Dollars in millions)
Increase in revenues	$27.0
Increase in merchandise margin	8.8
Increase in buying and occupancy costs	(1.4)

$34.4

Gross margin increased to 44.6% in the second quarter of fiscal 2010 from 41.2% in the second quarter last year. The increase in gross margin was driven by a 220 basis point expansion in merchandise margin due to decreased markdowns and a 120 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.5 million, or 6.5%, to $122.5 million in the second quarter of fiscal 2010 from $115.0 million in the second quarter last year. This increase primarily resulted from the following:

Increases

•	$5.0 million in corporate overhead—primarily payroll, payroll-related and consulting;

•	$4.2 million in Stores operating expenses—primarily payroll and payroll-related; and

•	$0.9 million in advertising and marketing expenses.

Decreases

•

$3.5 million in share-based and incentive compensation, which includes a benefit of $3.2 million for forfeited share-based awards resulting primarily from the resignation of our President of Retail and Direct; and

•	$2.1 million in additional charges incurred last year related to impairment and accelerated depreciation of underperforming stores.

As a percentage of revenues, selling, general and administrative expenses decreased to 30.1% in the second quarter of fiscal 2010 from 32.2% in the second quarter last year, primarily due to increases in comparable store sales and Direct sales.

Interest Expense, Net

Interest expense, net of interest income, decreased $0.5 million to $0.6 million in the second quarter of fiscal 2010 from $1.1 million in second quarter last year due primarily to lower debt outstanding resulting from a voluntary prepayment of $50.0 million in the fourth quarter of fiscal 2009.

Income Taxes

The income tax provisions reflect the estimated annual effective tax rate of approximately 40%.

Net Income

Net income increased $16.3 million to $34.9 million in the second quarter of fiscal 2010 from $18.6 million in the second quarter of fiscal 2009. This increase was due to a $34.4 million increase in gross profit and a $0.5 million decrease in interest expense, offset by a $7.5 million increase in selling, general and administrative expenses and a $11.0 million increase in the provision for income taxes.

Results of Operations – First Half of Fiscal 2010 compared to First Half of Fiscal 2009

	Twenty-six Weeks Ended July 31, 2010		Twenty-six Weeks Ended August 1, 2009		Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$821.4	100.0%	$703.3	100.0%	$118.1	16.8%
Gross profit	384.2	46.8	293.2	41.7	91.0	31.0
Selling, general and administrative expenses	249.7	30.4	225.7	32.1	24.0	10.7
Income from operations	134.4	16.4	67.5	9.6	66.9	99.2
Interest expense, net	1.3	0.2	2.2	0.3	(0.9)	(41.6)
Income taxes	53.5	6.5	26.3	3.7	27.2	103.8
Net income	$79.6	9.7%	$39.1	5.6%	$40.5	103.9%

Revenues

Revenues increased $118.1 million, or 16.8%, to $821.4 million in the first half of fiscal 2010 from $703.3 million in the first half last year. This increase resulted from increases in comparable store sales and Direct sales, and non-comparable store sales. Consistent with the overall macroeconomic environment and uncertainty in consumer spending, we believe that the rate of revenue growth in the second half of fiscal 2010 will be lower than the rate in the first half of the year.

Stores sales increased $85.2 million, or 17.0%, to $585.0 million in the first half of fiscal 2010 from $499.8 million in the first half last year. Comparable store sales increased 12.8% to $559.1 million in the first half of fiscal 2010 from $495.6 million last year. Comparable store sales decreased 5.1% in the first half of fiscal 2009. Non-comparable store sales were $25.9 million in the first half of fiscal 2010.

Direct sales increased $33.4 million, or 18.2%, to $216.9 million in the first half of fiscal 2010 from $183.5 million in the first half last year. Direct sales decreased $0.6 million, or 0.3%, in the first half of fiscal 2009.

The increase in Stores and Direct sales in the first half of fiscal 2010 was primarily driven by an increase in sales of women’s apparel, specifically knits, sweaters, and shirts. Sales of men’s and children’s apparel, and accessories also increased during the first half of fiscal 2010.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Twenty-six Weeks Ended
	July 31, 2010	August 1, 2009
Apparel:
Women’s	65%	67%
Men’s	19	18
Children’s	5	3
Accessories	11	12

	100%	100%

Other revenues, which consist primarily of shipping and handling fees, decreased $0.5 million, or 2.5%, to $19.5 million in the first half of fiscal 2010 from $20.0 million in the first half of last year. This decrease resulted primarily from shipping and handling promotions offsetting the impact of shipping and handling fees from increased direct sales. Other revenues decline as we increase the frequency of shipping and handling promotions.

Gross Profit

Gross profit increased $91.0 million to $384.2 million in the first half of fiscal 2010 from $293.2 million in the first half of last year. This increase resulted from the following factors:

(Dollars in millions)
Increase in revenues	$64.2
Increase in merchandise margin	32.3
Increase in buying and occupancy costs	(5.5)

$91.0

Gross margin increased to 46.8% in the first half of fiscal 2010 from 41.7% in the first half of last year. The increase in gross margin was driven by a 400 basis point expansion in merchandise margin due to decreased markdowns and a 110 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $24.0 million, or 10.7%, to $249.7 million in the first half of fiscal 2010 from $225.7 million in the first half of last year. This increase primarily resulted from the following:

Increases

•	$11.1 million in corporate overhead—primarily payroll, payroll-related and consulting;

•	$10.9 million in Stores operating expenses—primarily payroll, payroll-related and maintenance;

•	$2.3 million in advertising and marketing expenses; and

•

$0.1 million in share-based and incentive compensation, which includes a benefit of $3.2 million for forfeited share-based awards resulting primarily from the resignation of our President of Retail and Direct.

Decreases

•	$3.2 million in additional charges incurred last year related to impairment and accelerated depreciation of underperforming stores; and

•	$1.3 million of severance and related costs incurred last year related to our workforce reduction.

As a percentage of revenues, selling, general and administrative expenses decreased to 30.4% in the first half of fiscal 2010 from 32.1% in the first half last year, primarily due to increases in comparable store sales and Direct sales.

Interest Expense, Net

Interest expense, net of interest income, decreased $0.9 million to $1.3 million in the first half of fiscal 2010 from $2.2 million in first half of last year due primarily to lower debt outstanding resulting from a voluntary prepayment of $50.0 million in the fourth quarter of fiscal 2009.

Income Taxes

The income tax provisions reflect the estimated annual effective tax rate of approximately 40%.

Net Income

Net income increased $40.5 million to $79.6 million in the first half of fiscal 2010 from $39.1 million in the first half of fiscal 2009. This increase was due to a $91.0 million increase in gross profit and a $0.9 million decrease in interest expense, offset by $24.0 million increase in selling, general and administrative expenses and a $27.2 million increase in the provision for income taxes.

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

Operating Activities

	Twenty-six Weeks Ended
	July 31, 2010	August 1, 2009
	(amounts in millions)
Net income	$79.6	$39.1
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization of property and equipment	24.2	26.9
Amortization of deferred financing costs	0.5	0.7
Share-based compensation	3.5	6.1
Excess tax benefit from share-based compensation plans	(4.7)	(2.0)
Changes in operating assets and liabilities	(47.8)	11.3

Net cash provided by operations	$55.3	$82.1

Cash provided by operating activities in the first half of fiscal 2010 was $55.3 million and consisted of (i) net income of $79.6 million, (ii) adjustments to net income of $28.2 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $52.5 million due primarily to seasonal increases in inventories and related accounts payable, and an increase in prepaid income taxes.

Cash provided by operating activities in the first half of fiscal 2009 was $82.1 million and consisted of (i) net income of $39.1 million, (ii) adjustments to net income of $33.7 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $9.3 million due primarily to normal business fluctuations.

Investing Activities

Capital expenditures were $18.1 million in the first half of fiscal 2010 compared to $28.4 million in the first half of last year. Capital expenditures for the opening of new stores were $6.5 million and $15.4 million in the first half of fiscal 2010 and 2009, respectively. The remaining capital expenditures were for information technology enhancements, store renovations and corporate facilities. Capital expenditures are planned at approximately $55 million for fiscal year 2010, including $16 million for new stores and $20 million for information technology enhancements, and the remainder for store renovations and corporate facilities.

Financing Activities

	Twenty-six Weeks Ended
	July 31, 2010	August 1, 2009
	(amounts in millions)
Repayments of long-term debt	$—	$(0.3)
Excess tax benefit from share-based compensation plans	4.7	2.0
Proceeds from share-based compensation plans	3.1	2.6
Repurchase of common shares	(2.6)	(0.2)

Net cash provided by financing activities	$5.2	$4.1

Cash provided by financing activities in the first half of fiscal 2010 was $5.2 million due to (i) excess tax benefits from share-based compensation plans of $4.7 million, (ii) proceeds from share-based compensation plans of $3.1 million offset by (iii) cash used to repurchase common shares of $2.6 million in connection with net settlements of restricted stock vestings.

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

There were no short-term borrowings during the first half of fiscal 2010. Outstanding standby letters of credit were $4.6 million and excess availability, as defined, under the Credit Facility was $195.4 million at July 31, 2010.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with The Hong Kong and Shanghai Banking Corporation Limited that provides for the issuance of up to $35.0 million of documentary letters of credit on a no fee basis. Outstanding documentary letters of credit were $11.8 million and availability under this facility was $23.2 million at July 31, 2010.

Outlook

Our short-term and long-term liquidity needs arise primarily from capital expenditures associated with our growth strategy, principal and interest payments on our indebtedness and working capital requirements. Management anticipates that capital expenditures in fiscal 2010 will be approximately $55 million, primarily for opening new stores, information technology enhancements, store renovations and corporate facilities. As of July 31, 2010, excess availability, as defined, under the Credit Facility was $195.4 million. Our annual debt service obligations will change by $0.5 million per year for each 1.0% change in the average interest rate we pay based on the $49.2 million balance of variable interest rate debt outstanding at July 31, 2010. On August 31, 2010, we made a voluntary prepayment of $49.2 million representing the remaining principal amount outstanding under the Term Loan. Management believes that our current balances of cash and cash equivalents, cash flow from operations and availability under the Credit Facility will be adequate to finance working capital needs, planned capital expenditures and debt service obligations for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under our debt agreements depends on our future financing activities, our future operating performance and our future cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. See Item 1A. “Risk Factors” in part II of this report.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of July 31, 2010, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$4.6	$—	$—	$—	$4.6
Documentary	11.8	11.8	—	—	—

	$16.4	$11.8	$—	$—	$4.6

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

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility and Term Loan carry floating rates of interest that are a function of prime rate or LIBOR. A one percentage point per annum change in the interest rate on our variable rate debt would result in a change in income before taxes of approximately $100,000 for each $10.0 million of borrowings under the Credit Facility and approximately $0.5 million for the $49.2 million of borrowings under the Term Loan. On August 31, 2010, we made a voluntary prepayment of $49.2 million representing the remaining principal amount outstanding under the Term Loan.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM	5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Material Contracts

Exhibit No.	Document

10.1	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”).*

10.2	Amendment No. 2, dated as of May 15, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, a national banking association, in its capacity as administrative agent and collateral agent for lenders (the “Agent”), and Amendment No. 1 to Guarantee, dated as of May 15, 2006, by the borrowers and guarantors in favor of the Agent.*

10.3	Second Amended and Restated Credit Agreement, dated as of May 4, 2007, among J.Crew Group, Inc. and certain subsidiaries of J.Crew Group, Inc., as borrowers and guarantors, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent (the “Credit Agreement”).*

10.4	Amended and Restated Pledge and Security Agreement, dated as of May 4, 2007, by J.Crew Group, Inc. and certain subsidiaries of J.Crew Group, Inc., as grantors, in favor of Citicorp USA, Inc., as administrative agent.*

10.5	Pledge and Security Agreement Term Loan Collateral, dated as of May 15, 2006, by and among J.Crew Operating Corp., J.Crew Group, Inc. and certain subsidiaries of J.Crew Operating Corp. named as grantors therein and Goldman Sachs Credit Partners L.P., as collateral agent.*

10.6	Intercreditor Agreement, dated as of May 15, 2006, by and among J.Crew Operating Corp., J.Crew Group, Inc. and certain subsidiaries of J.Crew Operating Corp. named as guarantors in the Credit and Guaranty Agreement, Goldman Sachs Credit Partners L.P., in its capacity as administrative agent and collateral agent under the Credit and Guaranty Agreement, and Wachovia Bank, National Association, in its capacity as administrative agent and collateral agent under the Credit Facility.*

10.7	Third Amended and Restated Employment Agreement by and among the Company, Operating and Millard S. Drexler dated as of October 20, 2005 and executed as of July 13, 2010.*

10.8	Amended and Restated Employment Agreement, dated July 15, 2010, between the Company and Jenna Lyons Mazeau.*

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at July 31, 2010 and January 30, 2010, (ii) the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 2010 and August 1, 2009, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J. CREW GROUP, INC.
(Registrant)

Date: September 2, 2010	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: September 2, 2010	By:	/S/ JAMES SCULLY
James Scully
Chief Administrative Officer and Chief Financial Officer

EXHIBIT INDEX

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Material Contracts

Exhibit No.	Document

10.1	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”).*

10.2	Amendment No. 2, dated as of May 15, 2006, to the Credit Facility by and among Operating, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J.Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, a national banking association, in its capacity as administrative agent and collateral agent for lenders (the “Agent”), and Amendment No. 1 to Guarantee, dated as of May 15, 2006, by the borrowers and guarantors in favor of the Agent.*

10.3	Second Amended and Restated Credit Agreement, dated as of May 4, 2007, among J.Crew Group, Inc. and certain subsidiaries of J.Crew Group, Inc., as borrowers and guarantors, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent (the “Credit Agreement”).*

10.4	Amended and Restated Pledge and Security Agreement, dated as of May 4, 2007, by J.Crew Group, Inc. and certain subsidiaries of J.Crew Group, Inc., as grantors, in favor of Citicorp USA, Inc., as administrative agent.*

10.5	Pledge and Security Agreement Term Loan Collateral, dated as of May 15, 2006, by and among J.Crew Operating Corp., J.Crew Group, Inc. and certain subsidiaries of J.Crew Operating Corp. named as grantors therein and Goldman Sachs Credit Partners L.P., as collateral agent.*

10.6	Intercreditor Agreement, dated as of May 15, 2006, by and among J.Crew Operating Corp., J.Crew Group, Inc. and certain subsidiaries of J.Crew Operating Corp. named as guarantors in the Credit and Guaranty Agreement, Goldman Sachs Credit Partners L.P., in its capacity as administrative agent and collateral agent under the Credit and Guaranty Agreement, and Wachovia Bank, National Association, in its capacity as administrative agent and collateral agent under the Credit Facility.*

10.7	Third Amended and Restated Employment Agreement by and among the Company, Operating and Millard S. Drexler dated as of October 20, 2005 and executed as of July 13, 2010.*

10.8	Amended and Restated Employment Agreement, dated July 15, 2010, between the Company and Jenna Lyons Mazeau.*

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at July 31, 2010 and January 30, 2010, (ii) the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 2010 and August 1, 2009, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.**

*	Filed herewith.
**	Furnished herewith.