Form 10-Q
period 2010-10-30
J CREW GROUP INC
filed 2010-12-07
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 19, 2010
Common Stock, $.01 par value per share	63,934,844 shares

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares)

	October 30, 2010	January 30, 2010
Assets
Cash and cash equivalents	$311,702	$298,107
Merchandise inventories	260,969	190,231
Prepaid expenses and other current assets	35,543	29,522
Prepaid income taxes	1,930	1,455

Total current assets	610,144	519,315

Property and equipment – at cost	383,797	348,584
Less accumulated depreciation and amortization	(187,924)	(153,969)

	195,873	194,615

Deferred income taxes, net	14,851	14,851
Other assets	7,929	9,777

Total assets	$828,797	$738,558

Liabilities and Stockholders’ Equity
Accounts payable	$144,610	$127,733
Other current liabilities	99,026	106,652
Deferred income taxes, net	958	958

Total current liabilities	244,594	235,343
Long-term debt	—	49,229
Deferred credits	67,058	67,646
Other liabilities	9,521	10,462

Total liabilities	321,173	362,680

Stockholders’ equity:
Common stock ($.01 par value; 200,000,000 shares authorized; 65,275,070 and 65,069,863 shares issued; 63,922,171 and 63,778,998 shares outstanding)	653	649
Additional paid-in capital	630,560	613,383
Accumulated deficit	(116,258)	(233,731)
Treasury stock, at cost (1,352,899 and 1,290,865 shares held)	(7,331)	(4,423)

Total stockholders’ equity	507,624	375,878

Total liabilities and stockholders’ equity	$828,797	$738,558

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Thirteen weeks ended
	October 30, 2010	October 31, 2009
Revenues:
Net sales	$421,192	$405,546
Other	8,137	8,563

Total revenues	429,329	414,109
Cost of goods sold, including buying and occupancy costs	242,708	213,682

Gross profit	186,621	200,427
Selling, general and administrative expenses	122,566	125,241

Income from operations	64,055	75,186
Interest expense – net	2,127	1,052

Income before income taxes	61,928	74,134
Provision for income taxes	24,095	30,265

Net income	$37,833	$43,869

Net income per share:
Basic	$0.60	$0.70

Diluted	$0.58	$0.67

Weighted average shares outstanding:
Basic	63,512	62,775

Diluted	65,741	65,223

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Thirty-nine weeks ended
	October 30, 2010	October 31, 2009
Revenues:
Net sales	$1,223,037	$1,088,883
Other	27,690	28,551

Total revenues	1,250,727	1,117,434
Cost of goods sold, including buying and occupancy costs	679,955	623,844

Gross profit	570,772	493,590
Selling, general and administrative expenses	372,286	350,924

Income from operations	198,486	142,666
Interest expense – net	3,386	3,207

Income before income taxes	195,100	139,459
Provision for income taxes	77,632	56,535

Net income	$117,468	$82,924

Net income per share:
Basic	$1.85	$1.33

Diluted	$1.78	$1.29

Weighted average shares outstanding:
Basic	63,330	62,406

Diluted	65,823	64,317

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirty-nine weeks ended
	October 30, 2010	October 31, 2009
Cash flows from operating activities:
Net income	$117,468	$82,924
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	36,694	39,621
Amortization of deferred financing costs	1,951	1,025
Share-based compensation	6,852	9,449
Deferred income taxes	—	682
Excess tax benefit from share-based compensation plans	(5,480)	(6,939)
Changes in operating assets and liabilities:
Merchandise inventories	(70,738)	(36,850)
Prepaid expenses and other current assets	(6,021)	4,899
Other assets	(103)	(772)
Accounts payable and other liabilities	8,663	706
Federal and state income taxes	4,064	30,203

Net cash provided by operating activities	93,350	124,948

Cash flow from investing activities:
Capital expenditures	(37,952)	(36,032)

Cash flows from financing activities:
Repayments of long-term debt	(49,229)	(514)
Excess tax benefit from share-based compensation plans	5,480	6,939
Proceeds from share-based compensation plans	4,854	5,837
Repurchase of common shares	(2,908)	(823)

Net cash (used in) provided by financing activities	(41,803)	11,439

Increase in cash and cash equivalents	13,595	100,355
Cash and cash equivalents – beginning of period	298,107	146,430

Cash and cash equivalents – end of period	$311,702	$246,785

Supplemental cash flow information:
Income taxes paid	$73,720	$35,326

Interest paid	$1,001	$1,819

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of J.Crew Group, Inc. and its wholly owned subsidiaries (the “Company” or “Group”). All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheet as of October 30, 2010, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended October 30, 2010 and October 31, 2009 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

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

The results of operations for the thirteen and thirty-nine weeks ended October 30, 2010 are not necessarily indicative of the operating results for the full fiscal year.

2. Share-Based Compensation

A summary of the impact of share-based awards on financial condition and results of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Share-based compensation(a)	$3,316	$3,398	$6,852	$9,449

Proceeds from exercise of stock options	$1,743	$3,295	$3,868	$5,024
Proceeds from issuance of common stock under ASPP	—	—	986	813

Total proceeds from share-based compensation plans(b)	$1,743	$3,295	$4,854	$5,837

Excess tax benefit from share-based compensation plans(b)	$747	$4,923	$5,480	$6,939

(a)	Included in selling, general and administrative expenses.
(b)	Included in stockholders’ equity.

During the thirteen weeks ended October 30, 2010, the Company issued 1,094,042 stock options, of which 1,087,500 have a ceiling which results in a stock-settled automatic exercise of any then vested options if the Fair Market Value (as defined in the equity plan) of our common stock reaches or exceeds a specified level (the “Capped Options”) if at the vesting date the stock price reaches 400% of the exercise price. The issued stock options have a weighted average grant date fair value of $14.41 and become exercisable with a weighted average exercise price of $35.02 over the requisite service period. The Company also issued 105,713 service-based restricted shares, of which 105,000 contain a performance condition, with a weighted average grant date fair value of $35.03.

During the thirty-nine weeks ended October 30, 2010, the Company issued 1,137,165 stock options with a weighted average grant date fair value of $14.67. These options become exercisable with a weighted average exercise price of $35.27 over the requisite service period. The Company also issued 141,365 service-based restricted shares with a weighted average grant date fair value of $37.06. The only significant change subsequent to the end of fiscal 2009 in the methods or valuation assumptions used to measure share-based awards was the utilization of a Monte Carlo simulation to value the Capped Options.

Share-based compensation for the thirty-nine weeks ended October 30, 2010 includes a benefit of $3.3 million for forfeited share-based awards resulting primarily from the resignation of the Company’s President of Retail and Direct, effective September 13, 2010.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009

(Dollars in thousands, unless otherwise indicated)

3. Income Taxes

Group files a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state tax returns in required jurisdictions.

Tax years ended January 2008 through January 2010 are subject to examinations by the Internal Revenue Service. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2002 to 2008. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

The Company has $9.5 million in unrecognized tax benefits, reflected in other liabilities, including interest and penalties. The amount, if recognized, that would affect the effective annual tax rate is $6.5 million. In October 2010, the Company reduced unrecognized tax benefits by $0.9 million due to the expiration of the applicable statute of limitations. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

It is the Company’s policy to recognize interest income and expense related to income taxes as a component of interest expense, and penalties as a component of selling, general and administrative expenses. The amount of interest and penalties accrued at October 30, 2010 was $1.0 million.

4. Debt and Credit Agreements

Debt

On August 31, 2010, J.Crew Operating Corp. (“Operating”) made a voluntary prepayment of $49.2 million representing the remaining principal amount outstanding under a Credit and Guaranty Agreement (the “Term Loan”) that Operating, as borrower, J.Crew Group, Inc. and certain of Operating’s direct and indirect subsidiaries, as guarantors, entered into on May 15, 2006. In conjunction with the voluntary prepayment, the Company recorded a non-cash charge of $1.4 million to interest expense in the third quarter of fiscal 2010 representing the write off of the remaining unamortized deferred financing costs incurred on the Term Loan.

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

There were no short-term borrowings during the first nine months of fiscal 2010. Outstanding standby letters of credit were $4.1 million and excess availability, as defined, under the Credit Facility was $195.8 million at October 30, 2010.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009

(Dollars in thousands, unless otherwise indicated)

On November 23, 2010, the Company entered into an Agreement and Plan of Merger. See Note 7, Subsequent Events, for more information.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with The Hong Kong and Shanghai Banking Corporation Limited that provides for the issuance of up to $35.0 million of documentary letters of credit on a no fee basis. Outstanding documentary letters of credit were $14.4 million and availability under this facility was $20.6 million at October 30, 2010.

5. Net Income Per Share

The calculation of basic and diluted income per share is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net income	$37,833	$43,869	$117,468	$82,924

Income per share:
Basic	$0.60	$0.70	$1.85	$1.33

Diluted	$0.58	$0.67	$1.78	$1.29

Weighted average common shares outstanding:
Basic	63,512	62,775	63,330	62,406

Diluted	65,741	65,223	65,823	64,317

The number of shares of potentially dilutive securities excluded from the calculation of diluted earnings per share is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Stock options	2,831	2,116	1,725	2,131
Unvested restricted stock	42	3	31	39

Total	2,873	2,119	1,756	2,170

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

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009

(Dollars in thousands, unless otherwise indicated)

Financial assets and liabilities

The Company does not have any financial assets or liabilities as of October 30, 2010 or January 30, 2010 that are measured in the financial statements at fair value on a recurring basis. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

Non-financial assets and liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of October 30, 2010 or January 30, 2010 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Carrying value of certain long-lived assets written down to fair value	$—	$—	$535	$2,704

Impairment charge(a)	$—	$—	$535	$2,704

(a)	Impairment charge in fiscal 2010 is a result of flooding of a factory store, which is temporarily closed.

7. Subsequent Events

On November 23, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chinos Holdings, Inc., a Delaware corporation (“Parent”), and Chinos Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into J. Crew Group, Inc. (the “Merger”), with J. Crew Group, Inc. surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are beneficially owned by affiliates of TPG Capital, L.P. and Leonard Green & Partners, L.P. The Merger Agreement was approved by the Board of Directors of Group, acting upon the unanimous recommendation of a special committee composed of independent directors of the Board.

At the effective time of the Merger, each share of common stock issued and outstanding immediately prior to the effective time (other than shares owned by (i) Parent, Merger Sub or any other direct or indirect wholly-owned subsidiary of Parent, including shares to be contributed to Parent by Mr. Millard S. Drexler, Chairman and Chief Executive Officer, and certain trusts controlled by him (collectively, the “Rollover Investors”) pursuant to an equity rollover agreement between Parent and the Rollover Investors immediately prior to the effective time of the Merger, (ii) the Company or any of its direct or indirect wholly-owned subsidiaries or (iii) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted automatically into the right to receive $43.50 in cash without interest and less applicable withholding taxes.

Consummation of the Merger is subject to customary conditions, including, among other things, shareholder approval, the absence of law or ruling prohibiting the Merger and the expiration or early termination of the applicable waiting period, and the securing of any necessary approvals, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

In connection with the Merger, Bank of America, N.A. and Goldman Sachs Bank USA (the “Lenders”) have committed to provide a $250 million senior secured asset-based revolving credit facility (the “New Credit Facility”), a $1 billion senior secured term loan facility and a $600 million senior unsecured bridge credit facility, on the terms and subject to the conditions set forth in a debt commitment letter (the “Commitment Letter”). The Lenders’ obligations under the Commitment Letter are subject to certain

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009

(Dollars in thousands, unless otherwise indicated)

terms and conditions, including the consummation of the Merger on substantially the terms set forth in the Merger Agreement and the refinancing of the Company’s Second Amended and Restated Credit Agreement, dated May 4, 2007 (the “Existing Credit Facility”) with Citicorp USA, Inc. (“Citicorp”), as administrative agent, Citicorp, as collateral agent, and Bank of America, N.A. and Wachovia Bank, National Association, as syndication agents.

For further information on the Merger, the Merger Agreement and related agreements, please refer to the Current Report on Form 8-K filed on November 26, 2010 and the Merger Agreement filed as an exhibit thereto. The foregoing description of the Merger does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement and related agreements.

The Company, certain officers of the Company, the members of the Board, TPG and Leonard Green are named as defendants in purported class action lawsuits brought by stockholders of the Company. The lawsuits allege, among other things, that the members of the Board breached their fiduciary duties owed to the Company’s public stockholders and seek, among other things, to enjoin the defendants from completing the merger on the agreed-upon terms. The Company and the Board believe that the claims are without merit and intend to defend against them vigorously.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Any such forward-looking statements relating to the Merger are subject to various risks and uncertainties, including uncertainties as to the timing of the Merger; the possibility that alternative acquisition proposals will be made; the possibility that alternative acquisition proposals will not be made; the possibility that various closing conditions for the Merger may not be satisfied or waived; the possibility that Parent and Merger Sub will be unable to obtain sufficient funds to close the Merger; the failure of the Merger to close for any other reason; the amount of fees and expenses related to the Merger; the diversion of management’s attention from ongoing business concerns; the effect of the announcement of the Merger on our business relationships, operating results and business generally, including our ability to retain key employees; the Merger Agreement’s contractual restrictions on the conduct of our business prior to the completion of the Merger; the possible adverse effect on our business and the price of our common stock if the Merger is not completed in a timely matter or at all; and the outcome of any legal proceedings, regulatory proceedings or enforcement matters that have been or may be instituted against us and others relating to the Merger. Any such forward-looking statements relating to our business are subject to various risks and uncertainties, including the strength of the economy, changes in the overall level of consumer spending or preferences in apparel, our ability to compete with other retailers, the parties’ ability to consummate the proposed transaction on the contemplated timeline, the performance of our products within the prevailing retail environment, our strategy and expansion plans, systems upgrades, reliance on key personnel, trade restrictions, political or financial instability in countries where our goods are manufactured, postal rate increases, paper and printing costs and the availability of suitable store locations at appropriate terms. These and other important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are further discussed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the Securities and Exchange Commission (the “SEC”), including under the heading “Risk Factors” and in other filings with the SEC by us subsequent to the Form 10-K. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Executive Overview

J.Crew ® is a nationally recognized apparel and accessories retailer that we believe embraces a high standard of style, craftsmanship, quality and customer service. We are a fully integrated multi-brand, multi-channel, specialty retailer that operates stores and websites to consistently communicate our vision. We believe our customer base consists primarily of affluent, college-educated and professional and fashion-conscious women and men.

We have two primary sales channels: Stores, which consists of our J.Crew retail, J.Crew factory, crewcuts®, Madewell®, and clearance stores; and Direct, which consists of (i) our websites for the J.Crew, crewcuts and Madewell brands and (ii) our J.Crew and crewcuts catalogs. As of October 30, 2010, we operated 249 retail stores (including nine crewcuts and 19 Madewell stores), 82 factory stores (including one temporarily closed store due to flooding and one crewcuts factory store), and three clearance stores, throughout the United States; compared to 242 retail stores (including nine crewcuts and 17 Madewell stores), 78 factory stores (including one crewcuts factory store) and three clearance stores as of October 31, 2009.

The following is a summary of our revenues for the thirteen and thirty-nine week periods ended October 30, 2010 and October 31, 2009:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(Dollars in millions)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Stores	$303.3	$300.1	$888.2	$799.9
Direct	117.9	105.5	334.8	289.0

Net sales	421.2	405.6	1,223.0	1,088.9
Other(a)	8.1	8.5	27.7	28.5

Total revenues	$429.3	$414.1	$1,250.7	$1,117.4

(a)	Consists primarily of shipping and handling fees.

The following is a summary of third quarter fiscal 2010 highlights:

•	Revenues increased 3.7% to $429.3 million.

•	Comparable store sales decreased 1.4%.

•	Direct net sales increased 11.8% to $117.9 million.

•	Income from operations decreased to $64.1 million, or 14.9% of revenues.

•	Pre-tax losses of Madewell decreased to $1.0 million in the third quarter of fiscal 2010 from $2.6 million in the third quarter last year.

•

A voluntary prepayment of $49.2 million representing the remaining principal amount outstanding was made under the Term Loan. We incurred a non-cash charge of $1.4 million representing the write off of the remaining unamortized deferred financing costs.

•	We opened two J.Crew retail stores, one J.Crew factory store and one Madewell store.

The following is a summary of first nine months fiscal 2010 highlights:

•	Revenues increased 11.9% to $1,250.7 million.

•	Comparable store sales increased 7.5%.

•	Direct net sales increased 15.8% to $334.8 million.

•	Income from operations increased to $198.5 million, or 15.9% of revenues.

•	Pre-tax losses of Madewell decreased to $6.9 million in the first nine months of fiscal 2010 from $11.6 million in the first nine months last year.

•

A voluntary prepayment of $49.2 million representing the remaining principal amount outstanding was made under the Term Loan. We incurred a non-cash charge of $1.4 million representing the write off of the remaining unamortized deferred financing costs.

•	We opened five J.Crew retail stores, four J.Crew factory stores (one of which is temporarily closed due to flooding in Tennessee) and two Madewell stores. We closed one J.Crew retail store.

Recent Developments

As previously announced, on November 23, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chinos Holdings, Inc., a Delaware corporation (“Parent”), and Chinos Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into J. Crew Group, Inc. (the “Merger”), with J. Crew Group, Inc. surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are beneficially owned by affiliates of TPG Capital, L.P. and Leonard Green & Partners, L.P. The Merger Agreement was approved by our Board of Directors, acting upon the unanimous recommendation of a special committee composed of independent directors of our Board.

At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than shares owned by (i) Parent, Merger Sub or any other direct or indirect wholly-owned subsidiary of Parent, including shares to be contributed to Parent by Mr. Millard S. Drexler, our Chairman and Chief Executive Officer, and certain trusts controlled by him (collectively, the “Rollover Investors”) pursuant to an equity rollover agreement between Parent and the Rollover Investors immediately prior to the effective time of the Merger, (ii) we or any of our direct or indirect wholly-owned subsidiaries or (iii) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted automatically into the right to receive $43.50 in cash without interest and less applicable withholding taxes.

Consummation of the Merger is subject to customary conditions, including, among other things, shareholder approval, the absence of law or ruling prohibiting the Merger and the expiration or early termination of the applicable waiting period, and the securing of any necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

In connection with the Merger, Bank of America, N.A. and Goldman Sachs Bank USA (the “Lenders”) have committed to provide a $250 million senior secured asset-based revolving credit facility (the “New Credit Facility”), a $1 billion senior secured term loan facility and a $600 million senior unsecured bridge credit facility, on the terms and subject to the conditions set forth in a debt commitment letter (the “Commitment Letter”). The Lenders’ obligations under the Commitment Letter are subject to certain terms and conditions, including the consummation of the Merger on substantially the terms set forth in the Merger Agreement and the refinancing of our Second Amended and Restated Credit Agreement, dated May 4, 2007 (the “Existing Credit Facility”) with Citicorp USA, Inc. (“Citicorp”), as administrative agent, Citicorp, as collateral agent, and Bank of America, N.A. and Wachovia Bank, National Association, as syndication agents.

For further information on the Merger, the Merger Agreement and related agreements, please refer to the Current Report on Form 8-K filed on November 26, 2010 and the Merger Agreement filed as an exhibit thereto. The foregoing description of the Merger does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement and related agreements.

The Merger Agreement and this summary of certain of its terms have been included to provide you with information regarding the terms of the Merger Agreement. Factual disclosures about us contained in this report may supplement, update or modify the factual disclosures about us contained in the Merger Agreement and described in this summary. The representations, warranties and covenants made in the Merger Agreement by us, Parent and Merger Sub were qualified and subject to important limitations agreed to by us, Parent and Merger Sub in connection with negotiating the terms of the Merger Agreement. In particular, in your review of the representations and warranties contained in the Merger Agreement and described in this summary, it is important to bear in mind that the representations and warranties were negotiated with the principal purposes of establishing the circumstances in which a party to the Merger Agreement may have the right not to close the Merger if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise, and allocating risk between the parties to the Merger Agreement, rather than establishing matters as facts. The representations and warranties may also be subject to a contractual standard of materiality different from those generally applicable to stockholders and reports and documents filed with the SEC and in some cases were qualified by disclosures that were made by each party to the other, which disclosures are not reflected in the Merger Agreement. Moreover, information concerning the subject matter of the representations and warranties, which do not purport to be accurate as of the date of this report, may have changed since the date of the Merger Agreement and subsequent developments or new information qualifying a representation or warranty may have been included in this report.

Results of Operations – Third Quarter of Fiscal 2010 compared to Third Quarter of Fiscal 2009

	Thirteen Weeks Ended October 30, 2010		Thirteen Weeks Ended October 31, 2009		Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$429.3	100.0%	$414.1	100.0%	$15.2	3.7%
Gross profit	186.6	43.5	200.4	48.4	(13.8)	(6.9)
Selling, general and administrative expenses	122.6	28.5	125.2	30.2	(2.6)	(2.1)
Income from operations	64.1	14.9	75.2	18.2	(11.1)	(14.8)
Interest expense, net	2.1	0.5	1.1	0.3	1.0	102.2
Income taxes	24.1	5.6	30.3	7.3	(6.2)	(20.4)
Net income	$37.8	8.8%	$43.9	10.6%	$(6.1)	(13.8)%

Revenues

Revenues increased $15.2 million, or 3.7%, to $429.3 million in the third quarter of fiscal 2010 from $414.1 million in the third quarter last year. This increase resulted from (i) non-comparable store sales (ii) an increase in Direct sales, offset by (iii) a decrease in comparable store sales. We saw a softening of the sales trend in both Stores and Direct, primarily in women’s apparel, which we expect to continue at least through the fourth quarter of fiscal 2010.

Stores sales increased $3.2 million, or 1.1%, to $303.3 million in the third quarter of fiscal 2010 from $300.1 million in the third quarter last year. Comparable store sales decreased 1.4% to $290.6 million in the third quarter of fiscal 2010 from $294.7 million last year. Comparable store sales increased 8.4% in the third quarter of fiscal 2009. Non-comparable store sales were $12.7 million in the third quarter of fiscal 2010.

Direct sales increased $12.4 million, or 11.8%, to $117.9 million in the third quarter of fiscal 2010 from $105.5 million in the third quarter last year. Direct sales increased $3.7 million, or 3.6%, in the third quarter of fiscal 2009.

The increase in Stores and Direct sales in the third quarter of fiscal 2010 was primarily driven by an increase in sales of men’s apparel, specifically pants, woven shirts, and knits. Sales of children’s apparel and accessories also increased during the quarter. Sales of women’s apparel decreased during the quarter.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended
	October 30, 2010	October 31, 2009
Apparel:
Women’s	63%	67%
Men’s	20	17
Children’s	5	4
Accessories	12	12

	100%	100%

Other revenues, which consist primarily of shipping and handling fees, decreased $0.4 million, or 5.0%, to $8.1 million in the third quarter of fiscal 2010 from $8.5 million in the third quarter last year. This decrease resulted primarily from shipping and handling promotions offset by the impact of shipping and handling fees from increased Direct sales. Other revenues decline as we increase the frequency of shipping and handling promotions.

Gross Profit

Gross profit decreased $13.8 million to $186.6 million in the third quarter of fiscal 2010 from $200.4 million in the third quarter last year. This decrease resulted from the following factors:

(Dollars in millions)
Increase in revenues	$9.0
Decrease in merchandise margin	(18.9)
Increase in buying and occupancy costs	(3.9)

$(13.8)

Gross margin decreased to 43.5% in the third quarter of fiscal 2010 from 48.4% in the third quarter last year. The decrease in gross margin was driven by a 440 basis point deterioration in merchandise margin due to increased markdowns and a 50 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.6 million, or 2.1%, to $122.6 million in the third quarter of fiscal 2010 from $125.2 million in the third quarter last year. This decrease primarily resulted from the following:

Increases

•	$4.5 million in corporate overhead—primarily payroll, payroll-related and consulting; and

•	$1.5 million in Stores operating expenses—primarily payroll and payroll-related.

Decrease

•	$10.2 million in share-based and incentive compensation.

As a percentage of revenues, selling, general and administrative expenses decreased to 28.5% in the third quarter of fiscal 2010 from 30.2% in the third quarter last year, primarily due to the above mentioned items.

Interest Expense, Net

Interest expense, net of interest income, increased $1.0 million to $2.1 million in the third quarter of fiscal 2010 from $1.1 million in third quarter last year due to (i) a non-cash interest charge of $1.4 million representing the write off of the remaining unamortized deferred financing costs incurred on the Term Loan, offset by (ii) $0.4 million less interest incurred on lower debt outstanding.

Income Taxes

The income tax provisions reflect the estimated annual effective tax rate of approximately 40%. The effective tax rate of 38.9% in the third quarter of fiscal 2010 reflects the resolution of certain discrete tax items.

Net Income

Net income decreased $6.1 million to $37.8 million in the third quarter of fiscal 2010 from $43.9 million in the third quarter of fiscal 2009. This decrease was due to a $13.8 million decrease in gross profit and a $1.0 million increase in interest expense, offset by a $2.6 million decrease in selling, general and administrative expenses and a $6.2 million decrease in the provision for income taxes.

Results of Operations – First Nine Months of Fiscal 2010 compared to First Nine Months of Fiscal 2009

	Thirty-nine Weeks Ended October 30, 2010		Thirty-nine Weeks Ended October 31, 2009		Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,250.7	100.0%	$1,117.4	100.0%	$133.3	11.9%
Gross profit	570.8	45.6	493.6	44.2	77.2	15.6
Selling, general and administrative expenses	372.3	29.8	350.9	31.4	21.4	6.1
Income from operations	198.5	15.9	142.7	12.8	55.8	39.1
Interest expense, net	3.4	0.3	3.2	0.3	0.2	5.6
Income taxes	77.6	6.2	56.5	5.1	21.1	37.3
Net income	$117.5	9.4%	$82.9	7.4%	$34.6	41.7%

Revenues

Revenues increased $133.3 million, or 11.9%, to $1,250.7 million in the first nine months of fiscal 2010 from $1,117.4 million in the first nine months last year. This increase resulted from (i) an increase in comparable store sales (ii) an increase in Direct sales, and (iii) non-comparable store sales. In the third quarter of fiscal 2010, we saw a softening of the sales trend in both Stores and Direct, which we expect to continue at least through the fourth quarter of fiscal 2010.

Stores sales increased $88.3 million, or 11.0%, to $888.2 million in the first nine months of fiscal 2010 from $799.9 million in the first nine months last year. Comparable store sales increased 7.5% to $849.7 million in the first nine months of fiscal 2010 from $790.3 million last year. Comparable store sales decreased 0.4% in the first nine months of fiscal 2009. Non-comparable store sales were $38.5 million in the first nine months of fiscal 2010.

Direct sales increased $45.8 million, or 15.8%, to $334.8 million in the first nine months of fiscal 2010 from $289.0 million in the first nine months last year. Direct sales increased $3.1 million, or 1.1%, in the first nine months of fiscal 2009.

The increase in Stores and Direct sales in the first nine months of fiscal 2010 was primarily driven by increases in sales of women’s and men’s apparel, specifically women’s knits, sweaters, and shirts. Sales of children’s apparel and accessories also increased during the first nine months of fiscal 2010.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirty-nine Weeks Ended
	October 30, 2010	October 31, 2009
Apparel:
Women’s	64%	67%
Men’s	20	17
Children’s	5	4
Accessories	11	12

	100%	100%

Other revenues, which consist primarily of shipping and handling fees, decreased $0.8 million, or 3.0%, to $27.7 million in the first nine months of fiscal 2010 from $28.5 million in the first nine months of last year. This decrease resulted primarily from shipping and handling promotions offset by the impact of shipping and handling fees from increased Direct sales. Other revenues decline as we increase the frequency of shipping and handling promotions.

Gross Profit

Gross profit increased $77.2 million to $570.8 million in the first nine months of fiscal 2010 from $493.6 million in the first nine months of last year. This increase resulted from the following factors:

(Dollars in millions)
Increase in revenues	$75.0
Increase in merchandise margin	11.6
Increase in buying and occupancy costs	(9.4)

$77.2

Gross margin increased to 45.6% in the first nine months of fiscal 2010 from 44.2% in the first nine months of last year. The increase in gross margin was driven by a 90 basis point expansion in merchandise margin due to decreased markdowns and a 50 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $21.4 million, or 6.1%, to $372.3 million in the first nine months of fiscal 2010 from $350.9 million in the first nine months of last year. This increase primarily resulted from the following:

Increases

•	$15.6 million in corporate overhead—primarily payroll, payroll-related and consulting;

•	$12.4 million in Stores operating expenses—primarily payroll, payroll-related and maintenance; and

•	$2.0 million in advertising and marketing expenses.

Decreases

•

$10.1 million in share-based and incentive compensation, which includes a benefit of $3.3 million for forfeited share-based awards resulting primarily from the resignation of our former President of Retail and Direct.

•	$3.2 million in additional charges incurred last year related to impairment and accelerated depreciation of underperforming stores; and

•	$1.3 million of severance and related costs incurred last year related to our workforce reduction.

As a percentage of revenues, selling, general and administrative expenses decreased to 29.8% in the first nine months of fiscal 2010 from 31.4% in the first nine months last year, primarily due to the increase in revenues.

Interest Expense, Net

Interest expense, net of interest income, increased $0.2 million to $3.4 million in the first nine months of fiscal 2010 from $3.2 million in first nine months of last year due primarily to (i) a non-cash interest charge of $1.4 million representing the write off of the remaining unamortized deferred financing costs incurred on the Term Loan, offset by (ii) $1.0 million less interest incurred on lower debt outstanding.

Income Taxes

The income tax provisions reflect the estimated annual effective tax rate of approximately 40%.

Net Income

Net income increased $34.6 million to $117.5 million in the first nine months of fiscal 2010 from $82.9 million in the first nine months of fiscal 2009. This increase was due to a $77.2 million increase in gross profit, offset by $21.4 million increase in selling, general and administrative expenses, a $21.1 million increase in the provision for income taxes, and a $0.2 million increase in interest expense.

Liquidity and Capital Resources

Currently, our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under the Existing Credit Facility. Currently, our primary cash needs are (i) capital expenditures in connection with opening new stores, remodeling existing stores and information technology system enhancements and (ii) working capital requirements. The most significant components of our working capital are merchandise inventories, accounts payable and other current liabilities.

If the Merger is consummated, subsequent to the Merger we expect to be substantially leveraged. Our liquidity requirements will be significantly changed, primarily due to the addition of debt service requirements to our existing cash needs discussed above. Additionally, if the Merger is consummated, we expect to terminate the Existing Credit Facility and to enter into the New Credit Facility, which will replace the Existing Credit Facility as a primary source of short-term liquidity. See “Recent Developments” for more information on the Merger and related arrangements.

Operating Activities

	Thirty-nine Weeks Ended
	October 30, 2010	October 31, 2009
	(amounts in millions)
Net income	$117.5	$82.9
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	36.7	39.6
Amortization of deferred financing costs	2.0	1.0
Share-based compensation	6.9	9.4
Deferred income taxes	—	0.7
Excess tax benefit from share-based compensation plans	(5.5)	(6.9)
Changes in operating assets and liabilities	(64.2)	(1.8)

Net cash provided by operating activities	$93.4	$124.9

Cash provided by operating activities in the first nine months of fiscal 2010 was $93.4 million and consisted of (i) net income of $117.5 million, (ii) adjustments to net income of $45.6 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $69.7 million due primarily to increases in inventories and related accounts payable, and an increase in federal and state income tax payments due to less prepaid taxes at the beginning of fiscal 2010 compared to fiscal 2009.

Cash provided by operating activities in the first nine months of fiscal 2009 was $124.9 million and consisted of (i) net income of $82.9 million, (ii) adjustments to net income of $50.7 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $8.7 million due primarily to normal business fluctuations.

Investing Activities

Capital expenditures were $38.0 million in the first nine months of fiscal 2010 compared to $36.0 million in the first nine months of last year. Capital expenditures for the opening of new stores were $11.9 million and $17.3 million in the first nine months of fiscal 2010 and 2009, respectively. The remaining capital expenditures were for information technology enhancements, store renovations and corporate facilities. Capital expenditures are planned at approximately $55 million for fiscal year 2010, including $16 million for new stores and $20 million for information technology enhancements, and the remainder for store renovations and corporate facilities.

Financing Activities

	Thirty-nine Weeks Ended
	October 30, 2010	October 31, 2009
	(amounts in millions)
Repayments of long-term debt	$(49.2)	$(0.5)
Excess tax benefit from share-based compensation plans	5.5	6.9
Proceeds from share-based compensation plans	4.8	5.8
Repurchase of common shares	(2.9)	(0.8)

Net cash (used in) provided by financing activities	$(41.8)	$11.4

Cash used in financing activities in the first nine months of fiscal 2010 was $41.8 million due to (i) a voluntary prepayment of $49.2 million representing the remaining principal amount outstanding under the Term Loan and (ii) cash used to repurchase common shares of $2.9 million in connection with net settlements of restricted stock vestings, offset by (iii) excess tax benefits from share-based compensation plans of $5.5 million and (iv) proceeds from share-based compensation plans of $4.8 million.

Cash provided by financing activities in the first nine months of fiscal 2009 was $11.4 million due primarily to (i) proceeds from share-based compensation plans of $5.8 million and (ii) excess tax benefits from share-based compensation plans of $6.9 million.

Amended and Restated Credit Agreement

On May 4, 2007, Group and certain of its subsidiaries, as guarantors, and Operating and certain of its subsidiaries, as borrowers, entered into the Existing Credit Facility with Citicorp USA, Inc. (“Citicorp”), as administrative agent, Citicorp, as collateral agent, and Bank of America, N.A. and Wachovia Bank, National Association, as syndication agents.

The Existing Credit Facility provides for revolving loans and letters of credit of up to $200 million (which amount may be increased to up to $250 million subject to certain conditions) at floating interest rates based on the base rate, as defined, plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.0% to 1.25%. The margin is based upon quarterly excess availability levels specified in the Existing Credit Facility. The total amount of availability is limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) the lesser of 90% of eligible inventory and 92.5% of the net recovery percentage of inventories (as determined by periodic inventory appraisals) for the period August 1 through December 31, or 90% of the net recovery percentage of inventories for the period January 1 through July 31, (d) 65% of the fair market value of eligible real estate, and (e) less any reserves established by Citicorp. The Existing Credit Facility expires on May 4, 2013.

Borrowings under the Existing Credit Facility are guaranteed by the Company and certain of its subsidiaries, and are secured by a perfected first priority security interest in substantially all of the Company’s assets and those of certain of its subsidiaries. The Existing Credit Facility includes restrictions on the Company’s ability and the ability of certain of its subsidiaries to incur additional indebtedness and liens, pay dividends or make other distributions, make investments, dispose of assets and merge. If excess availability under the Existing Credit Facility is less than $20 million at any time, then the Company’s fixed charge coverage ratio for the most recently ended period of four consecutive fiscal quarters may not be less than 1.10 to 1.00.

If an event of default occurs under the Existing Credit Facility, the lenders may declare all amounts outstanding under the Existing Credit Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the Existing Credit Facility to be sold.

Operating has been in compliance with its financial covenants during the terms of these agreements.

There were no short-term borrowings during the first nine months of fiscal 2010. Outstanding standby letters of credit were $4.1 million and excess availability, as defined, under the Existing Credit Facility was $195.8 million at October 30, 2010.

If the Merger is consummated, we expect to terminate the Existing Credit Facility and to enter into the New Credit Facility. See “Recent Developments” for more information on the Merger and related arrangements.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with The Hong Kong and Shanghai Banking Corporation Limited that provides for the issuance of up to $35.0 million of documentary letters of credit on a no fee basis. Outstanding documentary letters of credit were $14.4 million and availability under this facility was $20.6 million at October 30, 2010.

Outlook

Currently, our short-term and long-term liquidity needs arise primarily from capital expenditures associated with our growth strategy and working capital requirements. Management anticipates that capital expenditures in fiscal 2010 will be approximately $55 million, primarily for opening new stores, information technology enhancements, store renovations and corporate facilities. As of October 30, 2010, excess availability, as defined, under the Existing Credit Facility was $195.8 million. If the Merger is consummated, subsequent to the Merger we expect to be substantially leveraged. Our short-term and long-term liquidity requirements will be significantly changed, primarily due to the addition of debt service requirements to our existing cash needs discussed above. Additionally, if the Merger is consummated, we expect to terminate the Existing Credit Facility and to enter into the New Credit Facility, which will replace the Existing Credit Facility as a primary source of liquidity. See “Recent Developments” for more information on the Merger and related arrangements.

Management believes that, in the event the merger is not consummated, our current balances of cash and cash equivalents, cash flow from operations and availability under the Existing Credit Facility will be adequate to finance planned capital expenditures and working capital needs for the next twelve months. If the Merger is consummated, management believes that our balances of cash and cash equivalents, cash flow from operations and availability under the New Credit Facility would be adequate to finance debt service requirements, planned capital expenditures and working capital needs for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to fund post-Merger debt service requirements and to remain in compliance with the financial covenants depends on our future financing activities, our future operating performance and our future cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. See Item 1A. “Risk Factors” in part II of this report.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of October 30, 2010, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$4.1	$—	$—	$—	$4.1
Documentary	14.4	14.4	—	—	—

	$18.5	$14.4	$—	$—	$4.1

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

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Existing Credit Facility carries floating rates of interest that are a function of prime rate or LIBOR. A one percentage point per annum change in the interest rate on our variable rate debt would result in a change in income before taxes of approximately $100,000 for each $10.0 million of borrowings under the Existing Credit Facility.

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

The Company, certain officers of the Company, the members of the Board, TPG and Leonard Green are named as defendants in purported class action lawsuits brought by stockholders of the Company. The lawsuits allege, among other things, that the members of the Board breached their fiduciary duties owed to the Company’s public stockholders and seek, among other things, to enjoin the defendants from completing the merger on the agreed-upon terms.

One of the conditions to the closing of the merger is that no injunction, judgment or ruling by a court or other governmental entity shall be in effect that enjoins, restrains, prevents or prohibits consummation of the merger or that makes the consummation of the merger illegal. As such, if the plaintiffs are successful in obtaining an injunction prohibiting the defendants from completing the merger on the agreed-upon terms, then such injunction may prevent the merger from becoming effective, or from becoming effective within the expected timeframe.

Between November 24, 2010 and December 3, 2010, nine purported class action complaints related to the merger (the “Stockholder Actions”) were filed against some or all of the following: the Company, certain officers of the Company, the members of the Board, Parent, Merger Sub, TPG, TPG VI and Leonard Green.

On November 24, 2010, one of the Stockholder Actions was filed in the Court of Chancery of the State of Delaware, captioned New Orleans Employees’ Retirement System v. J. Crew Group, Inc., et al., C.A. No. 6016 (the “NOERS Complaint”). The plaintiff in the NOERS Complaint alleges, among other things, (1) that the Company and the members of the Board breached their fiduciary duties to the Company’s public stockholders by authorizing the merger for inadequate consideration and pursuant to an inadequate process, and (2) that TPG and Leonard Green aided and abetted the other defendants’ alleged breaches of fiduciary duty. The NOERS Complaint seeks, among other things, an order enjoining the defendants from placing their interests ahead of those of the Company and its stockholders, an order enjoining the defendants from initiating any defensive measures that would inhibit the Board’s ability to maximize value for the Company’s stockholders, an award of compensatory damages and an award of fees, expenses and costs.

On November 24, 2010, one of the Stockholder Actions was filed in the Supreme Court of the State of New York, captioned Church v. J. Crew Group, Inc., et al., No. 652101-2010 (the “Church Complaint”). The plaintiff in the Church Complaint alleges, among other things, (1) that certain officers and the Board breached their fiduciary duties to the Company’s public stockholders by authorizing the merger for inadequate consideration and pursuant to an inadequate process, and (2) that the Company, TPG, and Leonard Green aided and abetted the other defendants’ alleged breaches of fiduciary duty. The Church Complaint seeks, among other things, an order enjoining the defendants from completing the merger, an order rescinding the merger to the extent already implemented, the imposition of a constructive trust in favor of the plaintiff and the members of the purported class upon any benefits received by the defendants as a result of the allegedly wrongful conduct and an award of fees, expenses and costs.

On November 30, 2010, two of the Stockholder Actions were filed in the Supreme Court of the State of New York, captioned Taki v. J. Crew Group, Inc., et al., No. 652125-2010 and Weisenberg v. J. Crew Group, Inc., et al., No. 10115564-2010 (the “Weisenberg Complaint”), seeking substantially the same relief and making substantially the same allegations as the other Stockholder Actions. The plaintiff in the Weisenberg Complaint additionally alleges that the members of the Board breached their fiduciary duties to the Company’s public stockholders by, among other things, failing to disclose all material information about the merger to the Company’s stockholders.

On December 1, 2010, one of the Stockholder Actions was filed in the United States District Court for the Southern District of New York, captioned Brazin v. J Crew Group, Inc., et al., No. 10 Civ. 8988, seeking substantially the same relief and making substantially the same allegations as the other Stockholder Actions.

On December 2, 2010, one of the Stockholder Actions was filed in the Court of Chancery of the State of Delaware, captioned Local 542 International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware v. J. Crew Group., Inc., et al., C.A. No. 6035 and City of Orlando Police Pension Fund v. Drexler, et al., C.A. No. 6038 (the “Orlando Complaint”), seeking substantially the same relief and making substantially the same allegations as the other Stockholder Actions. The Orlando Complaint additionally seeks an order requiring the defendants to disclose all material information relating to the merger.

On December 3, 2010, two of the Stockholder Actions were filed in the Court of Chancery of the State of Delaware, captioned Southeastern Pennsylvania Transportation Authority v. Casati, et al., C.A. No. 6043 (the “SEPTA Complaint”) and Vogel v. J. Crew Group, Inc., et al., C.A. No. 6045 (the “Vogel Complaint”), seeking substantially the same relief and making substantially the same allegations as the other Stockholder Actions. The plaintiff in the SEPTA Complaint additionally alleges that certain officers of the Company will be unjustly enriched as a consequence of the merger. The SEPTA Complaint additionally seeks (1) an order canceling or voiding any shares or options vested by operation of the merger agreement, and (2) an order requiring the defendants to disclose all material information relating to the merger. The Vogel Complaint additionally seeks an order modifying certain provisions of the merger agreement.

The Company and the Board believe that the claims in the Stockholder Actions are without merit and intend to defend against them vigorously.

The Company is also a party to routine litigation arising in the ordinary course of its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the Company’s opinion, any such liability will not have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

ITEM 1A.	RISK FACTORS

The Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. The following risk factors related to the proposed Merger supplement, and should be read in conjunction with, that discussion.

There are risks and uncertainties associated with our proposed merger with an affiliate of TPG Capital, L.P. and Leonard Green & Partners, L.P.

On November 23, 2010, we entered into the Merger Agreement providing for the acquisition of J. Crew Group, Inc. by Parent, an entity formed by affiliates of TPG Capital, L.P. and Leonard Green & Partners, L.P. Pursuant to the Merger Agreement, Merger Sub will merge with and into J.Crew Group, Inc, with J.Crew Group, Inc. surviving the merger as a wholly-owned subsidiary of Parent. There are a number of risks and uncertainties relating to the Merger. For example, the Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, the failure of one or more of the Merger Agreement’s closing conditions, Parent’s failure to obtain sufficient financing to complete the Merger, or litigation relating to the Merger. In addition, there can be no assurance that approval of our stockholders or relevant regulators will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. If the Merger is not completed, the price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated. Pending the closing of the Merger, the Merger Agreement also restricts us from engaging in certain actions without Parent’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. In addition, if the Merger Agreement is terminated under certain circumstances, we are required to pay a termination fee of up to $54 million and reimburse certain of Parent’s expenses.

Our business could be adversely impacted as a result of uncertainty related to the Merger.

The proposed Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•

the attention of our management may be directed to transaction-related considerations (including the solicitation of alternative acquisition proposals as permitted under the “go-shop” clause of the Merger Agreement) and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

•

vendors or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Exhibit No.	Document

2.1	Agreement and Plan of Merger, dated November 23, 2010, by and among J.Crew Group, Inc., Chinos Holdings, Inc. and Chinos Acquisition Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on November 26, 2010.

2.2	Cooperation Agreement, dated November 23, 2010, by and among J.Crew Group, Inc. and Mr. Millard S. Drexler. Incorporated by reference to Exhibit 2.2 to the Form 8-K filed on November 26, 2010.

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Material Contracts

Exhibit No.	Document

10.1	Standard Form of Stock Option Grant Agreement (Capped Options).*

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at October 30, 2010 and January 30, 2010, (ii) the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J. CREW GROUP, INC.
(Registrant)

Date: December 7, 2010	By:	/s/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: December 7, 2010	By:	/s/ JAMES SCULLY
James Scully
Chief Administrative Officer and Chief Financial Officer

EXHIBIT INDEX

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Exhibit No.	Document

2.1	Agreement and Plan of Merger, dated November 23, 2010, by and among J.Crew Group, Inc., Chinos Holdings, Inc. and Chinos Acquisition Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on November 26, 2010.

2.2	Cooperation Agreement, dated November 23, 2010, by and among J.Crew Group, Inc. and Mr. Millard S. Drexler. Incorporated by reference to Exhibit 2.2 to the Form 8-K filed on November 26, 2010.

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

Material Contracts

Exhibit No.	Document

10.1	Standard Form of Stock Option Grant Agreement (Capped Options).*

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at October 30, 2010 and January 30, 2010, (ii) the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.**

*	Filed herewith.
**	Furnished herewith.