Form 10-K
period 2011-01-29
J CREW GROUP INC
filed 2011-03-21
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
001-32927	J.CREW GROUP, INC.	22-2894486

(Incorporated in Delaware)

770 Broadway

New York, New York 10003

Telephone: (212) 209 2500

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange*

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

☐  Yes     ☒  No

Based upon the closing sale price on the New York Stock Exchange on July 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, which ended July 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on such date was approximately $2,130,386,216. For purposes of determining this amount, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

There were 1,000 shares of the Company’s $.01 par value common stock outstanding on March 8, 2011.

*On March 7, 2011, the New York Stock Exchange (the “Exchange”) filed a Form 25 notifying the Securities and Exchange Commission of its intention to remove the company’s common stock from listing and registration on the Exchange at the opening of business on March 18, 2011, pursuant to Rule 12d2-2(a) promulgated under the Securities Exchange Act of 1934.

INTRODUCTORY NOTE

On March 7, 2011, J. Crew Group, Inc. was acquired by affiliates of TPG Capital, L.P. (“TPG”) and Leonard Green & Partners, L.P. (“LGP” and together with TPG, the “Sponsors”) in a transaction, hereinafter referred to as the “Acquisition,” valued at approximately $3.1 billion, including the assumption of $1.6 billion of debt and the incurrence of approximately $155 million of transaction costs. As a result of the Acquisition, our stock is no longer publicly traded. Currently, the issued and outstanding shares of J. Crew Group, Inc. are indirectly owned by affiliates of the Sponsors, certain co-investors and members of management.

To consummate the Acquisition, we entered into new debt financing consisting of (i) $1,450 million of senior secured credit facilities (the “Senior Credit Facilities”) consisting of: (a) a $250 million, 5-year asset-based revolving credit facility (the “ABL Facility”), which was undrawn at closing and (b) a $1,200 million, 7-year term loan credit facility (the “Term Loan Facility”), and (ii) $400 million of 8.125% senior notes due 2019 (the “Notes”).

We refer to the Acquisition and the related transactions, including the issuance and sale of the Notes and the borrowings under our Senior Credit Facilities, as the “Transactions.”

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

In this section “J.Crew,” the “Company,” “we,” “us” and “our” refer to J.Crew Group, Inc. (“Group”) and our wholly owned subsidiaries, including J.Crew Operating Corp. (“Operating”).

Overview

J.Crew is a nationally recognized apparel and accessories retailer that differentiates itself through high standards of quality, style, design and fabrics with consistent fits and authentic details. We are an integrated multi-channel, multi-brand specialty retailer that operates stores and websites to consistently communicate with our customers. We design, market and sell our products, including those under the J.Crew®, crewcuts® and Madewell® brands, offering complete assortments of women’s, men’s and children’s apparel and accessories. We believe our customer base consists primarily of affluent, college-educated, professional and fashion-conscious women and men.

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory and Madewell stores, and (2) Direct, which consists of our websites and catalogs. As of January 29, 2011, we operated 248 retail stores (including nine crewcuts and 20 Madewell stores), 85 factory stores (including two crewcuts factory stores), and three clearance stores, throughout the United States; compared to 243 retail stores (including nine crewcuts and 17 Madewell stores), 78 factory stores (including one crewcuts factory store) as of January 30, 2010.

Our fiscal year ends on the Saturday closest to January 31, typically resulting in a 52-week year, but occasionally gives rise to an additional week, resulting in a 53-week year. All references to fiscal 2010 reflect the results of the 52-week period ended January 29, 2011; to fiscal 2009 reflect the results of the 52-week period ended January 30, 2010; and to fiscal 2008 reflect the results of the 52-week period ended January 31, 2009. In addition, all references to fiscal 2011 reflect the 52-week period ending January 28, 2012.

We were incorporated in the State of New York in 1988 and reincorporated in the State of Delaware in October 2005. Our principal executive offices are located at 770 Broadway, New York, NY 10003, and our telephone number is (212) 209-2500.

Brands and Merchandise

We project our brand image through consistent creative messaging in our store environments, websites and catalogs and with our superior customer service. We maintain our brand image by exercising substantial control over the presentation and pricing of our merchandise and by selling our products ourselves. Senior management is extensively involved in all phases of our business including product design and sourcing, assortment planning, store selection and design, website experience and the selection of photography for each catalog.

J.Crew. Introduced in 1983, J.Crew offers a complete assortment of women’s and men’s apparel and accessories, including outerwear, loungewear, wedding attire, swimwear, shoes, bags, belts, hair accessories and jewelry. J.Crew offers products ranging from casual t-shirts and broken-in chinos to Italian cashmere and leather items and limited edition “collection” items, such as hand-beaded skirts and double-faced cashmere jackets. J.Crew products are sold through our J.Crew retail and factory stores and our J.Crew website. Our J.Crew catalog provides a branding vehicle that supports all channels of distribution.

crewcuts. Introduced in 2006, crewcuts reflects the same high standard of quality, style and design that we offer under the J.Crew brand. crewcuts offers a product assortment of apparel and accessories for the children’s market from toddler size 2 to children size 14. Crewcuts products are sold through crewcuts stand-alone retail and factory stores, shop-in-shops in our J.Crew retail and factory stores and our J.Crew website.

Madewell. Introduced in 2006, Madewell is a modern-day interpretation of an American clothing label originally founded in 1937. Madewell offers products exclusively for women, including perfect-fitting, heritage-inspired jeans and all the downtown-cool pieces to wear with them, from vintage-influenced tees, cardigans and blazers, to boots and jewelry. Madewell products are sold through Madewell retail stores and our Madewell website.

Channels

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory, and Madewell stores, and (2) Direct, which consists of our websites and catalogs. The following is a summary of our revenues by channel:

(in millions, except percentages)	Fiscal 2010		Fiscal 2009		Fiscal 2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Stores	$1,192.9	69.2%	$1,110.9	70.4%	$974.3	68.2%
Direct	490.6	28.5	428.2	27.1	408.9	28.6
Other(a)	38.7	2.3	38.9	2.5	44.8	3.2

Total	$1,722.2	100.0%	$1,578.0	100.0%	$1,428.0	100.0%

(a)	Consists primarily of shipping and handling fees.

Stores

J.Crew Retail. Our J.Crew retail stores are located in upscale regional malls, lifestyle centers and street locations. Our retail stores are designed and fixtured with the goal of creating a distinctive, sophisticated and inviting atmosphere, with displays and information about product quality. We believe situating our stores in desirable locations is critical to the success of our business, and we determine store locations, as well as individual store sizes, based on several factors, including geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other high-end specialty retail stores. As of January 29, 2011, we operated 228 J.Crew retail stores (including nine crewcuts stores) throughout the United States.

Our J.Crew retail stores averaged approximately 6,400 total square feet as of January 29, 2011, but are “sized to the market,” which means that we adjust the size of a particular retail store based on the projected revenues from that particular store. For example, at the end of fiscal 2010, our largest retail store, located in New York, was approximately 15,000 square feet, and our smallest retail store, a men’s store, also located in New York, was approximately 900 square feet.

J.Crew Factory. Our J.Crew factory stores are located primarily in large outlet malls and are designed with simple, volume driving visuals to maximize the sale of key items. We design and develop a specific line of merchandise for our J.Crew factory stores based on products sold in previous seasons in our J.Crew retail stores and through our Direct channel. As of January 29, 2011, we operated 85 J.Crew factory stores (including two crewcuts factory stores) throughout the United States.

Our J.Crew factory stores averaged approximately 5,400 total square feet as of January 29, 2011, and are also “sized to the market.” For example, at the end of fiscal 2010, our largest factory store, located in Connecticut, was approximately 9,000 square feet, and our smallest factory store, our factory crewcuts store, located in Florida, was approximately 1,500 square feet.

Madewell. Similar to J.Crew retail stores, our Madewell stores are located in upscale trade areas that include malls, lifestyle centers and street locations. Our Madewell store environments are carefully designed with the goal of capturing the look and feel of a downtown boutique, while still reflecting the quality and sophistication of our J.Crew stores. As of January 29, 2011, we operated 20 Madewell stores throughout the United States.

Our Madewell stores averaged approximately 3,900 total square feet as of January 29, 2011. At the end of fiscal 2010, our largest Madewell store, located in Washington, D.C., was approximately 9,600 square feet, and our smallest Madewell store, located in Maryland, was approximately 2,600 square feet.

The following table details the number of stores that we operated for the past three fiscal years:

	Retail stores
	J.Crew	crewcuts	Madewell	Total retail	J.Crew factory	Total(a)
Fiscal 2008:
Beginning of year	189	4	6	199	61	260
New	23	1	4	28	14	42
Closed	(1)	—	—	(1)	(1)	(2)

End of year	211	5	10	226	74	300

Fiscal 2009:
Beginning of year	211	5	10	226	74	300
New	7	4	8	19	5	24
Closed	(1)	—	(1)	(2)	(1)	(3)

End of year	217	9	17	243	78	321

Fiscal 2010:
Beginning of year	217	9	17	243	78	321
New	5	—	3	8	7	15
Closed	(3)	—	—	(3)	—	(3)

End of year	219	9	20	248	85	333

(a)	Excludes three clearance stores.

Direct

Our Direct channel serves customers through websites for the J.Crew, crewcuts and Madewell brands. Our websites allow customers to purchase our merchandise over the Internet and include jcrew.com, madewell.com and jcrew.com/factory, a newly launched feature on our J.Crew website that offers an edited assortment of factory merchandise via our Direct channel. We also use the Direct channel to sell exclusive styles not available in stores, introduce and test new product offerings, offer extended sizes and colors on various products, and drive targeted marketing campaigns. Our catalogs serve as an important branding vehicle to communicate to our customers across all channels. In fiscal 2010, we distributed approximately 3.9 billion catalog pages. We continuously evaluate the effectiveness of our catalog circulation strategies.

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

From the presentation of the sample assortment, our merchandising team selects which items to market in each of our sales channels and edits the assortment as necessary. Our teams communicate regularly and work closely with each other in order to leverage market data, ensure the quality of our products and remain true to our unified brand image. Our technical design team develops construction and fit specifications for every product, ensuring quality workmanship and consistency across product lines.

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

Marketing and Advertising

The J.Crew catalog is the primary branding and advertising vehicle for the J.Crew brand. We believe our catalog reinforces the J.Crew mission and brand image, while driving sales in all of our channels. We believe we have distinguished ourselves from other catalog retailers by utilizing high quality photography and art direction. Additionally, in fiscal 2010, we continued to expand our marketing strategy to include online, print and outdoor advertising.

Furthermore, we offer a private-label credit card through an agreement with World Financial Network National Bank, or the WFNNB, under which WFNNB owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. In fiscal 2010, sales on J.Crew credit cards made up approximately 17% of our total net sales. We believe that our credit card program encourages frequent store and website visits and catalog sales and promotes multiple-item purchases, thereby cultivating customer loyalty to the J.Crew brand and increasing sales. We also maintain a loyalty program by offering rewards for customer spending on J.Crew credit cards.

Sourcing

We source our merchandise in two ways: through the use of buying agents, and by purchasing merchandise directly from trading companies and manufacturers. We have no long-term merchandise supply contracts, and we typically transact business on an order-by-order basis. In fiscal 2010, we worked with eight buying agents, who supported our relationships with vendors that supplied approximately 57% of our merchandise, with one of these buying agents supporting our relationships with vendors that supplied approximately 45% of our merchandise. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with the vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in the factories, inspecting finished merchandise and carrying out other administrative communications on our behalf. In fiscal 2010, we worked with a number of trading companies, and purchased approximately 28% of our merchandise from two of these companies. Trading companies control factories which manufacture merchandise and also handle certain other shipping and customs matters related to importing the merchandise into the United States. We sourced the remaining 15% of our merchandise directly with manufacturers both within the United States and overseas with the majority of whom we have long-term, and what we believe to be, stable relationships.

Our sourcing base currently consists of 151 vendors who operate 215 factories in 18 countries. Our top 10 vendors supply 52% of our merchandise. Each of our top 10 vendors uses multiple factories to produce its merchandise, which we believe gives us a high degree of flexibility in placing production of our merchandise. We believe we have developed strong relationships with our vendors, some of which rely upon us for a significant portion of their business.

In fiscal 2010, approximately 87% of our merchandise was sourced in Asia (with 74% of our products sourced from China, Hong Kong and Macau), 9% was sourced in Europe and other regions, and 4% was sourced in the United States. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution

We operate two distribution facilities and one customer call center. We own a 282,000 square foot facility in Asheville, North Carolina that houses our distribution operations for our stores. This facility currently employs approximately 200 full and part-time associates during our non-peak season and approximately 30 additional associates during our peak season. Merchandise is transported from this distribution center to our stores by independent trucking companies, Federal Express or UPS, with a transit time of approximately two to five days.

We also own a 262,000 square foot facility, and lease a 63,700 square foot facility, both located in Lynchburg, Virginia. These facilities contain our customer call center and order fulfillment operations for our Direct channel. The Lynchburg facilities currently employ approximately 1,000 full and part-time associates during our non-peak season and approximately 700 additional associates during our peak season. We outsource a portion of our customer calls to a third-party service provider. Merchandise sold via our Direct channel is sent directly to customers from this distribution center via the United States Postal Service, UPS or Federal Express.

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

We continue to expand and upgrade our information systems, networks and infrastructure to support recent and expected future growth. During fiscal 2008 we implemented certain Direct channel systems upgrades, including a new platform for our website, a new order management system in our call center and a new warehouse management system. These systems upgrades temporarily impaired our ability to capture, process and ship customer orders and resulted in the incurrence of additional costs in the second half of fiscal 2008. During fiscal 2009 and fiscal 2010 we concentrated our efforts on optimizing these upgrades.

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

Our business is seasonal. As a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually substantially higher in our fourth fiscal quarter, particularly December, as customers make holiday purchases. In fiscal 2010, we realized approximately 27% of our revenues in the fourth fiscal quarter compared to 29% in fiscal 2009. This percentage was lower in fiscal 2010 due to a softening of sales, primarily of women’s apparel, experienced during the second half of fiscal 2010.

Competition

The specialty retail industry is highly competitive. We compete primarily with specialty retailers, department stores, catalog retailers and Internet businesses that engage in the sale of women’s, men’s and children’s apparel, accessories, shoes and similar merchandise. We believe the principal bases upon which we compete are quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of our brands, as well as our multiple sale channels that enable our customers to shop in the setting they prefer. We believe that we also differentiate ourselves from competitors on the basis of our signature product design, our ability to offer both designer-quality products at higher price points and more casual items at lower price points, our focus on the quality of our product offerings and our customer-service oriented culture. We believe our success depends in substantial part on our ability to originate and define product and fashion trends as well as to timely anticipate, gauge and react to changing consumer demands. Some of our competitors are larger and may have greater financial, marketing and other resources than us. Accordingly, there can be no assurance that we will be able to compete successfully with them in the future.

Associates

As of January 29, 2011, we had approximately 12,700 associates, of whom approximately 3,800 were full-time associates and 8,900 were part-time associates. Approximately 1,000 of these associates are employed in our customer call center and Direct order fulfillment operations facilities in Lynchburg, Virginia, and approximately 260 of these associates work in our store distribution center in Asheville, North Carolina. In addition, approximately 3,200 associates are hired on a seasonal basis in these facilities and our stores to meet demand during the peak season. None of our associates are represented by a union. We have had no labor-related work stoppages and we believe our relationship with our associates is good.

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

Risks Related to Our Business

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

We believe that our current cash position, cash flow from operations and availability under our Senior Credit Facilities provide us with sufficient liquidity. However, a decrease in liquidity of our customers and suppliers could have a material adverse effect on our results of operations and liquidity.

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

If we are unable to gauge fashion trends and react to changing consumer preferences in a timely manner, our sales will decrease.

We believe our success depends in substantial part on our ability to:

•	originate and define product and fashion trends,

•	anticipate, gauge and react to changing consumer demands in a timely manner, and

•	translate market trends into appropriate, saleable product offerings far in advance of their sale in our stores, our Internet websites and our catalogs.

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

We expanded our store base by 12 net new stores in fiscal 2010. We are also reviewing our existing store base and identifying opportunities, where available, to renegotiate the terms of those leases. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew our existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

Our inability to maintain or increase levels of same store sales or Direct sales could cause our earnings to decline.

If our future same store sales or sales from our Direct channel fail to meet market expectations, our earnings could decline. In addition, our results have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, over the past fourteen fiscal quarters, our quarterly same store sales have ranged from an increase of 16.6% in the fourth quarter of fiscal 2009 to a decrease of 13.1% in the fourth quarter of fiscal 2008 and sales from our Direct business have ranged from an increase of 36% in the third quarter of fiscal 2007 to a decrease of 6% in the first quarter of fiscal 2009. A variety of factors affect same store sales and Direct sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions. These factors may cause our same store sales and Direct sales results to be materially lower than previous periods and our expectations, which could cause declines in our quarterly earnings.

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

In fiscal 2010, approximately 96% of our merchandise was sourced from foreign factories. In particular, approximately 74% of our merchandise was sourced from China, Hong Kong and Macau. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. While substantially all of our foreign purchases of our products are negotiated and paid for in U.S. dollars, the cost of our products may be affected by fluctuations in the value of relevant foreign currencies. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, economic conditions, disruption of imports by labor disputes and local business practices.

Increases in the demand for, or the price of, raw materials used to manufacture our products or other fluctuations in sourcing costs could increase our costs and hurt our profitability.

The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by high demand for fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. In addition, our sourcing costs may also fluctuate due to labor conditions, transportation or freight costs, energy prices, currency fluctuations or other unpredictable factors. For example, we have begun to experience fluctuations in the price of cotton that is used to manufacture some of our merchandise. We believe that we have strong vendor relationships and we are working with our suppliers to manage cost increases. Our overall profitability depends, in part, on the success of our ability to mitigate rising costs or shortages of raw materials used to manufacture our products.

Any significant interruption in the operations of our customer call, order fulfillment and distribution facilities could disrupt our ability to process customer orders and to deliver our merchandise in a timely manner.

Our customer call center and Direct order fulfillment operations are housed together in a single facility, while distribution operations for our stores are housed in another single facility. Although we maintain back-up systems for these facilities, they may not be able to prevent a significant interruption in the operation of these facilities due to natural disasters, accidents, failures of the inventory locator or automated packing and shipping systems we use or other events. In addition, we have upgraded certain Direct channel systems, including our web platform, order management system and warehouse management system in order to support recent and expected future growth. We experienced some interruptions during fiscal 2008 in connection with our Direct channel systems upgrade and while we made progress in stabilizing these systems, there can be no assurance that future interruptions will not occur. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

Third party failure to deliver merchandise from our distribution centers to our stores and to customers or a disruption or adverse condition affecting our distribution centers could result in lost sales or reduced demand for our merchandise.

The success of our stores depends on their timely receipt of merchandise from our distribution facilities, and the success of our Direct channel depends on the timely delivery of merchandise to our customers. Independent third party transportation companies deliver our merchandise to our stores and to our customers. Some of these third parties employ personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our brand, increased logistics costs and excess inventory. Timely receipt of merchandise by our stores and our customers may also be affected by factors such as inclement weather, natural disasters, accidents, system failures and acts of terrorism. We may respond by increasing markdowns or initiating marketing promotions, which would decrease our gross profits and net income. Inability to recover from a business interruption and return to normal operations within a reasonable period of time could have a material adverse impact on our results of operations and damage our brand reputation.

Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

Trade restrictions, including increased tariffs, safeguards or quotas, on apparel and accessories could increase the cost or reduce the supply of merchandise available to us. We source our merchandise through buying agents and by purchasing directly from trading companies and manufacturers, predominately in various foreign countries. There are quotas and trade restrictions on certain categories of goods and apparel from China and countries which are not subject to the World Trade Organization Agreement which could have a significant impact on our sourcing patterns in the future. New initiatives may be proposed that may have an impact on our sourcing from certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products we purchase. We cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts or enhanced security measures at U.S. ports could increase the cost, delay shipping or reduce the supply of apparel available to us or may require us to modify our current business practices, any of which could hurt our profitability.

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

We are subject to numerous laws and regulations, including customs, truth-in-advertising, consumer protection, general privacy, health information privacy, identity theft, online privacy, unsolicited commercial communication and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. If these regulations were to change or were violated by our management, associates, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. Failure to protect personally identifiable information of our customers or associates could subject us to considerable reputational harm as well as significant fines, penalties and sanctions. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability.

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

Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. In fiscal 2010, approximately 6% of our selling, general and administrative expenses were attributable to such costs. We receive discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly, and our future paper costs are subject to supply and demand forces that we cannot control. Future additional increases in postal rates or in paper or printing costs would reduce our profitability to the extent that we are unable to pass those increases directly to customers or offset those increases by raising selling prices or by reducing the number and size of certain catalog editions.

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

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and of catalog mailings and the revenues contributed by new stores, merchandise mix and the timing and level of inventory markdowns. As a result, historical period-to-period comparisons of our revenues and operating results are not necessarily indicative of future period-to-period results.

Our business could be adversely impacted as a result of uncertainty related to the Acquisition and significant costs, expenses and fees.

The Acquisition could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•	the attention of our management may be directed to ongoing transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	our associates may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

•

vendors or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the Acquisition.

Pending shareholder suits could adversely impact our business and operations.

J.Crew, certain of its officers, members of its board of directors, Chinos Holdings, Inc. (“Holdings”), J.Crew and Chinos Acquisition Corporation (together referred to herein as the “Issuer”), TPG, TPG Fund VI and LGP have been named as defendants in purported class action lawsuits brought by certain J.Crew stockholders challenging the Acquisition, seeking, among other things, to enjoin completion of the Acquisition, an order rescinding the Acquisition to the extent it is consummated and an award of compensatory damages. See “Business—Legal Proceedings.” The parties in the Delaware Action entered into a Memorandum of Understanding in which the parties agreed to resolve the Delaware Action and to release all claims that were asserted or could have been asserted in the Delaware Action. However, on January 31, 2011, the plaintiffs in the Delaware Action attempted to repudiate the Memorandum of Understanding, stating that they were no longer in a position to support or pursue the settlement of the Delaware Action. The defendants in the Delaware Action intend to seek enforcement of the Memorandum of Understanding, and to settle the Delaware Action on the terms reflected therewithin. In the event that the Memorandum of Understanding is not enforced according to its terms, certain of the claims against the defendants in the Delaware Action (and in the other actions) may survive the closing of the Acquisition and force us to incur further costs and expenses. At this time no assurances can be given as to the outcome of the Delaware Action or the other class action lawsuits.

Risks Related to Our Indebtedness and Certain Other Obligations

Our substantial indebtedness and lease obligations could adversely affect our ability to raise additional capital to fund our operations and make strategic acquisitions, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness, including the Notes.

After completing the Transactions, we are now highly leveraged. Our total indebtedness, giving effect to the Transactions as if they had occurred on January 29, 2011, would be $1,600 million comprised of our borrowings under our Term Loan Facility of $1,200 million and the issuance of $400 million of Notes. We can also borrow additional secured debt up to $250 million under our ABL Facility. Our Senior Credit Facilities also allow an aggregate of $350 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions, including, in the case of $200 million of incremental term facilities, a pro forma total senior secured leverage ratio of 3.75 to 1.00. No incremental facilities were in effect at the closing of the Acquisition or are currently in effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities and Indenture.”

We also have, and will continue to have, significant lease obligations. As of January 29, 2011, our minimum annual rental obligations under long-term operating leases for fiscal 2011 and fiscal 2012 are $102 million and $96 million, respectively.

Our high degree of leverage and significant lease obligations could have important consequences for our creditors, including holders of the Notes. For example, they could:

•	limit our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who are not as highly leveraged;

•	increase our vulnerability to general economic and industry conditions;

•	expose us to the risk of increased interest rates as the borrowings under our Senior Credit Facilities will be at variable rates of interest;

•	make it more difficult for us to make payments on our indebtedness; and

•

require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities.

For the fiscal year ended January 29, 2011, on a pro forma basis after giving effect to the Acquisition and related financing transactions as if they had closed at the beginning of fiscal 2010, our cash interest expense would have been approximately $90.6 million. For the fiscal year ended January 29, 2011, on a pro forma basis after giving effect to the Transactions as if they had closed on such date, we would have had approximately $1,600 million of debt outstanding.

Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness in the future. This could further exacerbate the risks associated with our substantial financial leverage.

The terms of the indenture governing our Notes and the credit agreements governing our Senior Credit Facilities permit us to incur a substantial amount of additional debt, including secured debt. Any additional borrowings under our Senior Credit Facilities, and any other secured debt, would be effectively senior to the Notes and the guarantees thereto to the extent of the value of the assets securing such indebtedness. If new debt is added to our and our subsidiaries’ current debt levels, the risks that we now face as a result of our leverage would intensify. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities and Indenture.”

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The credit agreements governing our Senior Credit Facilities and the indenture governing our Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our, our immediate parent’s (solely with respect to the Senior Credit Facilities) and our restricted subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company. In addition, the credit agreement governing our ABL Facility requires us to satisfy a minimum fixed charge coverage ratio if our excess availability falls below certain thresholds. Our ability to satisfy these financial tests and ratios may be affected by events outside of our control.

Upon the occurrence of an event of default under our Senior Credit Facilities, the lenders thereunder could elect to declare all amounts outstanding under our Senior Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Senior Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Senior Credit Facilities. If the lenders under our Senior Credit Facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Senior Credit Facilities, as well as our other secured and unsecured indebtedness, including our outstanding Notes.

To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future. This ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our Senior Credit Facilities, in an amount sufficient to enable us to pay our indebtedness, including the outstanding Notes, or to fund our other liquidity needs. In any such circumstance, we may need to refinance all or a portion of our indebtedness, including our Senior Credit Facilities and the Notes, on or before maturity. We may not be able to refinance any of our indebtedness, including our Senior Credit Facilities and the Notes, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms or at all. The credit agreements governing our Senior Credit Facilities and the indenture governing the Notes restrict our ability to sell assets and use the proceeds from such sales.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness (including covenants in our Senior Credit Facilities and the indenture governing the Notes), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Senior Credit Facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Senior Credit Facilities to avoid being in default. If we breach our covenants under the credit agreements governing our Senior Credit Facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Senior Credit Facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed would remain the same, and our net income and cash flow, including cash available for servicing our indebtedness, will correspondingly decrease. If LIBOR increases above 1.25%, a 0.125% increase in the floating rate applicable to the $1,200 million outstanding under the Term Loan Facility would result in a $1.5 million increase in our annual interest expense. Assuming all revolving loans are drawn under the $250 million ABL Facility, a 0.125% change in the floating rate would result in a $0.3 million change in our annual interest expense. In the future, we may enter into interest rate hedges that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate hedges with respect to all of our variable rate indebtedness, and any hedges we enter into may not fully mitigate our interest rate risk, or may create additional risks.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We are headquartered in New York City. Our headquarter offices are leased under a lease agreement expiring in 2012, with an option to renew thereafter. We also have entered into a lease for additional corporate office space in our headquarter offices in New York City which expires in 2021. We own two facilities: (i) a 262,000 square foot customer contact call center, order fulfillment and distribution center in Lynchburg, Virginia and (ii) a 282,000 square foot distribution center in Asheville, North Carolina. We also lease a 63,700 square foot facility in Lynchburg, Virginia under a lease agreement expiring in April 2011.

As of January 29, 2011, we operated 248 retail stores (including nine crewcuts, two men’s stores, one women’s collection store, and 20 Madewell stores), 85 factory stores (including two crewcuts factory store), and three clearance stores, in 42 states and the District of Columbia. All of the retail and factory stores are leased from third parties and the leases historically have in most cases had terms of 5 to 15 years. A portion of our leases have options to renew for periods typically ranging from 5 to 10 years. Generally, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. When opportunities exist, we renegotiate with landlords to obtain more favorable terms. Our material owned properties are required to be subject to mortgages in favor of the agents under our Senior Credit Facilities.

The table below sets forth the number of retail (including crewcuts stores, two men’s stores, one women’s collection store, and Madewell stores) and factory stores operated by us in the United States as of January 29, 2011.

	Retail Stores	Factory Stores	Total Number of Stores(a)
Alabama	2	1	3
Arizona	4	1	5
California**	31	7	38
Colorado	4	3	7
Connecticut**	12	2	14
Delaware	1	1	2
Florida	13	9	22
Georgia*	7	3	10
Hawaii	1	—	1
Illinois	9	1	10
Indiana	1	2	3
Iowa	1	—	1
Kansas	1	—	1
Kentucky	2	—	2
Louisiana	2	—	2
Maine	—	2	2
Maryland*	5	3	8
Massachusetts**	13	2	15
Michigan	7	2	9
Minnesota	5	—	5
Mississippi	1	1	2
Missouri	4	1	5
Nebraska	1	—	1
Nevada	3	1	4
New Hampshire	1	2	3
New Jersey*	15	5	20
New Mexico	1	—	1
New York***	27	6	33
North Carolina*	8	3	11
Ohio*	7	2	9
Oklahoma	2	—	2
Oregon	3	1	4
Pennsylvania*	11	5	16
Rhode Island	2	—	2
South Carolina	2	4	6
Tennessee(b)	3	2	5
Texas**	14	6	20
Utah	2	1	3
Vermont	1	1	2
Virginia*	8	3	11
Washington*	5	1	6
Wisconsin	3	1	4
District of Columbia*	3	—	3

Total	248	85	333

(a)	Excludes three clearance stores, two located in Virginia and one in North Carolina.
(b)	Includes one factory store which is temporarily closed due to flooding.
(*)	Asterisks indicate the number of Madewell stores included in the number of retail stores in that state.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition or results of operations.

Litigation Relating to the Acquisition

In connection with the Acquisition, between November 24, 2010 and December 16, 2010, sixteen purported class action complaints were filed against some or all of the following: the Company, certain officers of the Company, members of the Company’s board of directors (the “Board of Directors” or “Board”), Holdings, the Issuer, TPG, TPG Fund VI and LGP. The plaintiffs in each of these complaints allege, among other things, (1) that certain officers of the Company and members of the Company’s Board breached their fiduciary duties to the Company’s public stockholders by authorizing the Acquisition for inadequate consideration and pursuant to an inadequate process, and (2) that the Company, TPG and LGP aided and abetted the other defendants’ alleged breaches of fiduciary duty. The purported class action complaints sought, among other things, an order enjoining the consummation of the Acquisition or an order rescinding the Acquisition and an award of compensatory damages.

Between November 24, 2010 and December 8, 2010, seven purported class action complaints were filed in the Delaware Court of Chancery. On December 14, 2010, these cases were consolidated into a single action, captioned In re J.Crew Group, Inc. Shareholders Litigation, C.A. No. 6043-VCS (the “Delaware Action”). On January 16, 2011, the Company entered into a memorandum of understanding (“MOU”) with the other parties in the Delaware Action providing for the settlement of all claims asserted in the Delaware Action against the Company and the other defendants. The MOU was agreed to by the Company and the other defendants pending the execution of a more formal settlement agreement and provides for, among other things, a one-time settlement payment of $10 million by J. Crew or its insurers to be distributed pro rata among the members of the class of Company shareholders on whose behalf the plaintiffs in the Delaware Action purport to act. Once the MOU was signed, the parties removed from the Court’s docket a preliminary injunction hearing that had been scheduled for February 24, 2011. By letter dated January 31, 2011, the plaintiffs in the Delaware Action attempted to repudiate the MOU and informed the Court that they were no longer in a position to support or pursue the settlement and indicated that they intended to seek monetary damages following a trial. By letter dated February 1, 2011, the defendants informed the Court that they believe they have honored their obligations under the MOU and that they intend to seek specific performance of the MOU. The court held a conference on February 11, 2011, during which it stated that it would not entertain any applications in the litigation until after the shareholder vote. If the MOU is not enforced, the Company intends to defend against the allegations asserted in the Delaware Action vigorously. On March 4, 2011, one of the plaintiffs in the Federal Actions (defined below) filed a motion to intervene in the Delaware Action, which seeks to replace the current putative class representatives in the Delaware Action. In addition, the parties in the Delaware Action submitted status reports to the Court, which advised the Court of the results of the shareholder vote and included the parties’ proposals on how the litigation should proceed. On March 15, 2011, the Chancery Court held a scheduling conference during which it ordered the parties to confer on a schedule for trial on the enforceability of the MOU by late August or September.

Between November 24, 2010 and December 16, 2010, seven purported class action complaints were filed in the Supreme Court of the State of New York. Those complaints are captioned respectively as Church v. J.Crew Group, Inc., et al., No. 652101-2010; Taki v. J.Crew Group, Inc., et al., No. 65125-2010; Weisenberg v. J.Crew Group, Inc., et al., No. 10115564-2010; Hekstra v. J.Crew Group, Inc., et al., No. 652175-2010; St. Louis v. J.Crew Group, Inc., et al., No. 652201-2010; Peoria Police Pension Fund v. Drexler, et al., No. 652239-2010; KBC Asset Management NV v. J.Crew Group, Inc., et al., No. 6522870-2010 (collectively, the “New York Actions”). On December 16, 2010, certain of the plaintiffs in the New York Actions filed an Order to Show Cause seeking consolidation of all of the New York Actions, as well as the appointment of certain lead plaintiffs and lead counsel. On December 20, the defendants opposed that Order to Show Cause, and moved to dismiss the

New York Actions or, alternatively, to stay the New York Actions in favor of the Delaware Action. On December 30, certain other plaintiffs in the New York Actions filed a separate Order to Show Cause seeking consolidation of all of the New York Actions and the appointment of a lead plaintiff and lead counsel. The defendants opposed that order to show cause and moved to dismiss or stay the New York Actions in favor of the Delaware proceedings. On January 13, 2011, the court in the New York Actions ruled that the New York Actions will be stayed indefinitely in favor of the Delaware Action. On February 15, 2011, the New York plaintiffs filed a notice of appeal of the order granting the stay. On February 17, 2011, the New York plaintiffs submitted to the New York court an Order to Show Cause seeking to vacate the stay of the New York Actions, consolidate all of the New York Actions, enjoin the shareholder vote scheduled for March 1, 2011, and direct a hearing on the plaintiffs’ claims. At a hearing on February 24, 2011, the New York court denied the plaintiffs’ request to enjoin the shareholder vote, and denied the plaintiffs’ request to lift the stay of proceedings except to order the seven cases consolidated and appoint the plaintiffs’ agreed-upon lead plaintiff structure. The cases otherwise remain stayed.

On December 1, 2010, a purported class action complaint, captioned Brazin v. J.Crew Group, Inc., No. 10 Civ. 8988, was filed in the United States District Court for the Southern District of New York. On December 14, 2010, another purported class action complaint, captioned Caywood v. Drexler, No. 10 Civ. 9328, was also filed in the United States District Court for the Southern District of New York (together with the Brazin Action, the “Federal Actions”). The plaintiffs in the Federal Actions assert claims that are largely duplicative of the claims asserted in the Delaware and New York Actions, but also allege that the defendants violated multiple federal securities statutes in connection with the filing of the Preliminary Proxy Statement on Schedule 14A. On December 21, the defendants moved to stay the Federal Actions pending the resolution of the Delaware Action or, alternatively, to enforce the automatic stay provision of the Private Securities Litigation Reform Act.

The Company has notified its insurers of each of the Delaware Action, the New York Actions, and the Federal Actions. The Company believes that any and all costs, expenses, and/or losses associated with the lawsuits are covered by its applicable insurance policies. By letter dated January 26, 2011, the Company’s primary directors and officers liability insurer, St. Paul Mercury Insurance Company (“Travelers”), stated that the claims asserted in the Delaware Action, the New York Actions, and the Federal Actions appeared to be claims against insured persons that would be covered by the applicable insurance policy, but identified potential defenses, exclusions, and limitations to coverage that it believed might apply, subject to reviewing additional information. The Company believes that any and all costs, expenses and/or losses associated with the Delaware Action, the New York Actions, and the Federal Actions are covered by its applicable insurance policies, and will pursue all available remedies and rights with respect to insurance coverage.

Although the Company, the Company’s Board, TPG, and LGP have entered into the MOU to settle the Delaware Action, they believe that the claims asserted in that action, as well as the claims asserted in the New York Actions and the Federal Actions, are without merit and intend to defend against the New York and Federal Actions vigorously. The Company has recorded a reserve for litigation settlement of $10 million in the consolidated financial statements as of and for the fiscal year ended January 29, 2011.

Certain stockholders, including funds affiliated with Mason Capital Management LLC, have purported to assert appraisal rights under Delaware law with respect to approximately 4.8 million shares of Company common stock (“Common Stock”). The equity purchase price related to these shares was not distributed at closing of the Acquisition, and therefore will be held by the Company until such appraisal rights proceedings are resolved. The Company intends to defend this matter vigorously.

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these other legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our outstanding Common Stock is privately held and there is no established public trading market for our Common Stock. From June 28, 2006 until March 7, 2011, our Common Stock was traded on the New York Stock Exchange under the symbol “JCG”. Prior to that time there was no public market for our stock. The following table sets forth the high and low sale prices of our Common Stock as reported on the New York Stock Exchange during fiscal 2010 and fiscal 2009:

Market Information

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$50.96	$37.01	$18.26	$9.01
Second Quarter	$49.00	$32.24	$29.27	$17.39
Third Quarter	$36.97	$30.06	$44.18	$28.00
Fourth Quarter	$46.95	$30.91	$46.63	$38.31

Record Holders

As of March 8, 2011, Chinos Intermediate Holdings B, Inc. (our direct owner and an indirect, wholly owned subsidiary of our ultimate parent Chinos Holdings, Inc.) was the only owner of record of our Common Stock

Dividends

Payment of dividends is restricted under our Senior Credit Facilities and the indenture governing our Notes, except for certain limited circumstances. We do not expect for the foreseeable future to pay dividends on our Common Stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current and future financing instruments and other factors that our board of directors deems relevant.

Performance Graph

The following graph and table shows the cumulative total stockholder return on our Common Stock with the S&P 500 Stock Index and the S&P Retail Index, in each case assuming an initial investment of $100 and reinvestment of dividends, if any.

	2/3/07	2/2/08	1/31/09	1/30/10	1/29/11
J.Crew Group, Inc.	$100	$125	$27	$105	$116
S&P 500 Stock Index	$100	$96	$57	$74	$88
S&P Retail Index	$100	$81	$49	$76	$95

All amounts rounded to the nearest dollar. The stock performance shown in the graph is included in response to the SEC’s requirements and is not intended to forecast or be indicative of future performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The selected historical consolidated financial data for each of the years in the three-year period ended January 29, 2011 and as of January 29, 2011 have been derived from our audited consolidated financial statements included elsewhere herein. The selected historical consolidated financial data for each of the years in the two-year period ended February 2, 2008 have been derived from our audited consolidated financial statements which are not included herein. The consolidated financial statements for each of the years in the five-year period ended January 29, 2011 and as of the end of each such year have been audited.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included herein.

	Year Ended(1)
	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007
	(in thousands, except per share data)
Income Statement Data
Revenues	$1,722,227	$1,578,042	$1,427,970	$1,334,723	$1,152,100
Cost of goods sold(2)	975,230	882,385	872,547	746,180	651,748

Gross profit	746,997	695,657	555,423	588,543	500,352
Selling, general and administrative expenses	533,029	484,396	458,738	416,064	374,738

Income from operations(3)	213,968	211,261	96,685	172,479	125,614
Interest expense, net of interest income	3,914	5,384	5,940	11,224	43,993
Loss on debt refinancing	—	—	—	—	10,039
Provision (benefit) for income taxes	88,549	82,517	36,628	64,180	(6,200)

Net income	121,505	123,360	54,117	97,075	77,782
Preferred stock dividends	—	—	—	—	(6,141)

Net income available to common shareholders	$121,505	$123,360	$54,117	$97,075	$71,641

Net income per share:
Basic	$1.92	$1.97	$0.88	$1.61	$1.61

Diluted	$1.84	$1.91	$0.85	$1.52	$1.49

Weighted average shares outstanding:
Basic	63,395	62,583	61,687	60,346	44,558

Diluted	65,918	64,714	64,027	63,748	48,039

	As of
	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$381,360	$298,107	$146,430	$131,510	$88,900
Working capital	364,220	283,972	183,059	138,049	117,100
Total assets	860,166	738,558	613,809	535,596	428,066
Total long-term debt	—	49,229	99,200	125,000	200,000
Stockholders’ equity	511,121	375,878	224,949	140,322	5,620

(1)	J.Crew’s fiscal year ends on the Saturday closest to January 31. Fiscal years ended January 29, 2011 (fiscal 2010), January 30, 2010 (fiscal 2009), January 31, 2009 (fiscal 2008) and February 2, 2008 (fiscal 2007) consisted of 52 weeks, while the fiscal year ended February 3, 2007 (fiscal 2006) consisted of 53 weeks.
(2)	Includes buying and occupancy costs.
(3)	Includes pre-tax losses incurred by Madewell of $10.2 million, $14.0 million, $11.5 million, $10.0 million and $5.1 million, respectively.

	Year Ended(1)
	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007
	(in thousands except percentages; numbers of stores; catalog pages; and per square foot data)
Operating Data
Revenues:
Stores	$1,192,876	$1,110,932	$974,284	$914,810	$808,542
Direct	490,594	428,186	408,916	377,444	308,611
Other(2)	38,757	38,924	44,770	42,469	34,947

Total revenues	$1,722,227	$1,578,042	$1,427,970	$1,334,723	$1,152,100

Stores:
Sales per gross square foot(3)	$601	$577	$551	$573	$526
Number of stores open at end of period	333	321	300	260	227
Same stores sales change(4)	4.0%	4.1%	(4.0)%	5.6%	13.0%
Direct:
Number of catalogs circulated	41,100	36,400	44,400	49,000	50,000
Number of pages circulated (in millions)	3,900	4,000	5,200	5,300	5,400
Depreciation and amortization	$49,756	$51,765	$44,143	$34,140	$33,525
Capital expenditures:
New store openings	$14,873	$19,954	$41,700	$38,313	$21,277
Other(5)	37,478	24,751	35,826	42,305	24,654

Total capital expenditures	$52,351	$44,705	$77,526	$80,618	$45,931

(1)	Fiscal year ended February 3, 2007 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.
(2)	Consists primarily of shipping and handling fees.
(3)	Calculated on a 52 week basis.
(4)	Reflects net sales at stores that have been open for at least twelve months on a 52 week basis.
(5)	Consists primarily of expenditures on information technology, warehouse expansion and store remodels.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes our consolidated operating results, financial condition and liquidity during each of the years in the three-year period ended January 29, 2011. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2010, 2009 and 2008 ended on January 29, 2011, January 30, 2010 and January 31, 2009, respectively. Each fiscal year consisted of 52 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include those described under “Risk Factors,” “Disclosure Regarding Forward-Looking Statements” and elsewhere in this annual report on Form 10-K.

Executive Overview

As of January 29, 2011, we operated 248 retail stores (including nine crewcuts®, two men’s stores, one women’s collection store, and 20 Madewell stores), 85 factory stores (including two crewcuts factory store), and three clearance stores, throughout the United States.

The following is a summary of fiscal 2010 highlights:

•	Revenues increased 9.1% to $1,722.2 million.

•	Same store sales increased 4.0%.

•	Direct net sales increased 14.6% to $490.6 million.

•	Income from operations increased to $214.0 million, or 12.4% of revenues, which reflects $20.0 million of costs incurred in connection with the Acquisition.

•	Pre-tax losses of Madewell decreased to $10.2 million in fiscal 2010 from $14.0 million in fiscal 2009.

•

A voluntary prepayment of $49.2 million representing the remaining principal outstanding was made under a Credit and Guaranty Agreement (the “Prior Term Loan”) that Operating, as borrower, J.Crew Group, Inc. and certain of Operating’s direct and indirect subsidiaries, as guarantors, entered into on May 15, 2006. We incurred a non-cash charge of $1.4 million representing the write off of the remaining unamortized deferred financing costs.

•

We opened five and closed three J.Crew retail stores; opened seven J.Crew factory stores (one of which is temporarily closed due to flooding in Tennessee), including one factory crewcuts store; and opened three Madewell stores.

We have two primary sales channels: (1) Stores, which consists of our retail, crewcuts, clearance, Madewell and factory stores, and (2) Direct, which consists of our websites and catalogs. The following is a summary of our net sales:

(Dollars in millions)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Stores	$1,192.9	$1,110.9	$974.3
Direct	490.6	428.2	408.9

Net sales	$1,683.5	$1,539.1	$1,383.2

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

Recent Developments

On November 23, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chinos Holdings, Inc., a Delaware corporation (“Parent”), and Chinos Acquisition Corporation, a Delaware Corporation (“Merger Sub”), as amended by Amendment No. 1 to the Merger Agreement on January 18, 2011. At a special meeting of shareholders held on March 1, 2011, our shareholders voted to approve the Acquisition, and Parent acquired us on March 7, 2011 through a reverse subsidiary merger with J. Crew Group, Inc. being the surviving company. Subsequent to the Acquisition, we became an indirectly wholly owned subsidiary of Parent, which is controlled by affiliates of the Sponsors, co-investors and certain of our management employees. Prior to March 7, 2011, we operated as a public company with common stock traded on the New York Stock Exchange.

For further information on the Acquisition, the Merger Agreement and related agreements, please refer to the Merger Agreement filed as an exhibit to the Current Report on Form 8-K filed on November 26, 2010. The foregoing description of the Acquisition does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement and related agreements.

In connection with the Acquisition, on March 7, 2011, (i) we entered into the ABL Facility, governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent, Goldman Sachs Bank USA, as syndication agent, HSBC Bank USA, N.A., Suntrust Bank and Wells Fargo Capital Finance, LLC, as co-documentation agents, Merrill Lynch, Pierce, Fenner and Smith Incorporated and Goldman Sachs Bank USA, as arrangers and as joint bookrunners, that provides senior secured financing of $250 million (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation, (ii) we entered into the Term Loan Facility, governed by a term loan credit agreement with Bank of America, N.A., as administrative agent, Goldman Sachs Bank USA, as syndication agent, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner and Smith Incorporated and Goldman Sachs Bank USA, as joint lead arrangers and as joint bookrunners, that provides senior secured financing of $1,200 million (which may be increased by up to $275 million in certain circumstances) and (iii) Merger Sub, as the initial issuer, and Wells Fargo Bank, National Association, as trustee (the “Trustee”), executed an indenture pursuant to which $400 million in aggregate principal amount of 8.125% Senior Notes due 2019, or the Notes, were issued (the “initial indenture”) and on March 7, 2011, Group, the guarantors party thereto and the Trustee executed a supplemental indenture (the “supplemental indenture” and together with the initial indenture, the “indenture”) pursuant to which we assumed the obligations of Merger Sub under the Notes and the guarantors guaranteed the Notes on a senior basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

For further information on the ABL Facility, the Term Loan Facility, the Notes and related agreements, please refer to the credit agreements, indenture and related agreements filed as exhibits to the Current Report on

Form 8-K filed on March 10, 2011. The foregoing description of the ABL Facility, the Term Loan Facility, the Notes and related agreements does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the credit agreements, indenture and related agreements.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure for determining how our business is performing is same store sales for Stores and net sales for Direct. We also consider gross profit and selling, general and administrative expenses in assessing the performance of our business.

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

The approximate percentage of our sales derived from these four categories, based on our internal merchandising systems, is as follows:

	Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Apparel
Women’s	62%	65%	66%
Men’s	21	19	19
Children’s	5	4	3
Accessories	12	12	12

	100%	100%	100%

Our crewcuts children’s brand was introduced in fiscal 2006 with the opening of both stand-alone stores and shop-in-shops. During fiscal 2010, we opened three and closed one shop-in-shop within our J.Crew retail stores, opened 15 shop-in-shops within our factory stores and one stand-alone crewcuts factory store. As of January 29, 2011, we operated 35 crewcuts shop-in-shops in our J.Crew retail stores, nine stand-alone crewcuts retail stores, 26 crewcuts shop-in-shops in our factory stores, and two stand-alone crewcuts factory stores.

Same Store Sales

Same store sales reflect net sales at stores that have been open for at least twelve months. Therefore, a store is included in same store sales on the first day it has comparable prior year sales. Non-same store sales include net sales from (1) new stores that have not been open for twelve months, (2) stores that experience a square footage change of at least 15 percent, (3) stores that have been temporarily closed for at least 30 consecutive days, (4) permanently closed stores, and (5) temporary stores.

By measuring the change in year-over-year net sales in stores that have been open for twelve months or more, same store sales allows us to evaluate how our core store base is performing. Various factors affect same store sales, including:

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

As we continue to open new stores, we expect that a greater percentage of our revenues will come from non-same store sales.

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

Our business is seasonal. As a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually substantially higher in our fourth fiscal quarter, particularly December, as customers make holiday purchases. In fiscal 2010, we realized approximately 27% of our revenues in the fourth fiscal quarter compared to 29% in fiscal 2009. This percentage was lower in fiscal 2010 due to a softening of sales, primarily of women’s apparel, experienced during the second half of this year.

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

Results of Operations

The following table presents, for the periods indicated, our operating results as a percentage of revenues as well as selected store data:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Revenues	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs(1)	56.6	55.9	61.1

Gross profit(1)	43.4	44.1	38.9
Selling, general and administrative expenses(1)	30.9	30.7	32.1

Income from operations	12.4	13.4	6.8
Interest expense, net	0.2	0.3	0.4

Income before income taxes	12.2	13.1	6.4
Provision for income taxes	5.1	5.2	2.6

Net income	7.1%	7.9%	3.8%

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Selected store data:
Number of stores open at end of period	333	321	300
Sales per gross square foot	$601	$577	$551
Same store sales change	4.0%	4.1%	(4.0)%

(1)	We exclude a portion of our distribution network costs from the cost of goods sold and include them in selling, general and administrative expenses. Our gross profit therefore may not be directly comparable to that of some of our competitors.

Fiscal 2010 Compared to Fiscal 2009

	Fiscal Year Ended				Variance
	January 29, 2011 (Fiscal 2010)		January 30, 2010 (Fiscal 2009)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentages
Revenues	$1,722.2	100.0%	$1,578.0	100.0%	$144.2	9.1%
Gross profit	747.0	43.4	695.7	44.1	51.3	7.4
Selling, general & administrative expenses	533.0	30.9	484.4	30.7	48.6	10.0
Income from operations	214.0	12.4	211.3	13.4	2.7	1.3
Interest expense, net	3.9	0.2	5.4	0.3	(1.5)	(27.3)
Provision for income taxes	88.5	5.1	82.5	5.2	6.0	7.3
Net income	$121.5	7.1%	$123.4	7.9%	$(1.9)	(1.5)%

Revenues

Revenues increased $144.2 million, or 9.1%, to $1,722.2 million in fiscal 2010 from $1,578.0 in fiscal 2009. This increase resulted from (i) an increase in Direct sales, (ii) non-same store sales, and (iii) an increase in same store sales. We saw a softening of the sales trend in both Stores and Direct, primarily in women’s apparel, in the second half of this year. We expect this trend to continue at least through the first quarter of fiscal 2011.

Stores sales increased $81.9 million, or 7.4%, to $1,192.9 million in fiscal 2010 from $1,110.9 million in fiscal 2009. Same store sales increased 4.0% to $1,136.3 million in fiscal 2010 from $1,092.6 million last year. Non-same store sales were $56.6 million in fiscal 2010 due primarily to stores opened subsequent to the fourth quarter of last year.

Direct sales increased $62.4 million, or 14.6%, to $490.6 million in fiscal 2010 from $428.2 million in fiscal 2009. Direct sales increased $19.3 million, or 4.7%, in fiscal 2009.

The increase in Stores and Direct sales during fiscal 2010 was primarily driven by increases in sales of men’s and women’s apparel, specifically women’s sweaters, knits and pants. Sales of children’s apparel and accessories also increased during fiscal 2010.

Other revenues, which consist primarily of shipping and handling fees, decreased $0.1 million, or 0.4%, to $38.8 million in fiscal 2010 from $38.9 million in fiscal 2009. This decrease resulted primarily from shipping and handling promotions offset by the impact of shipping and handling fees from increased Direct sales. Other revenues decline as we increase the frequency of shipping and handling promotions.

Gross Profit

Gross profit increased $51.3 million to $747.0 million in fiscal 2010 from $695.7 million in fiscal 2009. This increase resulted from the following factors:

(in millions)
Increase in revenues	$80.3
Decrease in merchandise margin	(17.6)
Increase in buying and occupancy costs	(11.4)

$51.3

Gross margin decreased to 43.4% in fiscal 2010 from 44.1% in fiscal 2009. The decrease in gross margin was driven by a 100 basis point deterioration in merchandise margin due to increased markdowns in the second half of this year, offset by a 30 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $48.6 million, or 10.0%, to $533.0 million in fiscal 2010 from $484.4 million in fiscal 2009. The increase primarily resulted from the following:

Increases

•	$20.0 million in costs incurred in connection with the Acquisition;

•	$19.7 million in corporate overhead—primarily payroll, payroll-related and consulting;

•	$15.9 million in Stores operating expenses—primarily payroll, payroll-related and maintenance; and

•	$3.1 million in advertising and marketing expenses.

Decreases

•

$14.0 million in share-based and incentive compensation, which includes a benefit of $3.3 million for forfeited share-based awards resulting from the resignation of our former President of Retail and Direct.

•	$3.2 million in additional charges incurred last year related to impairment and accelerated depreciation of underperforming stores; and

•	$1.3 million of severance and related costs incurred last year related to our workforce reduction.

As a percentage of revenues, selling, general and administrative expenses increased to 30.9% in fiscal 2010 from 30.7% in fiscal 2009 due to the above mention items, offset by the increase in revenues.

Interest Expense, Net

Interest expense, net of interest income, decreased $1.5 million to $3.9 million in fiscal 2010 from $5.4 million in fiscal 2009 due primarily to (i) a non-cash interest charge of $1.4 million representing the write off of the remaining unamortized deferred financing costs incurred on the Prior Term Loan, offset by (ii) $1.0 million less interest incurred on lower debt outstanding.

Provision for Income Taxes

The effective tax rate was 42.2% in fiscal 2010 compared to 40.1% in fiscal 2009. The increase in the effective tax rate was due primarily to non-deductible costs incurred this year in connection with the Acquisition.

Net Income

Net income decreased $1.9 million to $121.5 million in fiscal 2010 from $123.4 million in fiscal 2009. This decrease was due to a $48.6 million increase in selling, general and administrative expenses and a $6.0 million increase in the provision for income taxes, offset by $51.3 million increase in gross profit and a $1.5 million decrease in interest expense.

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

Revenues

Revenues increased $150.1 million, or 10.5%, to $1,578.0 million in fiscal 2009 from $1,427.9 in fiscal 2008. This increase resulted from non-same store sales, and increases in same store sales and Direct sales.

Stores sales increased $136.6 million, or 14.0%, to $1,110.9 million in fiscal 2009 from $974.3 million in fiscal 2008. Same store sales increased 4.1% to $993.9 million in fiscal 2009 from $954.9 million last year. Non-same store sales were $117.0 million in fiscal 2009 due primarily to stores opened subsequent to the fourth quarter of last year.

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

(in millions)
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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $25.7 million, or 5.6%, to $484.4 million in fiscal 2009 from $458.7 million in fiscal 2008. The increase primarily resulted from the following:

Increases

•	$21.0 million in share-based and incentive compensation;

•	$8.1 million in operating expenses—primarily payroll, payroll-related and consulting expenses;

•	$6.6 million in depreciation and amortization associated primarily with our growth in store locations and information technology infrastructure;

•	$6.4 million in advertising and marketing expenses;

•	$1.3 million related to lease termination actions;

•	$1.3 million for severance and related costs due to our workforce reduction;

Decreases

•	$9.6 million of expenses incurred last year related to our Direct channel stabilization efforts; and

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

Interest Expense, Net

Interest expense, net of interest income, decreased $0.5 million to $5.4 million in fiscal 2009 from $5.9 million in fiscal 2008 due primarily to declining interest rates. The decline in interest expense includes: (i) a decrease of $2.9 million in interest on the Prior Term Loan, offset by (ii) a decrease of $1.7 million of interest income and (iii) an increase of $0.7 million in amortization of deferred financing costs as a result of our voluntary prepayment in January 2010 under the Prior Term Loan.

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

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under the ABL Facility. Our primary cash needs are capital expenditures in connection with opening new stores and remodeling our existing stores, investments in our distribution network, opening an additional call center, making information technology system enhancements, meeting debt service requirements and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. See “—Outlook” below.

Operating Activities

	Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(in millions)
Net income	$121.5	$123.4	$54.1
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	49.8	51.8	44.1
Amortization of deferred financing costs	2.1	2.9	2.2
Deferred income taxes	(2.0)	(6.7)	13.0
Excess tax benefit from share based compensation	(0.4)	(7.1)	(13.5)
Share based compensation	10.7	12.8	8.4
Changes in inventories	(24.2)	(3.2)	(28.5)
Changes in accounts payable and other current liabilities	30.3	30.8	10.9
Changes in other operating assets and liabilities	(6.0)	27.6	4.7

Net cash provided by operations	$181.8	$232.3	$95.4

Cash provided by operating activities in fiscal 2010 was $181.8 million and consisted of (i) net income of $121.5 million, (ii) adjustments to net income of $60.2 million, and (iii) changes in operating assets and liabilities of $0.1 million due primarily to increases in inventories and related accounts payable, offset by the recording of a reserve for litigation in connection with the Acquisition. See “—Recent Developments” above and Item 3 “Legal Proceedings” for more information on the Acquisition and related litigation.

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

Investing Activities

Capital expenditures were $52.4 million, $44.7 million, and $77.5 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Capital expenditures for the opening of new stores were $14.9 million, $20.0 million, and $41.7 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively. The remaining capital expenditures in each period were for store renovation and refurbishment programs, and investments in information systems and distribution center initiatives as well as general corporate purposes. In light of unfavorable economic conditions we have slowed the pace of our store expansion for fiscal 2011. Capital expenditures are planned at approximately $94 million for fiscal year 2011, including $29 million for new stores, $22 million for information technology enhancements, $19 million for warehouse and call center expansion, and the remainder for store renovations and refurbishments, office space improvements and general corporate purposes.

Financing Activities

	Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(in millions)
Repayment of debt	$(49.2)	$(50.8)	$(25.0)
Proceeds from share based compensation plans	5.6	8.5	9.0
Excess tax benefit from share based compensation	0.4	7.1	13.5
Repurchase of common stock	(2.9)	(0.8)	(0.4)

Net cash used in financing activities	$(46.1)	$(36.0)	$(2.9)

Cash used in financing activities was $46.1 million in fiscal 2010 resulting from the voluntary prepayment on the Prior Term Loan, offset primarily by proceeds and tax benefits from share based compensation plans.

Cash used in financing activities was $36.0 million in fiscal 2009 resulting from the voluntary prepayment on the Prior Term Loan, offset primarily by proceeds and tax benefits from share based compensation plans.

Cash used in financing activities was $2.9 million in fiscal 2008 resulting from the voluntary prepayment on the Prior Term Loan, offset primarily by proceeds and tax benefits from share based compensation plans.

Existing Credit Facilities

Amended and Restated Credit Agreement (Terminated in Connection with the Acquisition)

On May 4, 2007, Group and certain of its subsidiaries, as guarantors, and Operating and certain of its subsidiaries, as borrowers, entered into that certain amended and restated credit agreement with Citicorp USA, Inc. (“Citicorp”), as administrative agent, Citicorp, as collateral agent, and Bank of America, N.A. and Wachovia Bank, National Association, as syndication agents (the “Existing Credit Facility”).

The Existing Credit Facility provided for revolving loans and letters of credit of up to $200 million at floating interest rates based on the base rate, as defined, plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.0% to 1.25%. The margin was based upon quarterly excess availability levels specified in the Existing Credit Facility. The total amount of availability was limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) the lesser of 90% of eligible inventory and 92.5% of the net recovery percentage of inventories (as determined by periodic inventory appraisals) for the period August 1 through December 31, or 90% of the net recovery percentage of inventories for the period January 1 through July 31, (d) 65% of the fair market value of eligible real estate, and (e) less any reserves established by Citicorp. The Existing Credit Facility would have expired on May 4, 2013.

There were no short-term borrowings under the Existing Credit Facility at January 29, 2011. Outstanding standby letters of credit were $4.3 million and excess availability, as defined, under the Existing Credit Facility was $195.7 million at January 29, 2011.

On March 7, 2011, in connection with the consummation of the Acquisition, Operating made a voluntary prepayment of $0.1 million representing all amounts outstanding under the Existing Credit Facility and the Existing Credit Facility was terminated in accordance with its terms. The standby letters of credit outstanding under the Existing Credit Facility were deemed issued under the ABL Facility as of March 7, 2011.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $14.6 million and availability was $20.4 million at January 29, 2011 under this facility.

New Senior Credit Facilities

ABL Facility

In connection with the Acquisition, on March 7, 2011, we entered into the ABL Facility, governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto that provides senior secured financing of $250 million (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The borrowing base at any time will equal the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus, 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for borrowings on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. We did not draw on our ABL Facility at the closing of the Transactions. The principal amount outstanding under the ABL Facility is due and payable in full on the fifth anniversary of the closing date.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at Group’s option, any of the following, plus, in each case, an applicable margin: (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; (b) in the case of borrowings in U.S. dollars or in Euros a LIBOR rate determined by reference to the costs of funds for deposits in the relevant currency for the interest period relevant to such borrowing adjusted for certain additional costs; (c) in the case of borrowings in Canadian dollars, the average offered rate for Canadian dollar bankers’ acceptances having an identical term of the applicable borrowing; and (d) in the case of borrowings in Canadian dollars, a fluctuating rate determined by reference to the higher of (1) the average offered rate for 30 day Canadian dollar bankers’ acceptances plus 0.50% and (2) the prime rate of Bank of America, N.A. for loans in Canadian dollars. The applicable margin for borrowings under the ABL Facility varies based on Group’s average historical excess availability from 1.25% to 1.75% with respect to base rate borrowings and borrowings in Canadian dollars bearing interest at the rate described in the immediately preceding clause (d), and from 2.25% to 2.75% with respect to LIBOR borrowings and borrowings in Canadian dollars bearing interest at the rate described in the immediately preceding clause (c).

All obligations under the ABL Facility are unconditionally guaranteed by Group’s immediate parent and certain of Group’s existing and future wholly owned domestic subsidiaries and are secured, subject to certain exceptions, by substantially all of Group’s assets and the assets of Group’s immediate parent and Group’s subsidiaries that have guaranteed the ABL Facility (referred to herein as the subsidiary guarantors), including, in each case subject to customary exceptions and exclusions:

•

a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, deposit accounts (other than any designated deposit accounts containing solely the proceeds of collateral with respect to which the obligations under the ABL Facility have only a second-priority security interest), securities accounts, commodities accounts and certain assets related to the foregoing and, in each case, proceeds thereof (such property, the “Current Asset Collateral”);

•

a second-priority pledge of all of Group’s capital stock directly held by Group’s immediate parent and a second priority pledge of all of the capital stock directly held by Group and any subsidiary guarantors (which pledge, in the case of the capital stock of each (a) domestic subsidiary that is directly owned by Group or by any subsidiary guarantor and that is a disregarded entity for United States Federal income tax purposes substantially all of the assets of which consist of equity interests in one or more foreign subsidiaries or (b) foreign subsidiary, is limited to 65% of the stock of such subsidiary); and

•	a second-priority security interest in substantially all other tangible and intangible assets, including substantially all of the Company’s owned real property and intellectual property.

The ABL Facility includes restrictions on Group’s ability and the ability of certain of its subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company. In addition, from the time when Group has excess availability under the ABL facility less than the greater of (a) 12.5% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $25 million, until the time when Group has excess availability under the ABL facility equal to or greater than the greater of (a) 12.5% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $25 million for 30 consecutive days, the credit agreement governing the ABL Facility requires Group to maintain a Fixed Charge Coverage Ratio (as defined in the ABL facility) tested on the last day of each fiscal quarter of at least 1.0 to 1.0.

Although Group’s immediate parent is not generally subject to the negative covenants under the ABL Facility, such parent is subject to a holding company covenant that will limit its ability to engage in certain activities.

The credit agreement governing the ABL Facility additionally contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs under the ABL Facility, the lenders may declare all amounts outstanding under the ABL Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the ABL Facility to be sold.

Term Loan Facility

In connection with the Acquisition, on March 7, 2011, we entered into the Term Loan Facility, governed by a term loan credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $1,200 million (which may be increased by up to $275 million in certain circumstances). We are required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loans made on the closing date, with the balance due on the seventh anniversary of the closing date.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at Group’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 1.25%. The applicable margin for borrowings under the Term Loan Facility varies based upon Group’s senior secured net leverage ratio from 2.25% to 2.50% with respect to base rate borrowings and from 3.25% to 3.50% with respect to LIBOR borrowings.

All obligations under the Term Loan Facility are unconditionally guaranteed by Group’s immediate parent and certain of Group’s existing and future wholly owned domestic subsidiaries and are secured, subject to certain exceptions, by substantially all of Group’s assets and the assets of Group’s immediate parent and Group’s subsidiary guarantors, including, in each case subject to customary exceptions and exclusions:

•

a first-priority pledge of all of Group’s capital stock directly held by Group’s immediate parent and a first-priority pledge of all of the capital stock directly held by Group and Group’s subsidiary guarantors (which pledge, in the case of the capital stock of each (a) domestic subsidiary that is directly owned by Group or by any subsidiary guarantor and that is a disregarded entity for United States Federal income tax purposes substantially all of the assets of which consist of equity interests in one or more foreign subsidiaries or (b) foreign subsidiary, is limited to 65% of the stock of such subsidiary);

•

a first-priority security interest in substantially all of Group’s immediate parent’s, Group’s and the subsidiary guarantor’s other tangible and intangible assets (other than the assets described in the following bullet point), including substantially all of the Company’s real property and intellectual property, and designated deposit accounts containing solely the proceeds of collateral with respect to which the obligations under the Term Loan Facility have a first-priority security interest; and

•	a second-priority security interest in Current Asset Collateral.

The Term Loan Facility includes restrictions on Group’s ability and the ability of Group’s immediate parent and certain of Group’s subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company.

The credit agreement governing the Term Loan Facility does not require us to comply with any financial maintenance covenants but additionally contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs under the Term Loan Facility, the lenders may declare all amounts outstanding under the Term Loan Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the Term Loan Facility to be sold.

8.125% Senior Notes due 2019

On March 7, 2011, Group (as successor by merger to Merger Sub) issued $400 million in principal amount of Notes. The Notes bear interest at a rate of 8.125% per annum, and interest is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2011. The Notes mature on March 1, 2019.

Subject to certain exceptions, the Notes are guaranteed on a senior unsecured basis by each of Group’s current and future wholly owned domestic restricted subsidiaries (and non-wholly owned restricted subsidiaries if such non-wholly owned restricted subsidiaries guarantee Group’s or another guarantor’s other capital market debt securities) that is a guarantor of Group’s or another guarantor’s debt, including the Senior Credit Facilities. The Notes are Group’s senior unsecured obligations and rank equally in right of payment with all of its existing and future indebtedness that is not expressly subordinated in right of payment thereto. The Notes will be senior in right of payment to any future indebtedness that is expressly subordinated in right of payment thereto and effectively junior to (a) Group’s existing and future secured indebtedness, including the ABL Facility and Term Loan Facility described above, to the extent of the value of the collateral securing such indebtedness and (b) all existing and future liabilities of Group’s non-guarantor subsidiaries.

The indenture governing the Notes contains certain customary representations and warranties, provisions relating to events of default and covenants, including restrictions on Group’s and certain of its subsidiaries’ ability to, among other things, incur or guarantee indebtedness; pay dividends on, redeem or repurchase capital stock; make investments; issue certain preferred equity; create liens; enter into transactions with the Company’s affiliates; designate Group’s subsidiaries as Unrestricted Subsidiaries (as defined in the indenture); and consolidate, merge, or transfer all or substantially all of the Company’s assets. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants, excluding without limitation those relating to transactions with the Company’s affiliates and consolidation, merger, or transfer of all or substantially all of the Company’s assets, will be suspended during any period of time that (1) the Notes have Investment Grade Ratings (as defined in the indenture) from both Moody’s Investors Service, Inc. and Standard & Poor’s and (2) no default has occurred and is continuing under the indenture. In the event that the Notes are downgraded to below an Investment Grade Rating, Group and certain subsidiaries will again be subject to the suspended covenants with respect to future events.

For further information on the ABL Facility, the Term Loan Facility, the Notes and related agreements, please refer to the credit agreements, indenture and related agreements filed as exhibits to the Current Report on Form 8-K filed on March 10, 2011. The foregoing description of the ABL Facility, the Term Loan Facility, the Notes and related agreements does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the credit agreements, indenture and related agreements.

Outlook

Currently, our short-term and long-term liquidity needs arise primarily from debt service requirements and capital expenditures and working capital requirements associated with our growth strategies. Management anticipates that capital expenditures in fiscal 2011 will be approximately $94 million, primarily for opening new stores, information technology enhancements, warehouse and call center expansion, store renovations and corporate facilities. As of February 26, 2011 excess availability, as defined, under the ABL Facility was $189.7 million. We anticipate that the cash generated by operations, the remaining funds available under our Senior Credit Facilities and existing cash and equivalents will be sufficient to meet working capital requirements, and service our debt and financial capital expenditures over the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness or to fund other liquidity needs. See Item 1A. “Risk Factors” in part II of this report.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit as required to secure certain of our obligations, including insurance programs and duties related to import purchases. As of January 29, 2011, we had the following obligations under letters of credit in future periods.

Letters of Credit	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Standby	$4.3	$4.3	$—	$—	$—
Documentary	14.6	14.6	—	—	—

	$18.9	$18.9	$—	$—	$—

Contractual Obligations

The following table summarizes our contractual obligations as of January 29, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Operating lease obligations(1)	$679.2	$102.0	$180.3	$154.6	$242.3
Liabilities associated with uncertain tax positions(2)
Purchase obligations:
Inventory commitments	476.1	476.1	—	—	—
Employment agreements	1.9	1.2	0.7	—	—
Other	6.2	1.6	3.2	1.4	—

Total purchase obligations	484.2	478.9	3.9	1.4	—

Total	$1,163.4	$580.9	$184.2	$156.0	$242.3

(1)	Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Operating lease obligations do not include common area maintenance, insurance, taxes and other occupancy costs, which constitute approximately 50% of the minimum lease obligations.
(2)	As of January 29, 2011, we have recorded $9.5 million in liabilities associated with uncertain tax positions, which are included in other liabilities on the consolidated balance sheet. While these tax liabilities may result in future cash outflows, management cannot make reliable estimates of the cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

Pro Forma Contractual Obligations

The following table sets forth our pro forma contractual obligations (excluding interest on our Senior Credit Facilities and our Notes) and other commitments as of January 29, 2011 as if the Acquisition had taken place on that date:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Operating lease obligations(1)	$679.2	$102.0	$180.3	$154.6	$242.3
Liabilities associated with uncertain tax positions(2)
Purchase obligations:
Inventory commitments	476.1	476.1	—	—	—
Employment agreements	1.9	1.2	0.7	—	—
Other	6.2	1.6	3.2	1.4	—

Total purchase obligations	484.2	478.9	3.9	1.4	—

Senior Credit Facilities(3)(4)	1,200.0	12.0	24.0	24.0	1,140.0
Notes(4)	400.0	—	—	—	400.0

Total	$2,763.4	$592.9	$208.2	$180.0	$1,782.3

(1)	Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Operating lease obligations do not include common area maintenance, insurance, taxes and other occupancy costs, which constitute approximately 50% of the minimum lease obligations.
(2)	As of January 29, 2011, we recorded $9.5 million in liabilities associated with uncertain tax positions, which are included in other liabilities on the consolidated balance sheet. While these tax liabilities may result in future cash outflows, management cannot make reliable estimates of the cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.
(3)	Our Senior Credit Facilities are comprised of a $1,200 million Term Loan Facility and a $250 million ABL Facility. The amount reflected does not take into account any amounts that may be required to be prepaid from time to time with our free cash flow.
(4)	Amounts shown do not include interest.

The expected timing of payment of the obligations discussed above is estimated based on current information. The timing of payments and actual amounts paid may differ depending on the timing of receipt of services, or, for some obligations, changes to agreed-upon amounts.

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

•

In fiscal 2008, we licensed our J.Crew trademark and know-how to Itochu Corporation in Japan for which we received royalty fees based on a percentage of sales. The licensing agreement expired in January 2009. In fiscal 2008, we deferred recognition of advance royalty payments and recognized royalty revenue when sales entitling us to royalty revenue occurred.

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

Management believes it is more likely than not that forecasted income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, a valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined unrealizable, any valuation allowance would be reversed into income in the period such determination is made. In addition, the calculation of current and deferred taxes involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectation could have a material impact on our results of operations and financial position.

With respect to uncertain tax positions that we have taken or expect to take on a tax return, we recognize in our financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized from uncertain positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon effective settlement.

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

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Senior Credit Facilities carry floating rates of interest that are a function of prime rate or LIBOR. If LIBOR increases above 1.25%, a 0.125% increase in the floating rate applicable to the $1,200 million outstanding under the Term Loan Facility would result in a $1.5 million increase in our annual interest expense. Assuming all revolving loans are drawn under the $250 million ABL Facility, a 0.125% change in the floating rate would result in a $0.3 million change in our annual interest expense.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2011 and concluded that it is effective. The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report appears herein on page F-3.

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

DIRECTORS

Our current Board of Directors consists of five members, who have been elected pursuant to a stockholders’ agreement between our Sponsors and Mr. Drexler. All of the directors, except Mr. Drexler, who is an employee of the Company, are employees of our Sponsors and are therefore deemed to be affiliates. The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years, their ages and the year first elected as a director are set forth below.

Name	Age	Year First Elected Director
James Coulter	51	1997
John Danhakl	54	2011
Millard Drexler	66	2003
Jonathan Sokoloff	53	2011
Carrie Wheeler	38	2011

James Coulter (51). Mr. Coulter has been a director since 1997. Mr. Coulter is a founding partner of TPG Capital, L.P. for more than five years. Mr. Coulter also serves on the Board of Directors of IMS Health, Lenovo Group Limited, The Neiman Marcus Group, Inc. and the Vincraft Group. He previously served on the Boards of Directors of Zhone Technologies from 1999 until 2008, Seagate Technology, Inc. from 2000 until 2006, Gate Gourmet Group, Inc. from 2002 until 2005 and Alltel Corporation from 2007 until 2009. We believe Mr. Coulter’s qualifications to sit on our Board include his experience in finance and extensive and diverse experience in domestic and international business. Following the announcement of the merger, Mr. Coulter recused himself from all board and committee meetings, pending closing of the merger.

John Danhakl (54). Mr. Danhakl has been a director since 2011. Mr. Danhakl has been a Managing Partner of Leonard Green & Partners, L.P. since 1995. He serves on the Board of Directors of Air Lease Corp., Arden Group, Inc., Horseshows In the Sun, Inc., IMS Health Inc., Leslie’s Poolmart, Inc., Neiman Marcus, Inc., Petco Animal Supplies, Inc. and The Tire Rack, Inc. He previously served on the Boards of AsianMedia Group LLC, Big 5 Sporting Goods Corporation, Communications and Power Industries, Inc., Diamond Triumph Auto Glass, Inc., Liberty Group Publishing, Inc., MEMC Electronic Materials, Inc., Phoenix Scientific, Inc., Rite Aid Corporation, Sagittarius Brands, and VCA Antech, Inc. We believe Mr. Danhakl’s qualifications to sit on our Board include his experience as a private equity investor and his experience as a director of numerous privately-held and publicly-held companies.

Millard Drexler (66). Mr. Drexler has been our Chief Executive Officer, Chairman of the Board and a director since 2003. Before joining J.Crew, Mr. Drexler was Chief Executive Officer of The Gap, Inc. from 1995 until 2002, and was President of The Gap, Inc. from 1987 to 1995. Mr. Drexler also serves on the Board of Directors and Compensation and Nominating and Corporate Governance Committees of Apple, Inc. We believe Mr. Drexler’s qualifications to sit on our Board include his extensive experience as a CEO in the retail industry, his executive leadership and management experience, and his experience as a board member of a leading consumer products company.

Jonathan Sokoloff (53). Mr. Sokoloff has been a director since 2011. Mr. Sokoloff has been a Managing Partner of Leonard Green & Partners, L.P. since 1994. Mr. Sokoloff also serves on the Board of Directors of Authentic Brands Group, LLC, The Brickman Group, Ltd., The Container Store, David’s Bridal Inc., Jetro Cash & Carry, Jo-Ann Stores, Inc., Rite Aid Corporation, The Sports Authority, Inc., The Tire Rack, Inc.,

Tourneau Inc., and Whole Foods Market, Inc. He previously served on the Boards of Directors of Big 5 Sporting Goods Corporation, Carr-Gottstein Foods Co., Diamond Triumph Auto Glass Inc., Dollar Financial Group Inc., MC Sporting Goods, Rival Manufacturing Co., Thrifty PayLess Holdings, Inc., Tuboscope, Inc., Vans, Inc., and White Cap Industries, Inc. We believe Mr. Sokoloff’s qualifications to sit on our Board include his over 20 years of experience as a private equity investor and his experience as a director of other retail companies.

Carrie Wheeler (38). Ms. Wheeler has been a director since 2011. Ms. Wheeler has been a Partner of TPG Capital, L.P. since 1996, and prior to that, was with Goldman, Sachs & Co. from 1993 to 1996. Ms. Wheeler also serves on the Board of Directors of Metro-Goldwyn-Mayer Inc., Neiman Marcus, Inc. and Petco Animal Supplies, Inc. We believe Ms. Wheeler’s qualifications to sit on our Board include her financial expertise as well as her experience as a director of two other retail companies.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Related Person Transactions” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

EXECUTIVE OFFICERS

The names and ages of our executive officers, along with their positions and qualifications, are set forth below.

Name	Age	Position
Trish Donnelly	44	Executive Vice President, Direct
Millard Drexler	66	Chairman and Chief Executive Officer
Jenna Lyons	42	President, Executive Creative Director
Lynda Markoe	44	Executive Vice President, Human Resources
James Scully	46	Chief Administrative Officer and Chief Financial Officer
Libby Wadle	38	Executive Vice President, Retail and Factory

Trish Donnelly. Ms. Donnelly has been our Executive Vice President, Direct since November 2009 and before that served as Senior Vice President, Direct Merchandising since October 2007. Prior to that she served as Vice President of Direct Merchandising from January 2005. She joined J.Crew in January 2004 as DMM – Men’s and Women’s Footwear & Accessories. Prior to joining J.Crew, Ms. Donnelly served as Director of Retail Merchandising, Chief Merchant for Cole Haan from 2001 through 2004 and held various positions at Polo Ralph Lauren from 1988 through 2001.

Millard Drexler. Mr. Drexler has been our Chief Executive Officer, Chairman of the Board of Directors and a director since 2003. Before joining J.Crew, Mr. Drexler was Chief Executive Officer of The Gap, Inc. from 1995 until 2002, and was President of The Gap, Inc. from 1987 to 1995. Mr. Drexler also serves on the Board of Directors and Compensation and Nominating and Corporate Governance Committees of Apple, Inc.

Jenna Lyons. Ms. Lyons has been the Company’s President, Executive Creative Director since July 2010, and before that served as Executive Creative Director since April 2010. Prior to that, she was Creative Director since 2007 and, before that, was Senior Vice President of Women’s Design since 2005. Ms. Lyons joined J.Crew in 1990 as an Assistant Designer and has held a variety of positions within the Company, including Designer from 1994 to 1995, Design Director from 1996 to 1998, Senior Design Director in 1999, Vice President of Women’s Design from 1999 to 2005.

Lynda Markoe. Ms. Markoe has been the Company’s Executive Vice President, Human Resources since 2007 and was previously Vice President and then Senior Vice President, Human Resources since 2003. Before joining J.Crew, Ms. Markoe worked at The Gap, Inc. where she held a variety of positions over 15 years.

James Scully. Mr. Scully has been the Company’s Chief Administrative Officer and Chief Financial Officer since 2008. Prior to that, he was our Executive Vice President and Chief Financial Officer since 2005. Prior to joining J.Crew, Mr. Scully served as Executive Vice President of Human Resources and Strategic Planning of Saks Incorporated from 2004. Before that Mr. Scully served as Saks Incorporated’s Senior Vice President of Strategic and Financial Planning from 1999 to 2004 and as Senior Vice President, Treasurer from 1997 to 1999. Prior to joining Saks Incorporated, Mr. Scully held the position of Senior Vice President of Corporate Finance at Bank of America (formerly NationsBank) from 1994 to 1997.

Libby Wadle. Ms. Wadle has been the Company’s Executive Vice President – Retail and Factory since July 2010, and before that, served as Executive Vice President – Factory and Madewell since 2007. Before that Ms. Wadle served as Vice President and then Senior Vice President of J.Crew Factory since 2004. Prior to joining J.Crew, Ms. Wadle was Division Vice President of Women’s Merchandising at Coach, Inc. from 2003 to 2004 and held various merchandising positions at The Gap, Inc. from 1995 to 2003.

CORPORATE GOVERNANCE

Election of Members to the Board of Directors

Following the closing of the merger, members of the Board of Directors of the Company are nominated and elected in accordance with the provisions of the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State, and the Company’s Amended and Restated Bylaws.

Code of Ethics and Business Practices

The Company has a Code of Ethics and Business Practices that applies to all Company associates, including its Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller, as well as members of the Board. The Code of Ethics and Business Practices is available free of charge on the investor relations section of our website at www.jcrew.com or upon written request to the Secretary of the Company, J.Crew Group, Inc., 770 Broadway, New York, New York 10003. Any updates or amendments to the Code of Ethics and Business Practices, and any waiver that applies to a director or executive officer, will also be posted on the website. There were no waivers in fiscal 2010.

Board Committees

Our Board of Directors has established an audit committee and a compensation committee. Ms. Wheeler is currently the sole member of our audit committee. The audit committee recommends the annual appointment of auditors with whom the audit committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. Though not formally considered by our Board given that our securities are not traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the national securities exchange upon which our common stock was listed prior to the merger, we do not believe that Ms. Wheeler would be considered independent. The members of our compensation committee are Mr. Coulter and Mr. Sokoloff. The compensation committee reviews and approves the compensation and benefits of our associates, administers our employee benefit plans, authorizes and ratifies stock option and/or restricted stock grants and other incentive arrangements, and authorizes employment and related agreements.

Each of the Sponsors has the right to have at least one of its directors sit on each committee of the Board of Directors, to the extent permitted by applicable laws and regulation.

Audit Committee Financial Expert

In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, our Board has not designated any member of the Audit Committee as an “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, required, for periods prior to the completion of the Acquisition in March 2011 , our directors, executive officers and persons who owned more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based on our records and other information, we believe that all required Section 16(a) reports for our directors, executive officers and persons who owned more than 10% of a registered class of our equity securities for fiscal year 2010 were timely filed.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

In general, this section focuses on, and provides a description of, our executive compensation process and a detailed discussion of each of the key elements of our compensation program for fiscal 2010 as they apply to the individuals named in the Summary Compensation Table (the “Named Executive Officers”). This discussion reflects the decisions made in respect of our executive compensation program for fiscal 2010 as conducted by the then current compensation committee of the Board (the “Committee”), which continued to review the overall design of our executive compensation program to ensure that it is structured to most effectively meet our compensation philosophy and objectives. The Committee has also historically evaluated the program in the context of competitive market practice, as well as applicable legal and regulatory guidelines, including IRS rules governing the deductibility of compensation.

This section also highlights certain material changes made to our compensation programs following the end of fiscal year 2010 in connection with the negotiation and consummation of the merger on March 7, 2011, after which time the Company no longer had publicly traded stock. These changes included (i) the cash-out or rollover of outstanding equity incentive awards pursuant to the terms and conditions of the Merger Agreement and applicable rollover agreements between Parent and certain management employees of the Company, (ii) the negotiation of a new employment agreement for our Chief Executive Officer, Mr. Drexler, and (iii) the adoption of a new long-term equity incentive plan in which our Named Executive Officers are eligible to participate. In connection with the consummation of the merger, a new compensation committee of our Board, consisting of Messrs Coulter and Sokoloff was appointed. As of this date, the new compensation committee has not acted to make any compensation-related decisions for our Named Executive Officers. All references to the Committee in this Compensation Discussion and Analysis section are references to the Compensation Committee of our Board, as constituted immediately prior to the Acquisition. Though we currently expect the new compensation committee to continue to focus on the same basic elements, philosophies and objectives in respect of the compensation program for our executive officers, given that we are no longer a publicly-traded company, these elements, philosophies and objectives, as well as the executive compensation process described below, are subject to change as we continue our transition to being a privately-held company.

2010 Compensation Philosophy and Compensation Program Objectives

We place high value on attracting and retaining our executives and associates since their talent and performance are essential to our long-term success. Our compensation philosophy places high value on performance-based and discretionary compensation. Accordingly, our compensation program is designed to be both competitive and fiscally responsible and seeks to:

•	attract the highest caliber of talent required for the success of our business,

•	retain those associates capable of achieving challenging performance standards,

•	incent associates to strive for superior Company and individual performance, and

•	align management, associates and stakeholder interests over both the short-term and long-term, while at the same time discouraging excessive or inappropriate risk taking.

We seek to achieve the objectives of our executive compensation program by offering a compensation package that utilizes three key elements: (1) base salary, (2) annual cash incentives, and (3) long-term equity incentives. We believe that together these performance-based elements support the objectives of our compensation program without encouraging unnecessary or excessive risk taking on the part of the Company’s associates.

•

Base Salaries. We seek to provide competitive base salaries factoring in the responsibilities associated with the executive’s position, the executive’s skills and experience, and the executive’s performance as well as other factors. We believe appropriate base salary levels are critical in helping us attract and retain talented associates.

•

Annual Cash Incentives. The aim of this element of compensation is to reward individual and group contributions to the Company’s annual operating performance based upon the achievement of pre-established performance standards in the most recent completed fiscal year.

•

Long-Term Equity Incentives. The long-term element of our compensation program consists of discretionary grants of equity awards, which, prior to the merger, were reviewed annually. These awards are designed to align the interests of management and associates with those of the Company and its stockholders by directly linking individual compensation to the Company’s long-term performance, as reflected in stock price appreciation and increased stockholder value. We believe that strong operating performance over time will create stockholder value. As a result, long-term equity incentive awards play an important role in our program because they reward the achievement of long-term business objectives and provide incentives to create long-term stockholder value.

The 2010 Executive Compensation Process

The Compensation Committee

The Committee oversees our executive compensation program. The Committee meets regularly, both with and without management and its outside consultants and advisors. The Committee’s responsibilities are detailed in its charter, which can be found on the investor relations section of our website at www.jcrew.com. These responsibilities include, but are not limited to, the following:

•	reviewing and approving our compensation philosophy,

•	determining executive compensation levels,

•	annually reviewing and assessing performance goals and objectives for all executive officers, including the Chief Executive Officer (“CEO”), and

•	determining short-term and long-term incentive compensation for all executive officers, including the CEO.

The Committee is responsible for making all decisions with respect to the compensation of the Named Executive Officers. With respect to the Named Executive Officers other than the CEO, the Committee’s compensation decisions involve the review of recommendations made by our CEO and Executive Vice President of Human Resources (“EVP – HR”). The CEO and EVP – HR attend the Committee’s meetings and provide input to the Committee regarding the effectiveness of the compensation program in attracting and retaining key talent. They make recommendations to the Committee regarding executive merit increases, short-term and long-term incentive awards and compensation packages for executives being hired or promoted. The Committee also considers the CEO’s evaluation of the performance of the Named Executive Officers (other than the CEO), each of whom report to him.

The compensation of the CEO is determined by the Committee independently of management. The Committee makes decisions about the CEO’s compensation during executive session outside the presence of the CEO. Annually, outside directors of the Board evaluate the performance of the CEO and that evaluation is then communicated to the CEO by the Chairman of the Committee.

The Committee’s process for determining executive compensation is straightforward. In the first quarter of each fiscal year, the Committee’s primary focus is to review base salaries, determine payout amounts for annual cash incentives in respect of the prior fiscal year for the Named Executive Officers, and review long-term equity awards for the senior officers and certain other key associates. At this time, the Committee also reviews and establishes performance metrics for the current fiscal year’s annual incentive plan.

The Committee considers both external and internal factors when making decisions about executive compensation. External factors include the competitiveness of each element of our compensation program relative to peer companies and the market demand for executives with specific skills or experience in the specialty apparel industry. Internal factors include an executive’s level of responsibility, level of performance, long-term potential and previous levels of compensation, including outstanding equity awards. While all of these factors provide useful data points in setting compensation levels, we take into account the fact that external data typically reflects pay decisions made during a prior year. We also consider the state of the overall retail industry, the economy and general business conditions.

Outside Compensation Consultant

The Committee retained ClearBridge Compensation Group, LLC (“ClearBridge”) to serve as an outside compensation consultant to the Committee for fiscal 2010. ClearBridge advised the Committee on compensation plan design, regulatory changes and best practices related to compensation; and prepared benchmarking data using the comparative group described below. ClearBridge reported directly to the Committee. The services provided by ClearBridge included preparation of data on executive officer compensation levels, using the comparative group described below. Additionally, ClearBridge advised the Committee on compensation plan design, equity plan design, regulatory changes and best practices related to compensation. ClearBridge is not retained by the Company to provide any other services.

Benchmarking Process

In making compensation decisions for fiscal 2010, the Committee considered the competitive market for executives and compensation levels provided by comparable companies. The comparative group used to benchmark compensation with respect to our Named Executive Officers and other key associates is composed of specialty retailers with highly visible brands that we view as competitors for customers and/or executive talent. For fiscal 2010, the peer companies were Abercrombie & Fitch Co., Aéropostale Inc., American Eagle Outfitters, Inc., Ann Taylor Stores Corp., Chico’s FAS, Inc., Coach, Inc., The Gap, Inc., Guess, Inc., The Gymboree Corporation, Limited Brands, Polo Ralph Lauren, Under Armour, Inc. and Urban Outfitters, Inc. This comparative group reflected the Committee’s decision, effective with fiscal 2010, to remove New York & Co., Inc. and The Talbots, Inc. and to add Guess, Inc., The Gymboree Corp. and Under Armour, Inc. The Committee reviews the list of peer companies annually to ensure it remains appropriate.

We also consider compensation survey data from surveys in which we participate or purchase from a variety of publishers which may incorporate data from other industries. In addition, the Committee relies upon ClearBridge to monitor broader market practices and provide information on compensation practices and policies.

Though the Company generally targets salary levels at the median of our peer group, total compensation may exceed or fall below the median for certain of our Named Executive Officers and other key associates since one of the objectives of our compensation program is to consistently reward and retain top performers and to differentiate compensation based upon individual and Company performance. For fiscal 2010, total compensation for the Named Executive Officers was generally at the median level as compared to the total compensation paid to the executives in comparable roles within the peer group, with some executive officers above the median and some below.

CEO Compensation

At the time Mr. Drexler joined the Company in 2003, he invested $10 million of his own funds to purchase a substantial equity ownership interest in the Company. He also paid us $200,000 as consideration for a grant of 1,080,032 non-qualified stock options and $800,000 for a grant of 1,404,040 shares of restricted stock. In addition, he was awarded 3,240,096 premium priced stock options and 108,003 shares of restricted stock, subject to four- and five-year vesting conditions.

Since 2003, Mr. Drexler’s annual base salary of $200,000 has not increased and his compensation continues to be heavily weighted to equity incentive awards. As of the end of fiscal year 2010, Mr. Drexler beneficially owned 7,545,564 shares, or approximately 11.8% of the Company’s Common Stock. In connection with the merger, Mr. Drexler contributed an aggregate amount of 2,287,545 shares worth approximately $99.5 million in exchange for an ownership interest in Parent following the merger.

Mr. Drexler’s investment in Parent and his prior and contemplated equity incentive awards are consistent with his role as an owner-manager and are designed to ensure his commitment to the long-term future of the Company. Details regarding Mr. Drexler’s compensation package prior to the consummation of the merger are contained in tables that follow. In addition, a description of his third amended and restated employment agreement, which governed certain terms and conditions of his employment prior to the consummation of the merger, begins on page 62 and a description of his new employment agreement, entered into with the Company and Parent in connection with the consummation of the merger (the “Post-merger Drexler Agreement”), begins on page 62. We intend to continue to evaluate the components and level of our CEO’s compensation on an ongoing basis.

Components of the Executive Compensation Program

We believe that a substantial portion of executive compensation should be performance-based. We believe it is essential for executives to have a meaningful equity stake linked to the long-term performance of the Company and, therefore, we have created compensation packages that aim to foster an owner-operator culture. As such, other than base salary, compensation of our Named Executive Officers is largely comprised of variable or “at-risk” incentive pay linked to the Company’s financial and stock performance and individual contributions. Other factors we consider in evaluating executive compensation include internal equity, external market and competitive information, assessment of individual performance, level of responsibility, and the overall expense of the program. In addition, we also strive to offer benefits competitive with those of our peer group and appropriate perquisites.

Base Salary

Base salary represents the fixed component of our Named Executive Officers’ compensation. The Committee sets base salary levels based upon experience and skills, position, level of responsibility, the ability to replace the individual, and market practices. In general, the Committee seeks to target salary levels at the median of its peer group. The Committee reviews base salaries of the Named Executive Officers annually and approves all salary increases for the Named Executive Officers, including Mr. Drexler. Increases are based on several factors, including the Committee’s assessment of individual performance and contribution, promotions, level of responsibility, scope of position, competitive market data, and general economic, retail and business industry conditions, as well as, with respect to our Named Executive Officers other than Mr. Drexler, input from Mr. Drexler and the EVP – HR.

In spring 2010, in conjunction with its annual review process, the Committee reviewed base salaries for our Named Executive Officers. The Committee decided that Mr. Drexler’s base salary was to remain at $200,000 given his role as owner-manager. This salary is well below the salary level normally provided to a Chief Executive Officer of a company of comparable size, complexity, and performance and below the median level of our peer group. Ms. Lyons received a salary increase of 3.4%. Mr. Scully received a salary increase of 3.3%. Ms. Wadle received a salary increase of 5.3%. Ms. Donnelly did not receive a salary increase in Spring 2010 because she received a salary increase in November 2009 in connection with an increase in her responsibilities at that time. These salary levels were effective as of April 5, 2010. Each of these salary increases were based on merit and an assessment of individual performance. At this time, base salaries for each of the Named Executive Officers were targeted at the median level as compared to the base salaries paid to the executives in comparable roles within the peer group, with the exception of Mr. Drexler, as discussed above.

In July 2010, in connection with the departure of Tracy Gardner as President – Retail and Direct, the Committee approved base salaries increases as a result of organizational changes and the related increase in responsibilities for Mr. Scully and Mss. Donnelly, Lyons and Wadle. Ms. Lyons was promoted to President & Executive Creative Director and received a salary increase of 33%. Ms. Wadle was given responsibility for the Retail division in addition to the Factory Division and received a salary increase of 20%. Mr. Scully received an increase of 13% in connection with his assumption of responsibility for production in addition to his existing responsibilities. Ms. Donnelly began reporting directly to Mr. Drexler and received a salary increase of 18%. As of the end of fiscal 2010, the base salary for each of Mr. Scully and Mss. Donnelly, Lyons and Wadle was $700,000, $500,000, $1,000,000, and $600,000, respectively. Due to these increased responsibilities, the base salaries paid for fiscal 2010 were generally above the median level that was targeted at the beginning of the year, however the median level was established prior to the change in responsibilities for each executive.

Annual Cash Incentives

Our Named Executive Officers typically have the opportunity to earn cash incentives for meeting annual performance goals. Historically, before the end of the first quarter of the relevant fiscal year, the Committee establishes financial and performance targets and opportunities for such year, which are based upon the Company’s goals for Earnings Before Interest Taxes Depreciation and Amortization (EBITDA).

The Company’s goals for EBITDA are linked to our budget and plan for long-term success. These EBITDA performance targets are the key measures used to determine whether an incentive award will be paid for the fiscal year and, to the extent achieved, determine the range of the incentive award opportunity for the Named Executive Officers. We calculate EBITDA using the net income recorded for the Company in accordance with Generally Accepted Accounting Principles (GAAP), adding back interest, depreciation, amortization and income tax expenses for the applicable fiscal year.

Annual incentive awards to our Named Executive Officers are paid from the same incentive pool used for all of our eligible associates. For fiscal 2010, the potential size of the total pool varied depending on the Company’s performance against pre-established EBITDA goals for the fiscal year ended January 29, 2011, which were approved by the Committee on April 12, 2010 as follows:

	Threshold	Target	Max	Super Max
% of Target Incentive Pool Funded	33%	100%	200%	250%
EBITDA goal (in millions)	$280.3	$304.9	$334.7	$356.4

The Committee established the EBITDA goals at levels that would ensure that achievement of threshold or above would represent growth over the prior year results.

To meet the requirements of Section 162(m) of the Internal Revenue Code, a portion of the pool is then allocated among the executive officers to set the maximum amount that each could receive. This allows the

Committee to apply negative discretion to set the actual payouts at levels appropriate to reflect each executive’s performance and other individual factors.

In exercising negative discretion, the Committee set target much lower than the bonus pool allocation for each executive. Mr. Drexler’s target award for fiscal 2010 was $800,000, as defined in his third amended and restated employment agreement, with a range of potential payment from $0 to $2,000,000. Target awards of the Named Executive Officers, other than Mr. Drexler, are expressed as a percentage of salary for the relevant fiscal year. The target award for Ms. Lyons and Mr. Scully for fiscal 2010 was 75%, with a range of potential payments from zero to 187.5% of annual base salary. The target percentage for Ms. Donnelly was 50%, with a range of potential payments from zero to 125% of annual base salary. The target award for Ms. Wadle was increased by the Committee from 50% to 75% in connection with her assumption of additional responsibilities in July 2010, following the departure of Tracy Gardner from the Company, resulting in a range of potential payments from zero to 187.5% of annual base salary.

If the Company does not meet the threshold EBITDA target, then no annual incentive awards are made under the plan, including to the Named Executive Officers. If the Company meets or exceeds the threshold EBITDA target, then certain performance metrics for the Named Executive Officers are considered, along with a subjective assessment of each executive’s individual performance. For fiscal 2010, in addition to the EBITDA targets, the Committee established broad performance metrics applicable to each of the Named Executive Officers based upon diluted earnings per share, pre-tax return on invested capital, total revenue and same store sales. These broad-based performance metrics consist of the basic financial criteria by which a similar specialty retailer could be judged. These additional metrics are intended to frame performance expectations for the year for the Named Executive Officers but not to assure or preclude payment of an incentive award or to be used in any fixed or specific mathematical formula related to the amount of the incentive award to be paid.

The Committee determines the amount of Mr. Drexler’s annual incentive award independently of management, with no fixed or specific mathematical weighting applied to the performance metrics or any element of his individual performance. The Committee approves his incentive award based upon the EBITDA targets, the performance metrics and other business performance factors they deem relevant.

The Committee determines the amount of the annual incentive awards for the other Named Executive Officers using its discretion, subject to the maximum specified in the plan. In making this determination, the Committee takes into account the recommendations of Mr. Drexler. Each of the other Named Executive Officers reports directly to Mr. Drexler. Mr. Drexler takes significant time to review both the quantitative and qualitative performance results of each such executive and recommends to the Committee an incentive award amount for each of them. Provided the threshold EBITDA target is achieved, Mr. Drexler then considers whether to recommend payouts for individuals at the level established by EBITDA results and within the range established by each Named Executive Officer’s target incentive. Final annual incentive awards are established based on the overall judgment of the Committee, taking into account the recommendations made by Mr. Drexler, with no fixed or specific mathematical weighting applied to any element of individual performance.

For fiscal 2010, the Company achieved a level of EBITDA that resulted in the incentive pool being funded at the threshold level. As of the filing date of this report, the Committee has not yet determined the amount of the annual cash incentive awards payable to each of the Named Executive Officers, but the new compensation committee expects to make such determination by April 15, 2011. As with prior years, the new compensation committee may exercise its judgment to set the awards at the specified level for each individual, taking into account the Company’s performance against the EBITDA target and the performance metrics, each individual’s contribution to the Company’s fiscal 2010 performance, and each individual’s performance and the results achieved in the business areas for which they had responsibility during fiscal 2010.

Long-Term Equity Incentives

Historically, our Named Executive Officers’ compensation has been heavily weighted in long-term equity as we believe stockholder value is achieved through an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key associates. By providing our executives with an equity stake in the Company, we are better able to align the interests of our Named Executive Officers and our stockholders. In establishing long-term equity incentive grants for our Named Executive Officers, the Committee reviews certain factors, including the outstanding equity grants held both by the individual and by our executives as a group, total compensation, performance, accumulated wealth analysis that includes projections of the potential value of vested equity (which is prepared reflecting assumptions about future stock price growth rates), the vesting dates of outstanding grants, tax and accounting costs, potential dilution and other factors.

While we were a publicly-held company, we maintained a written policy for granting equity for hiring, retention and recognition purposes. Under the policy, the CEO or his designee may communicate the anticipated number of restricted shares or options to be granted to associates at the level of vice president or below. Awards are not actually granted until approved by the Committee at its next meeting or by unanimous written consent. All grants of equity to associates above the vice president level, including the Named Executive Officers, are determined and approved by the Committee based on input from Mr. Drexler and the EVP – HR. Management provides the Committee with a recommendation concerning the size of the equity awards for the Named Executive Officers other than the CEO. The recommended size of each award takes into account many factors, including the individual performance of each Named Executive Officer, his or her long-term potential and the value of outstanding prior equity awards. Each equity grant approved by the Committee is made on the 15th day of the month in which the grant is approved if the grant is approved prior to the 15th of the month, or on the 15th day of the following month if the grant is approved on or after the 15th of the month (or in each case on the first business day following the 15th, if the 15th is not a business day). For new hires, equity is granted on the 15th day of the month following the month in which employment commences, as long as the Committee has approved it. However, if the Company expects to file an annual report on Form 10-K or a quarterly report on Form 10-Q on or after the 15th day of the relevant month, the grant will not be made until the 5th business day following the date of filing.

In September 2010, following approval of an amendment to our equity plan at the June 2010 shareholder meeting, the Committee approved a long-term equity incentive grant of non-qualified stock options and performance-based restricted stock to each of our Named Executive Officers. The stock options and performance-based restricted stock were granted on September 15, 2010 in accordance with our equity grant policy. The number of shares of Common Stock underlying each stock option grant and restricted stock award was determined by the Committee based on the outstanding equity grants held both by the individual and by our executives as a group, total compensation, performance, accumulated wealth analysis that includes projections of the potential value of vested equity (which is prepared reflecting assumptions about future stock price growth rates), the vesting dates of outstanding grants, tax and accounting costs, potential dilution and other factors. The exercise price of the stock options equals 100% of the fair market value based on the average of the high and low price of a share of our Common Stock on the NYSE on the day prior to the date of grant in accordance with the terms of the applicable equity plan. To ensure the effectiveness of these awards as a retention device, the Committee determined that the stock options would vest in five equal annual installments beginning on the first anniversary of the grant date. The term of the options is seven years. To improve the overall effectiveness of the Company’s compensation programs, the Committee determined that it was appropriate to include a provision which results in a stock-settled automatic exercise of any then vested options if the fair market value of our Common Stock reaches or exceeds 400% of the exercise price (the “cap”). In addition, to ensure the restricted stock awards are linked to performance, the Committee determined that the shares would vest in two equal installments on the fourth and fifth anniversaries of the grant date, subject to the achievement of income from operations (as reflected in the Company’s financial statements) in any of fiscal years 2011 or 2012 that is equal to or greater than the income from operations achieved in fiscal year 2009 (as reflected in the Company’s financial statements for fiscal year 2009).

The grant date fair value of these options and restricted shares is shown in the Grants of Plan-Based Awards table shown on page 65.

All options and restricted shares awarded under our equity plans were also subject to a double-trigger accelerated vesting condition under the terms of our equity award letters, which provide for an acceleration of the vesting schedule if the associate is terminated without cause or resigns for good reason (as defined by the applicable equity plan) within the one-year period following a change in control (as defined by the applicable equity plan). Notwithstanding the foregoing, pursuant to the terms and conditions of the Merger Agreement, immediately prior to the effective time of the merger, with the exception of restricted shares and stock options rolled over by certain members of the senior management team into shares or stock options, as applicable, of Parent in connection with the consummation of the merger, all outstanding stock options and restricted stock awards (whether vested or unvested) held by our employees (including our Named Executive Officers) fully vested and were canceled as of the effective time of the merger and converted into the right to receive, within three business days after the completion of the Acquisition, an amount in cash equal to the excess, if any, of the per share merger consideration ($43.50) over, with respect to stock options, the exercise price per share of such stock option, in each case, without interest and less any required withholding taxes. In connection with such cash-out, each of Messrs. Drexler and Scully and Mss. Lyons, Wadle and Donnelly received pre-tax amounts of $152,761,558; $3,580,150; $10,920,077; $6,156,479 and $1,894,779, respectively. In addition, all of the long-term equity incentive plans maintained by the Company prior to the consummation of the merger were terminated effective upon the consummation of the merger.

In connection with the consummation of the merger, Parent has adopted a new management incentive plan pursuant to which 10% of the shares of Parent’s Class A common stock (calculated on a fully diluted basis immediately following the consummation of the merger) have been reserved for issuance to senior management and other employees of the Company. Pursuant to the terms of the Post-merger Drexler Agreement, Mr. Drexler is entitled to receive option awards with respect to 35% of the shares reserved for issuance under such plan.

Equity Ownership and Guidelines. Prior to the consummation of the merger, we had implemented the following stock ownership guidelines, which were reflective of our belief that, as a publicly-held company, Company executives should have a meaningful ownership stake in the Company to underscore the importance of linking executive and stockholder interests, and to encourage an owner-manager and long-term perspective in managing the business.

	Minimum Stock Ownership Requirement (the lesser of ):
Level	number of shares	or	multiple of salary
Level 1 (e.g., CEO)	150,000		n/a
Level 2 (e.g., Selected Executive Officers)	75,000		4x
Level 3 (e.g., Executive Vice Presidents)	25,000		2x
Level 4 (e.g., Senior Vice Presidents)	5,000		1x

These requirements were meant to be significant in comparison to the annual salary of our executives. Stock ownership requirements applied to SVPs and above, with each executive designated to a Level based on role and responsibility. Current executives had five years from June 8, 2010 to meet these requirements. Effective as of the consummation of the merger, these requirements ceased to apply to our executive officers as a result of our no longer being a publicly traded company.

Benefits and Perquisites. Benefits are provided to our Named Executive Officers in the same manner that they are provided to all other associates, with the exception of our 2007 Associate Stock Purchase Plan, in which our senior vice presidents and above (including each of the Named Executive Officers) were not eligible to participate. The 2007 Associate Stock Purchase Plan was terminated in connection with the consummation of the merger.

Our Named Executive Officers are eligible to participate in the Company’s 401(k) plan (which includes a Company match component) and receive the same health, life, and disability benefits available to our associates generally.

We offer all of our associates and directors, including Named Executive Officers, a discount on most merchandise in our factory and retail stores, and through our direct channels (phone and internet). We offer this discount because it is beneficial to our Company to encourage associates and directors to shop in our stores and online. Additionally, this discount represents common practice in the retail industry. This discount is extended to IRS qualified dependents, spouses and same-sex domestic partners. Federal tax law requires that the value of any discount extended to a same sex domestic partner be taxed as wages to the associate and further requires the Company to include the value of the discount as income to the associate.

We do not offer a defined benefit pension, supplemental executive retirement plan (SERP) or a non-qualified deferred compensation plan to our associates or Named Executive Officers.

In addition, from time to time the Company agrees to provide certain executives with perquisites. The Company provides these perquisites on a limited basis in order to attract key talent and to enhance business efficiency. We believe these perquisites are in line with market practice. For fiscal 2010, we provided certain Named Executive Officers with the following perquisites:

Driver. We provide Mr. Drexler with a driver for all business needs. Mr. Drexler reimburses the Company for his personal use of the driver, including commuting to and from work.

Legal Fees. We reimbursed Mr. Drexler for certain legal fees paid to his personal attorneys in connection with work directly related to Company business.

The cost incurred by the Company for certain of these perquisites is detailed in the Summary Compensation Table on page 61.

Tax Gross-ups. Pursuant to the terms of Mr. Drexler’s third amended and restated employment agreement, Mr. Drexler is entitled to receive a gross up in the event that any payment or benefit provided to him in connection with a change in control (as defined in Section 280G of the Code) becomes subject to the excise taxes imposed by Section 4999 of the Code. This provision was negotiated as a part of Mr. Drexler’s employment agreement when he joined the Company in 2003. While other executive officers may also have excess parachute payments that are subject to the excise taxes, no such other executive officer is entitled to a tax gross up from the Company.

Sections 280G and 4999 of the Code impose a 20% non-deductible excise tax on certain employees in connection with change in control payments. Generally, Section 280G applies to any employee, director or independent contractor of a company who is also (i) a 1% or greater stockholder of the company, (ii) one of the 50 highest compensated officers of the company or (iii) a highly compensated individual (an individual whose annual compensation equals or exceeds a threshold ($110,000 for 2010) and who is also a member of the smaller of the following two groups: (1) the highest paid 1% of individuals performing services for the company and (2) the highest paid 250 employees of the company) who receive compensation above specified levels in connection with a change in control of their employer. The excise tax applies if the amounts received by an employee in connection with the change in control (the “parachute payments”) (including any value attributed to the accelerated vesting of options in connection with a change in control) exceed three times such employee’s average W-2 compensation for the five years prior to the year in which the change in control occurs. Amounts subject to the excise tax are also not permitted to be deducted as compensation for federal income tax purposes by the employer.

The consummation of the merger constitutes a change in control for these purposes. Based on an analysis performed on February 4, 2011 by a third party advisor to the Company, the potential size of the gross up payment to Mr. Drexler in connection with the merger is estimated to range between approximately $0 and $3,257,241 depending upon whether or not Mr. Drexler is terminated within one year of the completion of the merger and whether or not the Company is able to rebut certain presumptions regarding the equity granted to Mr. Drexler within one year prior to the completion of the merger. The analysis considered potential severance amounts due to Mr. Drexler upon a qualifying termination, as well as the value to Mr. Drexler of the accelerated vesting of unvested equity awards in connection with the merger. It also made certain basic assumptions in performing its analysis, including, a closing date of the merger of March 15, 2011 and a per share merger price of $43.50. Because the analysis under Section 280G of the Code depends on the facts and circumstances at the time of the completion of the merger, the actual value of the Section 280G tax gross up to Mr. Drexler, if any, may fall outside of the estimated range provided above.

Pursuant to the terms of the Post-merger Drexler Agreement, Mr. Drexler will continue to be entitled to receive a gross up in the event that any payment or benefit provided to him in connection with a change in control (as defined in Section 280G of the Code) occurring after our equity securities once again are publicly traded subject to the excise taxes imposed by Section 4999 of the Code. If a change in control occurs while the Company is private, the Company and Mr. Drexler will use their reasonable best efforts to seek shareholder approval of any parachute payments. These provisions were negotiated as a part of Mr. Drexler’s employment agreement in connection with the merger.

Employment Agreements

From time to time, the Company enters into employment agreements in order to attract and retain key executives. Messrs. Drexler and Scully and Ms. Lyons are parties to an employment agreement and Mss. Donnelly and Wadle are parties to a Non-Disclosure, Non-Solicitation and Non-Competition agreement. As described beginning on page 62, the employment agreements generally define the executive’s position, specify a minimum base salary, and provide for participation in our annual and long-term incentive plans, as well as other benefits. Most of the agreements contain covenants that limit the executives’ ability to compete with us or solicit our associates or customers for a specified period following termination. The agreements also provide for various benefits under certain termination scenarios, as detailed beginning on page 69. In general, these benefits consist of salary continuation for periods ranging from twelve (12) to eighteen (18) months, a pro-rata cash incentive award for the year in which termination occurred, and in some cases, the acceleration or continued vesting (in accordance with the original vesting schedule) of a portion of unvested equity. The agreements with Messrs. Drexler and Scully and Ms. Lyons provide for automatic renewal upon the same terms and conditions, unless either party gives written notice of its intent not to renew. Ms. Wadle’s agreement expires in December 2011 and Ms. Donnelly’s agreement expires in November 2012, both subject to renewal upon mutual agreement. The provisions vary by executive because each agreement is negotiated by the Company and the Named Executive Officer on an individual basis at the time of hire or renewal, as applicable. We believe that these agreements enhance our ability to recruit and retain the Named Executive Officers, offer them a degree of security in the very dynamic environment of the retail industry, and protect us competitively through non-competition and non-solicitation requirements if executives terminate their employment with us. As a result of the Acquisition, which was completed on March 7, 2011, we may enter into new employment agreements with certain of the Named Executive Officers in the future.

Executive Compensation Tax Deductibility

Section 162(m) of the Code generally denies a federal income tax deduction for certain compensation in excess of $1 million per year paid to the Chief Executive Officer and the three other most highly-paid executive officers of a publicly-traded corporation (excluding the Chief Financial Officer). Certain types of compensation, including compensation based on performance criteria that are approved in advance by stockholders, are excluded from the deduction limit. The Company does not expect that Section 162(m) will materially limit the Company’s tax deduction for executive compensation for fiscal year 2010. In connection with our becoming a private company, we will no longer be subject to the limitations imposed by Section 162(m), though the new compensation committee intends to continue to remain flexible to take actions that are deemed to be in the best interests of the Company and its stockholders and to maximize the effectiveness of the Company’s executive compensation plans.

The section below contains information, both narrative and tabular, regarding the types of compensation paid to (i) our principal executive officer, (ii) our principal financial officer and (iii) and our remaining Named Executive Officers as of the end of fiscal 2010. The Summary Compensation Table contains an overview of the amounts paid to our Named Executive Officers for fiscal years 2010, 2009 and 2008. The tables following the Summary Compensation Table – the Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year-End, and Option Exercises and Stock Vested – contain details of our Named Executive Officers’ recent non-equity incentive and equity grants, past equity awards, general equity holdings, and equity exercises. Finally, we have included a table showing potential severance payments to our Named Executive Officers pursuant to their individual employment agreements and certain of our equity incentive plans, assuming, for these purposes that the relevant triggering event occurred on January 28, 2011.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to or earned during fiscal years 2010, 2009 and 2008 by our Named Executive Officers:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Comp- ensation(3) ($)	Total ($)
Millard Drexler,	2010	$200,000	(1)	$0	$4,676,750	$44,439	$4,921,189
Chairman and Chief	2009	$200,000	$2,000,000	$975,000	$2,607,000	$60,881	$5,842,881
Executive Officer	2008	$200,000	$0	$0	$3,434,750	$14,900	$3,649,650

James Scully,	2010	$661,154	(1)	$525,300	$863,400	$9,800	$2,059,654
Chief Administrative Officer	2009	$600,000	$250,000	$568,750	$651,750	$1,303	$2,071,803
and Chief Financial Officer	2008	$588,800	$0	$0	$749,400	$10,702	$1,348,902

Jenna Lyons,	2010	$885,096	(1)	$1,050,600	$2,518,250	$9,800	$4,463,746
President —	2009	$725,000	$1,500,000	$650,000	$1,390,400	$1,303	$4,266,703
Executive Creative Director	2008	$716,000	$0	$0	$1,373,900	$9,354	$2,099,254

Libby Wadle,	2010	$551,442	(1)	$875,500	$1,079,250	$9,800	$2,515,992
Executive Vice President—	2009	$475,000	$200,000	$292,500	$1,086,250	$1,303	$2,055,053
Retail and Factory	2008	$462,000	$0	$0	$936,750	$8,699	$1,407,449

Trish Donnelly,	2010	$466,827	(1)	$350,200	$575,600	$9,800	$1,402,427
Executive Vice President—
Direct

(1)	Represents the annual cash incentive awards earned by each Named Executive Officer under our Company annual cash incentive plan. As of the filing date of this report, the Committee has not yet determined the amount of the annual cash incentive awards payable in respect of fiscal year 2010, but expects to make such determination by April 15, 2011. For fiscal years 2008 and 2009, no annual cash incentive awards were paid to the Named Executive Officers; however, discretionary cash bonuses for fiscal year 2009 were paid to each Named Executive Officer on April 13, 2010 in recognition of both individual and Company performance. See page 54 for a description of our annual cash incentive plan. In addition, for Ms. Lyons, represents a discretionary award of $1,000,000 in fiscal year 2009 in recognition of her prior and continued service as our Creative Director, and a $175,000 payment in each of fiscal years 2009 and 2010 with respect to a long-term incentive award made in April 2006.
(2)	For each of the Named Executive Officers, represents the grant date fair value we calculated under Accounting Standards Codification (ASC) 718 – Compensation – Stock Compensation as share-based compensation in our financial statements for fiscal years 2010, 2009 and 2008 of restricted stock awards and stock option grants made in those fiscal years. See the caption “Share-Based Compensation” in note 2 to our consolidated financial statements on page F-11 for each of the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 for a description of assumptions underlying valuation of equity awards.
(3)	All other compensation for fiscal year 2010 consisted of the following:

	Matching Contributions(1)	Legal Fees(2)	Total
Millard Drexler	$—	$44,439	$44,439
James Scully	$9,800	$—	$9,800
Jenna Lyons	$9,800	$—	$9,800
Libby Wadle	$9,800	$—	$9,800
Trish Donnelly	$9,800	$—	$9,800

(i)	Represents total Company contributions to each Named Executive Officer’s account in the Company’s tax-qualified 401(k) Plan.
(ii)	With respect to Mr. Drexler, represents the Company’s reimbursement for certain legal fees paid to Mr. Drexler’s personal attorneys in connection with work directly related to the Company’s business.

Named Executive Officer Employment Agreements

Millard Drexler

Prior to the consummation of the merger, Mr. Drexler was party to a third amended and restated employment agreement with us, effective October 2005, pursuant to which he agreed to continue to serve as our Chief Executive Officer. The initial term of his agreement extended through August 31, 2008 and, thereafter, automatically renewed for successive one (1) year periods. The third amended and restated agreement provided Mr. Drexler with a minimum annual base salary of $200,000, an opportunity to earn an annual cash incentive award based on the achievement of earnings objectives to be determined each year and the reimbursement of business expenses. Pursuant to the third amended and restated agreement, Mr. Drexler was also eligible to receive a target cash incentive award of $800,000 (provided that his cash incentive award may be greater or less at the compensation committee’s discretion). Furthermore, the agreement provided that during the term of Mr. Drexler’s employment and for a period of six years thereafter, we would purchase and maintain, at our expense, directors and officers liability insurance providing coverage for Mr. Drexler in the same amount as our other executive officers and directors. The agreement also subjected Mr. Drexler to non-solicitation and non-competition covenants during his employment and for a period of two (2) years and one (1) year, respectively, following termination of employment for any reason other than a termination by the Company “without cause,” by Mr. Drexler for “good reason” or as a result of a nonrenewal of the employment agreement by the Company or Mr. Drexler. In the event his employment was terminated without “cause” or for “good reason,” Mr. Drexler was entitled under the agreement to certain post-employment compensation, as detailed beginning on page 69.

In connection with the consummation of the merger, Mr. Drexler and the Company entered into a new employment agreement pursuant to which Mr. Drexler will continue to serve as our Chief Executive Officer and as the Chairman of our Board. The agreement provides for an initial term of employment through March 7, 2015, subject to automatic renewal for successive one-year period thereafter unless either Mr. Drexler or the Company provides a notice of non-renewal at least 90 days before the expiration of the then current term. Pursuant to the employment agreement, Mr. Drexler will receive a base salary of $200,000 and will have an opportunity to earn an annual bonus award, with a target opportunity of $1,200,000, based on the achievement of certain performance metrics determined by the Board of Directors or a committee thereof. Mr. Drexler will continue to be eligible to participate in the Company’s employee benefit plans and the Company will pay or reimburse Mr. Drexler for an amount of up to $50,000 per year for the cost of maintaining the benefits provided under one or more concierge medical services arrangements to be selected by Mr. Drexler. In the event that Mr. Drexler’s employment is terminated prior to the end of the initial four-year term or any subsequent one-year extension term without cause or by Mr. Drexler for good reason (each as defined in the agreement), Mr. Drexler will receive, among other things (i) a payment equal to any accrued but unpaid base salary as of the date of termination, the value of any accrued vacation pay, and the amount of any expenses properly incurred by Mr. Drexler prior to the termination date and not yet reimbursed, (ii) a payment equal to one year’s base salary plus Mr. Drexler’s target bonus, (iii) a payment equal to the pro-rated annual bonus that Mr. Drexler would have earned for the year in which his termination occurs, based on the actual achievement of applicable performance objectives in the performance year in which the termination date occurs; and (iv) the immediate vesting of all equity awards previously granted to Mr. Drexler that remain outstanding as of the termination date. The agreement also provides that following the completion of the merger, Mr. Drexler will continue to be entitled to a full gross up for excise taxes incurred under Sections 280G and 4999 of the Code in connection with any change in control occurring after our equity securities once again become publicly traded.

As described above, pursuant to the terms of the agreement Mr. Drexler is entitled to an option grant under Parent’s equity incentive plan. These options will vest upon meeting certain time- and performance-based vesting conditions and will vest in full upon the occurrence of a change in control or, as described above, a termination of his employment without cause or by him for good reason. The time-based portion of the option will vest in full upon a change in control. Finally, the agreement provides that Mr. Drexler will be subject to non-solicitation and non-competition covenants during his employment and for a period of two years and one year, respectively, following the termination of his employment, regardless of the reason for such termination.

James Scully

Mr. Scully has entered into an amended and restated employment agreement with us, effective April 6, 2008, pursuant to which he has agreed to serve as our Chief Administrative Officer and Chief Financial Officer for three years beginning in April 2008, subject to automatic one-year renewals unless we or Mr. Scully provide four month’s written notice prior to the expiration of the then current term. The agreement provides for a base salary of $600,000, which will be reviewed annually by us. Mr. Scully is eligible to receive an annual cash incentive award with a target of 75% of base salary based upon the achievement of certain Company and individual performance objectives to be determined each year. The agreement subjects Mr. Scully to non-competition and non-solicitation covenants during his employment and for a period of twelve (12) and eighteen (18) months, respectively, following termination of employment for any reason (except that the non-competition covenant will not apply in the event Mr. Scully’s employment is terminated by the Company without “cause,” by Mr. Scully for “good reason” or because the Company provides Mr. Scully written notice of our intention not to renew the agreement). In the event his employment is terminated without “cause” or for “good reason,” Mr. Scully is entitled under the agreement to certain post-employment compensation, as detailed beginning on page 71.

Jenna Lyons

Ms. Lyons entered into a second amended and restated employment agreement with us pursuant to which she has agreed to serve as Creative Director for five years beginning in December 2007, subject to automatic one-year renewals unless we or Ms. Lyons provide four month’s written notice prior to the expiration of the current term. The agreement provides for a minimum annual base salary of $675,000, which will be reviewed annually by us, and an annual cash incentive award with a target of 50% of base salary. In addition, the agreement provided for payment by the Company of a cash contract supplement of $2,000,000 which was paid to Ms. Lyons in January 2008, provided, that if her employment is terminated prior to December 2011 for any reason other than without “cause” or for “good reason,” then she shall immediately reimburse the Company for $1,000,000 of the contract supplement. The agreement also subjects Ms. Lyons to non-competition and non-solicitation covenants during her employment and for a period of twelve (12) months following termination of employment for any reason (except that the non-competition covenant will not apply in the event Ms. Lyons’ employment is terminated by the Company “without cause,” by Ms. Lyons for “good reason” or because the Company provides Ms. Lyons with written notice of our intention not to renew the employment agreement). In the event her employment is terminated without “cause” or for “good reason,” Ms. Lyons is entitled under the agreement to certain post-employment compensation, as detailed beginning on page 72.

Ms. Lyons also entered into a long-term incentive agreement with us in April 2006, pursuant to which she received a long-term cash incentive award and a restricted stock grant provided she remains employed with us through the vesting and payment dates of each award. The agreement provides for a cash incentive award of $350,000 payable in two equal annual installments of $175,000 on August 28, 2009 and August 27, 2010. In addition, under the terms of the agreement, she was awarded 15,000 shares of restricted stock which vested on August 1, 2010.

Libby Wadle

Ms. Wadle entered into an amended and restated non-disclosure, non-solicitation and non-competition agreement with us for three years beginning in December 2008, subject to renewal upon mutual agreement. The agreement subjects Ms. Wadle to non-solicitation and non-competition covenants during her employment and for a period of twelve (12) months following termination of employment for any reason. In the event her employment is terminated without cause or for “good reason,” Ms. Wadle is entitled under the agreement to certain post-employment compensation, as detailed beginning on page 73.

Trish Donnelly

Ms. Donnelly entered into an amended and restated non-disclosure, non-solicitation and non-competition agreement with us for three years beginning in November 2009, subject to renewal upon mutual agreement. The agreement subjects Ms. Donnelly to non-solicitation and non-competition covenants during her employment and for a period of twelve (12) months following termination of employment for any reason. In the event her employment is terminated without cause, Ms. Donnelly is entitled under the agreement to certain post-employment compensation, as detailed beginning on page 74.

GRANTS OF PLAN-BASED AWARDS—FISCAL 2010

The following table sets forth the non-equity incentive award that could have been payable pursuant to our annual cash incentive plan and equity awards granted pursuant to our long-term equity plans to our Named Executive Officers for fiscal 2010. For fiscal 2010, the Company achieved the threshold EBITDA goal under the annual cash incentive plan. As of the filing date of this report, the Committee has not yet determined the amount of the annual cash incentive awards payable in respect of fiscal year 2010, but expects to make such determination by April 15, 2011.

Name	Grant Date	Approval Date(1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Possible Payouts Under Equity Incentive Plan Awards(3)			All Other Option Awards: Number of Securities Underlying Options(4) (#)	Exercise or Base Price of Option Awards(5) ($/sh)	Grant Date Fair Value of Stock and Option Awards(6) ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Millard Drexler	—	—	$266,667	$800,000	$2,000,000	—	—	—	—	—	—
	9/15/10	9/14/10	—	—	—	—	—	—	—	—	—
	9/15/10	9/14/10	—	—	—	—	—	—	325,000	$35.02	$4,676,750

James Scully	—	—	$175,000	$525,000	$1,312,500	—	—	—	—	—	—
	9/15/10	9/14/10	—	—	—	—	15,000	—	—	—	$525,300
	9/15/10	9/14/10	—	—	—	—	—	—	60,000	$35.02	$863,400

Jenna Lyons	—	—	$250,000	$750,000	$1,875,000	—	—	—	—	—	—
	9/15/10	9/14/10	—	—	—	—	30,000	—	—	—	$1,050,600
	9/15/10	9/14/10	—	—	—	—	—	—	175,000	$35.02	$2,518,250

Libby Wadle	—	—	$150,000	$450,000	$1,125,000	—	—	—	—	—	—
	9/15/10	9/14/10	—	—	—	—	25,000	—	—	—	$875,000
	9/15/10	9/14/10	—	—	—	—	—	—	75,000	$35.02	$1,079,250

Trish Donnelly	—	—	$83,333	$250,000	$625,000	—	—	—	—	—	—
	9/15/10	9/14/10	—	—	—	—	10,000	—	—	—	$350,200
	9/15/10	9/14/10	—	—	—	—	—	—	40,000	$35.02	$575,600

(1)	Pursuant to the Company’s policy for granting equity, all grants of equity to Named Executive Officers are determined and approved in advance by the Committee. See a description of the Company’s policy for granting equity on page 56. The Committee approved the September 15, 2010 equity awards to Messrs. Drexler and Scully and Mss. Donnelly, Lyons and Wadle by a unanimous written consent approved by all Committee members on September 14, 2010. As discussed beginning on page 57, with the exception of restricted and stock options rolled over into equity of Parent in connection with the consummation of the merger, all outstanding equity awards were cashed out in connection with the consummation of the merger.
(2)	Represents what possible payouts under the Company’s annual cash incentive plan were for fiscal 2010. Actual payouts have been disclosed in the Summary Compensation Table above under the column “Bonus.” Amounts listed in the maximum column related to achievement of “Super Max” EBITDA goal, as discussed on page 54. Achievement of “Max” EBITDA goals would result in payouts for Messrs. Drexler and Scully and Mss. Lyons, Wadle, Donnelly of $1,600,000; $1,050,000; $1,500,000; $900,000; and $500,000, respectively.
(3)	Under the 2008 Equity Incentive Plan, the Named Executive Officers were awarded shares of performance-based restricted stock which were scheduled to vest in two equal installments on the third and fourth anniversaries of the grant date, subject to continued employment and the achievement of income from operations in any of the fiscal years 2011 or 2012 that is equal to or greater than the income from operations achieved in fiscal year 2009. The number of shares reflected in the table as the “target” payout under equity incentive plan awards is the number of shares that would vest if the performance condition were met. If the performance condition was not achieved, the entire award would be forfeited. In connection with the consummation of the merger, all outstanding equity awards, other than those rolled over, were cashed out. See page 57 for additional information about shares rolled over.

(4)	Represents option awards granted under the Company’s 2008 Equity Incentive Plan. These options were scheduled to vest and become exercisable in five equal annual installments beginning on the first anniversary of the date of grant and had a seven year term. As discussed beginning on page 57, with the exception of restricted shares and stock options rolled over by the Named Executive Officers into equity of Parent in connection with the consummation of the merger, all outstanding equity awards were cashed out in connection with the consummation of the merger.
(5)	In accordance with the provisions of the Company’s Amended and Restated 2008 Equity Incentive Plan, exercise price is determined to be the closing price of a share of our Common Stock as reported on the NYSE for the date of grant (or the immediately preceding business day if the date of grant was not a business day).
(6)	These amounts represent the grant date fair value calculated in accordance with ASC 718 – Compensation – Stock Compensation. In each case, the amount was calculated excluding forfeiture assumptions. The assumptions used in calculating these amounts are described under the caption “Share-Based Compensation” in note 2 to our consolidated financial statements included on page F-11.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

The following table sets forth information regarding the outstanding awards under our long-term equity incentive plans held by our Named Executive Officers at the end of fiscal 2010.

		Option Awards(1)				Stock Awards(1)
Name	Grant Year of Options	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held that Have Not Vested (#)		Market Value of Shares or Units of Stock Held that Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Other Rights that Have Not Vested ($)(3)
Millard Drexler	2003	540,015	0	$3.53	2/12/13	30,000	(4)	$1,302,000	—		—
	2004	1,620,048	0	$7.75	3/26/14
	2004	1,620,048	0	$12.92	3/26/14
	2004	36,296	0	$3.53	12/01/14
	2005	77,431	0	$7.75	8/08/15
	2005	77,431	0	$12.92	8/08/15
	2007	0	200,000	$39.525	5/15/14
	2008	68,750	206,250	$28.585	7/15/15
	2009	60,000	240,000	$16.25	4/15/16
	2010	0	325,000	$35.02	9/15/17

	Total	4,100,019	971,250			30,000		$1,302,000	—		—

James Scully	2006	5,764	0	$20.00	6/27/16	17,500	(4)	$759,500	15,000	(5)	$651,000
	2006	8,750	8,750	$33.18	11/15/13
	2007	0	17,500	$39.525	5/15/14
	2008	15,000	45,000	$28.585	7/15/15
	2009	15,000	60,000	$16.25	4/15/16
	2010	0	60,000	$35.02	9/15/17

	Total	44,514	191,250			17,500		$759,500	15,000		$651,000

Jenna Lyons	2005	19,357	0	$7.75	7/20/15	20,000	(4)	$868,000	30,000	(5)	$1,302,000
	2005	19,357	0	$12.92	7/20/15
	2005	48,394	0	$6.93	8/14/15
	2006	37,500	37,500	$33.18	11/15/13
	2007	0	25,000	$39.525	5/15/14
	2008	27,500	82,500	$28.585	7/15/15
	2009	32,000	128,000	$16.25	4/15/16
	2010	0	175,000	$35.02	9/15/17

	Total	184,108	448,000			20,000		$868,000	30,000		$1,302,000

Libby Wadle	2006	11,250	0	$20.00	6/27/16	9,000	(4)	$390,600	25,000	(5)	$1,085,000
	2006	25,000	25,000	$33.18	11/15/13
	2007	0	17,500	$39.525	5/15/14
	2008	18,750	56,250	$28.585	7/15/15
	2009	25,000	100,000	$16.25	4/15/16
	2010	0	75,000	$35.02	9/15/17

	Total	80,000	273,750			9,000		$390,600	25,000		$1,085,000

Trish Donnelly	2006	625	0	$20.00	6/27/16	4,500	(4)	$195,000	10,000	(5)	$434,000
	2007	0	10,000	$39.525	5/15/14	10,000	(6)	$434,000
	2008	3,750	11,250	$28.585	7/15/15
	2009	0	20,000	$16.25	4/15/16
	2010	0	40,000	$35.02	9/15/17

	Total	4,375	81,250			14,500		$629,000	10,000		$434,000

(1)	As discussed beginning on page 57, with the exception of restricted shares and stock options rolled over by the Named Executive Officers (and certain other management associates) into equity of Parent in connection with the consummation of the merger, all outstanding equity awards were cashed out in connection with the consummation of the merger. In addition all of the Company’s pre-merger long-term equity incentive plans were terminated effective as of the consummation of the merger.
(2)	These options were scheduled to vest as follows:

Option Expiration Date	Vesting Schedule
11/15/13	on 11/15/11
5/15/14	in two equal installments on 5/15/11 and 5/15/12
7/15/15	in three equal installments on 7/15/11, 7/15/12 and 7/15/13
4/15/16	in four equal installments on 4/15/11, 4/15/12, 4/15/13 and 4/15/14
9/15/17	in five equal installments on 9/15/11, 9/15/12, 9/15/13, 9/15/14 and 9/15/15

(3)	Market value determined by multiplying the closing market price of a share of our Common Stock on January 28, 2011 ($43.40), which was the last business day of our fiscal 2010, by the number of unvested shares outstanding as of such date.
(4)	Includes performance-based restricted shares of Common Stock, which were scheduled to vest on April 15, 2011, subject to continued employment. Vesting of these shares was also subject to the Company’s satisfaction of certain objective performance criteria for the fiscal year ending January 29, 2011, which were satisfied.
(5)	Includes performance-based restricted shares of Common Stock, which were scheduled to vest on September 15, 2013 and September 15, 2014, subject to continued employment and the achievement of income from operations in any of the fiscal years 2011 or 2012 that is equal to or greater than the income from operations achieved in fiscal year 2009.
(6)	Includes 10,000 shares of restricted stock, which were scheduled to vest in equal installments on December 15, 2012 and December 15, 2013.

OPTION EXERCISES AND STOCK VESTED—FISCAL 2010

The following table sets forth information concerning the exercise of stock options and vesting of restricted stock during fiscal 2010 for each Named Executive Officer, on an aggregated basis.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized Upon Vesting ($)(2)
Millard Drexler	0	$0	30,000	$1,459,050
James Scully	0	$0	17,500	$851,123
Jenna Lyons	0	$0	35,000	$1,500,100
Libby Wadle	0	$0	9,000	$437,715
Trish Donnelly	16,554	$537,993	4,500	$218,858

(1)	Amounts listed in the table above as value realized on exercise of option awards are calculated by determining the difference between the market price of the underlying shares on the date of exercise and the exercise price of the options. These amounts do not include amounts withheld or paid for taxes, fees or exercise costs.
(2)	Amounts listed in the table above as value realized on vesting of the shares of stock awards are calculated by multiplying the number of shares of stock by the market value of the shares on the vesting date. These amounts do not include amounts withheld or paid for taxes and fees.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Prior to the consummation of the merger, we entered into employment agreements with Messrs. Drexler and Scully and Ms. Lyons (the “Employment Agreements”), as well as non-disclosure, non-solicitation and non-competition agreements with Mss. Donnelly and Wadle (the “Non-Compete Agreements”). Under each of the Employment Agreements and the Non-Compete Agreements, we are required to pay severance benefits in connection with certain terminations of employment. The agreements with Mr. Drexler and Ms. Lyons also provide for accelerated vesting of certain equity awards in connection with certain terminations of employment. In addition, awards made under our equity incentive plans provide for the accelerated payment or vesting of awards in connection with a termination of employment within one (1) year following a change in control. The following is a description of the severance, termination and change in control benefits payable to each of our Named Executive Officers pursuant to their respective agreements and our equity incentive plans as in effect during fiscal 2010. This disclosure assumes the applicable triggering date occurred on January 28, 2011, the last business day of our 2010 fiscal year, and prior to the consummation of the merger. The effects of the merger are discussed in note 15 to our consolidated financial statements. As a result of the Acquisition, which was completed on March 7, 2011, we intend to enter into new employment agreements with certain of the Named Executive Officers in the future. Any such new employment agreements are expected to have severance provisions which are substantially similar to those provisions in the current agreements.

For these purposes, “change in control” is generally defined as the occurrence of any one of the following events: (i) any sale, lease, exchange or other transfer of all or substantially all of our assets to any person(s) (other than to TPG Partners II, L.P. or any of its affiliates (collectively, “TPG II”)) or Mr. Drexler or any entity that is directly or indirectly controlled by Mr. Drexler (together with TPG II, the “TPG-MD Group”), (ii) the approval of our stockholders of any proposal for the liquidation or dissolution of our Company, (iii) (A) any person(s) (other than the TPG-MD Group) becoming the beneficial owner of more than 40% of the aggregate voting power of the issued and outstanding stock entitled to vote in the election of directors, managers or trustees of our Company and (B) the TPG-MD Group beneficially owns in the aggregate a lesser percentage of the voting stock of our Company than such other person(s), (iv) a replacement of a majority of our Board of Directors over a two-year period that has not been approved by either the TPG-MD Group or by a vote of at least a majority of our Board of Directors, (v) any person(s) other than the TPG-MD Group shall have acquired the power to elect a majority of the members of our Board of Directors or (vi) a merger or consolidation of our Company with another entity in which holders of our Common Stock immediately prior to the consummation of the transaction hold, directly or indirectly, immediately following the consummation of the transaction, 50% or less of the common equity interest in the surviving corporation in such transaction.

Millard Drexler

Pursuant to the third amended and restated employment agreement between us and Mr. Drexler, executed on July 13, 2010 and effective October 20, 2005 (the “Drexler Agreement”), the payments and/or benefits we agreed to pay or provide to Mr. Drexler upon a termination of his employment vary depending on the reason for such termination.

We may terminate Mr. Drexler’s employment with us upon his disability, which is generally defined in the Drexler Agreement as Mr. Drexler’s inability to perform his duties for a period of six (6) consecutive months or for 180 days within any 365 day period as a result of his incapacity due to physical or mental illness. In addition, we may terminate Mr. Drexler’s employment for cause or at any time without cause. For these purposes, “cause” is generally defined under the Drexler Agreement as Mr. Drexler’s (a) willful and continued failure to substantially perform his duties, after written demand for substantial performance by our Board of Directors; (b) willful engagement in illegal conduct or gross misconduct which is materially and demonstrably injurious to us; or (c) breach of the non-solicitation, non-competition and confidential information obligations described below.

Mr. Drexler may terminate his employment with us with good reason or at any time, upon at least three (3) months’ advance written notice, without good reason. For these purposes, “good reason” is generally defined under the Drexler Agreement as (a) the diminution of, or appointment of anyone other than Mr. Drexler to serve in or handle, his positions, authority, duties, and responsibilities without his consent; (b) any purported termination of his employment by us for a reason or in a manner not expressly permitted by the Drexler Agreement; (c) relocation of more than fifty (50) miles of Mr. Drexler’s principal work location; or (d) material breach of the Drexler Agreement by us.

In addition, Mr. Drexler’s employment will terminate upon his death or in the event either party provides notice to the other party not to renew the Drexler Agreement at least ninety (90) days prior to the expiration of its term.

If Mr. Drexler’s employment with us is terminated (i) as a result of his death, disability or either party’s failure to renew the term, (ii) by us for cause, or (iii) by Mr. Drexler without good reason, then Mr. Drexler will only be entitled to any accrued but unpaid salary, accrued but unused vacation, and any un-reimbursed expenses, in each case through the date of his termination.

If we terminate Mr. Drexler’s employment without cause or he terminates his employment with good reason, Mr. Drexler will be entitled to receive (i) a payment of his earned but unpaid annual base salary through the termination date, any accrued vacation pay and any un-reimbursed expenses, and (ii) subject to Mr. Drexler’s execution of a valid general release and waiver of claims against us, as well as his compliance with the non-competition, non-solicitation and confidential information restrictions described below, (a) a payment equal to his annual base salary and target cash incentive award, one-half of such payment to be paid on the first business day that is six (6) months and one (1) day following the termination date and the remaining one-half of such payment to be paid in six equal monthly installments commencing on the first business day of the seventh calendar month following the termination date, (b) a payment equal to the pro-rated amount of any annual cash incentive award that he would have otherwise received, based on actual performance, for the fiscal year in which he was terminated, such amount to be paid when annual bonuses are generally paid but in any event no later than the date that is 2.5 months following the end of the year in which the termination date occurs, and (c) the immediate vesting of such portion of unvested restricted shares and stock options as provided and pursuant to the terms of the relevant grant agreements under our 2003 Equity Incentive Plan.

In addition, upon any termination of Mr. Drexler’s employment with us, Mr. Drexler will be entitled to any benefit or right under the Company employee benefit plans in which he is vested (except for any additional severance or termination payments). At this time, Mr. Drexler is not vested in any benefits or rights under our employee benefit plans.

In addition, pursuant to the Drexler Agreement, in the event that any payment or benefit provided to Mr. Drexler under the Drexler Agreement or under any other plan, program or arrangement of ours in connection with a change in control (as defined in Section 280G of the Code) becomes subject to the excise taxes imposed by Section 4999 of the Code, Mr. Drexler will be entitled to receive a “gross-up” payment in connection with any such excise taxes. We have also agreed to purchase and maintain, at our own expense, directors and officers liability insurance providing coverage for Mr. Drexler for the six (6) year period following his termination of employment in the same amount as our other executive officers and directors.

Pursuant to the Drexler Agreement, for the two (2) year period following the termination of Mr. Drexler’s employment, Mr. Drexler has agreed not to solicit or hire any of our associates. In addition, Mr. Drexler has agreed that, for the one (1) year period following his termination of employment (other than a termination by the Company “without cause,” by Mr. Drexler for “good reason” or as a result of the nonrenewal of the employment agreement by the Company or Mr. Drexler), he will not compete with us in the retail apparel business in any geographic area in which we are engaged in such business. Mr. Drexler is also subject to standard non-disclosure of confidential information restrictions.

James Scully

Pursuant to the amended and restated employment agreement between us and Mr. Scully, dated September 10, 2008 (the “Scully Agreement”), the payments and/or benefits we have agreed to pay or provide Mr. Scully on a termination of his employment vary depending on the reason for such termination.

Pursuant to the Scully Agreement, we may terminate Mr. Scully’s employment with us upon his disability, which is generally defined in the Scully Agreement as Mr. Scully’s inability to perform his duties for a ninety (90) day period as a result of his incapacity due to physical or mental illness or injury. In addition, we may terminate Mr. Scully’s employment for cause or at any time without cause. For these purposes, “cause” is generally defined under the Scully Agreement as Mr. Scully’s (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of securities laws, or having been found by any court or governmental authority or agency to have committed any such violation; (b) willful misconduct or gross negligence in connection with his performance of duties; (c) willful and material breach of the Scully Agreement, including without limitation, his failure to perform his duties and responsibilities thereunder (provided that he has 30 days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission adverse to our reputation; (e) willful disclosure of any confidential information to persons not authorized to know such information; or (f) his violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, failure to provide certifications as may be required by law (provided that he has 30 days to cure to the extent such violation is reasonably susceptible to cure). Furthermore, if subsequent to the termination of Mr. Scully’s employment it is determined that he could have been terminated for cause and there is a reasonable basis for such determination, Mr. Scully’s employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Mr. Scully.

Pursuant to the Scully Agreement, Mr. Scully may terminate his employment with us with good reason or at any time, upon at least two (2) months’ advance notice, without good reason. For these purposes, “good reason” is generally defined under the Scully Agreement as (a) any action by us that results in a material and continuing diminution of Mr. Scully’s duties or responsibilities (including, without limitation, the appointment by the Company of a Chief Financial Officer who is not required to report to Mr. Scully), (b) a reduction by us of Mr. Scully’s base salary or annual cash incentive award opportunity as in effect from time to time, or (iii) a relocation of more than fifty (50) miles of his principal place of employment, in each case without Mr. Scully’s written consent. Mr. Scully’s employment will also terminate upon his death.

Pursuant to the Scully Agreement, if Mr. Scully’s employment with us is terminated (i) by us without cause or (ii) by Mr. Scully with good reason, then Mr. Scully will be entitled to, subject to his execution of a valid general release and waiver of any claims he may have against us, (a) continued payment of base salary and continued medical benefits (which may consist of our reimbursement of COBRA payments) for a period of eighteen (18) months following his termination date and (b) a lump sum in an amount equal to the pro-rated amount of any annual cash incentive award that he would have otherwise received, based on actual performance, for the fiscal year in which he was terminated and (c) provided that a change in control of the Company has not yet occurred, continued vesting of such portion of unvested restricted shares and stock options granted to Mr. Scully prior to the Company’s initial public offering on July 3, 2006 in accordance with their original vesting schedules. However, Mr. Scully’s right to the continuation of his base salary and medical benefits for eighteen (18) months following the termination of his employment will cease, respectively, upon the date that he becomes employed by a new employer or otherwise begins providing services for another entity and the date he becomes eligible for coverage under another group health plan, provided that if the cash compensation he receives from his new employer or otherwise is less than his base salary in effect immediately prior to his termination date, he will be entitled to receive the difference between his base salary and his new amount of cash compensation during the remainder of the severance period. In addition, if Mr. Scully’s employment with us is terminated for any reason, Mr. Scully will also be entitled to any earned but unpaid salary.

Amounts payable to Mr. Scully as a result of termination by us without cause or by Mr. Scully with good reason, may be deferred and accumulated for six months, then paid in a lump-sum on the first day of the seventh month following termination, if required for compliance with the deferred compensation rules under Section 409A of the Code.

Pursuant to the Scully Agreement, Mr. Scully has agreed that, for the twelve (12) month period following the termination of his employment (other than a termination by us without cause, by Mr. Scully with good reason or as a result of our election not to renew the employment period), he will not engage in or perform services for any entity in the retail, mail order and Internet specialty apparel and accessories business within a 100 mile radius of any of our store locations or in the same area as we direct our mail order operations or solicit any of our customers or suppliers. In addition, for the eighteen (18) month period following the termination of his employment for any reason, Mr. Scully has agreed not to solicit or hire any of our associates. Mr. Scully is also subject to standard non-disclosure of confidential information restrictions.

Jenna Lyons

Pursuant to the second amended and restated employment agreement between us and Ms. Lyons, dated July 1, 2010 (the “Lyons Agreement”), the payments and/or benefits we have agreed to pay or provide Ms. Lyons on a termination of her employment vary depending on the reason for such termination.

Pursuant to the Lyons Agreement, we may terminate Ms. Lyons’ employment with us upon her disability, which is generally defined in the Lyons Agreement as Ms. Lyons’ inability to perform her duties for a ninety (90) day period as a result of her incapacity due to physical or mental illness. In addition, we may terminate Ms. Lyons’ employment for cause or at any time without cause. For these purposes, “cause” is generally defined under the Lyons Agreement as Ms. Lyons’ (a) indictment for a felony; (b) willful misconduct or gross negligence in connection with her performance of duties; (c) willful and material breach of the Lyons Agreement, including without limitation, her failure to perform her duties and responsibilities; (d) fraudulent act or omission by Ms. Lyons adverse to our reputation; or (e) disclosure of any confidential information to persons not authorized to know such information. Furthermore, if subsequent to the termination of Ms. Lyons’ employment it is determined that she could have been terminated for cause and there is a reasonable basis for such determination, Ms. Lyons’ employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Ms. Lyons.

Pursuant to the Lyons Agreement, Ms. Lyons may terminate her employment with us with good reason or at any time, upon at least two (2) months’ advance notice, without good reason. For these purposes, “good reason” is generally defined under the Lyons Agreement as either (a) any action by us that results in a material and continuing diminution of Ms. Lyons’ duties or responsibilities, including an adverse change in her title from Creative Director or a change such that she will no longer report directly to the Chief Executive Officer; or (b) a material reduction by us of Ms. Lyons’ base salary or annual cash incentive award opportunity as in effect from time to time, or (iii) a relocation of more than fifty (50) miles of her principal place of employment, in each case without Ms. Lyons’ written consent. Ms. Lyons’ employment will also terminate upon her death or disability, which is generally defined as Ms. Lyons’ incapacity due to physical or mental illness or injury, which results in her being unable to perform her duties for ninety (90) consecutive working days.

Pursuant to the Lyons Agreement, if Ms. Lyons’ employment with us is terminated (i) by us without cause or (ii) by Ms. Lyons with good reason, then Ms. Lyons will be entitled to, subject to her execution of a valid general release and waiver of any claims she may have against us, (a) continued payment of base salary and continued medical benefits for a period of one (1) year following her termination date, (b) a lump sum in an amount equal to the annual cash incentive award that she received for the fiscal prior to her termination, and (c) in the event such termination occurs prior to December 17, 2009 (and a change in control of the Company has not yet occurred), accelerated vesting of such portion of unvested restricted shares and stock options granted to

Ms. Lyons prior to the Company’s initial public offering in June 2006. However, Ms. Lyons right to the continuation of her base salary and medical benefits for one (1) year following the termination of her employment will cease, respectively, upon the date that she becomes employed by a new employer or otherwise begins providing services for another entity and the date she becomes eligible for coverage under another group health plan; provided that if the cash compensation she receives from her new employer or otherwise is less than her base salary in effect immediately prior to her termination date, she will be entitled to receive the difference between her base salary and her new amount of cash compensation during the remainder of the severance period. In addition, if Ms. Lyons’ employment with us is terminated for any reason, Ms. Lyons will also be entitled to any earned but unpaid base salary.

Amounts payable to Ms. Lyons as a result of termination by us without cause or by Ms. Lyons with good reason, may be deferred and accumulated for six months, then paid in a lump-sum on the first day of the seventh month following termination, if required for compliance with the deferred compensation rules under Section 409A of the Code.

Pursuant to the Lyons Agreement, Ms. Lyons has agreed that, for the twelve (12) month period following the termination of her employment (other than a termination by us “without cause,” by Ms. Lyons with “good reason,” or as a result of our election not to renew the employment period), she will not engage in or perform services for certain competitive entities in the retail, mail order and Internet apparel and accessories business within a 100 mile radius of any of our store locations or in the same area as we direct our mail order operations or solicit any of our customers or suppliers. In addition, for the twelve (12) month period following the termination of her employment for any reason, Ms. Lyons has agreed not to solicit or hire any of our associates. Ms. Lyons is also subject to standard non-disclosure of confidential information and non-disparagement restrictions.

Libby Wadle

Pursuant to the Amended and Restated Non-Disclosure, Non-Solicitation and Non-Competition agreement between us and Ms. Wadle, dated December 29, 2008 (the “Wadle Agreement”), we have agreed to provide certain payments and benefits to Ms. Wadle on a termination of her employment without cause or for good reason provided that (i) we do not waive any of the post-employment restrictions in the Wadle Agreement and (ii) Ms. Wadle executes and delivers to us a Separation Agreement and Release in a form acceptable to us and does not revoke such Separation Agreement and Release.

Pursuant to the Wadle Agreement, we may terminate Ms. Wadle’s employment with us for cause or at any time without cause. For these purposes, “cause” is defined under the Wadle Agreement as Ms. Wadle’s (i) gross incompetence; (ii) failure to comply with the Company’s policies including those contained in the Company’s Code of Ethics and Business Practices; (iii) indictment, conviction or admission of any crime involving dishonesty or moral turpitude; (iv) participation in any act of misconduct, insubordination or fraud against the Company; (v) use of alcohol or drugs which interferes with Ms. Wadle’s performance of her duties or compromises the integrity or reputation of the Company; and (vi) excessive absence from work other than as a result of disability.

Pursuant to the Wadle Agreement, Ms. Wadle may terminate her employment with us with good reason, provided that we will have at least 30 days to remedy the situation resulting in the good reason. For these purposes, “good reason” is defined under the Wadle Agreement as either (a) any requirement by us that she report directly to an individual other than an Executive Vice President or functional equivalent or (b) any action by us that results in a material and continuing diminution of Ms. Wadle’s duties or responsibilities, in each case without Ms. Wadle’s consent. No payment will be required by us, however, if we consent in our sole discretion to waive the post-termination restrictions on Ms. Wadle’s employment or if those conditions are otherwise not met.

Pursuant to the Wadle Agreement, if Ms. Wadle’s employment with us is terminated (i) by us without cause or (ii) by Ms. Wadle with good reason, then Ms. Wadle will be entitled to, subject to her execution of a valid separation agreement and release in a form acceptable to us, (a) pro-rata portion of the cash incentive award, if any, to which she would have otherwise been entitled, based on actual performance, as of the date of termination, and (b) continued payment of base salary and continued medical benefits for period of one (1) year following her termination date. However Ms. Wadle’s right to the continuation of her base salary and medical benefits for one (1) year following the termination of her employment will cease, respectively, upon the date that she becomes employed by another entity as an employee, consultant or otherwise. In addition, if Ms. Wadle’s employment with us is terminated for any reason, Ms. Wadle will also be entitled to any earned but unpaid base salary.

Amounts payable to Ms. Wadle as a result of termination by us without cause or by Ms. Wadle with good reason, may be deferred and accumulated for six months, then paid in a lump-sum on the first day of the seventh month following termination, if required for compliance with the deferred compensation rules under Section 409A of the Code.

Pursuant to the Wadle Agreement, Ms. Wadle has agreed that, for the twelve (12) month period following the termination of her employment, she will not engage in or perform services for certain competitive entities in the retail, mail order and Internet apparel and accessories business. In addition, for the one (1) year period following the termination of her employment for any reason, Ms. Wadle has agreed not to solicit or hire any of our associates. Ms. Wadle is also subject to standard non-disclosure of confidential information restrictions.

Trish Donnelly

Pursuant to the Amended and Restated Non-Disclosure, Non-Solicitation and Non-Competition agreement between us and Ms. Donnelly, dated November 16, 2009 (the “Donnelly Agreement”), we have agreed to provide certain payments and benefits to Ms. Donnelly on a termination of her employment without cause provided that (i) we do not waive any of the post-employment restrictions in the Donnelly Agreement and (ii) Ms. Donnelly executes and delivers to us a Separation Agreement and Release in a form acceptable to us and does not revoke such Separation Agreement and Release.

Pursuant to the Donnelly Agreement, we may terminate Ms. Donnelly’s employment with us for cause or at any time without cause. For these purposes, “cause” is defined under the Donnelly Agreement as Ms. Donnelly’s (i) acting in bad faith and to the detriment of the Company; (ii) refusal or failure to act in accordance with any specific lawful direction or order of supervisory personnel; (iii) exhibiting unfitness for employment or unavailability for service, misconduct, dishonesty, habitual neglect, incompetence, or committing an act of embezzlement, fraud or theft with respect to Company property; (iv) use of alcohol or drugs which interferes with Ms. Donnelly’s performance of her duties; (v) being found guilty or pleading nolo contendere to any crime involving dishonesty, breach of trust, or physical or emotional harm to any person; (vi) breach of any material term of the Donnelly Agreement or of any Company policy; and/or (vii) death or disability (such that Ms. Donnelly cannot perform the essential functions of the job, with or without accommodation).

Pursuant to the Donnelly Agreement, if Ms. Donnelly’s employment with us is terminated by us without cause, then Ms. Donnelly will be entitled to, subject to her execution of a valid separation agreement and release in a form acceptable to us, (a) pro-rata portion of the cash incentive award, if any, to which she would have otherwise been entitled, based on actual performance, as of the date of termination, and (b) continued payment of base salary and continued medical benefits for period of one (1) year following her termination date. However Ms. Donnelly’s right to the continuation of her base salary and medical benefits for one (1) year following the termination of her employment will cease, respectively, upon the date that she becomes employed by another entity as an employee, consultant or otherwise. In addition, if Ms. Donnelly’s employment with us is terminated for any reason, Ms. Donnelly will also be entitled to any earned but unpaid base salary.

Amounts payable to Ms. Donnelly as a result of termination by us without cause or by Ms. Donnelly with good reason, may be deferred and accumulated for six months, then paid in a lump-sum on the first day of the seventh month following termination, if required for compliance with the deferred compensation rules under Section 409A of the Code.

Pursuant to the Donnelly Agreement, Ms. Donnelly has agreed that, for the twelve (12) month period following the termination of her employment, she will not engage in or perform services for certain competitive entities in the retail, mail order and Internet apparel and accessories business. In addition, for the twelve (12) month period following the termination of her employment for any reason, Ms. Donnelly has agreed not to solicit or hire any of our associates. Ms. Donnelly is also subject to standard non-disclosure of confidential information restrictions.

Equity Plans

None of the options to purchase shares of our Common Stock or restricted shares held by our Named Executive Officers and granted under our Amended and Restated 1997 Stock Option Plan, 2003 Equity Incentive Plan, 2005 Equity Incentive Plan or the Amended and Restated 2008 Equity Incentive Plan will vest solely because of a “change in control” of our Company. However, stock options and/or restricted shares granted to our Named Executive Officers under such plans may provide for the acceleration of the vesting schedule in the event of the termination by us of a Named Executive Officer’s employment without cause or the termination by the Named Executive Officer for good reason within one (1) year following a change in control. As noted above, all equity awards outstanding immediately prior to the merger, whether or not vested, were cashed out in connection with the merger (other than those stock options and restricted stock that were rolled over into equity of Parent).

In addition, in the event of (i) a dissolution or liquidation of the Company, (ii) a sale of all or substantially all of the Company’s assets, (iii) a merger or consolidation involving the Company in which the Company is not the surviving corporation or (iv) a merger or consolidation involving the Company in which the Company is the surviving corporation but the holders of shares of our Common Stock receive securities of another corporation and/or property, including cash, the compensation committee of the Company has the right, in its discretion, to cancel all outstanding equity awards (whether vested or unvested) and, in full consideration of such cancellation, pay to the holder of such award an amount in cash, for each share of Common Stock subject to the award, equal to, (A) with respect to an option, the excess of (x) the value, as determined by the compensation committee, of securities and property (including cash) received by ordinary stockholders as a result of such event over (y) the exercise price of such option or (B) with respect to restricted shares, the value, as determined by the compensation committee, of securities and property (including cash) received by the ordinary stockholders as a result of such event. If any of the events described above had occurred on January 28, 2011 and the compensation committee of the Company exercised its discretion to cash-out each outstanding and unvested equity award held by the Named Executive Officers as of such date, then each Named Executive Officer would have received an amount equal to the amount disclosed with respect to such Named Executive Officer in “Equity-Based Incentive Compensation” row of the tables below. For purposes of this calculation, we have assumed that the value per share received by ordinary stockholders of the Company in connection with such event would be equal to the closing market price of our Common Stock on January 28, 2011, which was the last business day of our fiscal year 2010. For a summary of what our Named Executive Officers actually received in connection with the cash-out of their outstanding equity awards in connection with the consummation of the merger, please see page 67.

The following tables estimate the amounts that would be payable to our Named Executive Officers if their employment terminated on January 29, 2011 based on the closing market price of our Common Stock on January 28, 2011 ($43.40), which was the last business day of our fiscal 2010, in each of the specified circumstances; except, however, that the amount of the estimated tax “gross-up” payment shown below for Mr. Drexler was prepared using assumptions related to the Acquisition, as discussed in footnote 4 to the table for Mr. Drexler.

Millard Drexler

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company “without Cause,” or (ii) by Executive for “Good Reason”(1)		Death/Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company “without Cause” or by Executive for “Good Reason”(1)
Cash Severance	—	$1,800,000	(2)	—	—	$1,800,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$14,372,094	(3)
Other Benefits/ Tax Gross-Ups	—	—		—	—	$3,257,241	(4)

(1)	All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-competition, non-solicitation and confidential information restrictions.
(2)	Represents amount equal to (i) Mr. Drexler’s base salary ($200,000) and target cash incentive award ($800,000) (one half of such payment to be paid on the first business day that is six (6) months and one (1) day following the assumed termination date and the remaining one half of such payment to be paid in six (6) equal monthly installments commencing on the first business day of the seventh calendar month following such date) and (ii) pro-rated lump sum payment of any annual cash incentive award he would have otherwise received for fiscal 2010 (assumes target bonus of $800,000).
(3)	Represents an amount equal to the number of shares underlying all of Mr. Drexler’s unvested restricted shares and stock options as of January 29, 2011 multiplied (i) in the case of restricted stock, by the closing market price of our Common Stock on January 28, 2011 ($43.40), which was the last business day of fiscal 2010, and (ii) in the case of stock options, by the spread between the closing market price of our Common Stock on January 28, 2011 and the applicable exercise price of each stock option.
(4)	Represents the estimated amount, that was calculated in connection with the merger, of the “gross-up” payment that Mr. Drexler would be entitled to receive in connection with any excise taxes imposed by Section 4999 of the Code as a result of a change in control (as defined by Section 280G of the Code). Assumes a change in control date of March 15, 2011 and a stock price of $43.50 per share. Also assumes that Mr. Drexler is terminated and the Company is not able to rebut a presumption that all options granted to Mr. Drexler within one year prior are in anticipation of the change in control. Although the Company believes that this presumption is rebuttable, the disclosure is being provided with the assumption that it is not rebuttable in order to provide the maximum amount of a “gross-up” payment under this scenario. For additional discussion of the potential “gross-up” payment payable to Mr. Drexler in connection with the consummation of the merger, please see page 70.

James Scully

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company “without Cause,” or (ii) by Executive for “Good Reason”(1)		Death/Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company “without Cause” or by Executive for “Good Reason”(1)
Cash Severance	—	$1,575,000	(2)	—	—	$1,575,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$4,366,213	(3)
Other Benefits/ Tax Gross-Ups	—	$24,260	(4)	—	—	—

(1)	All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-solicitation and confidential information restrictions.
(2)	Represents amount equal to (i) continued payment of base salary ($700,000) for eighteen (18) months following termination assuming that Mr. Scully does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award he would have otherwise received for fiscal 2010 (assumes target bonus of $525,000).
(3)	Represents an amount equal to the number of shares underlying all of Mr. Scully’s unvested restricted shares and stock options as of January 29, 2011 multiplied (i) in the case of restricted stock, by the closing market price of our Common Stock on January 28, 2011 ($43.40), which was the last business day of fiscal 2010, and (ii) in the case of stock options, by the spread between the closing market price of our Common Stock on January 28, 2011 and the applicable exercise price of each stock option.
(4)	Represents an amount equal to the Company’s total COBRA cost for Mr. Scully to continue coverage under the Company’s health insurance plan for eighteen (18) months assuming that Mr. Scully did not obtain other employment during that period.

Jenna Lyons

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non- Renewal or (iii) by Company for Cause	Termination (i) by the Company “without Cause,” or (ii) by Executive for “Good Reason”(1)		Death/Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company “without Cause” or by Executive for “Good Reason”(1)
Cash Severance	—	$1,000,000	(2)	—	—	$1,000,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$8,814,063	(3)
Other Benefits/Tax Gross-Ups	—	$13,210	(4)	—	—	—

(1)	All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-competition, non-solicitation and confidential information restrictions.
(2)	Represents amount equal to (i) continued payment of base salary ($1,000,000) for one (1) year following termination assuming that Ms. Lyons does not obtain other paid employment during that period and (ii) a lump sum payment equal to the annual cash incentive award, if any, that she received for the fiscal year ended prior to the fiscal year which includes the assumed termination date ($0).
(3)	Represents an amount equal to the number of shares underlying all of Ms. Lyons’ unvested restricted shares and stock options as of January 29, 2011 multiplied (i) in the case of restricted stock, by the closing market price of our Common Stock on January 28, 2011 ($43.40), which was the last business day of fiscal 2010, and (ii) in the case of stock options, by the spread between the closing market price of our Common Stock on January 28, 2011 and the applicable exercise price of each stock option.
(4)	Represents an amount equal to the Company’s total COBRA cost for Ms. Lyons to continue coverage under the Company’s health insurance plan for one (1) year assuming that Ms. Lyons did not obtain other employment during that period.

Libby Wadle

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company “without Cause,” or (ii) by Executive for “Good Reason”(1)		Death/Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company “without Cause” or by Executive for “Good Reason”(1)
Cash Severance	—	$1,050,000	(2)	—	—	—
Equity-Based Incentive Compensation	—	—		—	—	$5,975,757	(3)
Other Benefits/Tax Gross-Ups	—	$16,173	(4)	—	—	—

(1)	All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-competition, non-solicitation and confidential information restrictions.
(2)	Represents amount equal to (i) continued payment of base salary ($600,000) for one (1) year following termination assuming that Ms. Wadle does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award that she would have otherwise received for fiscal 2010 (assumes target bonus of $450,000).
(3)	Represents an amount equal to the number of shares underlying all of Ms. Wadle’s unvested restricted shares and stock options as of January 29, 2011 multiplied (i) in the case of restricted stock, by the closing market price of our Common Stock on January 28, 2011 ($43.40), which was the last business day of fiscal 2010, and (ii) in the case of stock options, by the spread between the closing market price of our Common Stock on January 28, 2011 and the applicable exercise price of each stock option.
(4)	Represents an amount equal to the Company’s total COBRA cost for Ms. Wadle to continue coverage under the Company’s health insurance plan for one (1) year assuming that Ms. Wadle did not obtain other employment during that period.

Trish Donnelly

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company “without Cause,” or (ii) by Executive for “Good Reason”(1)		Death/Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company “without Cause” or by Executive for “Good Reason”(1)
Cash Severance	—	$750,000	(2)	—	—	—
Equity-Based Incentive Compensation	—	—		—	—	$2,146,919	(3)
Other Benefits/Tax Gross-Ups	—	$16,173	(4)	—	—	—

(1)	All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-competition, non-solicitation and confidential information restrictions.
(2)	Represents amount equal to (i) continued payment of base salary ($500,000) for one (1) year following termination assuming that Ms. Donnelly does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award that she would have otherwise received for fiscal 2010 (assumes target bonus of $250,000).
(3)	Represents an amount equal to the number of shares underlying all of Ms. Donnelly’s unvested restricted shares and stock options as of January 29, 2011 multiplied (i) in the case of restricted stock, by the closing market price of our Common Stock on January 28, 2011 ($43.40), which was the last business day of fiscal 2010, and (ii) in the case of stock options, by the spread between the closing market price of our Common Stock on January 28, 2011 and the applicable exercise price of each stock option.
(4)	Represents an amount equal to the Company’s total COBRA cost for Ms. Donnelly to continue coverage under the Company’s health insurance plan for one (1) year assuming that Ms. Donnelly did not obtain other employment during that period.

DIRECTOR COMPENSATION

The following table sets forth information regarding compensation for each of the Company’s non-management directors for fiscal 2010. The directors named in the table are those who served during fiscal 2010. Effective with the completion of the Acquisition on March 7, 2011, a new Board was appointed, which will establish director compensation for fiscal year 2011.

Name	Fees earned or paid in cash ($)		Stock Awards(1) ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Mary Ann Casati	$202,000	(2)	$49,971	$49,994	$—	$301,965
James Coulter	$89,000	(3)	$49,971	$49,994	$—	$188,965
Steven Grand-Jean	$66,000	(4)	$49,971	$49,994	$—	$165,965
David House	$202,000	(5)	$49,971	$49,994	$—	$301,965
Heather Reisman	$72,000	(6)	$49,971	$49,994	$—	$171,965
Sukhinder Singh Cassidy(7)	$2,000	(7)	$—	$—	$—	$2,000
Stuart Sloan	$66,000	(8)	$49,971	$49,994	$—	$165,965
Stephen Squeri	$137,000	(9)	$24,969	$111,046	$—	$273,015
Josh Weston	$239,000	(10)	$49,971	$49,994	$—	$338,965

(1)	Represents the grant date fair value we calculated under Accounting Standards Codification (ASC) 718 – Compensation – Stock Compensation as share-based compensation in our financial statements for fiscal year 2010 of restricted stock awards and stock option grants made to directors in that fiscal year. See the caption “Share-Based Compensation” in note 2 to our consolidated financial statements on page F-11 for a description of assumptions underlying valuation of equity awards

The grant date fair value of the option awards granted during fiscal 2010 includes: (i) an award to each of Mss. Casati and Reisman and Messrs. Coulter, Grand-Jean, House, Sloan and Weston of 1,236 shares of restricted stock on June 8, 2010 with a grant date fair value of $49,971; (ii) an award to each of Mss. Casati and Reisman and Messrs. Coulter, Grand-Jean, House, Sloan and Weston of 2,589 options on June 8, 2010, each with a grant date fair value of $49,994; (iii) an award to Mr. Squeri of 713 shares of restricted stock on September 15, 2010 with a grant date fair value of $24,969; and (iv) an award to Mr. Squeri of 6,542 options on September 15, 2010 with a grant date fair value of $111,046.

The aggregate number of outstanding stock options for each director listed in the table above as of January 29, 2011 is as follows: Ms. Casati – 23,728; Mr. Coulter – 2,589; Mr. Grand-Jean – 84,220; Mr. House – 18,719; Ms. Reisman – 21,469; Ms. Singh Cassidy – 0; Mr. Sloan – 98,737; Mr. Squeri – 6,542 and Mr. Weston – 30,987. In addition, each director listed in the table above held 1,236 shares of restricted stock as of January 29, 2011, except for Mr. Squeri who held 713 shares of restricted stock and Ms. Singh Cassidy who held no shares of restricted stock. There are no other outstanding equity awards for the non-employee directors.

As discussed below, all outstanding equity awards held by our directors were cashed out in connection with the consummation of the merger.

(2)	Represents a $50,000 annual cash retainer, $52,000 in meeting attendance fees and a $100,000 special committee retainer.
(3)	Represents a $50,000 annual cash retainer, $24,000 in meeting attendance fees and a $15,000 annual fee for service as compensation committee chairman.
(4)	Represents a $50,000 annual cash retainer and $16,000 in meeting attendance fees.
(5)	Represents a $50,000 annual cash retainer, $42,000 in meeting attendance fees, a $100,000 special committee retainer and a $10,000 annual fee for service as nominating and corporate governance committee chairman.
(6)	Represents a $50,000 annual cash retainer and $22,000 in meeting attendance fees.
(7)	Ms. Singh Cassidy resigned from the Board of Directors on March 2, 2010. The fees earned or paid in cash consist of a $2,000 meeting attendance fee earned prior to her resignation.
(8)	Represents a $50,000 annual cash retainer and $16,000 in meeting attendance fees.
(9)	Mr. Squeri was appointed to our Board of Directors in September 2010. The fees earned or paid in cash consist of a $25,000 annual cash retainer (pro-rated upon his appointment in September 2010), $12,000 in meeting attendance fees and a $100,000 special committee retainer.
(10)	Represents a $50,000 annual cash retainer, $44,000 in meeting attendance fees, a $120,000 special committee retainer and a $25,000 annual fee for service as audit committee chairman.

Compensation of Directors for Fiscal 2010

Our philosophy of performance-based compensation also applies to compensation of directors. Prior to the consummation of the merger, the Committee reviewed director compensation annually and obtained information from the Committee’s outside consultant regarding the compensation levels provided to directors of comparable companies. The Committee recommends changes, if applicable, to the Board of Directors. Directors received the following as compensation in fiscal 2010: (1) a non-qualified stock option awarded under the 2008 Equity Incentive Plan to purchase 2,589 shares of our Common Stock, and (2) restricted stock awarded under the 2008 Equity Incentive Plan of 1,236 shares of our Common Stock. The options were granted on June 8, 2010, have an exercise price of $40.43 per share, a term of 7 years and become exercisable and vest one year from the grant date. The restricted stock was granted on June 8, 2010 and vests one year from the grant date. Each new director who joins the Board receives an additional non-qualified stock option to purchase 5,000 shares of our Common Stock, granted as soon as reasonably practicable after he or she joins the Board, with a term of 7 years, exercisable and vesting one-third per year from the grant date. Each new director who is not an employee is also required to purchase at least 2,500 shares of our Common Stock in the open market within one year after joining the Board. If a director ceases to serve as a director for any reason, other than removal for cause, any options vested at the time of termination of his or her services will remain exercisable for 90 days (but no longer than the term of the options).

Each eligible director also received a further cash payment of $2,000 for each Board and committee meeting attended. In addition, Mr. Weston, the chairman of the audit committee, received additional cash compensation of $25,000 in fiscal 2010 for his services on such committee. Mr. Coulter, the chairman of the Committee, received additional cash compensation of $15,000 in fiscal 2010 for his services on such committee. Mr. House, the chairman of the nominating and corporate governance committee, received additional cash compensation of $10,000 in fiscal 2010 for his services on such committee.

In addition, Ms. Casati and Messrs. House, Squeri and Weston received an additional monthly retainer for their services as members of the Special Committee formed in connection with consideration of the merger. Mr. Weston received $30,000 per month as Chair of the Special Committee and Ms. Casati, Mr. Squeri and Mr. House each received $25,000 per month.

Finally, each of our directors receives a discount on most merchandise in our factory and retail stores and through our direct channels (phone and internet), which we believe is a common practice in the retail industry.

Pursuant to the terms and conditions of the Merger Agreement, immediately prior to the effective time of the merger, all outstanding stock options and restricted stock awards (whether vested or unvested) held by our directors fully vested and were canceled as of the effective time of the merger and converted into the right to receive, within three business days after the completion of the merger, an amount in cash equal to the excess, if any, of the per share merger consideration ($43.50) over, with respect to stock options, the exercise price per share of such stock option, without interest and less any required withholding taxes. In connection with such cash-out, each of our fiscal 2010 directors received the following pre-tax amounts: Ms. Casati $221,234; Mr. Coulter $61,714; Mr. Grand-Jean $2,258,702; Mr. House $196,118 Ms. Reisman $196,118; Ms. Singh-Cassidy $0; Mr. Sloan $2,838,947; Mr. Squeri $86,492 and Mr. Weston $246,350.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of the Board of Directors of the Company who served during fiscal year 2010 are Mr. Coulter and Mss. Casati and Reisman. None of these committee members were officers or employees of the Company during fiscal year 2010, were formerly Company officers or had any relationship otherwise requiring disclosure. Effective with the consummation of the merger on March 7, 2011, a new Board of Directors and Compensation Committee was appointed. There were no interlocks or insider participation between any member of the Board or compensation committee and any member of the board of directors or compensation committee of another company.

REPORT OF THE COMPENSATION COMMITTEE

The individuals listed below, who were the members of the Company’s Compensation Committee throughout fiscal year 2010 and up until the effective date of the merger on March 7, 2011, have reviewed and discussed the “Compensation Discussion and Analysis” with the Company’s management. Following the announcement of the merger, Mr. Coulter recused himself from all board and committee meetings, pending closing of the merger. Based on this review and discussion, the Committee recommended to the current Board, and the current Board has approved, that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011 for filing with the SEC.

2010 COMPENSATION COMMITTEE

James Coulter, Chairman

Mary Ann Casati

Heather Reisman

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In connection with the consummation of the Acquisition on March 7, 2011, all compensation plans under which equity securities of the Company were authorized for issuance during fiscal year 2010 have been terminated.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding shares of Common Stock of J.Crew Group, Inc. are held by Chinos Intermediate Holdings B, Inc. Chinos Intermediate Holdings A, Inc. holds all of the outstanding stock of Chinos Intermediate Holdings B, Inc. Chinos Holdings, Inc. holds all of the outstanding stock of Chinos Intermediate Holdings A, Inc.

The following table describes the beneficial ownership of Chinos Holdings, Inc. common stock, consisting of both Class A common stock and Class L common stock, as of March 7, 2011 (except as noted) by each person known to the Company to beneficially own more than five percent of Chinos Holdings, Inc.’s common stock, each director, each executive officer named in the “Summary Compensation Table,” and all directors and executive officers as a group. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of Class A common stock underlying options beneficially owned by that person that are exercisable within 60 days following March 7, 2011. The beneficial ownership percentages reflected in the table below are based on 91,385,056 shares of Chinos Holdings, Inc.’s Class L common stock and 825,665,648 shares of Chinos Holdings, Inc.’s Class A common stock outstanding as of March 7, 2011.

Notwithstanding the beneficial ownership of common stock presented below, various stockholder agreements govern the stockholders’ exercise of their voting rights with respect to the election of directors and certain other material events. The parties to these stockholders agreements have agreed to vote their shares to elect the board of directors as set forth therein. See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”

Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting, dispositive and investment power with respect to the indicated shares of common stock beneficially owned by them. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o J.Crew Group, Inc. 770 Broadway, New York NY 10003.

NAME OF BENEFICIAL OWNER	Amount and Nature of Beneficially Owned Class L		Percent of Class L	Amount and Nature of Beneficially Owned Class A		Percent of Class A
5% Shareholders
Affiliates of TPG	60,275,627	(1)	65.96%	542,480,716	(2)	65.70%
Affiliates of LGP	22,666,665	(3)	24.80%	203,999,999	(4)	24.71%

Directors and Executive Officers
James Coulter	60,275,627	(5)	65.96%	542,480,716	(5)	65.70%
Millard S. Drexler	7,370,977	(6)	8.07%	66,338,805	(7)	8.03%
John G. Danhakl	22,666,665	(8)	24.80%	203,999,999	(8)	24.71%
Jonathan D. Sokoloff	22,666,665	(9)	24.80%	203,999,999	(9)	24.71%
Carrie Wheeler	—	(5)	*	—	(5)	*
Lynda Markoe	74,074		*	888,888	(10)	*
Trish Donnelly	37,037		*	444,444	(11)	*
Jenna Lyons	296,296		*	3,555,555	(12)	*
James Scully	185,185		*	2,222,222	(13)	*
Libby Wadle	148,148		*	1,777,777	(14)	*
All Executive Officers and Directors as a Group	99,165,726		99.64%	821,708,406		99.52%

*	Indicates less than one percent of common stock.
(1)	Represents 48,229,629 shares of Class L common stock held by TPG Chinos, L.P., a Delaware limited partnership (“TPG Chinos”), and 12,045,998 shares of Class L common stock held by TPG Chinos Co-Invest, L.P., a Delaware limited partnership (“TPG Chinos Co-Invest”). TPG Advisors VI, Inc., a Delaware corporation (“TPG Advisors”), is the general partner of each of TPG Chinos and TPG Chinos Co-Invest. TPG Advisors may be deemed to have voting and dispositive power with respect to the 60,275,627 shares of Class L common stock held by TPG Chinos and TPG Chinos Co-Invest. TPG Advisors and TPG Capital L.P. expressly disclaim beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Act of 1934 and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. The business address of each of the TPG Chinos, TPG Chinos Co-Invest and TPG Advisors is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(2)	Represents 434,066,666 shares of Class A common stock held by TPG Chinos and 108,414,050 shares of Class A common stock held by TPG Chinos Co-Invest. TPG Advisors VI, Inc., a Delaware corporation (“TPG Advisors”), is the general partner of each of TPG Chinos and TPG Chinos Co-Invest. TPG Advisors may be deemed to have voting and dispositive power with respect to the 542,480,716 shares of Class A common stock held by TPG Chinos and TPG Chinos Co-Invest. TPG Advisors expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Act of 1934 and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. The business address of each of the TPG Chinos, TPG Chinos Co-Invest and TPG Advisors is c/o TPG Capital, L.P., 345 California Street, Suite 3300, San Francisco, CA 94104.
(3)

Represents 17,091,769 shares of Class L common stock held by Green Equity Investors V, L.P., a Delaware limited partnership (“GEI V”), 5,127,119 shares of Class L common stock held by Green Equity Investors Side V, L.P., a Delaware limited partnership (“GEI Side”) and 447,777 shares of Class L common stock held by LGP Chino Coinvest LLC, a Delaware limited Liability Company (“LGP Chino Coinvest” and, together with GEI V and GEI Side, the “LGP Funds”). GEI Capital V, LLC, a Delaware limited liability company (“GEI Capital”), is the general partner of each of GEI V and GEI Side. GEI Capital may be deemed to have voting and dispositive power with respect to the 22,218,888 shares of Class L common stock held by GEI V and GEI Side. GEI Capital expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3)

and Rule 13d-3 of the Securities Exchange Act of 1934 and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. Leonard Green & Partners, L.P., a Delaware limited partnership (“LGP”) is the manager of LGP Chino Coinvest and serves as the management company of GEI V and GEI Side. LGP may be deemed to have voting and dispositive power with respect to the 22,666,665 shares of Class L common stock held by the LGP Funds. LGP expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Act of 1934 and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. The business address of each of the LGP Funds and LGP is c/o Leonard Green & Partners, 11111 Santa Monica Boulevard Suite 2000, Los Angeles, CA 90025.

(4)	Represents 153,825,921 shares of Class A common stock held by GEI V, 46,144,078 shares of Class A common stock held by GEI Side and 4,030,000 shares of Class A common stock held by LGP Chino Coinvest. GEI Capital is the general partner of each of GEI V and GEI Side. GEI Capital may be deemed to have voting and dispositive power with respect to the 199,969,999 shares of Class A common stock held by GEI V and GEI Side. GEI Capital expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Act of 1934 and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. LGP is the manager of LGP Chino Coinvest and serves as the management company of GEI V and GEI Side. LGP may be deemed to have voting and dispositive power with respect to the 203,999,999 shares of Class A common stock held by the LGP Funds. LGP expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Act of 1934 and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein.
(5)	Mr. Coulter is a Director of TPG Advisors, Inc., and by virtue of this and the relationships described in Footnotes (1) and (2) above, may be deemed to share voting and dispositive power with respect to the 60,275,627 shares of Class L common stock and 542,480,716 shares of Class A common stock beneficially owned by the TPG Chinos and TPG Chinos Co-Invest. Mr. Coulter disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein. Ms. Wheeler does not have voting or dispositive power over any of the shares of common stock that may be deemed to be beneficially owned by TPG Advisors or TPG Capital, L.P. The business address of Mr. Coulter and Ms. Wheeler is c/o TPG Capital, L.P., 345 California Street, Suite 3300, San Francisco, CA 94104.
(6)	Represents 3,571,978 shares of Class L common stock held by The Drexler Family Revocable Trust, 1,878,555 shares of Class L common stock held by The Millard S. Drexler 2009 Grantor Retained Annuity Trust #1, 1,856,000 shares of Class L common stock held by The Millard S. Drexler 2009 Grantor Retained Annuity Trust #2 and 64,444 shares of Class L common stock held by Millard S. Drexler.
(7)	Represents 32,147,805 shares of Class A common stock held by The Drexler Family Revocable Trust, 16,907,000 shares of Class A common stock held by The Millard S. Drexler 2009 Grantor Retained Annuity Trust #1, 16,704,000 shares of Class A common stock held by The Millard S. Drexler 2009 Grantor Retained Annuity Trust #2 and 580,000 shares of Class A common stock held by Millard S. Drexler.
(8)	Mr. Danhakl is a Managing Partner of LGP, and by virtue of this and the relationships described in Footnotes (3) and (4) above, may be deemed to share voting and dispositive power with respect to the 22,666,665 shares of Class L common stock and 203,999,999 shares of Class A common stock beneficially owned by the LGP Funds. Mr. Danhakl disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein. The business address of Mr. Danhakl is c/o Leonard Green & Partners, 11111 Santa Monica Boulevard Suite 2000, Los Angeles, CA 90025.
(9)	Mr. Sokoloff is a Managing Partner of LGP, and by virtue of this and the relationships described in Footnote (3) and (4) above, may be deemed to share voting and dispositive power with respect to the 22,666,665 shares of Class L common stock and 203,999,999 shares of Class A common stock beneficially owned by the LGP Funds. Mr. Sokoloff disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein. The business address of Mr. Sokoloff is c/o Leonard Green & Partners, 11111 Santa Monica Boulevard Suite 2000, Los Angeles, CA 90025.

(10)	Includes 888,888 shares of Class A common stock that Ms. Markoe has the right to acquire within 60 days of March 7, 2011 upon the exercise of stock options at an exercise price of $0.25 per share.
(11)	Includes 444,444 shares of Class A common stock that Ms. Donnelly has the right to acquire within 60 days of March 7, 2011 upon the exercise of stock options at an exercise price of $0.25 per share.
(12)	Includes 3,555,555 shares of Class A common stock that Ms. Lyons has the right to acquire within 60 days of March 7, 2011 upon the exercise of stock options at an exercise price of $0.25 per share.
(13)	Includes 2,222,222 shares of Class A common stock that Mr. Scully has the right to acquire within 60 days of March 7, 2011 upon the exercise of stock options at an exercise price of $0.25 per share.
(14)	Includes 1,777,777 shares of Class A common stock that Ms. Wadle has the right to acquire within 60 days of March 7, 2011 upon the exercise of stock options at an exercise price of $0.25 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

University Village Leases

Stuart Sloan, who was a director until the effective date of the merger on March 7, 2011, is the President of UV, Inc., which is the general partner of University Village Limited Partnership (“UVLP”), the owner and operator of University Village Shopping Center (“UVSC”) in Seattle, Washington. Mr. Sloan’s sons are the beneficiaries of trusts that are limited partners of UVLP. We have entered into three separate lease agreements with UVLP for retail store locations at UVSC as follows: (i) in 2003, we began leasing a 7,400 square foot space for a J.Crew store (the “2003 Lease”), (ii) in 2008, we began leasing a 1,394 square foot space for a crewcuts store (the “2008 Lease”) and (iii) in September 2009, we began leasing a 3,381 square foot space for a Madewell store (the “2009 Lease”). The term of each lease is 10 years. We received allowances for tenant’s improvements from UVLP in the amount of $450,000, $69,700 and $100,000 for the 2003 Lease, the 2008 Lease and the 2009 Lease, respectively. Under the 2003 Lease, we pay base rent of $296,000 for years one through five and $326,000 for years six through 10. Under the 2008 Lease we pay base rent of $104,550 for years one through three, $111,520 for years four through seven and $118,490 for years eight through ten. Under the 2009 Lease we pay base rent of $202,860 for years one through five and $236,670 for years six through ten. Under each lease, we are also obligated to make contingent rent payments based on the store’s sales in excess of a specified threshold and to pay real estate taxes, insurance and certain common-area costs. We believe the terms of all three leases are consistent with arms-length negotiations.

Exchange and Registration Rights

On March 7, 2011, in connection with the issuance of 8.125% Senior Notes due 2019 (the “Notes”), Merger Sub entered into an Exchange and Registration Rights Agreement (the “Registration Rights Agreement”) with Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives for the several Purchasers (the “Initial Purchasers”) named in Schedule I to the Purchase Agreement (as defined in the Registration Rights Agreement). Concurrently with the consummation of the Acquisition, the Company and guarantors of the Notes entered into a Registration Rights Agreement Joinder pursuant to which the Company and the guarantors assumed all of the rights and obligations of Merger Sub under the Registration Rights Agreement (the “Registration Rights Agreement Joinder”). Pursuant to the terms of the Registration Rights Agreement, the Company and the guarantors agree to use commercially reasonable efforts to file a registration statement with respect to an offer to exchange the Notes for registered notes under the Securities Act of 1933, as amended (the “Securities Act”) within 270 days after March 7, 2011 and to use commercially reasonable efforts to have the registration statement declared effective by the SEC on or prior to 365 days after March 7, 2011. The Company and other guarantors have also agreed to use commercially reasonable efforts to file under the Securities Act a shelf registration statement for the resale of the Notes and guarantees if the exchange offer is not available or cannot be effected within such time. If the exchange offer is not completed or the shelf registration statement is not effective prior to March 7, 2012, additional interest on the Notes will accrue at a rate of 0.25% per annum for the first 90-day period and at a rate of 0.50% per annum thereafter until the registration obligations are fulfilled.

Stockholders Agreements

Effective upon the closing of the Acquisition, the Company entered into each of a Principal Investors Stockholders’ Agreement and a Management Stockholders’ Agreement with the Sponsors, certain parent companies of the Company (including Parent), certain other stockholders of Parent party thereto and, with respect to the Management Stockholders’ Agreement, certain members of management party thereto including but not limited to Mss. Donnelly, Lyons, Markoe and Wadle and Mr. Scully (collectively, the “Stockholders Agreements”). These agreements contain arrangements among the parties thereto with respect to the business and affairs of the Company and the ownership of securities of Parent, including with respect to election of the Company’s directors and the directors of its parent companies, restrictions on the issuance or transfer of interests in the Company and its parent entities and other corporate governance provisions (including the right to approve various corporate actions).

Pursuant to the Stockholders Agreements and as of the closing of the Acquisition, (i) the LGP Funds have the right to nominate, and have nominated, two directors to the Company’s Board of Directors, (ii) Millard S. Drexler has been nominated to the Board of Directors and will serve so long as he is the chief executive officer of the Company and (iii) TPG has the right to set the size of the Board of Directors and nominate the remaining directors. At the closing of the Acquisition, TPG nominated two directors to the Company’s Board of Directors such that the Board of Directors is currently comprised of five directors. Pursuant to the Amended and Restated Certificate of Incorporation of the Company as well as the Stockholders Agreements, each director nominated by TPG has four votes for purposes of any Board of Directors action and each other director has one vote for purposes of any Board of Directors action. All decisions of the Board of Directors require the approval of a majority of the voting power held by the directors appointed in accordance with the Stockholders Agreements. In addition, the Stockholders Agreements provide that certain significant transactions regarding the Company and its parent companies require the consent of the LGP Funds.

The Stockholders Agreements contain customary agreements with respect to restrictions on the issuance or transfer of shares of common stock in the Company and its parent entities, including preemptive rights, rights of first offer upon a disposition of shares, tag along rights and drag along rights.

The Principal Investors Stockholders Agreement contains customary demand and piggyback registration rights in favor of the Sponsors and the other stockholders party thereto. The Management Stockholders Agreement also contains call rights allowing Parent and, in certain circumstances, the Sponsors, to purchase shares of Parent held by members of management party thereto in the event of a termination of employment of such member of management.

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the Sponsors, and/or affiliates of the Sponsors if the Sponsors so choose (the “Managers”), pursuant to which the Managers will provide us with certain management services until December 31, 2021, with evergreen one year extensions thereafter. Pursuant to such agreement, upon the closing of the Transactions we expect that the Managers will receive a one-time transaction fee of $35 million to be allocated between the Managers as set forth in the management agreement and be reimbursed for all out-of-pocket expenses incurred by or on behalf of each Manager or their respective affiliates related to the Acquisition.

In addition, the management services agreement provides that the Managers will receive an aggregate annual retainer fee equal to the greater of 40 basis points of annual revenue and $8 million to be allocated between the Managers as set forth in the management agreement. The management services agreement provides that the Managers will be entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions equal to customary fees charged by internationally-recognized investment banks for serving as financial advisor in similar transactions. The management agreement also provides for reimbursement for out-of-pocket expenses incurred by the Managers or their designees after the consummation of the Transactions.

The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers, their designees and each of their respective affiliates. The management services agreement may be terminated by TPG, the board of Holdings or upon an initial public offering or change of control unless TPG determines otherwise. In the event the management services agreement is terminated, we expect to pay the Managers or their designees all unpaid fees plus the sum of the net present values of the aggregate annual retainer fees that would have been payable with respect to the period from the date of termination until the expiration date in effect immediately prior to such termination.

Indemnification of Directors and Officers; Directors’ and Officers’ Insurance

The current directors and officers of J.Crew and its subsidiaries are entitled under the Merger Agreement relating to the Acquisition to continued indemnification and insurance coverage.

Certain Charter and Bylaws Provisions

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions limiting directors’ obligations in respect of corporate opportunities. In addition, our amended and restated certificate of incorporation provides that Section 203 of the Delaware General Corporation Law will not apply to the Company. Section 203 restricts “business combinations” between a corporation and “interested stockholders,” generally defined as stockholders owning 15% or more of the voting stock of a corporation.

Private Aircraft

Mr. Drexler travels extensively for Company business, including for purposes of site visitations to the Company’s stores. For purposes of business efficiency, Mr. Drexler uses his private airplane. Mr. Drexler’s airplane is owned by an entity which he controls. We pay an established charter rate to a third-party commercial aircraft operator for business use of his airplane. Mr. Drexler also has a fractional interest in a helicopter and we reimburse him for business use of the helicopter at an established rate. The audit committee has reviewed the terms of these arrangements to ensure they are at, or below, market and in the best interests of the Company. During fiscal 2010, we paid $981,000 pursuant to these arrangements.

Review, Approval or Ratification of Transactions with Related Persons

The Board has adopted a written policy regarding the approval or ratification of all transactions required to be reported under the SEC’s rules regarding transactions with related persons. In accordance with this policy, the audit committee of the Board will evaluate each related person transaction for the purpose of recommending to the disinterested members of the Board that the transactions are fair, reasonable and within Company policy, and should be ratified and approved by the Board. At least semi-annually, management will provide the audit committee with information pertaining to related person transactions. The audit committee will consider each related person transaction in light of all relevant factors and the controls implemented to protect the interests of the Company and its stockholders. Relevant factors will include:

•	the benefits of the transaction to the Company;

•	the terms of the transaction and whether they are arm’s-length and in the ordinary course of the Company’s business;

•	the direct or indirect nature of the related person’s interest in the transaction;

•	the size and expected term of the transaction; and

•	other facts and circumstances that bear on the materiality of the related person transaction under applicable law and NYSE listing standards.

Approval by the Board of any related person transaction involving a director will also be made in accordance with applicable law and the Company’s organizational documents as from time to time in effect.

Where a vote of the disinterested directors is required, such vote will be called only following full disclosure to such directors of the facts and circumstances of the relevant related person transaction. Related person transactions entered into, but not approved or ratified as required by the Board’s policy, will be subject to termination by the Company (or any relevant subsidiary), if so directed by the audit committee or the Board, as applicable, taking into account such factors as such body deems appropriate and relevant.

DIRECTOR INDEPENDENCE

The Board serving prior to the closing of the Acquisition reviewed the relationships between the Company and each of its directors serving during the fiscal year ended January 29, 2011. Based on this review, the Board has determined that the following directors of the Company who served up until the consummation of the merger, comprising six of the nine members of the Board and all Board committee members, were independent under the NYSE listed company rules and applicable law: Mss. Casati and Reisman and Messrs. Coulter, House, Squeri and Weston.

Though not formally considered by our Board given that our securities are not traded on any national securities exchange after the closing of the Acquisition, because all of our directors, except Mr. Drexler, who is an employee of the Company, are employees of our Sponsors, none of our directors can be considered independent under the independence standards of the New York Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

During fiscal years 2010, 2009 and 2008, KPMG LLP served as our independent registered public accounting firm and in that capacity rendered an unqualified opinion on our consolidated financial statements as of and for the three years ended January 29, 2011.

The following table sets forth the aggregate fees billed or expected to be billed to us by our independent registered public accounting firm in each of the last two fiscal years:

	Fiscal 2010	Fiscal 2009
Audit Fees	$1,050,000	$1,015,000
Audit-Related Fees	35,000	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$1,085,000	$1,015,000

Audit Fees

These amounts represent fees billed or expected to be billed by KPMG LLP for professional services rendered for the audits of the Company’s annual financial statements for the fiscal years ended January 29, 2011 (“Fiscal 2010”) and January 30, 2010 (“Fiscal 2009”) and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

These amounts represent fees billed or expected to be billed by KPMG LLP for professional services rendered that were not included under “Audit Fees” above. Audit-Related Fees in Fiscal 2010 were related to discussions and consultations with respect to various technical accounting matters.

Tax Fees

None

All Other Fees

None

Auditor Independence

The audit committee has considered whether the provision of the above-noted services is compatible with maintaining the auditor’s independence and has determined that the provision of such services has not adversely affected the auditor’s independence.

Policy on Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services

The audit committee has established policies and procedures regarding the pre-approval of audit and other services that our independent auditor may perform for us. Under the policy, the audit committee has pre-approved the engagement of our independent auditors to perform any other work for us that is not an integral component of the audit services (“Non-Audit Services”) from time to time up to a maximum compensation amount of $20,000 per year, above which amount any additional Non-Audit Services and compensation payable therefore would be required to be approved in advance by the audit committee. Approval can be made by one or more members of the audit committee as designated by the audit committee and/or chairman of the audit committee.

The following is the report of the audit committee with respect to the Company’s audited financial statements for the fiscal year ended January 29, 2011. The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference.

The audit committee is governed by a written charter, which is available free of charge on the investor relations section of our website at www.jcrew.com or upon written request to the Secretary of the Company, J.Crew Group, Inc., 770 Broadway, New York, New York 10003. The audit committee held ten meetings in Fiscal 2010.

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

J.CREW GROUP, INC.

Date: March 21, 2011	By:	/S/ MILLARD DREXLER
Millard Drexler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 21, 2011.

Signature		Title

/S/ MILLARD DREXLER Millard Drexler		Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)

/S/ JAMES SCULLY James Scully		Chief Administrative Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

* James Coulter		Director

* John Danhakl		Director

* Jonathan Sokoloff		Director

* Carrie Wheeler		Director

*By:	/S/ JAMES SCULLY James Scully, Attorney-in-Fact

J.Crew Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J.Crew Group, Inc.:

We have audited the accompanying consolidated balance sheets of J.Crew Group, Inc. and subsidiaries (“Group”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 29, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Group as of January 29, 2010 and January 30, 2010 and the results of its operations and its cash flows for each of the years in the three-year period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Group’s internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 21, 2011 expressed an unqualified opinion on the effectiveness of Group’s internal control over financial reporting

/s/ KPMG LLP

New York, New York

March 21, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J.Crew Group, Inc.:

We have audited J.Crew Group, Inc. and subsidiaries’ (“Group”) internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Group maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 29, 2011, and our report dated March 21, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 21, 2011

J.CREW GROUP, INC.

Consolidated Balance Sheets

(in thousands, except shares)

	January 29, 2011	January 30, 2010
Assets
Cash and cash equivalents	$381,360	$298,107
Merchandise inventories	214,431	190,231
Prepaid expenses and other current assets	39,104	29,522
Prepaid income taxes	—	1,455

Total current assets	634,895	519,315

Property and equipment—at cost	367,893	348,584
Less accumulated depreciation and amortization	(170,683)	(153,969)

	197,210	194,615

Deferred income taxes, net	20,171	14,851
Other assets	7,890	9,777

Total assets	$860,166	$738,558

Liabilities and Stockholders’ Equity
Accounts payable	$147,083	$127,733
Other current liabilities	117,642	106,652
Income taxes payable	1,673	—
Deferred income taxes, net	4,277	958

Total current liabilities	270,675	235,343
Long-term debt	—	49,229
Deferred credits	67,665	67,646
Other liabilities	10,705	10,462

Total liabilities	349,045	362,680

Stockholders’ equity:
Common stock $.01 par value; authorized 200,000,000 shares; issued 65,262,679 and 65,069,863 shares; outstanding 63,909,780 and 63,778,998 shares	653	649
Additional paid-in capital	630,025	613,383
Accumulated deficit	(112,226)	(233,731)
Treasury stock, at cost (1,352,899 and 1,290,865 shares held)	(7,331)	(4,423)

Total stockholders’ equity	511,121	375,878

Total liabilities and stockholders’ equity	$860,166	$738,558

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Revenues:
Net sales	$1,683,470	$1,539,118	$1,383,200
Other	38,757	38,924	44,770

Total Revenues	1,722,227	1,578,042	1,427,970
Cost of goods sold, including buying and occupancy costs	975,230	882,385	872,547

Gross profit	746,997	695,657	555,423
Selling, general and administrative expenses	533,029	484,396	458,738

Income from operations	213,968	211,261	96,685
Interest expense-net of interest income of $284; $310 and $2,037	3,914	5,384	5,940

Income before income taxes	210,054	205,877	90,745
Provision for income taxes	88,549	82,517	36,628

Net income	$121,505	$123,360	$54,117

Net income per share:
Basic	$1.92	$1.97	$0.88

Diluted	$1.84	$1.91	$0.85

Weighted average shares outstanding:
Basic	63,395	62,583	61,687

Diluted	65,918	64,714	64,027

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders’ equity
	Shares	Amount
Balance as of February 2, 2008	62,823,940	$628	$554,127	$(411,208)	$(3,225)	$140,322
Net income	—	—	—	54,117	—	54,117
Issuance of restricted stock	14,994	—	—	—	—	—
Net settlement of vested restricted stock	—	—	—	—	(375)	(375)
Forfeiture of restricted stock	(56,131)	(1)	1	—	—	—
Stock based compensation	—	—	8,405	—	—	8,405
Issuance of common stock under ASPP	111,215	1	1,539	—	—	1,540
Exercise of stock options	897,572	9	7,430	—	—	7,439
Excess tax benefit from exercise of stock options	—	—	13,501	—	—	13,501

Balance as of January 31, 2009	63,791,590	637	585,003	(357,091)	(3,600)	224,949

Net income	—	—	—	123,360	—	123,360
Issuance of restricted stock	341,247	3	(3)	—	—	—
Net settlement of vested restricted stock	—	—	—	—	(823)	(823)
Forfeiture of restricted stock	(5,000)	—	—	—	—	—
Stock based compensation	—	—	12,770	—	—	12,770
Issuance of common stock under ASPP	132,389	1	1,732	—	—	1,733
Exercise of stock options	809,637	8	6,772	—	—	6,780
Excess tax benefit from exercise of stock options	—	—	7,109	—	—	7,109

Balance as of January 30, 2010	65,069,863	649	613,383	(233,731)	(4,423)	375,878

Net income	—	—	—	121,505	—	121,505
Issuance of restricted stock	151,365	2	(2)	—	—	—
Net settlement of vested restricted stock	—	—	—	—	(2,908)	(2,908)
Forfeiture of restricted stock	(257,483)	(2)	2	—	—	—
Stock based compensation	—	—	10,697	—	—	10,697
Issuance of common stock under ASPP	33,128	1	985	—	—	986
Exercise of stock options	265,806	3	4,604	—	—	4,607
Excess tax benefit from exercise of stock options	—	—	356	—	—	356

Balance as of January 29, 2011	65,262,679	$653	$630,025	$(112,226)	$(7,331)	$511,121

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Cash flows from operating activities:
Net income	$121,505	$123,360	$54,117
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization of property and equipment	49,756	51,765	44,143
Amortization of deferred financing costs	2,058	2,942	2,150
Deferred income taxes	(2,001)	(6,739)	12,993
Share based compensation	10,697	12,770	8,405
Excess tax benefit from share based compensation	(356)	(7,109)	(13,501)
Changes in operating assets and liabilities:
Merchandise inventories	(24,200)	(3,187)	(28,519)
Prepaid expenses and other current assets	(9,582)	5,404	(1,633)
Other assets	(171)	(963)	88
Accounts payable and other liabilities	30,359	24,608	17,132
Federal and state income taxes	3,727	29,503	(15)

Net cash provided by operating activities	181,792	232,354	95,360

Cash flow from investing activities:
Capital expenditures	(52,351)	(44,705)	(77,526)

Cash flow from financing activities:
Proceeds from share-based compensation plans	5,593	8,513	8,960
Excess tax benefit from share-based compensation	356	7,109	13,501
Repayments and redemption of long-term debt	(49,229)	(50,771)	(25,000)
Repurchase of common stock	(2,908)	(823)	(375)

Net cash used in financing activities	(46,188)	(35,972)	(2,914)

Increase in cash and cash equivalents:	83,253	151,677	14,920
Cash and cash equivalents at beginning of year	298,107	146,430	131,510

Cash and cash equivalents at end of year	$381,360	$298,107	$146,430

Supplemental cash flow information:
Income taxes paid	$87,157	$69,053	$32,492

Interest paid	$1,105	$2,051	$5,199

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

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

(c) Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years 2010, 2009 and 2008 ended on January 29, 2011, January 30, 2010 and January 31, 2009, respectively, and consisted of 52 weeks.

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

Other revenues include the estimated amount of unredeemed gift card liability based on Company specific historical trends, which amounted to $3,130, $2,931 and $2,954 in fiscal years 2010, 2009 and 2008, respectively.

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

(g) Advertising and Catalog Costs

Direct response advertising, which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. Amortization of capitalized advertising costs is computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which is approximately two months. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 29, 2011 and January 30, 2010 were $7,584 and $5,403 respectively. Catalog costs, which are reflected in selling, general and administrative expenses, for the fiscal years 2010, 2009 and 2008, were $41,859, $42,111 and $51,746 respectively.

All other advertising costs, which are expensed as incurred, for the fiscal years 2010, 2009 and 2008 were $18,802, $14,700 and $8,763, respectively.

(h) Deferred Rent and Lease Incentives

Rental payments under operating leases are charged to expense on a straight-line basis after consideration of rent holidays, step rent provisions and escalation clauses. Differences between rental expense and actual rental payments are recorded as deferred rent and included in deferred credits. Rent expense is recognized from the date of possession.

The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $39,311 and $42,110 at January 29, 2011 and January 30, 2010, respectively.

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

(k) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. Charges for impairment for the fiscal years 2010, 2009 and 2008 were $535, $2,704 and $2,652, respectively.

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

(n) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $365,691 and $282,078 at January 29, 2011 and January 30, 2010, respectively, are stated at cost, which approximates market value.

(o) Operating Expenses

Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations and all shipping and handling and delivery costs associated with our Direct business.

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, administrative payroll, store expenses other than occupancy costs, depreciation and amortization, certain warehousing expenses (aggregating to $26,932, $24,661, and $30,343 for fiscal years 2010, 2009, and 2008, respectively) and credit card fees.

(p) Debt Issuance Costs

Debt issuance costs (included in other assets) are amortized over the term of the related debt agreements and are included in interest expense-net.

(q) Store Pre-opening Costs

Costs associated with the opening of new stores are expensed as incurred.

(r) Income per Share

Basic net income per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Common shares outstanding included common stock and restricted stock shares for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share includes the determinants of basic income per share and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock shares for which future service is required as a condition to the delivery of the underlying common stock.

(s) Reclassification

Certain prior year amounts have been reclassified to conform with current year’s presentation.

2. Share Based Compensation

At January 29, 2011, the Company has five share-based compensation plans, which are described below:

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

In June 2010, the Stockholders of Group approved an amendment the 2008 Plan to increase the number of shares reserved for issuance by 3,000,000 shares.

The adoption of the 2008 Plan replaced the 1997 Plan, the 2003 Plan, and the 2005 Plan and as a result, the 2008 Plan is the only plan for issuing all new equity-based incentive awards. While the 1997 Plan, the 2003 Plan, and the 2005 Plan remain in place to govern existing awards, they are frozen as to future awards.

Accounting for Share-Based Payments

The fair value of employee share-based awards, including stock options, time and performance based restricted stock, and associate stock purchase plans, is recognized as compensation expense on a straight line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividend yield. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. Total share based compensation expense was $10.7 million, $12.8 million and $8.4 million for fiscal 2010, 2009, and 2008, respectively.

The fair value of stock options was estimated at the date of grant using an option pricing model with the following weighted average assumptions:

Option Valuation Assumptions	2010(4)	2009(5)	2008(5)
Risk-free interest rates(1)	1.5%	1.7%	3.1%
Dividend yield	—	—	—
Expected volatility(2)	59.9%	62.4%	44.7%
Weighted-average expected term(3) (in years)	5.0	5.0	5.1

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	In 2006, volatility was based on average volatility of stock prices of companies in a peer group analysis. Beginning in July 2007, the first anniversary of the Company’s initial public offering, volatility has been based on the historical volatility of the Company’s stock price, implied volatility of publicly traded options on the Company’s stock and the average volatility of the stock prices of a peer group.
(3)	Represents the period of time options are expected to be outstanding.
(4)	Assumptions utilized primarily in a Monte Carlo simulation to value options that have a ceiling which results in a stock-settled automatic exercise if the fair market value of our Common Stock reaches or exceeds a specified level.
(5)	Assumptions utilized in the Black-Scholes option pricing model.

As of January 29, 2011, there was $31.0 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 3.3 years. The weighted-average grant-date fair value of options granted was $14.71, $9.31 and $12.18 for fiscal 2010, 2009 and 2008, respectively. The aggregate intrinsic value of stock options exercised was $6.1 million, $20.0 million and $30.4 million for fiscal 2010, 2009 and 2008, respectively.

The following table summarizes stock option activity for fiscal 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 30, 2010	7,977	$16.73
Granted	1,157	$35.25
Exercised	(265)	$17.33
Forfeited	(475)	$28.21

Outstanding at January 29, 2011	8,394	$18.62	4.0	$208.6

Exercisable at January 29, 2011	5,217	$12.27	3.3	$162.9

Expected to vest at January 29, 2011	2,891	$29.05	5.3	$41.6

The following table summarizes information about unvested options for fiscal 2010:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at January 30, 2010	3,247	$12.01
Granted	1,157	$14.71
Vested	(756)	$11.73
Forfeited	(471)	$12.12

Unvested at January 29, 2011	3,177	$12.02

The following table summarizes information about stock options outstanding as of January 29, 2011:

	Outstanding		Weighted Average Remaining Contractual Term (in years)	Exercisable
Exercise Price Range	Number of options	Weighted Average Exercise price		Number of options	Weighted Average Exercise price
	(in thousands)			(in thousands)
$3.53 – $4.41	718	$3.53	2.4	718	$3.53
$5.17 – $10.76	1,927	$7.64	3.3	1,927	$7.64
$11.58 – $18.19	2,821	$14.16	2.2	1,925	$13.24
$20.00 – $55.72	2,928	$33.83	5.0	647	$32.83

$3.53 – $55.72	8,394	$18.62	4.0	5,217	$12.27

The Company issues new shares upon the exercise of stock options. Cash received from share based compensation plans was $5.6 million, $8.5 million and $9.0 million for fiscal 2010, 2009 and 2008, respectively.

Certain employees and directors have been awarded restricted stock, which vests over a period of two to five years, under the 2003 Plan, 2005 Plan, and the 2008 Plan. Compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense associated with restricted stock was $3.8 million, $3.7 million, and $1.9 million for fiscal 2010, 2009 and 2008 respectively. As of January 29, 2011, there was $5.8 million of unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over the remaining weighted-average vesting period of 2.0 years. The total intrinsic value of restricted shares vested during fiscal 2010, 2009 and 2008 was $7.2 million, $4.5 million, and $7.0 million, respectively.

In 2007, the Company granted market based restricted stock that vests if a certain predefined shareholder return threshold is met within a set performance period from the grant date. The fair value of market based awards was estimated at the date of grant using a Monte Carlo Simulation valuation model with the following weighted average assumptions:

Risk-free interest rates(1)	4.4%
Dividend yield	—
Expected volatility(2)	41.2%
Weighted-average performance period (in years)	3

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	In 2006, volatility was based on average volatility of stock prices of companies in a peer group analysis. Beginning in July 2007, the first anniversary of the Company’s initial public offering, volatility has been based on the historical volatility of the Company’s stock price, implied volatility of publicly traded options on the Company’s stock and the average volatility of the stock prices of a peer group.

The following table summarizes restricted share activity for fiscal 2010:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Outstanding at January 30, 2010	598	$20.64
Granted	151	$36.85
Vested	(180)	$18.16
Forfeited	(257)	$22.84

Outstanding at January 29, 2011	312	$28.56

Shares available for the issuance of stock options or other stock based awards under our share-based compensation plans were 2,170,732 at January 29, 2011.

3. Property and Equipment

Property and equipment, net consists of:

	January 29, 2011	January 30, 2010
Land	$1,710	$1,710
Buildings and improvements	12,867	12,781
Fixtures and equipment	126,141	109,820
Leasehold improvements	207,531	210,518
Construction in progress	19,644	13,755

	367,893	348,584
Less accumulated depreciation and amortization	(170,683)	(153,969)

	$197,210	$194,615

4. Other Current Liabilities

Other current liabilities consist of:

	January 29, 2011	January 30, 2010
Customer liabilities	$33,557	$32,974
Reserve for litigation settlement(1)	10,000	—
Taxes, other than income taxes	5,852	6,770
Accrued occupancy	2,893	2,793
Reserve for sales returns	8,781	8,300
Accrued compensation	10,683	19,012
Other(2)	45,876	36,803

	$117,642	$106,652

(1)	See note 15, “Subsequent Events – Litigation”, for more information regarding the reserve for litigation settlement.
(2)	Includes $10.0 million of accruals for Transaction costs. See note 15, “Subsequent Events – Acquisition” for more information.

5. Financing Arrangements

Amended and Restated Credit Agreement (Terminated in Connection with the Acquisition)

On May 4, 2007, Group and certain of its subsidiaries, as guarantors, and Operating and certain of its subsidiaries, as borrowers, entered into that certain amended and restated credit agreement with Citicorp USA, Inc. (“Citicorp”), as administrative agent, Citicorp, as collateral agent, and Bank of America, N.A. and Wachovia Bank, National Association, as syndication agents (the “Existing Credit Facility”).

The Existing Credit Facility provided for revolving loans and letters of credit of up to $200 million at floating interest rates based on the base rate, as defined, plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.0% to 1.25%. The margin was based upon quarterly excess availability levels specified in the Existing Credit Facility. The total amount of availability was limited to the sum of: (a) 100% of qualified cash, (b) 90% of eligible receivables, (c) the lesser of 90% of eligible inventory and 92.5% of the net recovery percentage of inventories (as determined by periodic inventory appraisals) for the period August 1 through December 31, or 90% of the net recovery percentage of inventories for the period January 1 through July 31, (d) 65% of the fair market value of eligible real estate, and (e) less any reserves established by Citicorp. The Existing Credit Facility would have expired on May 4, 2013.

There were no short-term borrowings under the Existing Credit Facility at January 29, 2011. There were no borrowings outstanding under the Existing Credit Facility during fiscal 2010, 2009 or 2008. Outstanding standby letters of credit were $4.3 million and excess availability, as defined, under the Existing Credit Facility was $195.7 million at January 29, 2011.

On March 7, 2011, in connection with the consummation of the Acquisition, Operating made a voluntary prepayment of $0.1 million representing all amounts outstanding under the Existing Credit Facility and the Existing Credit Facility was terminated in accordance with its terms. The standby letters of credit outstanding under the Existing Credit Facility were deemed issued under the ABL Facility as of March 7, 2011.

Demand Letter of Credit Facility

On October 31, 2007, Operating entered into an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $14.6 million and availability was $20.4 million at January 29, 2011 under this facility.

New Senior Credit Facilities

ABL Facility

In connection with the Acquisition, on March 7, 2011, the Company entered into the ABL Facility, governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $250 million (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The borrowing base at any time will equal the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus, 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for borrowings on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. The Company did not draw on our ABL Facility at the closing of the Transactions. The principal amount outstanding under the ABL Facility is due and payable in full on the fifth anniversary of the closing date.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at Group’s option, any of the following, plus, in each case, an applicable margin: (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; (b) in the case of borrowings in U.S. dollars or in Euros a LIBOR rate determined by reference to the costs of funds for deposits in the relevant currency for the interest period relevant to such borrowing adjusted for certain additional costs; (c) in the case of borrowings in Canadian dollars, the average offered rate for Canadian dollar bankers’ acceptances having an identical term of the applicable borrowing; and (d) in the case of borrowings in Canadian dollars, a fluctuating rate determined by reference to the higher of (1) the average offered rate for 30 day Canadian dollar bankers’ acceptances plus 0.50% and (2) the prime rate of Bank of America, N.A. for loans in Canadian dollars. The applicable margin for borrowings under the ABL Facility varies based on Group’s average historical excess availability from 1.25% to 1.75% with respect to base rate borrowings and borrowings in Canadian dollars bearing interest at the rate described in the immediately preceding clause (d), and from 2.25% to 2.75% with respect to LIBOR borrowings and borrowings in Canadian dollars bearing interest at the rate described in the immediately preceding clause (c).

All obligations under the ABL Facility are unconditionally guaranteed by Group’s immediate parent and certain of Group’s existing and future wholly owned domestic subsidiaries and are secured, subject to certain exceptions, by substantially all of Group’s assets and the assets of Group’s immediate parent and Group’s subsidiaries that have guaranteed the ABL Facility (referred to herein as the subsidiary guarantors), including, in each case subject to customary exceptions and exclusions:

•

a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, deposit accounts (other than any designated deposit accounts containing solely the proceeds of collateral with respect to which the obligations under the ABL Facility have only a second-priority security interest), securities accounts, commodities accounts and certain assets related to the foregoing and, in each case, proceeds thereof (such property, the “Current Asset Collateral”);

•

a second-priority pledge of all of Group’s capital stock directly held by Group’s immediate parent and a second priority pledge of all of the capital stock directly held by Group and any subsidiary guarantors (which pledge, in the case of the capital stock of each (a) domestic subsidiary that is directly owned by Group or by any subsidiary guarantor and that is a disregarded entity for United States Federal income tax purposes substantially all of the assets of which consist of equity interests in one or more foreign subsidiaries or (b) foreign subsidiary, is limited to 65% of the stock of such subsidiary); and

•	a second-priority security interest in substantially all other tangible and intangible assets, including substantially all of the Company’s owned real property and intellectual property.

The ABL Facility includes restrictions on Group’s ability and the ability of certain of its subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company. In addition, from the time when Group has excess availability under the ABL Facility less than the greater of (a) 12.5% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $25 million, until the time when Group has excess availability under the ABL Facility equal to or greater than the greater of (a) 12.5% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $25 million for 30 consecutive days, the credit agreement governing the ABL Facility requires Group to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) tested on the last day of each fiscal quarter of at least 1.0 to 1.0.

Although Group’s immediate parent is not generally subject to the negative covenants under the ABL Facility, such parent is subject to a holding company covenant that will limit its ability to engage in certain activities.

The credit agreement governing the ABL Facility additionally contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs under the ABL Facility, the lenders may declare all amounts outstanding under the ABL Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the ABL Facility to be sold.

Term Loan Facility

In connection with the Acquisition, on March 7, 2011, the Company entered into the Term Loan Facility, governed by a term loan credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $1,200 million (which may be increased by up to $275 million in certain circumstances). The Company is required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loans made on the closing date, with the balance due on the seventh anniversary of the closing date.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at Group’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 1.25%. The applicable margin for borrowings under the Term Loan Facility varies based upon Group’s senior secured net leverage ratio from 2.25% to 2.50% with respect to base rate borrowings and from 3.25% to 3.50% with respect to LIBOR borrowings.

All obligations under the Term Loan Facility are unconditionally guaranteed by Group’s immediate parent and certain of Group’s existing and future wholly owned domestic subsidiaries and are secured, subject to certain exceptions, by substantially all of Group’s assets and the assets of Group’s immediate parent and Group’s subsidiary guarantors, including, in each case subject to customary exceptions and exclusions:

•

a first-priority pledge of all of Group’s capital stock directly held by Group’s immediate parent and a first-priority pledge of all of the capital stock directly held by Group and Group’s subsidiary guarantors (which pledge, in the case of the capital stock of each (a) domestic subsidiary that is directly owned by Group or by any subsidiary guarantor and that is a disregarded entity for United States Federal income tax purposes substantially all of the assets of which consist of equity interests in one or more foreign subsidiaries or (b) foreign subsidiary, is limited to 65% of the stock of such subsidiary);

•

a first-priority security interest in substantially all of Group’s immediate parent’s, Group’s and the subsidiary guarantor’s other tangible and intangible assets (other than the assets described in the following bullet point), including substantially all of the Company’s real property and intellectual property, and designated deposit accounts containing solely the proceeds of collateral with respect to which the obligations under the Term Loan Facility have a first-priority security interest; and

•	a second-priority security interest in Current Asset Collateral.

The Term Loan Facility includes restrictions on Group’s ability and the ability of Group’s immediate parent and certain of Group’s subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company.

The credit agreement governing the Term Loan Facility does not require Company to comply with any financial maintenance covenants but additionally contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs under the Term

Loan Facility, the lenders may declare all amounts outstanding under the Term Loan Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the Term Loan Facility to be sold.

8.125% Senior Notes due 2019

On March 7, 2011, Group (as successor by merger to Merger Sub) issued $400 million in principal amount of Notes. The Notes bear interest at a rate of 8.125% per annum, and interest is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2011. The Notes mature on March 1, 2019.

Subject to certain exceptions, the Notes are guaranteed on a senior unsecured basis by each of Group’s current and future wholly owned domestic restricted subsidiaries (and non-wholly owned restricted subsidiaries if such non-wholly owned restricted subsidiaries guarantee Group’s or another guarantor’s other capital market debt securities) that is a guarantor of Group’s or another guarantor’s debt, including the Senior Credit Facilities. The Notes are Group’s senior unsecured obligations and rank equally in right of payment with all of its existing and future indebtedness that is not expressly subordinated in right of payment thereto. The Notes will be senior in right of payment to any future indebtedness that is expressly subordinated in right of payment thereto and effectively junior to (a) Group’s existing and future secured indebtedness, including the ABL Facility and Term Loan Facility described above, to the extent of the value of the collateral securing such indebtedness and (b) all existing and future liabilities of Group’s non-guarantor subsidiaries.

The indenture governing the Notes contains certain customary representations and warranties, provisions relating to events of default and covenants, including restrictions on Group’s and certain of its subsidiaries’ ability to, among other things incur or guarantee indebtedness; pay dividends on, redeem or repurchase our capital stock; make investments; issue certain preferred equity; create liens; enter into transactions with the Company’s affiliates; designate Group’s subsidiaries as Unrestricted Subsidiaries (as defined in the indenture); and consolidate, merge, or transfer all or substantially all of the Company’s assets. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants, excluding without limitation those relating to transactions with the Company’s affiliates and consolidation, merger, or transfer of all or substantially all of the Company’s assets, will be suspended during any period of time that (1) the Notes have Investment Grade Ratings (as defined in the indenture) from both Moody’s Investors Service, Inc. and Standard & Poor’s and (2) no default has occurred and is continuing under the indenture. In the event that the Notes are downgraded to below an Investment Grade Rating, Group and certain subsidiaries will again be subject to the suspended covenants with respect to future events.

6. Long-Term Debt

Long-term debt consisted of the following:

	January 29, 2011	January 30, 2010
Term Loan	$—	$49,229
Less current portion	—	—

Long-term debt	$—	$49,229

On August 31, 2010, J.Crew Operating Corp. (“Operating”) made a voluntary prepayment of $49.2 million representing the remaining principal amount outstanding under a Credit and Guaranty Agreement (the “Prior Term Loan”) that Operating, as borrower, J.Crew Group, Inc. and certain of Operating’s direct and indirect subsidiaries, as guarantors, entered into on May 15, 2006. In conjunction with the voluntary prepayment, the Company recorded a non-cash charge of $1.4 million to interest expense in the third quarter of fiscal 2010 representing the write off of the remaining unamortized deferred financing costs incurred on the Prior Term Loan.

7. Income per Share

The calculation of basic net income per share and diluted net income per share is presented below:

	2010	2009	2008
	($ in thousands, except per share amounts)
Net income	$121,505	$123,360	$54,117

Income per Share:
Basic	$1.92	$1.97	$0.88

Diluted	$1.84	$1.91	$0.85

Weighted average common shares outstanding:
Basic	63,395	62,583	61,687

Diluted	65,918	64,714	64,027

The number of potentially dilutive securities excluded from the calculation of diluted earnings per share were as follows:

	2010	2009	2008
	(amounts in thousands)
Stock options	1,727	2,116	2,225
Unvested shares of restricted stock	28	5	18

	1,755	2,121	2,243

8. Commitments and Contingencies

(a) Operating Leases

As of January 29, 2011, the Company was obligated under various long-term operating leases for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals.

These operating leases expire on varying dates through 2023. At January 29, 2011 aggregate minimum rentals are as follows:

Fiscal year	Amount
2011	$102,019
2012	$95,538
2013	$84,793
2014	$78,859
2015	$75,721
Thereafter	$242,349

Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

Rent expense for fiscal 2010, 2009 and 2008 was $93,619, $85,771 and $74,922 respectively, including contingent rent, based on store sales, of $5,306, $4,305 and $4,070, respectively.

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

In connection with the Acquisition, purported class action complaints were filed against the Company. See note 15, “Subsequent Events – Litigation,” for more information regarding these legal proceedings.

9. Employee Benefit Plan

The Company has a 401(K) Savings Plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company’s contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the 401(K) Savings Plan were $3,352, $962 and $3,019 for fiscal 2010, 2009 and 2008, respectively. The decrease in contributions in fiscal 2009 was due to the Company suspending its 401(k) Savings Plan matching contribution from April 2009 through December 2009.

10. License Agreement

The Company had a licensing agreement through January 2009 with Itochu Corporation, a Japanese trading company. The agreement permitted Itochu to distribute J.Crew merchandise in Japan. The Company earned royalty payments under the agreement based on the sales of its merchandise.

11. Other Revenues

Other revenues consist of the following:

	2010	2009	2008
Shipping and handling fees	$34,090	$35,887	$39,368
Royalties	—	—	1,656
Other	4,667	3,037	3,746

	$38,757	$38,924	$44,770

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

Financial Assets and Liabilities

The Company did not have any financial assets or liabilities as of January 29, 2011 or January 30, 2010 that are measured in the financial statements at fair value on a recurring basis.

The Company did not have any long-term debt outstanding on January 29, 2011. The fair value of the Company’s long-term debt on January 30, 2010 was estimated to be approximately $47,260 based on quoted market prices of the debt (level 1 inputs). The carrying amount of the Prior Term Loan on January 30, 2010 was $49,229. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

Non-financial Assets and Liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of January 29, 2011 or January 30, 2010 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	2010	2009	2008
Carrying value of certain long-lived assets written down to fair value	$535	$2,704	$2,652

Impairment charge(1)	$535	$2,704	$2,652

(1)	Impairment charge in fiscal 2010 is a result of flooding of a factory store, which is temporarily closed.

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

The following table summarizes the components of the provision for income taxes:

	Years Ended
(Dollars in millions)	January 29, 2011	January 30, 2010	January 31, 2009
Current:
Federal	$73.3	$68.5	$19.0
State and local	17.2	20.8	4.6

	90.5	89.3	23.6

Deferred:
Federal	(0.7)	(6.6)	12.9
State and local	(1.3)	(0.1)	0.1

	(2.0)	(6.7)	13.0

Total	$88.5	$82.6	$36.6

The following table summarizes the principal reasons for the difference between the effective tax and the U.S. federal statutory income tax rate:

	Years Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	5.0	5.9	5.9
Non-deductible Transaction costs	2.5	—	—
Other	(0.3)	(0.8)	(0.5)

Effective tax rate	42.2%	40.1%	40.4%

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are as follows:

(Dollars in millions)	January 29, 2011	January 30, 2010
Deferred tax assets:
Rent	$22.2	$19.7
Reserve for sales returns	3.5	3.3
Share-based payments	9.9	10.9
State taxes and interest	2.5	2.4
Other	7.0	3.4

	45.1	39.7
Deferred tax liabilities:
Prepaid catalog and other prepaid expenses	(10.6)	(8.7)
Difference in book and tax basis for property and equipment	(18.6)	(17.1)

	(29.2)	(25.8)

Net deferred income tax assets	$15.9	$13.9

Amounts included in consolidated balance sheets:
Non-current assets	$20.2	$14.8
Current liabilities	(4.3)	(0.9)

	$15.9	$13.9

Management believes that the net deferred tax asset balance of $15.9 million as of January 29, 2011 is more likely than not to be realized.

As of January 29, 2011, the Company has $10.7 million in liabilities associated with uncertain tax positions (including interest and penalties of $1.2 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $7.5 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

A reconciliation of unrecognized tax benefits is as follows:

(Dollars in millions)	Fiscal 2010	Fiscal 2009
Balance at beginning of fiscal year	$9.7	$6.2
Additions for tax positions taken during current year	2.4	4.5
Reductions for tax positions taken during prior years	(0.2)	(0.2)
Settlements	(0.3)	(0.4)
Expirations of statutes of limitations	(2.1)	(0.4)

Balance at end of fiscal year	$9.5	$9.7

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

15. Subsequent Events

Acquisition

On November 23, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chinos Holdings, Inc., a Delaware corporation (“Parent”), and Chinos Acquisition Corporation (“Merger Sub”), a Delaware Corporation, as amended by Amendment No. 1 to the Merger Agreement on January 18, 2011. At a special meeting of shareholders held in March 1, 2011, our shareholders voted to approve the Acquisition, and Parent acquired us on March 7, 2011 through a reverse subsidiary merger with J. Crew Group, Inc. being the surviving company. Subsequent to the Acquisition, Group became an indirectly wholly owned subsidiary of Parent, which is controlled by affiliates of the Sponsors, co-investors and members of our management. Prior to March 7, 2011, the Company operated as a public company with common stock traded on the New York Stock Exchange.

In connection with the Acquisition, on March 7, 2011, (i) the Company entered into the ABL Facility, governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent, Goldman Sachs Bank USA, as syndication agent, HSBC Bank USA, N.A., Suntrust Bank and Wells Fargo Capital Finance, LLC, as co-documentation agents, Merrill Lynch, Pierce, Fenner and Smith Incorporated and Goldman Sachs Bank USA, as arrangers and as joint bookrunners, that provides senior secured financing of $250 million (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation, (ii) the Company entered into the Term Loan Facility, governed by a term loan credit agreement with Bank of America, N.A., as administrative agent, Goldman Sachs Bank USA, as syndication agent, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner and Smith Incorporated and Goldman Sachs Bank USA, as joint lead arrangers and as joint bookrunners that provides senior secured financing of $1,200 million (which may be increased by up to $275 million in certain circumstances) and (iii) Merger Sub, as the initial issuer, and Wells Fargo Bank, National Association, as trustee (the “Trustee”), executed an indenture pursuant to which $400 million in aggregate principal amount of 8.125% Senior Notes due 2019, or the Notes, were issued (the “initial indenture”) and on March 7, 2011, Group, the guarantors party thereto and the Trustee executed a supplemental indenture (the “supplemental indenture” and together with the initial indenture, the “indenture”) pursuant to which J.Crew Group, Inc. assumed the obligations of Merger Sub under the Notes on a senior basis.

The Acquisition will be accounted for as a purchase business combination. The Company has not yet finalized the purchase accounting for the Acquisition as it is not practicable due to the proximity of the closing date of the merger to the date these financial statements are issued. The Company expects that a significant portion of the purchase price of approximately $3.1 billion will be allocated to Acquisition-related intangible assets and goodwill, which are preliminarily estimated to be $1.1 billion and $1.8 billion, respectively. A final valuation will be obtained after the completion of the Acquisition. The results of the final allocation of purchase price could be materially different than the Company’s preliminary estimate.

Litigation

In connection with the Acquisition, between November 24, 2010 and December 16, 2010, sixteen purported class action complaints were filed against some or all of the following: the Company, certain officers of the Company, members of the Company’s Board of Directors, Holdings, the Issuer, TPG, TPG Fund VI and LGP. The plaintiffs in each of these complaints allege, among other things, (1) that certain officers of the Company and members of the Company’s Board breached their fiduciary duties to the Company’s public stockholders by authorizing the Acquisition for inadequate consideration and pursuant to an inadequate process, and (2) that the Company, TPG and LGP aided and abetted the other defendants’ alleged breaches of fiduciary duty. The purported class action complaints sought, among other things, an order enjoining the consummation of the Acquisition or an order rescinding the Acquisition and an award of compensatory damages.

Although the Company, the Company’s Board, TPG, and LGP have entered into a memorandum of understanding to settle the actions filed in Delaware, they believe that the claims asserted in that action, as well as the claims asserted in New York and Federally, are without merit and intend to defend against the actions vigorously. The Company has notified its insurers of the actions and believes that any and all costs, expenses, and/or losses associated with the lawsuits are covered by its applicable insurance policies. The Company has recorded a reserve for litigation settlement of $10 million in the consolidated financial statements as of and for the fiscal year ended January 29, 2011.

16. Quarterly Financial Information (Unaudited)

Summarized quarterly financial results for fiscal 2010 and fiscal 2009 follow:

(in thousands, except share related amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010
Total revenues	$413,879	$407,519	$429,329	$471,500
Gross profit	202,598	181,552	186,621	176,225
Net income	$44,726	$34,909	$37,833	$4,037
Income per share:
Basic	$0.71	$0.55	$0.60	$0.06
Diluted	$0.68	$0.53	$0.58	$0.06
Weighted average common shares outstanding:
Basic	63,237	63,242	63,512	63,589
Diluted	66,053	65,917	65,741	66,178

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2009
Total revenues	$345,770	$357,555	$414,109	$460,608
Gross profit	145,937	147,228	200,427	202,067
Net income	$20,445	$18,610	$43,869	$40,436
Income per share:
Basic	$0.33	$0.30	$0.70	$0.64
Diluted	$0.32	$0.29	$0.67	$0.61
Weighted average common shares outstanding:
Basic	62,130	62,323	62,775	63,085
Diluted	63,319	64,326	65,223	65,882

The sum of the quarterly income per share may not equal the full year amount as the computations of the weighted average common shares outstanding for basic and diluted shares outstanding for each quarter and the full year are performed independently.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Cost and Expenses(a)	Charged to other Accounts	Deductions(a)	Ending Balance
	(in thousands)
Inventory reserve
(deducted from merchandise inventories)
Year ended:
January 29, 2011	$7,087	$—	$—	$584	$6,503
January 30, 2010	8,913	—	—	1,826	7,087
January 31, 2009	7,966	947	—	—	8,913

Allowance for sales returns
(included in other current liabilities)
Year ended:
January 29, 2011	$8,300	$481	$—	$—	$8,781
January 30, 2010	5,942	2,358	—	—	8,300
January 31, 2009	7,140	—	—	1,198	5,942

(a)	The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period, inventory write-downs and sales returns are charged to the statement of operations as incurred.

EXHIBIT INDEX

Exhibit No.	Document
2.1	Agreement and Plan of Merger, dated November 23, 2010, by and among J.Crew Group, Inc., Chinos Holdings, Inc. and Chinos Acquisitions Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on November 26, 2010.

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated November 23, 2010, by and among J.Crew Group, Inc., Chinos Holdings, Inc. and Chinos Acquisitions Corporation, dated January 18, 2011. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on January 18, 2011.

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Senior Notes Indenture, dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., and Wells Fargo Bank, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 10, 2011.

4.2	Supplemental Indenture, dated as of March 7, 2011 among J.Crew Group, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 10, 2011.

4.3	Form of 8.125% Senior Notes due 2019. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on March 10, 2011.

4.4	Exchange and Registration Rights Agreement, dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Purchasers named therein. Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on March 10, 2011.

4.5	Registration Rights Agreement Joinder, dated as of March 7, 2011 among J.Crew Group, Inc., the Guarantors named therein and Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Purchasers named therein. Incorporated by reference to Exhibit 4.5 to the Form 8-K filed on March 10, 2011.

Material Contracts

10.1	Credit Agreement dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., with J.Crew Group, Inc. surviving such merger as the Borrower, Chinos Intermediate Holdings B, Inc., as Holdings, Bank of America, N.A., as Administrative Agent and Issuer, and the other Lenders and Issuers party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 10, 2011.

10.2	Credit Agreement dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., with J.Crew Group, Inc. surviving such merger as the Borrower, Chinos Intermediate Holdings B, Inc. as Holdings, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 10, 2011.

10.3	Security Agreement dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., with J.Crew Group, Inc. surviving such merger as the Borrower, Chinos Intermediate Holdings B, Inc., as Holdings, the subsidiary guarantors party thereto from time to time, and Bank of America, N.A., as Collateral Agent under the ABL Facility. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 10, 2011.

Exhibit No.	Document
10.4	Security Agreement dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., with J.Crew Group, Inc. surviving such merger as the Borrower, Chinos Intermediate Holdings B, Inc., as Holdings, the subsidiary guarantors party thereto from time to time, and Bank of America, N.A., as Collateral Agent under the Term Loan Facility. Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 10, 2011.
10.5	Guaranty dated as of March 7, 2011 among Chinos Intermediate Holdings B, Inc., as Holdings, the other guarantors party hereto from time to time, and Bank of America, N.A., as Administrative Agent and Collateral Agent under the ABL Facility. Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 10, 2011.
10.6	Guaranty dated as of March 7, 2011 among Chinos Intermediate Holdings B, Inc., as Holdings, the other guarantors party hereto from time to time, and Bank of America, N.A., as the Administrative Agent and Collateral Agent under the Term Loan Facility. Incorporated by reference to Exhibit 10.6 to the Form 8-K filed on March 10, 2011.
10.7	Trademark License Agreement by and among the Company, Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.
10.8	Employment Agreement by and among the Company, Parent and Millard S. Drexler dated as of March 7, 2011.†
10.9	Amended and Restated Employment Agreement, dated September 10, 1008, between the Company and James Scully. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 11, 2008.
10.10	Amended and Restated Employment Agreement, dated July 15, 2010, between the Company and Jenna Lyons Mazeau. Incorporated by reference to Exhibit 10.8 to the Form 8-K filed on September 3, 2010.
10.11	Special Bonus Agreement, dated October 26, 2009, between the Company and Jenna Lyons. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 29, 2009.
10.12	Amended and Restated Non-Disclosure, Non-Solicitation and Non-Competition Agreement, dated December 29, 2008, between the Company and Libby Wadle. Incorporated by reference to Exhibit 10.39 to the Form 10-K filed on March 23, 2009.
10.13	Non-Disclosure, Non-Solicitation and Non-Competition Agreement, dated November 16 , 2009, between the Company and Trish Donnelly.†
Other Exhibits
21.1	Subsidiaries of J.Crew Group, Inc.†
24.1	Power of Attorney†
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at January 29, 2011 and January 30, 2010, (ii) the Consolidated Statements of Operations for the years ended January 29, 2011, January 30, 2010 and January 31, 2009, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended January 29, 2011, January 30, 2010 and January 31, 2009, (iv) the Consolidated Statements of Cash Flows for the years ended January 29, 2011, January 30, 2010 and January 31, 2009, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.*

†	Filed herewith.
*	Furnished herewith