Form 10-Q
period 2010-07-30
J CREW GROUP INC
filed 2011-09-01
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-175075		22-2894486

J.CREW GROUP, INC.

(Incorporated in Delaware)

770 Broadway

New York, New York 10003

Telephone: (212) 209-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at September 1, 2011
Common Stock, $.01 par value per share	1,000 shares

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at July 30, 2011 (Successor) and January 29, 2011 (Predecessor)	3

	Condensed Consolidated Statements of Operations for the thirteen weeks ended July 30, 2011 (Successor) and July 31, 2010 (Predecessor)	4

	Condensed Consolidated Statements of Operations for the periods March 8, 2011 to July 30, 2011 (Successor), January 30, 2011 to March 7, 2011 (Predecessor), and the twenty-six weeks ended July 31, 2010 (Predecessor)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the periods January 30, 2011 to March 7, 2011 (Predecessor) and March 8, 2011 to July 30, 2011 (Successor)	6

	Condensed Consolidated Statements of Cash Flows for the periods March 8, 2011 to July 30, 2011 (Successor), January 30, 2011 to March 7, 2011 (Predecessor), and for the twenty-six weeks ended July 31, 2010 (Predecessor)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	32

Item 6.	Exhibits	33

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares)

	July 30, 2011	January 29, 2011
	(Successor)	(Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$88,338	$381,360
Merchandise inventories	260,137	214,431
Prepaid expenses and other current assets	43,634	39,104
Prepaid income taxes	70,979	—

Total current assets	463,088	634,895

Property and equipment, net	249,716	197,210
Favorable lease commitments, net	55,613	—
Deferred financing costs, net	63,529	970
Deferred income taxes, net	—	20,171
Intangible assets, net	990,225	4,343
Goodwill	1,686,220	—
Other assets	2,735	2,577

Total assets	$3,511,126	$860,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,057	$147,083
Other current liabilities	115,828	117,642
Income taxes payable	—	1,673
Deferred income taxes, net	5,678	4,277
Current portion of long-term debt	12,000	—

Total current liabilities	290,563	270,675

Long-term debt	1,585,000	—
Unfavorable lease commitments and deferred credits, net	46,480	67,665
Deferred income taxes, net	411,994	—
Other liabilities	28,308	10,705

Total liabilities	2,362,345	349,045

Stockholders’ equity:
Common stock (Predecessor) $.01 par value; 200,000,000 shares authorized, 65,262,679 shares issued, and 63,909,780 shares outstanding	—	653
Common stock (Successor) $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,184,768	630,025
Accumulated other comprehensive loss	(11,649)	—
Accumulated deficit	(24,338)	(112,226)
Treasury stock, at cost (no shares and 1,352,899 shares held)	—	(7,331)

Total stockholders’ equity	1,148,781	511,121

Total liabilities and stockholders’ equity	$3,511,126	$860,166

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands)

	Thirteen weeks ended July 30, 2011	Thirteen weeks ended July 31, 2010
	(Successor)	(Predecessor)
Revenues:
Net sales	$427,001	$397,510
Other	8,014	10,009

Total revenues	435,015	407,519
Cost of goods sold, including buying and occupancy costs	276,350	225,967

Gross profit	158,665	181,552
Selling, general and administrative expenses	146,385	122,540

Income from operations	12,280	59,012
Interest expense – net	25,713	632

Income (loss) before income taxes	(13,433)	58,380
Provision (benefit) for income taxes	(2,889)	23,471

Net income (loss)	$(10,544)	$34,909

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands)

	For the period March 8, 2011 to July 30, 2011	For the period January 30, 2011 to March 7, 2011	Twenty-six weeks ended July 31, 2010
	(Successor)	(Predecessor)	(Predecessor)
Revenues:
Net sales	$698,423	$130,116	$801,846
Other	12,810	3,122	19,552

Total revenues	711,233	133,238	821,398
Cost of goods sold, including buying and occupancy costs	434,260	70,284	437,248

Gross profit	276,973	62,954	384,150
Selling, general and administrative expenses	271,872	47,550	249,719
Transaction costs	—	32,186	—

Income (loss) from operations	5,101	(16,782)	134,431
Interest expense, net	41,239	1,166	1,259

Income (loss) before income taxes	(36,138)	(17,948)	133,172
Provision (benefit) for income taxes	(11,800)	(1,798)	53,537

Net income (loss)	$(24,338)	$(16,150)	$79,635

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders’ equity
Predecessor:	Shares	Amount
Balance as of January 29, 2011	65,262,679	$653	$630,025	$(112,226)	$(7,331)	$511,121
Net loss	—	—	—	(16,150)	—	(16,150)
Share-based compensation	—	—	1,080	—	—	1,080
Exercise of stock options	6,025	—	79	—	—	79
Issuance of common stock under ASPP	33,912	—	1,051	—	—	1,051
Excess tax benefit from exercise of stock options	—	—	75,955	—	—	75,955
Net settlement of vested restricted stock	—	—	—	—	(20)	(20)
Other	—	—	—	(12)	—	(12)

Balance as of March 7, 2011	65,302,616	$653	$708,190	$(128,388)	$(7,351)	$573,104

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Successor:	Shares	Amount
Balance as of March 7, 2011	—	$—	$—	$—	$—	$—
Issuance of 1,000 shares of common stock	1,000	—	1,173,921	—	—	1,173,921
Share-based compensation	—	—	10,847	—	—	10,847
Comprehensive loss:
Net loss	—	—	—	(24,338)	—	(24,338)
Unrealized losses on cash flow hedges, net of tax	—	—	—	—	(11,649)	(11,649)

Total comprehensive loss	—	—	—	(24,338)	(11,649)	(35,987)

Balance as of July 30, 2011	1,000	$—	$1,184,768	$(24,338)	$(11,649)	$1,148,781

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the period March 8, 2011 to July 30, 2011	For the period January 30, 2011 to March 7, 2011	Twenty-six weeks ended July 31, 2010
	(Successor)	(Predecessor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,338)	$(16,150)	$79,635
Adjustments to reconcile to net cash provided by (used in) operating activities:
Share-based compensation	45,971	1,080	3,536
Depreciation of property and equipment	25,881	3,929	24,227
Non-cash charge related to step-up in carrying value of inventory	25,067	—	—
Amortization of deferred financing costs	4,001	970	454
Amortization of intangible assets	4,085	—	—
Amortization of favorable lease commitments	5,397	—	—
Excess tax benefits from share-based compensation plans	—	(75,955)	(4,733)
Changes in operating assets and liabilities:
Merchandise inventories	(18,069)	(20,204)	(29,295)
Prepaid expenses and other current assets	(7,708)	3,178	319
Other assets	659	(825)	(254)
Accounts payable and other liabilities	23,321	(2,440)	(16,968)
Federal and state income taxes	(26,766)	3,847	(1,664)

Net cash provided by (used in) operating activities	57,501	(102,570)	55,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of J.Crew Group, Inc.	(2,981,415)	—	—
Capital expenditures	(44,338)	(2,644)	(18,088)

Net cash used in investing activities	(3,025,753)	(2,644)	(18,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,600,000	—	—
Proceeds from equity contributions, net of costs of $51,930	1,173,909	—	—
Excess tax benefit from share-based compensation plans	—	75,955	4,733
Payment of debt issuance costs	(67,530)	—	—
Proceeds from share-based compensation plans	—	1,130	3,111
Repayment of long-term debt	(3,000)	—	—
Repurchases of common stock	—	(20)	(2,631)

Net cash provided by financing activities	2,703,379	77,065	5,213

Increase (decrease) in cash and cash equivalents	(264,873)	(28,149)	42,382
Beginning balance	353,211	381,360	298,107

Ending balance	$88,338	$353,211	$340,489

Supplemental cash flow information:
Income taxes paid	$8,981	$—	$55,393

Interest paid	$17,773	$35	$598

Non-cash equity contribution from management shareholders	$102,483	$—	$—

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods May 1, 2011 to July 30, 2011 (Successor), March 8, 2011 to July 30, 2011 (Successor),

January 30, 2011 to March 7, 2011 (Predecessor), and the thirteen and twenty-six weeks ended July 31, 2010 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

J.Crew Group, Inc., and its wholly owned subsidiaries (the “Company” or “Group”) was acquired on March 7, 2011 through a merger transaction with Chinos Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of Chinos Holdings, Inc. (the “Parent”). The Parent was formed by investment funds affiliated with TPG Capital, L.P. (“TPG”) and Leonard Green & Partners, L.P. (“LGP” and together with TPG, the “Sponsors”). The acquisition was accomplished through a reverse subsidiary merger of Chinos Acquisition Corporation with and into J.Crew Group, Inc., with J.Crew Group, Inc. being the surviving company (the “Acquisition”). Subsequent to the Acquisition, Group became an indirect, wholly owned subsidiary of Parent, which is owned by affiliates of the Sponsors, co-investors and members of management. Prior to March 7, 2011, the Company operated as a public company with common stock traded on the New York Stock Exchange.

Although the Company continued as the same legal entity after the Acquisition, the accompanying unaudited condensed consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Acquisition and the period succeeding the Acquisition. The Acquisition and the preliminary allocation of the purchase price have been recorded as of March 7, 2011.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly in all material respects the Company’s financial position, results of operations and cash flows for the applicable interim periods. Certain prior year amounts have been reclassified to conform with current period presentation. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

Management is required to make estimates and assumptions about future events in preparing financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of loss contingencies at the date of the unaudited condensed consolidated financial statements. While management believes that past estimates and assumptions have been materially accurate, current estimates are subject to change if different assumptions as to the outcome of future events are made. Management evaluates estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on reasonable factors. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying unaudited condensed consolidated financial statements.

In addition to the critical accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, management considers the accounting policy with regard to the preliminary purchase price allocation to assets and liabilities to be critical. This accounting policy, as more fully described in Note 3, encompasses significant judgments and estimates used in the preparation of these financial statements.

2. The Transactions

As discussed in Note 1, the Acquisition was completed on March 7, 2011 and was financed by:

•

Borrowings under the Company’s senior secured credit facilities (the “Senior Credit Facilities”) consisting of: (i) a $250 million, 5-year asset-based revolving credit facility (the “ABL Facility”), which was undrawn at closing of the Acquisition and (ii) a $1.2 billion, 7-year term loan credit facility (the “Term Loan”);

•	Issuance of $400 million 8.125% senior unsecured notes due 2019 (the “Notes”); and

•	Equity investments of $1.2 billion from Parent funded by the Sponsors, co-investors and management.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the periods May 1, 2011 to July 30, 2011 (Successor), March 8, 2011 to July 30, 2011 (Successor),

January 30, 2011 to March 7, 2011 (Predecessor), and the thirteen and twenty-six weeks ended July 31, 2010 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

The Acquisition occurred simultaneously with:

•	The closing of the financing transactions and equity investments described above; and

•	The termination of the Company’s previous $200 million asset-based revolving credit facility.

These transactions, the Acquisition and payment of any costs related to these transactions are collectively herein referred to as the “Transactions.”

3. Purchase Accounting

The Acquisition was accounted for as a purchase business combination in accordance with ASC 805, Business Combinations, whereby the purchase price paid to effect the Acquisition was allocated to recognize the acquired assets and liabilities at fair value. The Acquisition and the preliminary allocation of the purchase price of approximately $3.0 billion have been recorded as of March 7, 2011. The sources and uses of funds in connection with the Transactions are summarized below:

Sources:
Proceeds from Term Loan	$1,200,000
Proceeds from Notes	400,000
Proceeds from equity contributions	1,225,911
Cash on hand	307,150

Total sources	$3,133,061

Uses:
Equity purchase price	$2,981,415
Transaction costs	151,646

Total uses	$3,133,061

In connection with the preliminary purchase price allocation, estimates of the fair values of long-lived and intangible assets have been determined based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists. As of July 30, 2011, preliminary purchase accounting adjustments have been recorded to: (i) increase the carrying value of property and equipment, and inventory, (ii) establish intangible assets for trade names, loyalty program, customer lists and favorable lease commitments, and (iii) revalue gift card and lease-related liabilities. This allocation of the purchase price is preliminary and subject to finalization of independent appraisals. Further revisions to the purchase price allocation may be made as additional information becomes available and such revisions could be material.

The preliminary allocation of purchase price is as follows:

Purchase price	$2,981,415
Less: net assets acquired	(571,644)
Less: after tax cost of post-combination share-based awards	(21,425)

Preliminary excess of purchase price over book value of net assets acquired	$2,388,346

Write up of tangible assets:
Property and equipment	$35,334
Merchandise inventories	32,500
Fair market value of favorable leases	61,010

Acquisition-related intangible assets:
J.Crew brand name (indefinite lived)	885,300
Madewell brand name (20 year life)	82,000
Loyalty program and customer lists (5 year life)	27,010
Less historical intangible assets	(4,351)

Acquisition-related intangibles	989,959

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the periods May 1, 2011 to July 30, 2011 (Successor), March 8, 2011 to July 30, 2011 (Successor),

January 30, 2011 to March 7, 2011 (Predecessor), and the thirteen and twenty-six weeks ended July 31, 2010 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

Write down/(up) of liabilities:
Gift card liability revaluation	7,737
Deferred rent and lease incentive revaluation	67,089
Fair market value of unfavorable leases	(40,920)

Deferred income taxes:
Long-term deferred tax asset	(20,171)
Short-term deferred tax liability	(5,678)
Long-term deferred tax liability	(424,734)
Residual goodwill(1)	1,686,220

Total allocated excess purchase price	$2,388,346

(1)	Residual goodwill consists primarily of intangible assets related to the knowhow, design and merchandising of the Company’s brands that do not qualify for separate recognition in accordance with ASC 805.

Pro forma financial information

The following unaudited pro forma results of operations gives effect to the Acquisition as if it had occurred on January 31, 2010. This unaudited pro forma financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Acquisition had actually occurred on that date, nor the results of operations in the future.

(Dollars in millions)	For the Period January 30, 2011 to July 30, 2011		For the Period January 31, 2010 to July 31, 2010
	As reported	Pro forma	As reported	Pro forma
Total revenues	$844,471	$844,149	$821,398	$819,860

Net income (loss)	$(40,488)	$20,513	$79,635	$37,403

4. Transactions with Sponsors

In connection with the Transactions, the Company entered into a management services agreement with the Sponsors pursuant to which they received on the closing date an aggregate transaction fee of $35 million in cash in connection with the Transactions. In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to the Company, the Sponsors will receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 0.40% of consolidated annual revenues or (ii) $8 million. The Sponsors will also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. For the period March 8, 2011 to July 30, 2011, Successor recorded an expense of $3.2 million for monitoring fees, included in selling, general and administrative expenses in the statement of operations.

5. Share-Based Compensation

Acquisition-related share-based compensation

In connection with the Acquisition, all outstanding share-based awards granted prior to the Transactions became fully vested. The acceleration of such awards was determined to be a modification of the original share-based award, and resulted in the calculation of a revised fair value on March 7, 2011. The revised fair value attributable to pre-combination service was recognized in the preliminary allocation of excess purchase price, as described in Note 3. The revised fair value attributable to post-combination service of $44.7 million, consisting of $35.1 million for options settled in cash and $9.6 million for options rolled over by management into vested options of the Parent, was recognized in the statement of operations of the Successor.

Successor share-based compensation

On March 4, 2011, the Parent adopted a new equity incentive plan, which authorizes equity awards to be granted for up to 91,740,627 shares of the common stock of the Parent, of which options for 65,311,119 shares were issued to certain members of management, including (i) 41,600,264 options with an exercise price of $1.00 that become exercisable over the requisite service period and (ii) 23,710,855 options with an exercise price of $1.00 that only become exercisable when certain owners of the Parent receive certain cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The weighted average grant-date fair value of the time-based awards was $0.47 per share. For the period March 8, 2011 to July 30, 2011, Successor

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the periods May 1, 2011 to July 30, 2011 (Successor), March 8, 2011 to July 30, 2011 (Successor),

January 30, 2011 to March 7, 2011 (Predecessor), and the thirteen and twenty-six weeks ended July 31, 2010 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

recorded an expense of $1.2 million for the time-based awards, included in selling, general and administrative expenses in the statement of operations. Expense associated with the options exercisable when certain owners of the Parent receive certain cash proceeds, as defined, will not be recognized until such event occurs.

Predecessor share-based compensation

Share-based compensation of Predecessor reflects the fair value of employee share-based awards, including stock options, time and performance based restricted stock, and associate stock purchase plans, recognized as compensation expense on a straight line basis over the requisite service period of the award. All outstanding share-based awards granted as of immediately prior to the Transactions became fully vested.

A summary of share-based compensation recorded in the statements of operations is a follows:

	For the Period March 8, 2011 to July 30, 2011	For the Period January 30, 2011 to March 7, 2011	For the Period January 31, 2010 to July 31, 2010
	(Successor)	(Predecessor)	(Predecessor)
Share-based compensation	$45,971	$1,080	$3,536

6. Long-Term Debt and Credit Agreements

Long-term debt consisted of the following:

	July 30, 2011	January 29, 2011
	(Successor)	(Predecessor)
Term Loan	$1,197,000	$—
Notes	400,000	—
Less current portion of Term Loan	(12,000)	—

Long-term debt	$1,585,000	$—

ABL Facility

In connection with the Acquisition, on March 7, 2011, the Company entered into the ABL Facility, governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $250 million (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The borrowing base will equal the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus, 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for borrowings on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. The Company did not incur loans under the ABL Facility at the closing of the Acquisition. The amounts outstanding under the ABL Facility are due and payable in full on the fifth anniversary of the closing date.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at Group’s option, any of the following, plus, in each case, an applicable margin: (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; (b) in the case of borrowings in U.S. dollars or in Euros, a LIBOR rate determined by reference to the costs of funds for deposits in the relevant currency for the interest period relevant to such borrowing adjusted for certain additional costs; (c) in the case of borrowings in Canadian dollars, the average offered rate for Canadian dollar bankers’ acceptances having an identical term of the applicable borrowing; and (d) in the case of borrowings in Canadian dollars, a fluctuating rate determined by reference to the higher of (1) the average offered rate for 30 day Canadian dollar bankers’ acceptances plus 0.50% and (2) the prime rate of Bank of America, N.A. for loans in Canadian dollars. The applicable margin for borrowings under the ABL Facility varies based on Group’s average historical excess availability from 1.25% to 1.75% with respect to base rate borrowings and borrowings in Canadian dollars bearing

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the periods May 1, 2011 to July 30, 2011 (Successor), March 8, 2011 to July 30, 2011 (Successor),

January 30, 2011 to March 7, 2011 (Predecessor), and the thirteen and twenty-six weeks ended July 31, 2010 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

interest at the rate described in the immediately preceding clause (d), and from 2.25% to 2.75% with respect to LIBOR borrowings and borrowings in Canadian dollars bearing interest at the rate described in the immediately preceding clause (c).

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

The ABL Facility includes restrictions on Group’s ability and the ability of certain of its subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends (including to the Parent) on, or redeem or repurchase, capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company. In addition, from the time when excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $25 million, until the time when Group has excess availability under the ABL Facility equal to or greater than the greater of (a) 12.5% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $25 million for 30 consecutive days, the credit agreement governing the ABL Facility requires Group to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) tested as of the last day of each fiscal quarter that shall not be less than 1.0.

Although Group’s immediate parent is not generally subject to the negative covenants under the ABL Facility, such parent is subject to a holding company covenant that limits its ability to engage in certain activities.

The credit agreement governing the ABL Facility additionally contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including without limitation, a cross-default according to the terms of any indebtedness with an aggregate principal amount of $35 million or more. If an event of default occurs under the ABL Facility, the lenders may declare all amounts outstanding under the ABL Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the ABL Facility to be sold.

There were no short-term borrowings during the first six months of fiscal 2011. Outstanding stand-by letters of credit were $3.7 million and excess availability, as defined, was $246.3 million at July 30, 2011.

Demand Letter of Credit Facility

On October 31, 2007, the Company entered into an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $12.1 million and availability was $22.9 million at July 30, 2011 under this facility.

Term Loan

In connection with the Acquisition, on March 7, 2011, the Company entered into the Term Loan Facility, governed by a term loan credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $1,200 million. On July 29, 2011, the Company made its first required quarterly principal payment of $3.0 million, or 0.25% of the original principal amount of the term loan. The Company is also required to repay the term loan based on annual excess cash flows as defined in the agreement. Borrowings under the Term Loan mature on the seventh anniversary of the closing date.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the periods May 1, 2011 to July 30, 2011 (Successor), March 8, 2011 to July 30, 2011 (Successor),

January 30, 2011 to March 7, 2011 (Predecessor), and the thirteen and twenty-six weeks ended July 31, 2010 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

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

The Term Loan Facility includes restrictions on Group’s ability and the ability of Group’s immediate parent and certain of Group’s subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends (including to the Parent) on, or redeem or repurchase, capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company.

The credit agreement governing the Term Loan Facility does not require Company to comply with any financial maintenance covenants, but contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including without limitation, a cross-default according to the terms of any indebtedness with an aggregate principal amount of $35 million or more. If an event of default occurs under the Term Loan Facility, the lenders may declare all amounts outstanding under the Term Loan Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the Term Loan Facility to be sold.

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

The indenture governing the Notes contains certain customary representations and warranties, provisions relating to events of default and covenants, including, without limitation, a cross-payment default provision and cross-acceleration provision in the case of a payment default or acceleration according to the terms of any indebtedness with an aggregate principal amount of $50 million or more, restrictions on Group’s and certain of its subsidiaries’ ability to, among other things incur or guarantee indebtedness; pay dividends on, redeem or repurchase capital stock; make investments; issue certain preferred equity; create liens; enter into transactions with the Company’s affiliates; designate Group’s subsidiaries as Unrestricted Subsidiaries (as defined in the indenture); and consolidate, merge, or transfer all or substantially all of the Company’s assets. The covenants are subject to a number of exceptions

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the periods May 1, 2011 to July 30, 2011 (Successor), March 8, 2011 to July 30, 2011 (Successor),

January 30, 2011 to March 7, 2011 (Predecessor), and the thirteen and twenty-six weeks ended July 31, 2010 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

and qualifications. Certain of these covenants, excluding without limitation those relating to transactions with the Company’s affiliates and consolidation, merger, or transfer of all or substantially all of the Company’s assets, will be suspended during any period of time that (1) the Notes have Investment Grade Ratings (as defined in the indenture) from both Moody’s Investors Service, Inc. and Standard & Poor’s and (2) no default has occurred and is continuing under the indenture. In the event that the Notes are downgraded to below an Investment Grade Rating, Group and certain subsidiaries will again be subject to the suspended covenants with respect to future events.

Group has been in compliance with its covenants during the terms of these agreements.

Interest expense

The significant components of interest expense are as follows:

	For the Period March 8, 2011 to July 30, 2011	For the Period January 30, 2011 to March 7, 2011	For the Period January 31, 2010 to July 31, 2010
	(Successor)	(Predecessor)	(Predecessor)
Term Loan	$23,116	$—	$—
Notes	13,238	—	—
Former term loan (extinguished in August 2010)	—	—	516
Amortization of deferred financing costs	4,001	970	454
Other, net of interest income	884	196	289

Interest expense, net	$41,239	$1,166	$1,259

7. Derivative Financial Instruments

Interest Rate Caps

In April 2011, the Company entered into interest rate cap agreements for an aggregate notional amount of $600 million in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness. These cap agreements, effective in March 2012, hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in March 2013. Pursuant to the agreements, the Company has capped LIBOR at 3.5% with respect to the aggregate notional amount of $600 million. In the event LIBOR exceeds 3.5% the Company will pay interest at the capped rate. In the event LIBOR is less than 3.5%, the Company will pay interest at the prevailing LIBOR rate.

Interest Rate Swaps

In April 2011, the Company entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $600 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness once the Company’s interest rate cap agreements expire. These swap agreements, effective March 2013, hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in March 2016. As a result of the agreements, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness will be 3.56%.

Fair Value

As of the effective date, the Company designated the interest rate cap and interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate cap and interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these swaps are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the periods May 1, 2011 to July 30, 2011 (Successor), March 8, 2011 to July 30, 2011 (Successor),

January 30, 2011 to March 7, 2011 (Predecessor), and the thirteen and twenty-six weeks ended July 31, 2010 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

	July 30, 2011	January 29, 2011
	(Successor)	(Predecessor)
Interest rate caps (included in other assets)	$56	$—

Interest rate swaps (included in other liabilities)	$(18,418)	$—

Accumulated other comprehensive loss, net of tax	$11,649	$—

8. Fair Value Measurements

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

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $1,537 million at July 30, 2011 based on quoted market prices of the debt (level 1 inputs).

In April 2011, the Company entered into interest rate cap and swap agreements in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness, which are measured in the financial statements at fair value on a recurring basis. See Note 7 for more information regarding the fair value of these financial assets and liabilities.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

Non-financial assets and liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of July 30, 2011 or January 29, 2011 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Period March 8, 2011 to July 30, 2011	For the Period January 30, 2011 to March 7, 2011	For the Period January 31, 2010 to July 31, 2010
	(Successor)	(Predecessor)	(Predecessor)
Carrying value of long-term assets written down to fair value	$395	$—	$535

Impairment charge	$395	$—	$535

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the periods May 1, 2011 to July 30, 2011 (Successor), March 8, 2011 to July 30, 2011 (Successor),

January 30, 2011 to March 7, 2011 (Predecessor), and the thirteen and twenty-six weeks ended July 31, 2010 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

9. Income Taxes

Group files a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state tax returns in required jurisdictions. Effective for the tax year ended January 2012, the Company will file as a member of the consolidated group of Parent.

During the second quarter of fiscal 2011, the Company filed its federal income tax returns for the tax year ended January 2011 and the short-period ended March 7, 2011. The Company carried back losses incurred in connection with the Acquisition, resulting in refundable federal income taxes of $64 million, which was collected in the third quarter of fiscal 2011.

Tax returns for periods ended January 2008 through March 7, 2011 are subject to examinations by the Internal Revenue Service. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2002 to 2010. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

The difference between the U.S. statutory income tax rate of 35% and the effective tax rate for the thirteen weeks ended July 30, 2011 (Successor), the period March 8, 2011 to July 30, 2011 (Successor), and the period January 30, 2011 to March 7, 2011 (Predecessor) of 21.5%, 32.7% and 10%, respectively, is primarily driven by (i) non-deductible Transaction costs and (ii) state and local income taxes, net of federal benefit.

As of July 30, 2011, the Company has $9.9 million in liabilities associated with uncertain tax positions (including interest and penalties of $1.4 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $6.5 million. In the second quarter of fiscal 2011, the Company reduced its liability for uncertain tax positions by $1.1 million, which related to a change in the assessment of the deductibility of certain Transaction costs. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

10. Legal Proceedings

In connection with the Acquisition, between November 24, 2010 and December 16, 2010, sixteen purported class action complaints were filed against some or all of the following: the Company, certain officers of the Company, members of the Company’s Board of Directors, Parent, J.Crew Group, Inc., TPG, TPG Fund VI and LGP. The plaintiffs in each of these complaints alleged, among other things, (1) that certain officers of the Company and members of the Company’s Board breached their fiduciary duties to the Company’s public stockholders by authorizing the Acquisition for inadequate consideration and pursuant to an inadequate process, and (2) that the Company, TPG and LGP aided and abetted the other defendants’ alleged breaches of fiduciary duty. The purported class action complaints sought, among other things, an order enjoining the consummation of the Acquisition, an order rescinding the Acquisition to the extent it is consummated and an award of compensatory damages.

The Delaware Actions

        Between November 24, 2010 and December 8, 2010, seven of the purported class action complaints concerning the Acquisition were filed in the Delaware Court of Chancery. On December 14, 2010, these cases were consolidated into the Delaware Action. On January 16, 2011, the Company entered into a binding Memorandum of Understanding (“MOU”) with the other parties in the Delaware Action. The MOU provided for the settlement of all claims asserted in the Delaware Action against the Company and the other defendants. The Company and the other defendants agreed to the MOU pending the execution of a more formal settlement agreement. The MOU provided for, among other things, a one-time settlement payment of $10 million by J.Crew or its insurers to be distributed pro rata among the members of the class of Company shareholders on whose behalf the plaintiffs in the Delaware Action purport to act. Once the MOU was signed, the parties removed from the Court’s docket a preliminary injunction hearing that had been scheduled for February 24, 2011. By letter dated January 31, 2011, the plaintiffs in the Delaware Action attempted to repudiate the MOU and informed the Court that they were no longer in a position to support or pursue the settlement and indicated that they intended to seek monetary damages following the closing of the Acquisition. By letter dated February 1, 2011, the defendants informed the Court that they believe they have honored their obligations under the MOU and that they intended to seek specific performance of the MOU. The court held a conference on February 11, 2011, during which it stated that it would not entertain any applications in the litigation until after the shareholder vote. Following the shareholders’ approval of the Acquisition, the plaintiffs filed a Status Report and Motion to Resume Litigation. In that motion, the plaintiffs requested leave to recommence discovery concerning the merits of the Delaware Action. The Defendants opposed that motion, and at a March 15, 2011 hearing the Court ruled that discovery concerning the merits of the Delaware Action would be stayed until after the parties concluded litigation concerning the enforceability of the MOU.

On May 12, 2011, the Company, TPG, LGP and Parent filed an action (the “MOU Enforcement Action”) in the Delaware Court of Chancery asking the Court to order the plaintiffs in the Delaware Action to perform their legal commitment in the MOU to provide

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the periods May 1, 2011 to July 30, 2011 (Successor), March 8, 2011 to July 30, 2011 (Successor),

January 30, 2011 to March 7, 2011 (Predecessor), and the thirteen and twenty-six weeks ended July 31, 2010 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

a “full and appropriate release of all claims that were asserted or could have been asserted” in the Delaware Action. If such specific performance is unavailable, the MOU Enforcement Action seeks, only as an alternative remedy, money damages from the plaintiffs in the Delaware Action. Also on May 12, 2011, the parties to the Delaware Action jointly submitted a proposed scheduling order for the Court’s approval that provides for a trial on the MOU Enforcement Action in October 2011. If the MOU is not enforced, the Company intends to defend against the allegations asserted in the Delaware Action vigorously.

On June 10, 2011, the plaintiffs in the Delaware Action moved to dismiss the MOU Enforcement Action. The Company and the other defendants who are parties to the MOU Enforcement Action filed a brief opposing dismissal on July 11, 2011. A reply brief was filed by the plaintiffs in the Delaware Action on July 26, 2011.

Between late July and August 30, 2011, the parties discussed the terms and conditions of a resolution of the Delaware Action. On August 30, 2011, the parties announced the terms of a proposed settlement (the “Proposed Settlement”) pursuant to which J.Crew or its insurers and TPG and Leonard Green or their insurers will make a one-time settlement payment of $16 million total (including the previously agreed-upon $10 million settlement payment which was announced on January 18, 2011), to be distributed pro rata among the members of the class of Company shareholders who are members of the settlement class and who held J.Crew shares as of the closing of the Acquisition on March 7, 2011. The Proposed Settlement will release all claims that were asserted or could have been asserted in the Delaware Action or that relate to the MOU or the Acquisition. The parties to the Delaware Action have executed a formal Stipulation of Settlement documenting the Proposed Settlement, which will be submitted to the Delaware Court of Chancery. The Proposed Settlement remains subject to approval of the Court of Chancery. The parties have agreed to stay the MOU Enforcement Action pending approval of the Proposed Settlement by the Court of Chancery. If the Proposed Settlement is approved, the Delaware Action and the MOU Enforcement Action will be dismissed, on the merits, with prejudice.

With respect to the Delaware Action, the Company recorded an expense for litigation settlement of $10 million and $6 million in the fourth quarter of fiscal 2010 and second quarter of fiscal 2011, respectively. The Company expects to recover an amount of the litigation settlement expense from certain other parties.

The New York Actions

Between November 24, 2010 and December 16, 2010, seven of the purported class action complaints concerning the Acquisition were filed in the Supreme Court of the State of New York. Those complaints are captioned respectively as Church v. J.Crew Group, Inc., et al., No. 652101-2010; Taki v. J.Crew Group, Inc., et al., No. 65125-2010; Weisenberg v. J.Crew Group, Inc., et al., No. 10115564-2010; Hekstra v. J.Crew Group, Inc., et al., No. 652175-2010; St. Louis v. J.Crew Group, Inc., et al., No. 652201-2010; Peoria Police Pension Fund v. Drexler, et al., No. 652239-2010; KBC Asset Management NV v. J.Crew Group, Inc., et al., No. 6522870-2010 (collectively, the “New York Actions”). At a hearing on February 24, 2011, the New York court denied a request from plaintiffs to enjoin the shareholder vote, and denied the plaintiffs’ request to lift the stay of proceedings, except to order the seven cases consolidated and to appoint the plaintiffs’ agreed-upon lead plaintiff structure. The cases otherwise remain stayed.

The Federal Actions

On December 1, 2010, a purported class action complaint, captioned Brazin v. J.Crew Group, Inc., No. 10 Civ. 8988, was filed in the United States District Court for the Southern District of New York. On December 14, 2010, another purported class action complaint, captioned Caywood v. Drexler, No. 10 Civ. 9328, was also filed in the United States District Court for the Southern District of New York (together with the Brazin Action, the “Federal Actions”). The plaintiffs in the Federal Actions assert claims that are largely duplicative of the claims asserted in the Delaware Action and New York Actions, but also allege that the defendants violated multiple federal securities statutes in connection with the filing of the Preliminary Proxy Statement on Schedule 14A. On March 16, 2011, the parties to the Federal Actions entered into a stipulation that stayed the Federal Actions until a final resolution or settlement of the Delaware Action.

With respect to the New York and Federal Actions, the Company assessed the probability of estimable amounts related to the matters and believes the resolution of them, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations.

Insurance

        The Company has notified its insurers of each of the Delaware Action, the New York Actions, and the Federal Actions. By letter dated January 26, 2011, the Company’s primary directors and officers liability insurer, St. Paul Mercury Insurance Company (“Travelers”), stated that the claims asserted in the Delaware Action, the New York Actions, and the Federal Actions appeared to be claims against insured persons that would be covered by the applicable insurance policy, but identified potential defenses, exclusions, and limitations to coverage that it believed might apply, subject to reviewing additional information. In August of 2011, the Company held discussions with certain of its insurance carriers concerning coverage for the Delaware Action, the New York Actions, and the Federal Actions. Based on those discussions, while the Company believes that a portion of the costs, expenses and/or losses associated with the Delaware Action, the New York Actions, and the Federal Actions, including a portion of the $16 million litigation settlement expense discussed above, will be paid by the insurers under the applicable insurance policies, the Company cannot reasonably estimate the amount that will be recovered. Therefore, the Company has not recognized any insurance recovery on the litigation settlement charges as of July 30, 2011.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the periods May 1, 2011 to July 30, 2011 (Successor), March 8, 2011 to July 30, 2011 (Successor),

January 30, 2011 to March 7, 2011 (Predecessor), and the thirteen and twenty-six weeks ended July 31, 2010 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

Other

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these other legal proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause actual results to differ include, but are not limited to, our substantial indebtedness and lease obligations, the strength of the economy, declines in consumer spending or changes in seasonal consumer spending patterns, competitive market conditions, our ability to anticipate and timely respond to changes in trends and consumer preferences, our ability to successfully develop, launch and grow our newer concepts, products offerings, sales channels and businesses, material disruption to our information systems, our ability to implement our real estate strategy, our ability to attract and retain key personnel, interruptions in our foreign sourcing operations, impact of costs of mailing, paper and printing, and other factors which are set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed with the Securities and Exchange Commission (the “SEC”). There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed with the SEC. When used herein, the terms “Group,” “Company,” “we,” “us” and “our” refer to J.Crew Group, Inc., including wholly owned consolidated subsidiaries.

Executive Overview

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

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory and Madewell stores, and (2) Direct, which consists of our websites and catalogs. As of July 30, 2011, we operated 253 retail stores (including 10 crewcuts and 24 Madewell stores), 90 factory stores (including three crewcuts factory stores), and three clearance stores, throughout the United States; compared to 246 retail stores (including nine crewcuts and 18 Madewell stores), 81 factory stores (including one crewcuts factory store), and three clearance stores as of July 31, 2010.

The Company was acquired on March 7, 2011 through a merger transaction with Chinos Acquisition Corporation, a wholly-owned subsidiary of Chinos Holdings, Inc. (the “Parent”). The Parent was formed by investment funds affiliated with TPG Capital, L.P. (“TPG”) and Leonard Green & Partners, L.P. (“LGP” and together with TPG, the “Sponsors”). The acquisition was accomplished through a reverse subsidiary merger of Chinos Acquisition Corporation with and into J.Crew Group, Inc., with J.Crew Group, Inc. being the surviving company (the “Acquisition”). Subsequent to the Acquisition, Group became an indirectly wholly owned subsidiary of Parent, which is controlled by affiliates of the Sponsors, co-investors and members of our management. Although the Company continued as the same legal entity after the Acquisition, our financial statements were prepared for two periods: Predecessor and Successor, which relate to the period preceding the Acquisition and the period succeeding the Acquisition.

We have prepared our discussion and analysis of the results of operations and cash flows by comparing the mathematical combination of the Successor and Predecessor periods in fiscal 2011 (“Combined”) to the comparable thirteen and twenty-six week periods last year. All references to the first half of fiscal 2011 relate to the combined period of: (i) March 8, 2011 to July 30, 2011 of the Successor and (ii) January 30, 2011 to March 7, 2011 of the Predecessor. Although this presentation is not consistent with generally accepted accounting principles, we believe that it provides a meaningful method of comparison. Combined operating results (i) have not been prepared on a pro forma basis as if the Acquisition occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Acquisition, and (iii) may not be predictive of future results of operations.

In connection with the Acquisition, the Company incurred significant indebtedness and became more leveraged. In addition, the purchase price paid in connection with the Acquisition has been allocated to recognize the acquired assets and liabilities at fair value. The preliminary purchase accounting adjustments have been recorded to: (i) increase the carrying value of our property and equipment, and inventory, (ii) establish intangible assets for our trade names, loyalty program, customer lists and favorable lease commitments, and (iii) revalue gift card and lease-related liabilities. Subsequent to the Acquisition, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our Successor financial statements subsequent to the Acquisition are not comparable to our Predecessor financial statements.

The following is a summary of our revenues for the second quarter of fiscal 2011 compared to last year:

(Dollars in millions)	Thirteen Weeks Ended July 30, 2011	Thirteen Weeks Ended July 31, 2010
	(Successor)	(Predecessor)
Stores	$311.0	$295.0
Direct	116.0	102.5

Net sales	427.0	397.5
Other, primarily shipping and handling fees	8.0	10.0

Total revenues	$435.0	$407.5

The following is a summary of second quarter of fiscal 2011 highlights:

•	Revenues increased 6.7% to $435.0 million.

•	Comparable company sales increased 3.5%.

•	Comparable store sales increased 0.8%.

•	Direct net sales increased 13.1% to $116.0 million.

•

Income from operations decreased $46.7 million to $12.3 million, which includes (i) purchase accounting amortization of $28.4 million, (ii) Sponsor monitoring fees of $2.0 million and (iii) transaction-related litigation expenses $6.5 million.

•	Pre-tax losses of Madewell, adjusted for purchase accounting, increased to $3.7 million in the second quarter of fiscal 2011 from $3.0 million last year.

•	We opened three J.Crew factory stores, one crewcuts factory store and two Madewell stores.

The following is a summary of our total revenues for the first half of fiscal 2011and 2010:

(Dollars in millions)	For the Period March 8, 2011 to July 30, 2011	For the Period January 30, 2011 to March 7, 2011	Twenty-six Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 31, 2010
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
Stores	$505.7	$86.5	$592.2	$585.0
Direct	192.7	43.6	236.3	216.9

Net sales	698.4	130.1	828.5	801.9
Other, primarily shipping and handling fees	12.8	3.1	15.9	19.5

Total revenues	$711.2	$133.2	$844.4	$821.4

The following is a summary of first half of fiscal 2011 highlights:

•	Revenues increased 2.8% to $844.4 million.

•	Comparable company sales increased 0.3%.

•	Comparable store sales decreased 2.5%.

•	Direct net sales increased 9.0% to $236.3 million.

•

Income from operations decreased $146.1 million to an operating loss of $11.7 million, which includes Acquisition-related expenses of $122.2 million consisting of (i) accelerated share-based compensation of $44.7 million, (ii) purchase accounting amortization of $35.6 million, (iii) transaction costs $32.2 million, (iv) transaction-related litigation expenses of $6.5 million, and (v) Sponsor monitoring fees of $3.2 million.

•	Pre-tax losses of Madewell, adjusted for purchase accounting, increased to $6.5 million in the first half of fiscal 2011 from $5.9 million last year.

•	We opened one J.Crew retail store, four J.Crew factory stores, one crewcuts store, one crewcuts factory store, and four Madewell stores. We closed one J.Crew retail store.

•

The Company was acquired on March 7, 2011 for $3.0 billion financed with (i) borrowings under our senior secured credit facility of $1.2 billion, (ii) issuance of 8.125% senior notes of $400 million, and (iii) equity contributions from investment funds affiliated with TPG and LGP, co-investors and management.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure for evaluating the performance of our business is comparable store sales, which reflect net sales at stores that have been open for at least twelve months. In the first quarter of fiscal 2011, in addition to comparable store sales, we began to measure comparable company sales, which include comparable store sales, direct sales, and shipping and handling fees.

A complete description of the measures we use to assess the performance of our business appears in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed with the SEC.

Results of Operations – Second Quarter of Fiscal 2011 compared to Second Quarter of Fiscal 2010

	Thirteen Weeks Ended July 30, 2011 (Successor)		Thirteen Weeks Ended July 31, 2010 (Predecessor)		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$435.0	100.0%	$407.5	100.0%	$27.5	6.7%
Gross profit	158.7	36.5	181.6	44.6	(22.9)	(12.6)
Selling, general and administrative expenses	146.4	33.7	122.5	30.1	23.9	19.5
Income from operations	12.3	2.8	59.0	14.5	(46.7)	(79.2)
Interest expense, net	25.7	5.9	0.6	0.2	25.1	NM
Provision (benefit) for income taxes	(2.9)	(0.6)	23.5	5.8	(26.4)	(112.3)
Net income (loss)	$(10.5)	(2.4)%	$34.9	8.6%	$(45.4)	(130.2)%

Revenues

Revenues increased $27.5 million, or 6.7%, to $435.0 million in the second quarter of fiscal 2011 from $407.5 million in the second quarter last year. This increase resulted primarily from (i) non-comparable store sales and (ii) an increase in Direct sales.

Stores sales increased $16.0 million, or 5.4%, to $311.0 million in the second quarter of fiscal 2011 from $295.0 million in the second quarter last year. Comparable store sales increased 0.8% to $282.8 million in the second quarter of fiscal 2011 from $280.6 million last year. Comparable store sales increased 10.6% in the second quarter of fiscal 2010. Non-comparable store sales were $28.2 million in the second quarter of fiscal 2011.

Direct sales increased $13.5 million, or 13.1%, to $116.0 million in the second quarter of fiscal 2011 from $102.5 million in the second quarter last year. Direct sales increased $14.3 million, or 16.2%, in the second quarter of fiscal 2010.

Comparable company sales, including shipping and handling fees, increased 3.5%, which was driven by (i) an increase in sales of men’s apparel, specifically woven shirts, shorts and knits and (ii) an increase in sales of women’s apparel, specifically knits, sweaters and dresses. Sales of children’s apparel and accessories also increased during the second quarter of fiscal 2011.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended July 30, 2011	Thirteen Weeks Ended July 31, 2010
	(Successor)	(Predecessor)
Apparel:
Women’s	60%	63%
Men’s	24	22
Children’s	5	4
Accessories	11	11

	100%	100%

Other revenues, which consist primarily of shipping and handling fees, decreased $2.0 million, or 19.9%, to $8.0 million in the second quarter of fiscal 2011 from $10.0 million in the second quarter last year. This decrease resulted from (i) shipping and handling promotions offset by the impact of shipping and handling fees from increased Direct sales and (ii) a reduction in income from unredeemed gift cards as a result of a purchase accounting adjustment, which will decrease other revenues approximately $0.7 million in each quarter for the balance of fiscal 2011. Other revenues decline as we increase the frequency of shipping and handling promotions.

Gross Profit

Gross profit decreased $22.9 million to $158.7 million in the second quarter of fiscal 2011 from $181.6 million in the second quarter last year. This decrease resulted from the following factors:

(Dollars in millions)	Before Purchase Accounting Impact	Purchase Accounting Impact(1)	As Reported
Increase in revenues	$15.4	$—	$15.4
Decrease in merchandise margin	(7.8)	(21.9)	(29.7)
Increase in buying and occupancy costs	(7.5)	(1.1)	(8.6)

Increase (decrease) in gross profit	$0.1	$(23.0)	$(22.9)

(1)	Reflects non-cash charges related to step-up in carrying value of acquired inventories and amortization of favorable and unfavorable store lease commitments.

Gross margin decreased to 36.5% in the second quarter of fiscal 2011 from 44.6% in the second quarter last year. The decrease in gross margin was driven by: (i) a 180 basis point deterioration in merchandise margin due to increased markdowns, (ii) a 100 basis point increase in buying and occupancy costs as a percentage of revenues, and (iii) a 530 basis point decrease from the purchase accounting adjustments described in the table above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $23.9 million, or 19.5%, to $146.4 million in the second quarter of fiscal 2011 from $122.5 million in the second quarter last year. This increase primarily resulted from the following:

(Dollars in millions)	Before Purchase Accounting & Transaction	Purchase Accounting & Transaction Impact(1)	As Reported
Increase in operating expenses, primarily payroll and consulting	$11.2	$—	$11.2
Decrease in share-based and incentive compensation	(3.6)	—	(3.6)
Transaction-related litigation expenses	—	6.5	6.5
Sponsor monitoring fees	—	2.0	2.0
Amortization related to acquisition-related intangible assets	—	2.5	2.5
Depreciation related to increase in carrying value of fixed assets	—	2.3	2.3
Amortization of favorable corporate lease commitments	—	0.7	0.7
Other selling, general and administrative expenses, net	2.3	—	2.3

Increase in selling, general and administrative expenses	$9.9	$14.0	$23.9

(1)	Reflects charges related to: (i) step-up in carrying value of our property and equipment, (ii) amortizable intangible assets for our Madewell tradename, loyalty program and customer lists, (iii) favorable lease commitments of our corporate office, (iv) transaction-related litigation expenses, and (v) Sponsor monitoring fees.

As a percentage of revenues, selling, general and administrative expenses increased to 33.7% in the second quarter of fiscal 2011 from 30.1% in the second quarter last year. As a percentage of revenues, selling, general and administrative expenses, without the impact of purchase accounting and the Transaction, increased to 30.4% in the second quarter of fiscal 2011 from 30.1% in the second quarter last year.

Interest Expense, Net

Interest expense, net of interest income, increased $25.1 million to $25.7 million in the second quarter of fiscal 2011 from $0.6 million in the second quarter last year due to borrowings to finance the acquisition of the Company on March 7, 2011. A summary of interest expense is as follows:

(Dollars in millions)	Thirteen Weeks Ended July 30, 2011	Thirteen Weeks Ended July 31, 2010
	(Successor)	(Predecessor)
Term Loan	$14.4	$—
Notes	8.3	—
Amortization of deferred financing costs	2.4	0.2
Other, net of interest income	0.6	0.4

Interest expense, net	$25.7	$0.6

Income Taxes

The effective tax rate of 21.5% for the second quarter of fiscal 2011 reflects our expected annual effective tax rate of 39%, offset by the discrete impact of permanent differences related to certain Transaction-related litigation expenses.

Net Income

Net income decreased $45.4 million to a net loss of $10.5 million in the second quarter of fiscal 2011 compared with net income of $34.9 million in the second quarter last year. This decrease was due to a: (i) $22.9 million decrease in gross profit, (ii) $23.9 million increase in selling, general and administrative expenses, and (iii) $25.1 million increase in interest expense, partially offset by (iv) $26.4 million decrease in the provision for income taxes.

Results of Operations – First Half of Fiscal 2011 compared to First Half of Fiscal 2010

(Dollars in millions)	For the Period March 8, 2011 to July 30, 2011	For the Period January 30, 2011 to March 7, 2011	Twenty-six Weeks Ended July 30, 2011
	(Successor)	(Predecessor)	(Combined)
Revenues	$711.2	$133.2	$844.4
Gross profit	277.0	63.0	340.0
Selling, general and administrative expenses(1)	271.9	79.7	351.6
Income (loss) from operations	5.1	(16.8)	(11.7)
Interest expense, net	41.2	1.2	42.4
Provision (benefit) for income taxes	(11.8)	(1.8)	(13.6)
Net income (loss)	$(24.3)	$(16.1)	$(40.4)

	Twenty-six Weeks Ended July 30, 2011 (Combined)		Twenty-six Weeks Ended July 31, 2010 (Predecessor)		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$844.4	100.0%	$821.4	100.0%	$23.0	2.8%
Gross profit	340.0	40.3	384.2	46.8	(44.2)	(11.5)
Selling, general and administrative expenses(1)	351.6	41.6	249.7	30.4	101.9	40.8
Income (loss) from operations	(11.7)	(1.4)	134.4	16.4	(146.1)	(108.7)
Interest expense, net	42.4	5.0	1.3	0.2	41.1	NM
Provision (benefit) for income taxes	(13.6)	(1.6)	53.5	6.5	(67.1)	(125.4)
Net income (loss)	$(40.4)	(4.8)%	$79.6	9.7%	$(120.0)	(150.8)%

(1)	including transaction costs of $32.2 million recorded in the Predecessor period.

Revenues

Revenues increased $23.0 million, or 2.8%, to $844.4 million in the first half of fiscal 2011 from $821.4 million in the first half last year. This increase resulted primarily from (i) non-comparable store sales, (ii) an increase in Direct sales, offset by (iii) a decrease in comparable store sales.

Stores sales increased $7.2 million, or 1.2%, to $592.2 million in the first half of fiscal 2011 from $585.0 million in the first half last year. Comparable store sales decreased 2.5% to $543.9 million in the first half of fiscal 2011 from $557.8 million last year. Comparable store sales increased 12.8% in the first half of fiscal 2010. Non-comparable store sales were $48.3 million in the first half of fiscal 2011.

Direct sales increased $19.4 million, or 9.0%, to $236.3 million in the first half of fiscal 2011 from $216.9 million in the first half last year. Direct sales increased $33.4 million, or 18.2%, in the first half of fiscal 2010.

Comparable company sales, including shipping and handling fees, increased 0.3%, which was driven by (i) an increase in sales of men’s apparel, specifically woven shirts, knits and pants, partially offset by an decrease in sales of women’s apparel. Sales of children’s apparel and accessories increased during the second quarter of fiscal 2011.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Twenty-six Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 31, 2010
	(Combined)	(Predecessor)
Apparel:
Women’s	61%	65%
Men’s	22	19
Children’s	6	5
Accessories	11	11

	100%	100%

Other revenues, which consist primarily of shipping and handling fees, decreased $3.6 million, or 18.5%, to $15.9 million in the first half of fiscal 2011 from $19.5 million in the first half last year. This decrease resulted from (i) shipping and handling promotions offset by the impact of shipping and handling fees from increased Direct sales and (ii) a reduction in income from unredeemed gift cards as a result of a purchase accounting adjustment, which will decrease other revenues approximately $0.7 million in each quarter for the balance of fiscal 2011. Other revenues decline as we increase the frequency of shipping and handling promotions.

Gross Profit

Gross profit decreased $44.2 million to $340. million in the first half of fiscal 2011 from $384.2 million in the first half last year. This decrease resulted from the following factors:

(Dollars in millions)	Before Purchase Accounting Impact	Purchase Accounting Impact(1)	As Reported (Combined)
Increase in revenues	$13.4	$—	$13.4
Decrease in merchandise margin	(18.4)	(25.1)	(43.5)
Increase in buying and occupancy costs	(12.5)	(1.6)	(14.1)

Decrease in gross profit	$(17.5)	$(26.7)	$(44.2)

(1)	Reflects non-cash charges recorded in the Successor period related to step-up in carrying value of acquired inventories and amortization of favorable and unfavorable store lease commitments.

Gross margin decreased to 40.3% in the first half of fiscal 2011 from 46.8% in the first half last year. The decrease in gross margin was driven by: (i) a 220 basis point deterioration in merchandise margin due to increased markdowns, (ii) a 120 basis point increase in buying and occupancy costs as a percentage of revenues, and (iii) a 310 basis point decrease from the purchase accounting adjustments described in the table above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (including transaction costs of $32.2 million) increased $101.9 million, or 40.8%, to $351.6 million in the first half of fiscal 2011 from $249.7 million in the first half last year. This increase primarily resulted from the following:

(Dollars in millions)	Before Purchase Accounting & Transaction	Purchase Accounting & Transaction Impact(1)	As Reported (Combined)
Increase in operating expenses, primarily payroll and consulting	$14.4	$—	$14.4
Decrease in share-based and incentive compensation	(12.4)	—	(12.4)
Transaction costs	—	32.2	32.2
Transaction-related share based compensation	—	44.7	44.7
Transaction-related litigation expenses	—	6.5	6.5
Sponsor monitoring fees	—	3.2	3.2
Amortization related to acquisition-related intangible assets	—	4.1	4.1
Depreciation related to increase in carrying value of fixed assets	—	3.7	3.7
Amortization of favorable corporate lease commitments	—	1.1	1.1
Other selling, general and administrative expenses, net	4.4	—	4.4

Increase in selling, general and administrative expenses	$6.4	$95.5	$101.9

(1)	Reflects charges recorded in the Successor period related to: (i) step-up in carrying value of our property and equipment, (ii) amortizable intangible assets for our Madewell tradename, loyalty program and customer lists, (iii) favorable lease commitments of our corporate office, (iv) transaction-related litigation expenses, and (v) Sponsor monitoring fees.

As a percentage of revenues, selling, general and administrative expenses increased to 41.6% in the first half of fiscal 2011 from 30.4% in the first half last year. As a percentage of revenues, selling, general and administrative expenses, without the impact of purchase accounting and the Transaction, decreased to 30.3% in the first half of fiscal 2011 from 30.4% in the first half last year

Interest Expense, Net

Interest expense, net of interest income, increased $41.1 million to $42.4 million in the first half of fiscal 2011 from $1.3 million in the first half last year due to borrowings to finance the acquisition of the Company on March 7, 2011. A summary of interest expense is as follows.

(Dollars in millions)	For the Period March 8, 2011 to July 30,2011	For the Period January 30, 2011 to March 7, 2011	For the Twenty-six Weeks Ended July 30, 2011	For the Twenty-six Weeks Ended July 31, 2010
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
Term Loan	$23.1	$—	$23.1	$—
Notes	13.2	—	13.2	—
Amortization of deferred financing costs	4.0	1.0	5.0	0.5
Other, net of interest income	0.9	0.2	1.1	0.8

Interest expense, net	$41.2	$1.2	$42.4	$1.3

Income Taxes

The effective tax rate of 25.1% for the first half of fiscal 2011 reflects our expected annual effective tax rate of 39% offset by the discrete impact of permanent differences related to certain transaction costs.

Net Income

Net income decreased $120.0 million to a net loss of $40.4 million in the first half of fiscal 2011 compared with a net income of $79.6 million in the first half last year. This decrease was due to a: (i) $44.2 million decrease in gross profit, (ii) $101.9 million increase in selling, general and administrative expenses, and (iii) $41.1 million increase in interest expense, partially offset by (iv) $67.1 million decrease in the provision for income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are balances of cash and cash equivalents and borrowings available under our senior secured credit facilities. Currently, our primary cash needs include (i) debt service requirements, (ii) capital expenditures and (iii) working capital needs. The most significant components of our working capital are merchandise inventories, accounts payable and other current liabilities.

Operating Activities

(Dollars in millions)	For the Period March 8, 2011 to July 30,2011	For the Period January 30, 2011 to March 7, 2011	Twenty-six Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 31, 2010
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
Net income (loss)	$(24.3)	$(16.1)	$(40.4)	$79.6
Adjustments to reconcile to net cash provided by operating activities:
Share-based compensation	46.0	1.1	47.1	3.5
Depreciation of property and equipment	25.9	3.9	29.8	24.2
Non-cash charge related to inventory step-up	25.0	—	25.0	—
Amortization of deferred financing costs	4.0	1.0	5.0	0.5
Amortization of intangible assets	4.1	—	4.1	—
Amortization of favorable lease commitments	5.4	—	5.4	—
Excess tax benefit from share-based compensation plans	—	(76.0)	(76.0)	(4.7)
Changes in operating assets and liabilities	(28.6)	(16.5)	(45.1)	(47.8)

Net cash provided by (used in) operating activities	$57.5	$(102.6)	$(45.1)	$55.3

Cash used in operating activities of $45.1 million in the first half of fiscal 2011 was driven by (i) a net loss of $40.4 million, (ii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $121.1 million due primarily to an increase in prepaid income taxes and seasonal increases in inventories and related accounts payable, offset by (iii) non-cash expenses of $116.4 million.

Cash provided by operating activities of $55.3 million in the first half of fiscal 2010 consisted of (i) net income of $79.6 million, (ii) non-cash expenses of $28.2 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $52.5 million due primarily to seasonal increases in inventories and related accounts payable and an increase in prepaid income taxes.

Investing Activities

Cash used in investing activities of $3,028.4 million in the first half of fiscal 2011 was driven by (i) $2,981.4 million cash paid to acquire the Company and (ii) $47.0 million for capital expenditures, of which $19.1 million related to the opening of new stores. Capital expenditures are planned at approximately $95 to $100 million for fiscal 2011, including approximately $30 million for new stores, approximately $25 million for information technology enhancements, approximately $20 million for warehouse and call center expansions, and the remainder for store renovations and corporate facilities.

Financing Activities

Cash provided by financing activities of $2,780.4 million in the first half of fiscal 2011 primarily reflect proceeds which were used to acquire the Company, including (i) borrowings under our senior secured credit facility of $1.2 billion, (ii) issuance of 8.125% senior notes of $400 million, and (iii) equity contributions from investment funds affiliated with TPG and LGP, co-investors and management of $1.2 billion. The Company recorded excess tax benefits of $76.0 million in connection with the cash settlement of outstanding share-based awards at the time of the Acquisition. The Company carried back losses associated with these excess tax benefits resulting in $64.0 million in refundable federal income taxes, which was collected in the third quarter of fiscal 2011.

ABL Facility

In connection with the Acquisition, on March 7, 2011, the Company entered into the ABL Facility, governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $250 million (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The borrowing base will equal the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus, 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for borrowings on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. The Company did not incur loans under the ABL Facility at the closing of the Acquisition. The amounts outstanding under the ABL Facility is due and payable in full on the fifth anniversary of the closing date.

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

The ABL Facility includes restrictions on Group’s ability and the ability of certain of its subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends (including to the Parent) on, or redeem or repurchase, capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company. In addition, from the time when excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $25 million, until the time when Group has excess availability under the ABL Facility equal to or greater than the greater of (a) 12.5% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $25 million for 30 consecutive days, the credit agreement governing the ABL Facility requires Group to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) tested as of the last day of each fiscal quarter that shall not be less than 1.0.

Although Group’s immediate parent is not generally subject to the negative covenants under the ABL Facility, such parent is subject to a holding company covenant that will limit its ability to engage in certain activities.

The credit agreement governing the ABL Facility additionally contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including without limitation, a cross-default according to the terms of any indebtedness with an aggregate principal amount of $35 million or more. If an event of default occurs under the ABL Facility, the lenders may declare all amounts outstanding under the ABL Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the ABL Facility to be sold.

There were no short-term borrowings during the first six months of fiscal 2011. Outstanding stand-by letters of credit were $3.7 million and excess availability, as defined, was $246.3 million at July 30, 2011

Demand Letter of Credit Facility

On October 31, 2007, the Company entered into an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $12.1 million and availability was $22.9 million at July 30, 2011 under this facility.

Outlook

Our short-term and long-term liquidity needs arise primary from (i) debt service requirements, (ii) capital expenditures and (iii) working capital needs. Management anticipates that capital expenditures will be approximately $95 to $100 million for fiscal 2011, including approximately $30 million for new stores, approximately $25 million for information technology enhancements, approximately $20 million for warehouse and call center expansions, and the remainder for store renovations and corporate facilities. Management believes that our current balances of cash and cash equivalents, cash flow from operations and availability under the ABL Facility will be adequate to finance debt service requirements, planned capital expenditures and working capital needs for the next twelve months. Our ability to fund our debt service requirements and to remain in compliance with the financial covenants, to make planned capital expenditures and to fund our operations depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and to other financial and business factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance programs. As of July 30, 2011, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$3.7	$—	$—	$—	$3.7
Documentary	12.1	12.1	—	—	—

	$15.8	$12.1	$—	$—	$3.7

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

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed with the SEC. Additionally, we consider the accounting policy with regard to the Transaction’s preliminary purchase price allocation to be critical. This accounting policy, as more fully described in Note 3 to the unaudited condensed consolidated financial statements, encompasses significant judgments and estimates used in the preparation of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Borrowings under the senior credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed would remain the same, and our net income and cash flow, including cash available for servicing our indebtedness, will correspondingly decrease. If LIBOR increases above 1.25%, a 0.125% increase in the floating rate applicable to the $1.2 billion outstanding under the Term Loan Facility would result in a $1.5 million increase in our annual interest expense. Assuming all revolving loans are drawn under the $250 million ABL Facility, a 0.125% change in the floating rate would result in a $0.3 million change in our annual interest expense. We have entered into interest rate swaps and caps in order to hedge the volatility of cash flows related to a portion of the Company’s floating rate indebtedness (see note 7 to the unaudited condensed consolidated financial statements). These hedges may not fully mitigate our interest rate risk, or may create additional risks.

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

In connection with the Acquisition, between November 24, 2010 and December 16, 2010, sixteen purported class action complaints were filed against some or all of the following: the Company, certain officers of the Company, members of the Company’s Board of Directors, Parent, J.Crew Group, Inc., TPG, TPG Fund VI and LGP. The plaintiffs in each of these complaints alleged, among other things, (1) that certain officers of the Company and members of the Company’s Board breached their fiduciary duties to the Company’s public stockholders by authorizing the Acquisition for inadequate consideration and pursuant to an inadequate process, and (2) that the Company, TPG and LGP aided and abetted the other defendants’ alleged breaches of fiduciary duty. The purported class action complaints sought, among other things, an order enjoining the consummation of the Acquisition, an order rescinding the Acquisition to the extent it is consummated and an award of compensatory damages.

The Delaware Actions

Between November 24, 2010 and December 8, 2010, seven of the purported class action complaints concerning the Acquisition were filed in the Delaware Court of Chancery. On December 14, 2010, these cases were consolidated into the Delaware Action. On January 16, 2011, the Company entered into a binding Memorandum of Understanding (“MOU”) with the other parties in the Delaware Action. The MOU provided for the settlement of all claims asserted in the Delaware Action against the Company and the other defendants. The Company and the other defendants agreed to the MOU pending the execution of a more formal settlement agreement. The MOU provided for, among other things, a one-time settlement payment of $10 million by J.Crew or its insurers to be distributed pro rata among the members of the class of Company shareholders on whose behalf the plaintiffs in the Delaware Action purport to act. Once the MOU was signed, the parties removed from the Court’s docket a preliminary injunction hearing that had been scheduled for February 24, 2011. By letter dated January 31, 2011, the plaintiffs in the Delaware Action attempted to repudiate the MOU and informed the Court that they were no longer in a position to support or pursue the settlement and indicated that they intended to seek monetary damages following the closing of the Acquisition. By letter dated February 1, 2011, the defendants informed the Court that they believe they have honored their obligations under the MOU and that they intended to seek specific performance of the MOU. The court held a conference on February 11, 2011, during which it stated that it would not entertain any applications in the litigation until after the shareholder vote. Following the shareholders’ approval of the Acquisition, the plaintiffs filed a Status Report and Motion to Resume Litigation. In that motion, the plaintiffs requested leave to recommence discovery concerning the merits of the Delaware Action. The Defendants opposed that motion, and at a March 15, 2011 hearing the Court ruled that discovery concerning the merits of the Delaware Action would be stayed until after the parties concluded litigation concerning the enforceability of the MOU.

On May 12, 2011, the Company, TPG, LGP and Parent filed an action (the “MOU Enforcement Action”) in the Delaware Court of Chancery asking the Court to order the plaintiffs in the Delaware Action to perform their legal commitment in the MOU to provide a “full and appropriate release of all claims that were asserted or could have been asserted” in the Delaware Action. If such specific performance is unavailable, the MOU Enforcement Action seeks, only as an alternative remedy, money damages from the plaintiffs in the Delaware Action. Also on May 12, 2011, the parties to the Delaware Action jointly submitted a proposed scheduling order for the Court’s approval that provides for a trial on the MOU Enforcement Action in October 2011. If the MOU is not enforced, the Company intends to defend against the allegations asserted in the Delaware Action vigorously.

On June 10, 2011, the plaintiffs in the Delaware Action moved to dismiss the MOU Enforcement Action. The Company and the other defendants who are parties to the MOU Enforcement Action filed a brief opposing dismissal on July 11, 2011. A reply brief was filed by the plaintiffs in the Delaware Action on July 26, 2011.

Between late July and August 30, 2011, the parties discussed the terms and conditions of a resolution of the Delaware Action. On August 30, 2011, the parties announced the terms of a proposed settlement (the “Proposed Settlement”) pursuant to which J.Crew or its insurers and TPG and Leonard Green or their insurers will make a one-time settlement payment of $16 million total (including the previously agreed-upon $10 million settlement payment which was announced on January 18, 2011), to be distributed pro rata among the members of the class of Company shareholders who are members of the settlement class and who held J.Crew shares as of the closing of the Acquisition on March 7, 2011. The Proposed Settlement will release all claims that were asserted or could have been asserted in the Delaware Action or that relate to the MOU or the Acquisition. The parties to the Delaware Action have executed a formal Stipulation of Settlement documenting the Proposed Settlement, which will be submitted to the Delaware Court of Chancery. The Proposed Settlement remains subject to approval of the Court of Chancery. The parties have agreed to stay the MOU Enforcement Action pending approval of the Proposed Settlement by the Court of Chancery. If the Proposed Settlement is approved, the Delaware Action and the MOU Enforcement Action will be dismissed, on the merits, with prejudice.

With respect to the Delaware Action, the Company recorded an expense for litigation settlement of $10 million and $6 million in the fourth quarter of fiscal 2010 and second quarter of fiscal 2011, respectively. The Company expects to recover an amount of the litigation settlement expense from certain other parties.

The New York Actions

Between November 24, 2010 and December 16, 2010, seven of the purported class action complaints concerning the Acquisition were filed in the Supreme Court of the State of New York. Those complaints are captioned respectively as Church v. J.Crew Group, Inc., et al., No. 652101-2010; Taki v. J.Crew Group, Inc., et al., No. 65125-2010; Weisenberg v. J.Crew Group, Inc., et al., No. 10115564-2010; Hekstra v. J.Crew Group, Inc., et al., No. 652175-2010; St. Louis v. J.Crew Group, Inc., et al., No. 652201-2010; Peoria Police Pension Fund v. Drexler, et al., No. 652239-2010; KBC Asset Management NV v. J.Crew Group, Inc., et al., No. 6522870-2010 (collectively, the “New York Actions”). At a hearing on February 24, 2011, the New York court denied a request from plaintiffs to enjoin the shareholder vote, and denied the plaintiffs’ request to lift the stay of proceedings, except to order the seven cases consolidated and to appoint the plaintiffs’ agreed-upon lead plaintiff structure. The cases otherwise remain stayed.

The Federal Actions

On December 1, 2010, a purported class action complaint, captioned Brazin v. J.Crew Group, Inc., No. 10 Civ. 8988, was filed in the United States District Court for the Southern District of New York. On December 14, 2010, another purported class action complaint, captioned Caywood v. Drexler, No. 10 Civ. 9328, was also filed in the United States District Court for the Southern District of New York (together with the Brazin Action, the “Federal Actions”). The plaintiffs in the Federal Actions assert claims that are largely duplicative of the claims asserted in the Delaware Action and New York Actions, but also allege that the defendants violated multiple federal securities statutes in connection with the filing of the Preliminary Proxy Statement on Schedule 14A. On March 16, 2011, the parties to the Federal Actions entered into a stipulation that stayed the Federal Actions until a final resolution or settlement of the Delaware Action.

With respect to the New York and Federal Actions, the Company assessed the probability of estimable amounts related to the matters and believes the resolution of them, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations.

Insurance

The Company has notified its insurers of each of the Delaware Action, the New York Actions, and the Federal Actions. By letter dated January 26, 2011, the Company’s primary directors and officers liability insurer, St. Paul Mercury Insurance Company (“Travelers”), stated that the claims asserted in the Delaware Action, the New York Actions, and the Federal Actions appeared to be claims against insured persons that would be covered by the applicable insurance policy, but identified potential defenses, exclusions, and limitations to coverage that it believed might apply, subject to reviewing additional information. In August of 2011, the Company held discussions with certain of its insurance carriers concerning coverage for the Delaware Action, the New York Actions, and the Federal Actions. Based on those discussions, while the Company believes that a portion of the costs, expenses and/or losses associated with the Delaware Action, the New York Actions, and the Federal Actions, including a portion of the $16 million litigation settlement expense discussed above, will be paid by the insurers under the applicable insurance policies, the Company cannot reasonably estimate the amount that will be recovered. Therefore, the Company has not recognized any insurance recovery on the litigation settlement charges as of July 30, 2011.

Other

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these other legal proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed.

ITEM 6.	EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Separation Agreement and General Release, date July 26, 2011, between J.Crew Group, Inc. and Trish Donnelly.*

10.2	Management Stockholders’ Agreement, dated as of March 7, 2011, by and among Chinos Holdings, Inc., Chinos Intermediate Holdings A, Inc. Chinos Intermediate Holdings B, Inc., Chinos Acquisition Corporation, and the Principal Investors, the MD Investors and Managers named therein.*

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at July 30, 2011 and January 30, 2010, (ii) the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 30, 2011 and July 31, 2010, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J.CREW GROUP, INC.
(Registrant)

Date: September 1, 2011	By:	/s/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: September 1, 2011	By:	/s/ JAMES SCULLY
James Scully
Chief Administrative Officer and Chief Financial Officer

EXHIBIT INDEX

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Separation Agreement and General Release, date July 26, 2011, between J.Crew Group, Inc. and Trish Donnelly.*

10.2	Management Stockholders’ Agreement, dated as of March 7, 2011, by and among Chinos Holdings, Inc., Chinos Intermediate Holdings A, Inc. Chinos Intermediate Holdings B, Inc., Chinos Acquisition Corporation, and the Principal Investors, the MD Investors and Managers named therein.*

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at July 30, 2011 and January 30, 2010, (ii) the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 30, 2011 and July 31, 2010, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.**

*	Filed herewith.
**	Furnished herewith.