Form 10-Q
period 2011-10-29
J CREW GROUP INC
filed 2011-12-01
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at December 1, 2011
Common Stock, $.01 par value per share	1,000 shares

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at October 29, 2011 (Successor) and January 29, 2011 (Predecessor)	3

	Condensed Consolidated Statements of Operations for the thirteen weeks ended October 29, 2011 (Successor) and October 30, 2010 (Predecessor)	4

	Condensed Consolidated Statements of Operations for the periods March 8, 2011 to October 29, 2011 (Successor), January 30, 2011 to March 7, 2011 (Predecessor), and the thirty-nine weeks ended October 30, 2010 (Predecessor)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the periods January 30, 2011 to March 7, 2011 (Predecessor) and March 8, 2011 to October 29, 2011 (Successor)	6

	Condensed Consolidated Statements of Cash Flows for the periods March 8, 2011 to October 29, 2011 (Successor), January 30, 2011 to March 7, 2011 (Predecessor), and for the thirty-nine weeks ended October 30, 2010 (Predecessor)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	32

Item 6.	Exhibits	33

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	October 29, 2011	January 29, 2011
	(Successor)	(Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$142,714	$381,360
Merchandise inventories	291,737	214,431
Prepaid expenses and other current assets	53,258	39,104
Prepaid income taxes	3,880	—

Total current assets	491,589	634,895

Property and equipment, net	258,815	197,210
Favorable lease commitments, net	52,271	—
Deferred financing costs, net	61,129	970
Deferred income taxes, net	—	20,171
Intangible assets, net	987,773	4,343
Goodwill	1,686,429	—
Other assets	2,473	2,577

Total assets	$3,540,479	$860,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,222	$147,083
Other current liabilities	123,096	117,642
Income taxes payable	—	1,673
Deferred income taxes, net	5,678	4,277
Current portion of long-term debt	12,000	—

Total current liabilities	297,996	270,675

Long-term debt	1,585,000	—
Unfavorable lease commitments and deferred credits, net	46,839	67,665
Deferred income taxes, net	409,704	—
Other liabilities	33,264	10,705

Total liabilities	2,372,803	349,045

Stockholders’ equity:
Common stock (Predecessor) $.01 par value; 200,000,000 shares authorized, 65,262,679 shares issued, and 63,909,780 shares outstanding	—	653
Common stock (Successor) $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,185,645	630,025
Accumulated other comprehensive loss	(15,231)	—
Accumulated deficit	(2,738)	(112,226)
Treasury stock, at cost (no shares and 1,352,899 shares held)	—	(7,331)

Total stockholders’ equity	1,167,676	511,121

Total liabilities and stockholders’ equity	$3,540,479	$860,166

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands)

	Thirteen weeks ended October 29, 2011	Thirteen weeks ended October 30, 2010
	(Successor)	(Predecessor)
Revenues:
Net sales	$473,027	$421,192
Other	6,548	8,137

Total revenues	479,575	429,329
Cost of goods sold, including buying and occupancy costs	277,806	242,708

Gross profit	201,769	186,621
Selling, general and administrative expenses	143,876	122,566

Income from operations	57,893	64,055
Interest expense – net	25,349	2,127

Income before income taxes	32,544	61,928
Provision for income taxes	10,944	24,095

Net income	$21,600	$37,833

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands)

	For the period March 8, 2011 to October 29, 2011	For the period January 30, 2011 to March 7, 2011	Thirty-nine weeks ended October 30, 2010
	(Successor)	(Predecessor)	(Predecessor)
Revenues:
Net sales	$1,171,450	$130,116	$1,223,037
Other	19,358	3,122	27,690

Total revenues	1,190,808	133,238	1,250,727
Cost of goods sold, including buying and occupancy costs	712,066	70,284	679,955

Gross profit	478,742	62,954	570,772
Selling, general and administrative expenses	415,748	47,550	372,286
Transaction costs	—	32,186	—

Income (loss) from operations	62,994	(16,782)	198,486
Interest expense, net	66,588	1,166	3,386

Income (loss) before income taxes	(3,594)	(17,948)	195,100
Provision (benefit) for income taxes	(856)	(1,798)	77,632

Net income (loss)	$(2,738)	$(16,150)	$117,468

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders’ equity
Predecessor:	Shares	Amount
Balance as of January 29, 2011	65,262,679	$653	$630,025	$(112,226)	$(7,331)	$511,121
Net loss	—	—	—	(16,150)	—	(16,150)
Share-based compensation	—	—	1,080	—	—	1,080
Exercise of stock options	6,025	—	79	—	—	79
Issuance of common stock under ASPP	33,912	—	1,051	—	—	1,051
Excess tax benefit from exercise of stock options	—	—	74,495	—	—	74,495
Net settlement of vested restricted stock	—	—	—	—	(20)	(20)
Other	—	—	—	(12)	—	(12)

Balance as of March 7, 2011	65,302,616	$653	$706,730	$(128,388)	$(7,351)	$571,644

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Successor:	Shares	Amount
Balance as of March 7, 2011	—	$—	$—	$—	$—	$—
Issuance of 1,000 shares of common stock	1,000	—	1,173,754	—	—	1,173,754
Share-based compensation	—	—	11,891	—	—	11,891
Comprehensive loss:
Net loss	—	—	—	(2,738)	—	(2,738)
Unrealized losses on cash flow hedges, net of tax	—	—	—	—	(15,231)	(15,231)

Total comprehensive loss	—	—	—	(2,738)	(15,231)	(17,969)

Balance as of October 29, 2011	1,000	$—	$1,185,645	$(2,738)	$(15,231)	$1,167,676

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the period March 8, 2011 to October 29, 2011	For the period January 30, 2011 to March 7, 2011	Thirty-nine weeks ended October 30, 2010
	(Successor)	(Predecessor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,738)	$(16,150)	$117,468
Adjustments to reconcile to net cash provided by (used in) operating activities:
Share-based compensation	47,015	1,080	6,852
Depreciation of property and equipment	41,795	3,929	36,694
Non-cash charge related to step-up in carrying value of inventory	30,833	—	—
Amortization of deferred financing costs	6,401	970	1,951
Amortization of intangible assets	6,537	—	—
Amortization of favorable lease commitments	8,739	—	—
Excess tax benefits from share-based compensation plans	—	(74,495)	(5,480)
Changes in operating assets and liabilities:
Merchandise inventories	(55,435)	(20,204)	(70,738)
Prepaid expenses and other current assets	(17,332)	3,178	(6,021)
Other assets	921	(825)	(103)
Accounts payable and other liabilities	30,904	(2,440)	8,663
Federal and state income taxes	39,418	3,847	4,064

Net cash provided by (used in) operating activities	137,058	(101,110)	93,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of J.Crew Group, Inc.	(2,981,415)	—	—
Capital expenditures	(69,351)	(2,644)	(37,952)

Net cash used in investing activities	(3,050,766)	(2,644)	(37,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,600,000	—	—
Proceeds from equity contributions, net of costs of $51,930	1,173,741	—	—
Excess tax benefit from share-based compensation plans	—	74,495	5,480
Payment of debt issuance costs	(67,530)	—	—
Proceeds from share-based compensation plans	—	1,130	4,854
Repayment of long-term debt	(3,000)	—	(49,229)
Repurchases of common stock	—	(20)	(2,908)

Net cash provided by (used in) financing activities	2,703,211	75,605	(41,803)

Increase (decrease) in cash and cash equivalents	(210,497)	(28,149)	13,595
Beginning balance	353,211	381,360	298,107

Ending balance	$142,714	$353,211	$311,702

Supplemental cash flow information:
Income taxes paid	$18,082	$—	$73,720

Interest paid	$48,351	$35	$1,001

Non-cash equity contribution from management shareholders	$102,483	$—	$—

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods July 31, 2011 to October 29, 2011 (Successor), March 8, 2011 to October 29, 2011 (Successor),

January 30, 2011 to March 7, 2011 (Predecessor), and the thirteen and thirty-nine weeks ended October 30, 2010 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

J.Crew Group, Inc. and its wholly owned subsidiaries (the “Company” or “Group”) was acquired (the “Acquisition”) on March 7, 2011 through a merger with Chinos Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of Chinos Holdings, Inc. (the “Parent”). The Parent was formed by investment funds affiliated with TPG Capital, L.P. (“TPG”) and Leonard Green & Partners, L.P. (“LGP” and together with TPG, the “Sponsors”). Subsequent to the Acquisition, Group became an indirect, wholly owned subsidiary of Parent, which is owned by affiliates of the Sponsors, co-investors and members of management. Prior to March 7, 2011, the Company operated as a public company with its common stock traded on the New York Stock Exchange.

Although the Company continued as the same legal entity after the Acquisition, the accompanying unaudited condensed consolidated statements of operations, stockholders’ equity and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Acquisition and the period succeeding the Acquisition. The Acquisition and the preliminary allocation of the purchase price were recorded as of March 7, 2011.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

•	Issuance of $400 million 8.125% senior unsecured notes due 2019 (the “Notes”); and

•	Equity investments of approximately $1.2 billion from Parent funded by the Sponsors, co-investors and management.

The Acquisition occurred simultaneously with:

•	The closing of the financing transactions and equity investments described above; and

•	The termination of the Company’s previous $200 million asset-based revolving credit facility.

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

In connection with the preliminary purchase price allocation, estimates of the fair values of long-lived and intangible assets have been determined based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists. As of October 29, 2011, preliminary purchase accounting adjustments have been recorded to: (i) increase the carrying value of property and equipment, and inventory, (ii) establish intangible assets for trade names, loyalty program, customer lists and favorable lease commitments, and (iii) revalue gift card and lease-related liabilities. This allocation of the purchase price is preliminary and subject to finalization of independent appraisals. Further revisions to the purchase price allocation may be made as additional information becomes available and such revisions could be material.

The preliminary allocation of purchase price is as follows:

Purchase price	$2,981,415
Less: net assets acquired	(571,644)
Less: after tax cost of post-combination share-based awards.	(21,425)

Preliminary excess of purchase price over book value of net assets acquired	$2,388,346

Write up of tangible assets:
Property and equipment	$35,334
Merchandise inventories	32,500
Fair market value of favorable leases	61,010

Acquisition-related intangible assets:
J.Crew brand name (indefinite lived)	885,300
Madewell brand name (20 year life)	82,000
Loyalty program and customer lists (5 year life)	27,010
Less historical intangible assets	(4,351)

Acquisition-related intangibles	989,959

Write down/(up) of liabilities:
Gift card liability revaluation	7,737
Deferred rent and lease incentive revaluation	66,880
Fair market value of unfavorable leases	(40,920)

Deferred income taxes:
Long-term deferred tax asset	(20,171)
Short-term deferred tax liability	(5,678)
Long-term deferred tax liability	(424,734)
Residual goodwill(1)	1,686,429

Total allocated excess purchase price	$2,388,346

(1)	Residual goodwill consists primarily of intangible assets related to the knowhow, design and merchandising of the Company’s brands that do not qualify for separate recognition in accordance with ASC 805.

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

(Dollars in millions)	For the Period January 30, 2011 to October 29, 2011		For the Period January 31, 2010 to October 30, 2010
	As reported	Pro forma	As reported	Pro forma
Total revenues	$1,324,046	$1,323,562	$1,250,727	$1,248,392

Net income (loss)	$(18,888)	$42,075	$117,468	$53,860

4. Transactions with Sponsors

In connection with the Transactions, the Company entered into a management services agreement with the Sponsors pursuant to which they received on the closing date an aggregate transaction fee of $35 million in cash in connection with the Transactions. In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that are provided to the Company, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 0.40% of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. For the period March 8, 2011 to October 29, 2011, Successor recorded an expense of $5.3 million for monitoring fees, included in selling, general and administrative expenses in the statement of operations.

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

Successor share-based compensation

On March 4, 2011, the Parent adopted a new equity incentive plan, which authorizes equity awards to be granted for up to 91,740,627 shares of the common stock of the Parent, of which options for 65,311,119 shares were issued to certain members of management, including (i) 41,600,264 options with an exercise price of $1.00 that become exercisable over the requisite service period and (ii) 23,710,855 options with an exercise price of $1.00 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The weighted average grant-date fair value of the time-based awards was $0.47 per share. For the period March 8, 2011 to October 29, 2011, Successor recorded an expense of $2.3 million for the time-based awards, included in selling, general and administrative expenses in the statement of operations. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until such event occurs.

Predecessor share-based compensation

Share-based compensation of Predecessor reflects the fair value of employee share-based awards, including stock options, time and performance-based restricted stock, and associate stock purchase plans, recognized as compensation expense on a straight-line basis over the requisite service period of the award. All outstanding share-based awards granted as of immediately prior to the Transactions became fully vested in connection with the Acquisition.

A summary of share-based compensation recorded in the statements of operations is a follows:

	For the Period March 8, 2011 to October 29, 2011	For the Period January 30, 2011 to March 7, 2011	For the Period January 31, 2010 to October 30, 2010
	(Successor)	(Predecessor)	(Predecessor)
Share-based compensation	$47,015	$1,080	$6,852

6. Long-Term Debt and Credit Agreements

Long-term debt consisted of the following:

	October 29, 2011	January 29, 2011
	(Successor)	(Predecessor)
Term Loan	$1,197,000	$—
Notes	400,000	—
Less current portion of Term Loan	(12,000)	—

Long-term debt	$1,585,000	$—

ABL Facility

In connection with the Acquisition, on March 7, 2011, the Company entered into the ABL Facility, governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $250 million (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The borrowing base will equal the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus, 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for borrowings on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. The Company did not incur loans under the ABL Facility at the closing of the Acquisition. Any amounts outstanding under the ABL Facility are due and payable in full on the fifth anniversary of the closing date of the Acquisition.

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

All obligations under the ABL Facility are unconditionally guaranteed by Group’s immediate parent and certain of Group’s existing and future wholly owned domestic subsidiaries (referred to herein as the subsidiary guarantors) and are secured, subject to certain exceptions, by substantially all of Group’s assets and the assets of Group’s immediate parent and the subsidiary guarantors, including, in each case subject to customary exceptions and exclusions:

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

The ABL Facility includes restrictions on Group’s ability and the ability of certain of its subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends (including to the Parent) on, or redeem or repurchase, capital stock, make certain acquisitions or investments, materially change its business, incur or permit to exist certain liens, enter into transactions with affiliates or sell its assets to, or merge or consolidate with or into, another company. In addition, from the time when excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $25 million, until the time when Group has excess availability under the ABL Facility equal to or greater than the greater of (a) 12.5% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $25 million for 30 consecutive days, the credit agreement governing the ABL Facility requires Group to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) tested as of the last day of each fiscal quarter that shall not be less than 1.0.

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

There were no short-term borrowings during the first nine months of fiscal 2011. Outstanding stand-by letters of credit were $7.7 million and excess availability, as defined, was $242.3 million at October 29, 2011.

Demand Letter of Credit Facility

The Company has an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $20.1 million and availability was $14.9 million at October 29, 2011 under this facility.

Term Loan

In connection with the Acquisition, on March 7, 2011, the Company entered into the Term Loan Facility, governed by a term loan credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $1,200 million. The Company is required to make quarterly principal payments of $3.0 million, or 0.25% of the original principal amount of the term loan. The quarterly principal payment for the third quarter was paid on October 31, 2011. The Company is also required to repay the term loan based on annual excess cash flows as defined in the agreement. Borrowings under the Term Loan mature on the seventh anniversary of the closing date of the Acquisition.

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

All obligations under the Term Loan Facility are unconditionally guaranteed by Group’s immediate parent and the subsidiary guarantors and are secured, subject to certain exceptions, by substantially all of Group’s assets and the assets of Group’s immediate parent and the subsidiary guarantors, including, in each case subject to customary exceptions and exclusions:

•

a first-priority pledge of all of Group’s capital stock directly held by Group’s immediate parent and a first-priority pledge of all of the capital stock directly held by Group and the subsidiary guarantors (which pledge, in the case of the capital stock of each (a) domestic subsidiary that is directly owned by Group or by any subsidiary guarantor and that is a disregarded entity for United States Federal income tax purposes substantially all of the assets of which consist of equity interests in one or more foreign subsidiaries or (b) foreign subsidiary, is limited to 65% of the stock of such subsidiary);

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

Group has been in compliance with its covenants during the terms of these agreements.

Interest expense

The significant components of interest expense are as follows:

	For the Period March 8, 2011 to October 29, 2011	For the Period January 30, 2011 to March 7, 2011	For the Period January 31, 2010 to October 30, 2010
	(Successor)	(Predecessor)	(Predecessor)
Term Loan	$37,488	$—	$—
Notes	21,458	—	—
Former term loan (extinguished in August 2010)	—	—	606
Amortization of deferred financing costs	6,401	970	1,951
Other, net of interest income	1,241	196	829

Interest expense, net	$66,588	$1,166	$3,386

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

Interest Rate Swaps

In April 2011, the Company entered into floating-to-fixed interest rate swap agreements for an initial aggregate notional amount of $600 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness once the Company’s interest rate cap agreements expire. These swap agreements, effective March 2013, hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in March 2016. As a result of the agreements, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness will be 3.56%.

Fair Value

As of the effective date, the Company designated the interest rate cap and interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate cap and interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these instruments are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

	October 29, 2011	January 29, 2011
	(Successor)	(Predecessor)
Interest rate caps (included in other assets)	$59	$—

Interest rate swaps (included in other liabilities)	$(24,293)	$—

Accumulated other comprehensive loss, net of tax	$15,231	$—

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

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $1,498 million at October 29, 2011 based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of October 29, 2011 or January 29, 2011 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Period March 8, 2011 to October 29, 2011	For the Period January 30, 2011 to March 7, 2011	For the Period January 31, 2010 to October 30, 2010
	(Successor)	(Predecessor)	(Predecessor)
Carrying value of long-term assets written down to fair value	$395	$—	$535

Impairment charge	$395	$—	$535

9. Income Taxes

Group files a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state tax returns in required jurisdictions. Effective for the tax year ended January 2012, the Company will file as a member of the consolidated group of Parent.

During fiscal 2011, the Company filed its federal income tax returns for the tax year ended January 2011 and the short-period ended March 7, 2011. The Company carried back losses incurred in connection with the Acquisition, resulting in refundable federal income taxes of $64 million, which were collected in the third quarter of fiscal 2011.

Tax returns for periods ended January 2009 through March 7, 2011 are subject to examination by the Internal Revenue Service. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2002 to 2010. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

The difference between the U.S. statutory income tax rate of 35% and the effective tax rate for the thirteen weeks ended October 29, 2011 (Successor), the period March 8, 2011 to October 29, 2011 (Successor), and the period January 30, 2011 to March 7, 2011 (Predecessor) of 33.6%, 23.8% and 10%, respectively, is primarily driven by (i) non-deductible Transaction costs and (ii) state and local income taxes, net of federal benefit.

As of October 29, 2011, the Company has $9.0 million in liabilities associated with uncertain tax positions (including interest and penalties of $1.4 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $5.6 million. During fiscal 2011, the Company reduced its liability for uncertain tax positions by $2.0 million, which related to a change in the assessment of the deductibility of certain Transaction costs and expiration of statutes of limitations. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

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

Between late July and August 30, 2011, the parties discussed the terms and conditions of a resolution of the Delaware Action. On August 30, 2011, the parties announced the terms of a proposed settlement (the “Proposed Settlement”) pursuant to which J.Crew or its insurers and TPG and Leonard Green or their insurers will make a one-time settlement payment of $16 million total (including the previously agreed-upon $10 million settlement payment which was announced on January 18, 2011), to be distributed pro rata among the members of the class of Company shareholders who are members of the settlement class and who held J.Crew shares as of the closing of the Acquisition on March 7, 2011. The Proposed Settlement will release all claims that were asserted or could have been asserted in the Delaware Action or that relate to the MOU or the Acquisition. The parties to the Delaware Action have executed a formal Stipulation of Settlement documenting the Proposed Settlement, which has been submitted to the Delaware Court of Chancery. The parties have agreed to stay the MOU Enforcement Action pending approval of the Proposed Settlement by the Court of Chancery. On November 15, 2011, the plaintiffs in the Delaware Action filed their opening brief in support of the Proposed Settlement, in which they also sought an award of attorneys’ fees and expenses in the total amount of $9.0 million. A hearing on whether to approve the Proposed Settlement will be held before the Court of Chancery on December 14, 2011. If the Proposed Settlement is approved, the Delaware Action and the MOU Enforcement Action will be dismissed, on the merits, with prejudice.

The Company recorded an expense for litigation settlement of $10 million and $6 million in the fourth quarter of fiscal 2010 and second quarter of fiscal 2011, respectively. In the third quarter of fiscal 2011, the Company (i) recognized a receivable of $10.7 million for estimated insurance recovery of the litigation settlement and (ii) recorded an expense, net of estimated insurance recovery, of $7.1 million for attorneys’ fees.

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

Insurance

The Company has notified its insurers of each of the Delaware Action, the New York Actions, and the Federal Actions. By letter dated January 26, 2011, the Company’s primary directors and officers liability insurer, St. Paul Mercury Insurance Company (“Travelers”), stated that the claims asserted in the Delaware Action, the New York Actions, and the Federal Actions appeared to be claims against insured persons that would be covered by the applicable insurance policy, but identified potential defenses, exclusions, and limitations to coverage that it believed might apply, subject to reviewing additional information. In August of 2011, the Company held discussions with certain of its insurance carriers concerning coverage for the Delaware Action, the New York Actions, and the Federal Actions. Based on those discussions, and more recent discussions with the insurers, the Company believes that a significant portion of the costs, expenses and/or losses associated with the Delaware Action, the New York Actions, and the Federal Actions will be paid by the insurers under the applicable insurance policies.

Other

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these other legal proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forward-Looking Statements

This report contains “forward-looking statements,” which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed with the SEC. When used herein, the terms “Group,” “Company,” “we,” “us” and “our” refer to J.Crew Group, Inc., including its wholly-owned consolidated subsidiaries.

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

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory and Madewell stores, and (2) Direct, which consists of our websites and catalogs. As of October 29, 2011, we operated 266 retail stores (including 10 crewcuts and 31 Madewell stores), 94 factory stores (including three crewcuts factory stores), and three clearance stores, throughout the United States; compared to 249 retail stores (including nine crewcuts and 19 Madewell stores), 82 factory stores (including one crewcuts factory store), and three clearance stores as of October 30, 2010.

The Company was acquired on March 7, 2011 through a merger (the “Acquisition”) with Chinos Acquisition Corporation, a wholly-owned subsidiary of Chinos Holdings, Inc. (the “Parent”). The Parent was formed by investment funds affiliated with TPG Capital, L.P. (“TPG”) and Leonard Green & Partners, L.P. (“LGP” and together with TPG, the “Sponsors”). Subsequent to the Acquisition, Group became an indirect wholly-owned subsidiary of Parent, which is controlled by affiliates of the Sponsors, co-investors and members of our management. Although the Company continued as the same legal entity after the Acquisition, our financial statements were prepared for two periods: Predecessor and Successor, which relate to the period preceding the Acquisition and the period succeeding the Acquisition.

We have prepared our discussion and analysis of the results of operations and cash flows by comparing the mathematical combination of the Successor and Predecessor periods in fiscal 2011 (“Combined”) to the comparable thirteen and thirty-nine week periods last year. All references to the first nine months of fiscal 2011 relate to the combined period of: (i) March 8, 2011 to October 29, 2011 of the Successor and (ii) January 30, 2011 to March 7, 2011 of the Predecessor. Although this presentation is not consistent with generally accepted accounting principles, we believe that it provides a meaningful method of comparison. Combined operating results (i) have not been prepared on a pro forma basis as if the Acquisition occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Acquisition, and (iii) may not be predictive of future results of operations.

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

The following is a summary of our revenues for the third quarter of fiscal 2011 compared to last year:

(Dollars in millions)	Thirteen Weeks Ended October 29, 2011	Thirteen Weeks Ended October 30, 2010
	(Successor)	(Predecessor)
Stores	$334.5	$303.3
Direct	138.5	117.9

Net sales	473.0	421.2
Other, primarily shipping and handling fees	6.6	8.1

Total revenues	$479.6	$429.3

The following is a summary of third quarter of fiscal 2011 highlights:

•	Revenues increased 11.7% to $479.6 million.

•	Comparable company sales increased 5.4%.

•	Comparable store sales increased 1.5%.

•	Direct net sales increased 17.5% to $138.5 million.

•

Income from operations decreased $6.2 million to $57.9 million, which includes (i) purchase accounting amortization of $12.3 million and (ii) Sponsor monitoring fees of $2.1 million, offset by (iii) estimated net Transaction-related insurance recovery of $3.6 million.

•	Pre-tax losses of Madewell increased to $2.6 million from $1.0 million last year. This year includes the impact of purchase accounting of $1.5 million.

•	We opened six J.Crew retail stores, four J.Crew factory stores, and seven Madewell stores.

•	We collected refundable federal income taxes of $64 million.

The following is a summary of our total revenues for the first nine months of fiscal 2011 and 2010:

(Dollars in millions)	For the Period March 8, 2011 to October 29, 2011	For the Period January 30, 2011 to March 7, 2011	Thirty-nine Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 30, 2010
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
Stores	$840.2	$86.5	$926.7	$888.2
Direct	331.2	43.6	374.8	334.8

Net sales	1,171.4	130.1	1,301.5	1,223.0
Other, primarily shipping and handling fees	19.4	3.1	22.5	27.7

Total revenues	$1,190.8	$133.2	$1,324.0	$1,250.7

The following is a summary of first nine months of fiscal 2011 highlights:

•	Revenues increased 5.9% to $1,324.0 million.

•	Comparable company sales increased 2.0%.

•	Comparable store sales decreased 1.1%.

•	Direct net sales increased 12.0% to $374.8 million.

•

Income from operations decreased $152.3 million to $46.2 million, which includes Acquisition-related expenses of $132.9 million consisting of (i) accelerated share-based compensation of $44.7 million, (ii) purchase accounting amortization of $47.8 million, (iii) Transaction costs of $32.2 million, (iv) Sponsor monitoring fees of $5.3 million, and (v) estimated net Transaction-related litigation expenses of $2.9 million.

•	Pre-tax losses of Madewell increased to $11.6 million from $6.9 million last year. This year includes the impact of purchase accounting of $4.0 million.

•	We opened seven J.Crew retail stores, eight J.Crew factory stores, one crewcuts store, one crewcuts factory store, and 11 Madewell stores. We closed one J.Crew retail store.

•

The Company was acquired on March 7, 2011 for approximately $3.0 billion financed with (i) borrowings under our senior secured credit facility of $1.2 billion, (ii) the issuance of 8.125% senior notes of $400 million, and (iii) equity contributions from investment funds affiliated with TPG and LGP, co-investors and management.

•	We collected refundable federal income taxes of $64 million.

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

Results of Operations – Third Quarter of Fiscal 2011 compared to Third Quarter of Fiscal 2010

	Thirteen Weeks Ended October 29, 2011 (Successor)		Thirteen Weeks Ended October 30, 2010 (Predecessor)		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$479.6	100.0%	$429.3	100.0%	$50.3	11.7%
Gross profit	201.8	42.1	186.6	43.5	15.2	8.1
Selling, general and administrative expenses	143.9	30.0	122.6	28.5	21.3	17.4
Income from operations	57.9	12.1	64.1	14.9	(6.2)	(9.6)
Interest expense, net	25.3	5.3	2.1	0.5	23.2	NM
Provision for income taxes	10.9	2.3	24.1	5.6	(13.2)	(54.6)
Net income	$21.6	4.5%	$37.8	8.8%	$(16.2)	(42.9)%

Revenues

Revenues increased $50.3 million, or 11.7%, to $479.6 million in the third quarter of fiscal 2011 from $429.3 million in the third quarter last year. This increase resulted primarily from (i) non-comparable store sales and (ii) an increase in Direct sales.

Stores sales increased $31.2 million, or 10.3%, to $334.5 million in the third quarter of fiscal 2011 from $303.3 million in the third quarter last year. Comparable store sales increased 1.5% to $292.1 million in the third quarter of fiscal 2011 from $287.7 million last year. Comparable store sales decreased 1.4% in the third quarter of fiscal 2010. Non-comparable store sales were $42.4 million in the third quarter of fiscal 2011.

Direct sales increased $20.6 million, or 17.5%, to $138.5 million in the third quarter of fiscal 2011 from $117.9 million in the third quarter last year. Direct sales increased $12.4 million, or 11.8%, in the third quarter of fiscal 2010.

Comparable company sales increased 5.4%, which was driven by (i) an increase in sales of women’s apparel, specifically sweaters, knits and pants and (ii) an increase in sales of men’s apparel, specifically woven shirts, pants and knits. Sales of children’s apparel and accessories also increased during the third quarter of fiscal 2011.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended October 29, 2011	Thirteen Weeks Ended October 30, 2010
	(Successor)	(Predecessor)
Apparel:
Women’s	60%	63%
Men’s	21	20
Children’s	7	5
Accessories	12	12

	100%	100%

Other revenues, which consist primarily of shipping and handling fees, decreased $1.5 million, or 19.5%, to $6.6 million in the third quarter of fiscal 2011 from $8.1 million in the third quarter last year. This decrease resulted primarily from (i) shipping and handling promotions partially offset by the impact of shipping and handling fees from increased Direct sales and (ii) a reduction in income from unredeemed gift cards as a result of a purchase accounting adjustment.

Gross Profit

Gross profit increased $15.2 million to $201.8 million in the third quarter of fiscal 2011 from $186.6 million in the third quarter last year. This increase resulted from the following factors:

(Dollars in millions)	Before Purchase Accounting Impact	Purchase Accounting Impact(1)	As Reported
Increase in revenues	$27.7	$—	$27.7
Increase (decrease) in merchandise margin	1.9	(5.8)	(3.9)
Increase in buying and occupancy costs	(7.6)	(1.0)	(8.6)

Increase (decrease) in gross profit	$22.0	$(6.8)	$15.2

(1)	Reflects non-cash charges related to step-up in carrying value of acquired inventories and amortization of favorable and unfavorable store lease commitments.

Gross margin decreased to 42.1% in the third quarter of fiscal 2011 from 43.5% in the third quarter last year. The decrease in gross margin was driven by: (i) a 140 basis point decrease from the purchase accounting adjustments described in the table above and (ii) a 40 basis point increase in buying and occupancy costs as a percentage of revenues, partially offset by (iii) a 40 basis point expansion in merchandise margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $21.3 million, or 17.4%, to $143.9 million in the third quarter of fiscal 2011 from $122.6 million in the third quarter last year. This increase primarily resulted from the following:

(Dollars in millions)	Before Purchase Accounting & Transaction	Purchase Accounting & Transaction Impact(1)	As Reported
Increase in operating expenses, primarily non-comparable stores and payroll	$16.9	$—	$16.9
Increase in share-based and incentive compensation	3.8	—	3.8
Estimated Transaction-related insurance recovery, net of expenses	—	(3.6)	(3.6)
Sponsor monitoring fees	—	2.1	2.1
Amortization related to acquisition-related intangible assets	—	2.5	2.5
Depreciation related to increase in carrying value of fixed assets	—	2.3	2.3
Amortization of favorable corporate lease commitments	—	0.7	0.7
Other selling, general and administrative expenses, net	(3.4)	—	(3.4)

Increase in selling, general and administrative expenses	$17.3	$4.0	$21.3

(1)	Reflects charges related to: (i) step-up in carrying value of our property and equipment, (ii) amortizable intangible assets for our Madewell trade name, loyalty program and customer lists, (iii) favorable lease commitments of our corporate office, (iv) Transaction-related litigation expenses, and (v) Sponsor monitoring fees.

As a percentage of revenues, selling, general and administrative expenses increased to 30.0% in the third quarter of fiscal 2011 from 28.5% in the third quarter last year. As a percentage of revenues, selling, general and administrative expenses, without the impact of purchase accounting and the Transaction, increased to 29.2% in the third quarter of fiscal 2011 from 28.5% in the third quarter last year.

Interest Expense, Net

Interest expense, net of interest income, increased $23.2 million to $25.3 million in the third quarter of fiscal 2011 from $2.1 million in the third quarter last year due to borrowings to finance the acquisition of the Company on March 7, 2011. A summary of interest expense is as follows:

(Dollars in millions)	Thirteen Weeks Ended October 29, 2011	Thirteen Weeks Ended October 30, 2010
	(Successor)	(Predecessor)
Term Loan	$14.3	$—
Notes	8.2	—
Amortization of deferred financing costs	2.4	1.5
Other, net of interest income	0.4	0.6

Interest expense, net	$25.3	$2.1

Income Taxes

The effective tax rate of 33.6% for the third quarter of fiscal 2011 reflects our expected annual effective tax rate of 40%, offset by the discrete impact of permanent differences related to certain Transaction-related litigation expenses and estimated insurance recovery.

Net Income

Net income decreased $16.2 million to $21.6 million in the third quarter of fiscal 2011 from $37.8 million in the third quarter last year. This decrease was due to a: (i) $23.2 million increase in interest expense and (ii) $21.3 million increase in selling, general and administrative expenses, partially offset by (iii) $15.2 million increase in gross profit and (iv) $13.2 million decrease in the provision for income taxes.

Results of Operations – First Nine Months of Fiscal 2011 compared to First Nine Months of Fiscal 2010

(Dollars in millions)	For the Period March 8, 2011 to October 29, 2011	For the Period January 30, 2011 to March 7, 2011	Thirty-nine Weeks Ended October 29, 2011
	(Successor)	(Predecessor)	(Combined)
Revenues	$1,190.8	$133.2	$1,324.0
Gross profit	478.7	63.0	541.7
Selling, general and administrative expenses(1)	415.7	79.7	495.4
Income (loss) from operations	63.0	(16.8)	46.2
Interest expense, net	66.6	1.2	67.8
Provision (benefit) for income taxes	(0.9)	(1.8)	(2.7)
Net income (loss)	$(2.7)	$(16.1)	$(18.8)

	Thirty-nine Weeks Ended October 29, 2011 (Combined)		Thirty-nine Weeks Ended October 30, 2010 (Predecessor)		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,324.0	100.0%	$1,250.7	100.0%	$73.3	5.9%
Gross profit	541.7	40.9	570.8	45.6	(29.1)	(5.1)
Selling, general and administrative expenses(1)	495.4	37.4	372.3	29.8	123.1	33.1
Income from operations	46.2	3.5	198.5	15.9	(152.3)	(76.7)
Interest expense, net	67.8	5.1	3.4	0.3	64.4	NM
Provision (benefit) for income taxes	(2.7)	(0.2)	77.6	6.2	(80.3)	(103.4)
Net income (loss)	$(18.8)	(1.4)%	$117.5	9.4%	$(136.3)	(116.1)%

(1)	including Transaction costs of $32.2 million recorded in the Predecessor period.

Revenues

Revenues increased $73.3 million, or 5.9%, to $1,324.0 million in the first nine months of fiscal 2011 from $1,250.7 million in the first nine months last year. This increase resulted primarily from (i) non-comparable store sales, (ii) an increase in Direct sales, offset by (iii) a decrease in comparable store sales.

Stores sales increased $38.5 million, or 4.3%, to $926.7 million in the first nine months of fiscal 2011 from $888.2 million in the first nine months last year. Comparable store sales decreased 1.1% to $836.0 million in the first nine months of fiscal 2011 from $845.5 million last year. Comparable store sales increased 7.5% in the first nine months of fiscal 2010. Non-comparable store sales were $90.7 million in the first nine months of fiscal 2011.

Direct sales increased $40.0 million, or 12.0%, to $374.8 million in the first nine months of fiscal 2011 from $334.8 million in the first nine months last year. Direct sales increased $45.8 million, or 15.8%, in the first nine months of fiscal 2010.

Comparable company sales increased 2.0%, which was driven by an increase in sales of men’s apparel, specifically woven shirts, pants and knits. Sales of women’s and children’s apparel and accessories also increased during the first nine months of fiscal 2011.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirty-nine Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 30, 2010
	(Combined)	(Predecessor)
Apparel:
Women’s	61%	64%
Men’s	22	20
Children’s	6	5
Accessories	11	11

	100%	100%

Other revenues, which consist primarily of shipping and handling fees, decreased $5.2 million, or 18.8%, to $22.5 million in the first nine months of fiscal 2011 from $27.7 million in the first nine months last year. This decrease resulted primarily from (i) shipping and handling promotions partially offset by the impact of shipping and handling fees from increased Direct sales and (ii) a reduction in income from unredeemed gift cards as a result of a purchase accounting adjustment.

Gross Profit

Gross profit decreased $29.1 million to $541.7 million in the first nine months of fiscal 2011 from $570.8 million in the first nine months last year. This decrease resulted from the following factors:

(Dollars in millions)	Before Purchase Accounting Impact	Purchase Accounting Impact(1)	As Reported (Combined)
Increase in revenues	$41.9	$—	$41.9
Decrease in merchandise margin	(17.4)	(30.8)	(48.2)
Increase in buying and occupancy costs	(20.2)	(2.6)	(22.8)

Increase (decrease) in gross profit	$4.3	$(33.4)	$(29.1)

(1)	Reflects non-cash charges recorded in the Successor period related to step-up in carrying value of acquired inventories and amortization of favorable and unfavorable store lease commitments.

Gross margin decreased to 40.9% in the first nine months of fiscal 2011 from 45.6% in the first nine months last year. The decrease in gross margin was driven by: (i) a 250 basis point decrease from the purchase accounting adjustments described in the table above, (ii) a 130 basis point deterioration in merchandise margin due to increased markdowns, and (iii) a 90 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (including Transaction costs of $32.2 million) increased $123.1 million, or 33.1%, to $495.4 million in the first nine months of fiscal 2011 from $372.3 million in the first nine months last year. This increase primarily resulted from the following:

(Dollars in millions)	Before Purchase Accounting & Transaction	Purchase Accounting & Transaction Impact(1)	As Reported (Combined)
Increase in operating expenses, primarily non-comparable stores and payroll	$31.3	$—	$31.3
Decrease in share-based and incentive compensation	(8.6)	—	(8.6)
Transaction costs	—	32.2	32.2
Transaction-related share based compensation	—	44.7	44.7
Transaction-related litigation expenses, net of estimated insurance recovery	—	2.9	2.9
Sponsor monitoring fees	—	5.3	5.3
Amortization related to acquisition-related intangible assets	—	6.6	6.6
Depreciation related to increase in carrying value of fixed assets	—	6.0	6.0
Amortization of favorable corporate lease commitments	—	1.8	1.8
Other selling, general and administrative expenses, net	0.9	—	0.9

Increase in selling, general and administrative expenses	$23.6	$99.5	$123.1

(1)	Reflects charges recorded in the Successor period related to: (i) step-up in carrying value of our property and equipment, (ii) amortizable intangible assets for our Madewell trade name, loyalty program and customer lists, (iii) favorable lease commitments of our corporate office, (iv) transaction-related litigation expenses, and (v) Sponsor monitoring fees.

As a percentage of revenues, selling, general and administrative expenses increased to 37.4% in the first nine months of fiscal 2011 from 29.8% in the first nine months last year. As a percentage of revenues, selling, general and administrative expenses, without the impact of purchase accounting and the Transaction, decreased to 29.9% in the first nine months of fiscal 2011 from 29.8% in the first nine months last year.

Interest Expense, Net

Interest expense, net of interest income, increased $64.4 million to $67.8 million in the first nine months of fiscal 2011 from $3.4 million in the first nine months last year due to borrowings to finance the Acquisition. A summary of interest expense is as follows.

(Dollars in millions)	For the Period March 8, 2011 to October 29,2011	For the Period January 30, 2011 to March 7, 2011	For the Thirty-nine Weeks Ended October 29, 2011	For the Thirty-nine Weeks Ended October 30, 2010
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
Term Loan	$37.5	$—	$37.5	$—
Notes	21.5	—	21.5	—
Amortization of deferred financing costs	6.4	1.0	7.4	2.0
Other, net of interest income	1.2	0.2	1.4	1.4

Interest expense, net	$66.6	$1.2	$67.8	$3.4

Income Taxes

The effective tax rate of 12.3% for the first nine months of fiscal 2011 reflects our expected annual effective tax rate of 40% offset by the discrete impact of permanent differences related to certain Transaction costs, Transaction-related litigation expense and estimated insurance recovery.

Net Income

Net income decreased $136.3 million to a net loss of $18.8 million in the first nine months of fiscal 2011 compared with a net income of $117.5 million in the first nine months last year. This decrease was due to a: (i) $29.1 million decrease in gross profit, (ii) $123.1 million increase in selling, general and administrative expenses, and (iii) $64.4 million increase in interest expense, partially offset by (iv) $80.3 million decrease in the provision for income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are balances of cash and cash equivalents, cash provided by operating activities, and borrowings available under our senior secured credit facilities. Currently, our primary cash needs include (i) debt service requirements, (ii) capital expenditures and (iii) working capital needs. The most significant components of our working capital are merchandise inventories, accounts payable and other current liabilities.

Operating Activities

(Dollars in millions)	For the Period March 8, 2011 to October 29,2011	For the Period January 30, 2011 to March 7, 2011	Thirty-nine Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 30, 2010
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
Net income (loss)	$(2.7)	$(16.1)	$(18.8)	$117.5
Adjustments to reconcile to net cash provided by operating activities:
Share-based compensation	47.0	1.1	48.1	6.9
Depreciation of property and equipment	41.8	3.9	45.7	36.7
Non-cash charge related to inventory step-up	30.8	—	30.8	—
Amortization of deferred financing costs	6.4	1.0	7.4	2.0
Amortization of intangible assets	6.5	—	6.5	—
Amortization of favorable lease commitments	8.7	—	8.7	—
Excess tax benefit from share-based compensation plans	—	(74.5)	(74.5)	(5.5)
Changes in operating assets and liabilities	(1.5)	(16.5)	(18.0)	(64.2)

Net cash provided by (used in) operating activities	$137.0	$(101.1)	$35.9	$93.4

Cash provided by operating activities of $35.9 million in the first nine months of fiscal 2011 was driven by (i) non-cash expenses of $147.2 million, offset by (ii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $92.5 million due primarily to seasonal increases in inventories and related accounts payable, and (iii) a net loss of $18.8 million.

Cash provided by operating activities of $93.4 million in the first nine months of fiscal 2010 consisted of (i) net income of $117.5 million, (ii) non-cash expenses of $45.6 million, offset by (iii) changes in operating assets and liabilities (including the impact of excess tax benefits from share-based compensation plans) of $69.7 million due primarily to seasonal increases in inventories and related accounts payable and an increase in federal and state income tax payments due to less prepaid taxes.

Investing Activities

Cash used in investing activities of $3,053.4 million in the first nine months of fiscal 2011 was driven by (i) $2,981.4 million cash paid to acquire the Company and (ii) $72.0 million for capital expenditures, of which $26.1 million related to the opening of new stores. Capital expenditures are planned at approximately $95 to $100 million for fiscal 2011, including approximately $30 million for new stores, approximately $25 million for information technology enhancements, approximately $20 million for warehouse and call center expansions, and the remainder for store renovations and corporate facilities.

Financing Activities

Cash provided by financing activities of $2,778.8 million in the first nine months of fiscal 2011 primarily reflect funds used to acquire the Company, including (i) borrowings under our senior secured credit facility of $1.2 billion, (ii) issuance of 8.125% senior notes of $400 million, and (iii) equity contributions from investment funds affiliated with TPG and LGP, co-investors and management of $1.2 billion. The Company recorded excess tax benefits of $74.5 million in connection with the cash settlement of outstanding share-based awards at the time of the Acquisition. The Company carried back losses associated with these excess tax benefits resulting in $64.0 million in refundable federal income taxes, which were collected in the third quarter of fiscal 2011.

ABL Facility

In connection with the Acquisition, on March 7, 2011, the Company entered into the ABL Facility, governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $250 million (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The borrowing base will equal the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus, 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for borrowings on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. The Company did not incur loans under the ABL Facility at the closing of the Acquisition. Any amounts outstanding under the ABL Facility are due and payable in full on the fifth anniversary of the closing date of the Acquisition.

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

All obligations under the ABL Facility are unconditionally guaranteed by Group’s immediate parent and certain of Group’s existing and future wholly owned domestic subsidiaries (referred to herein as the subsidiary guarantors) and are secured, subject to certain exceptions, by substantially all of Group’s assets and the assets of Group’s immediate parent and the subsidiary guarantors, including, in each case subject to customary exceptions and exclusions:

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

The ABL Facility includes restrictions on Group’s ability and the ability of certain of its subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends (including to the Parent) on, or redeem or repurchase, capital stock, make certain acquisitions or investments, materially change its business, incur or permit to exist certain liens, enter into transactions with affiliates or sell its assets to, or merge or consolidate with or into, another company. In addition, from the time when excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $25 million, until the time when Group has excess availability under the ABL Facility equal to or greater than the greater of (a) 12.5% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $25 million for 30 consecutive days, the credit agreement governing the ABL Facility requires Group to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) tested as of the last day of each fiscal quarter that shall not be less than 1.0.

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

There were no short-term borrowings during the first nine months of fiscal 2011. Outstanding stand-by letters of credit were $7.7 million and excess availability, as defined, was $242.3 million at October 29, 2011.

Demand Letter of Credit Facility

The Company has an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $20.1 million and availability was $14.9 million at October 29, 2011 under this facility.

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) debt service requirements, including quarterly principal payments and repayments based on annual excess cash flows as defined, (ii) capital expenditures and (iii) working capital needs. Management anticipates that capital expenditures will be approximately $95 to $100 million for fiscal 2011, including approximately $30 million for new stores, approximately $25 million for information technology enhancements, approximately $20 million for warehouse and call center expansions, and the remainder for store renovations and corporate facilities. Management believes that our current balances of cash and cash equivalents, cash flow from operations and availability under the ABL Facility will be adequate to finance debt service requirements, planned capital expenditures and working capital needs for the next twelve months. Our ability to fund our debt service requirements and to remain in compliance with the financial covenants, to make planned capital expenditures and to fund our operations depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and trade programs. As of October 29, 2011, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$7.7	$—	$—	$—	$7.7
Documentary	20.1	20.1	—	—	—

	$27.8	$20.1	$—	$—	$7.7

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

Between late July and August 30, 2011, the parties discussed the terms and conditions of a resolution of the Delaware Action. On August 30, 2011, the parties announced the terms of a proposed settlement (the “Proposed Settlement”) pursuant to which J.Crew or its insurers and TPG and Leonard Green or their insurers will make a one-time settlement payment of $16 million total (including the previously agreed-upon $10 million settlement payment which was announced on January 18, 2011), to be distributed pro rata among the members of the class of Company shareholders who are members of the settlement class and who held J.Crew shares as of the closing of the Acquisition on March 7, 2011. The Proposed Settlement will release all claims that were asserted or could have been asserted in the Delaware Action or that relate to the MOU or the Acquisition. The parties to the Delaware Action have executed a formal Stipulation of Settlement documenting the Proposed Settlement, which has been submitted to the Delaware Court of Chancery. The parties have agreed to stay the MOU Enforcement Action pending approval of the Proposed Settlement by the Court of Chancery. On November 15, 2011, the plaintiffs in the Delaware Action filed their opening brief in support of the Proposed Settlement, in which they also sought an award of attorneys’ fees and expenses in the total amount of $9.0 million. A hearing on whether to approve the Proposed Settlement will be held before the Court of Chancery on December 14, 2011. If the Proposed Settlement is approved, the Delaware Action and the MOU Enforcement Action will be dismissed, on the merits, with prejudice.

The Company recorded an expense for litigation settlement of $10 million and $6 million in the fourth quarter of fiscal 2010 and second quarter of fiscal 2011, respectively. In the third quarter of fiscal 2011, the Company (i) recognized a receivable of $10.7 million for estimated insurance recovery of the litigation settlement and (ii) recorded an expense, net of estimated insurance recovery, of $7.1 million for attorneys’ fees.

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

Insurance

The Company has notified its insurers of each of the Delaware Action, the New York Actions, and the Federal Actions. By letter dated January 26, 2011, the Company’s primary directors and officers liability insurer, St. Paul Mercury Insurance Company (“Travelers”), stated that the claims asserted in the Delaware Action, the New York Actions, and the Federal Actions appeared to be claims against insured persons that would be covered by the applicable insurance policy, but identified potential defenses, exclusions, and limitations to coverage that it believed might apply, subject to reviewing additional information. In August of 2011, the Company held discussions with certain of its insurance carriers concerning coverage for the Delaware Action, the New York Actions, and the Federal Actions. Based on those discussions, and more recent discussions with the insurers, the Company believes that a significant portion of the costs, expenses and/or losses associated with the Delaware Action, the New York Actions, and the Federal Actions will be paid by the insurers under the applicable insurance policies.

Other

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these other legal proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 includes a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed.

ITEM 6.	EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Letter Agreement, dated November 28, 2011, between the Company and Libby Wadle. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 29, 2011.

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at October 29, 2011 and January 30, 2010, (ii) the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J.CREW GROUP, INC.
(Registrant)

Date: December 1, 2011	By:	/s/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: December 1, 2011	By:	/S/ JAMES SCULLY
James Scully
Chief Administrative Officer and Chief Financial Officer

EXHIBIT INDEX

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Letter Agreement, dated November 28, 2011, between the Company and Libby Wadle. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 29, 2011.

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at October 29, 2011 and January 30, 2010, (ii) the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.**

*	Filed herewith.
**	Furnished herewith.