Form 10-K
period 2012-01-28
J CREW GROUP INC
filed 2012-03-19
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-175075	J.CREW GROUP, INC.	22-2894486

(Incorporated in Delaware)

770 Broadway

New York, New York 10003

Telephone: (212) 209 2500

Securities Registered Pursuant to Section 12(b) and 12(g) of the Act: None

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes     ☒  No

As of July 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

There were 1,000 shares of the Company’s $0.01 par value common stock outstanding on March 8, 2012.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report contains “forward-looking statements,” which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness and lease obligations, the strength of the economy, declines in consumer spending or changes in seasonal consumer spending patterns, competitive market conditions, our information systems, our ability to implement our real estate strategy, our ability to attract and retain key personnel, interruptions in our foreign sourcing operations, and other factors which are set forth under the heading “Risk Factors.” There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

“J.Crew,” the “Company,” “we,” “us” and “our” refer to J.Crew Group, Inc. (“Group”) and our wholly owned subsidiaries, including J.Crew Operating Corp. (“Operating”). Parent refers to our ultimate parent, Chinos Holdings, Inc.

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

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory and Madewell stores, and (2) Direct, which consists of our websites and catalogs. As of January 28, 2012, we operated 266 retail stores (including 10 crewcuts and 32 Madewell stores), 96 factory stores (including four crewcuts factory stores), and three clearance stores, throughout the United States and Canada; compared to 248 retail stores (including nine crewcuts and 20 Madewell stores), 85 factory stores (including two crewcuts factory stores) as of January 29, 2011.

Our fiscal year ends on the Saturday closest to January 31, typically resulting in a 52-week year, but occasionally includes an additional week, resulting in a 53-week year. All references to fiscal 2011 reflect the results of the 52-week period ended January 28, 2012; all references to fiscal 2010 reflect the results of the 52-week period ended January 29, 2011; and all references to fiscal 2009 reflect the results of the 52-week period ended January 30, 2010. In addition, all references to fiscal 2012 reflect the 53-week period ending February 2, 2013.

We were incorporated in the State of New York in 1988 and reincorporated in the State of Delaware in October 2005. Our principal executive offices are located at 770 Broadway, New York, NY 10003, and our telephone number is (212) 209-2500.

On March 7, 2011, J.Crew Group, Inc. was acquired by affiliates of TPG Capital, L.P. (together with such affiliates, “TPG”) and Leonard Green & Partners, L.P. (“LGP” and together with TPG, the “Sponsors”) in a transaction, referred to as the “Acquisition,” valued at approximately $3.1 billion, including the assumption of $1.6 billion of debt and the incurrence of approximately $155 million of transaction costs. As a result of the Acquisition, our stock is no longer publicly traded. Currently, the issued and outstanding shares of J. Crew Group, Inc. are indirectly owned by affiliates of the Sponsors, certain co-investors and members of management.

To consummate the Acquisition, we entered into new debt financing consisting of (i) $1,450 million of senior secured credit facilities (the “Senior Credit Facilities”) consisting of (a) a $250 million, 5-year asset-based revolving credit facility (the “ABL Facility”), which was undrawn at closing and remains undrawn at the date of this report and (b) a $1,200 million, 7-year term loan credit facility (the “Term Loan Facility”) and (ii) $400 million of 8.125% senior notes due 2019 (the “Notes”). We refer to the Acquisition and the related transactions, including the issuance and sale of the Notes and the borrowings under our Senior Credit Facilities, as the “Transactions.”

Although the Company continued as the same legal entity after the Acquisition, we determined our consolidated operating results for: (i) the period succeeding the Acquisition from March 8, 2011 to January 28, 2012 (“Successor”) and (ii) the period preceding the Acquisition from January 30, 2011 to March 7, 2011

(“Predecessor”). Where meaningful, we have presented disclosures with respect to the combination of the Successor and Predecessor periods, on a pro forma basis, which we refer to as “pro forma fiscal 2011.” The pro forma results of operations for fiscal 2011 give effect to the Acquisition as if it occurred on the first day of the fiscal year.

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

Madewell. Introduced in 2006, Madewell is a modern-day interpretation of an American clothing label originally founded in 1937. Madewell offers products exclusively for women, including perfect-fitting, heritage-inspired jeans and all the downtown-cool pieces to wear with them, from vintage-influenced tees, cardigans and blazers, to boots and jewelry. Madewell products are sold through Madewell retail stores and our Madewell website. Additionally, we introduced a Madewell catalog in fiscal 2011.

Channels

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory, and Madewell stores, and (2) Direct, which consists of our websites and catalogs. The following is a summary of our revenues by channel:

(in millions, except percentages)	Pro forma Fiscal 2011		Fiscal 2010		Fiscal 2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Stores	$1,280.7	69.0%	$1,192.9	69.2%	$1,110.9	70.4%
Direct	545.7	29.4	490.6	28.5	428.2	27.1
Other(a)	28.6	1.6	38.7	2.3	38.9	2.5

Total	$1,855.0	100.0%	$1,722.2	100.0%	$1,578.0	100.0%

(a)	Consists primarily of shipping and handling fees.

Stores

J.Crew Retail. Our J.Crew retail stores are located in upscale regional malls, lifestyle centers and street locations. Our retail stores are designed and fixtured with the goal of creating a distinctive, sophisticated and inviting atmosphere, with displays and information about product quality. We believe situating our stores in desirable locations is critical to the success of our business, and we determine store locations, as well as individual store sizes, based on several factors, including geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other high-end specialty retail stores. As of January 28, 2012, we operated 234 J.Crew retail stores (including 10 crewcuts stores) throughout the United States and Canada.

Our J.Crew retail stores averaged approximately 6,400 total square feet as of January 28, 2012, but are “sized to the market,” which means that we adjust the size of a particular retail store based on the projected revenues from that particular store. For example, at the end of fiscal 2011, our largest retail store, located in New York, was approximately 21,000 square feet, and our smallest retail store, a crewcuts store located in Connecticut, was approximately 900 square feet.

J.Crew Factory. Our J.Crew factory stores are located primarily in large outlet malls and are designed with simple, volume driving visuals to maximize the sale of key items. We design and develop a specific line of merchandise for our J.Crew factory stores based on products sold in previous seasons in our J.Crew retail stores and through our Direct channel. As of January 28, 2012, we operated 96 J.Crew factory stores (including four crewcuts factory stores) throughout the United States.

Our J.Crew factory stores averaged approximately 5,400 total square feet as of January 28, 2012, and are also “sized to the market.” For example, at the end of pro forma fiscal 2011, our largest factory store, located in Connecticut, was approximately 9,000 square feet, and our smallest factory store, a factory crewcuts store located in Florida, was approximately 1,500 square feet.

Madewell. Similar to J.Crew retail stores, our Madewell stores are located in upscale trade areas that include malls, lifestyle centers and street locations. Our Madewell store environments are carefully designed with the goal of capturing the look and feel of a downtown boutique, while still reflecting the quality and sophistication of our J.Crew stores. As of January 28, 2012, we operated 32 Madewell stores throughout the United States.

Our Madewell stores averaged approximately 3,900 total square feet as of January 28, 2012. At the end of pro forma fiscal 2011, our largest Madewell store, located in Washington, D.C., was approximately 9,600 square feet, and our smallest Madewell store, located in Maryland, was approximately 2,600 square feet.

The following table details the number of stores that we operated for the past three fiscal years:

	Retail stores				Factory stores
	J.Crew	crewcuts	Madewell	Total	J.Crew	crewcuts	Total	Total(a)
Fiscal 2009:
Beginning of year	211	5	10	226	73	1	74	300
New	7	4	8	19	5	—	5	24
Closed	(1)	—	(1)	(2)	(1)	—	(1)	(3)

End of year	217	9	17	243	77	1	78	321

Fiscal 2010:
Beginning of year	217	9	17	243	77	1	78	321
New	5	—	3	8	6	1	7	15
Closed	(3)	—	—	(3)	—	—	—	(3)

End of year	219	9	20	248	83	2	85	333

Fiscal 2011:
Beginning of year	219	9	20	248	83	2	85	333
New	8	1	13	22	9	2	11	33
Closed	(3)	—	(1)	(4)	—	—	—	(4)

End of year	224	10	32	266	92	4	96	362

(a)	Excludes three clearance stores.

Direct

Our Direct channel serves customers through websites for the J.Crew, crewcuts and Madewell brands. Our websites allow customers to purchase our merchandise over the Internet and include jcrew.com, madewell.com and jcrew.com/factory, a feature on our J.Crew website that offers an edited assortment of factory merchandise via our Direct channel. In fiscal 2011 we entered into an arrangement with an outside provider which gives us the ability to accept and fulfill orders from residents of certain countries outside of the United States, Canada, and Japan. We also use the Direct channel to sell exclusive styles not available in stores, introduce and test new product offerings, offer extended sizes and colors on various products, and drive targeted marketing campaigns. Our catalogs serve as an important branding vehicle to communicate to our customers across all channels. In fiscal 2011, we distributed approximately 4.1 billion catalog pages.

Financial Information about Segments

We have determined our operating segments on the same basis that we use to internally evaluate performance. Our operating segments are Stores and Direct, which have been aggregated into one reportable financial segment. We aggregate our operating segments because they have similar class of consumer, economic characteristics, nature of products, nature of production and distribution methods.

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

Our teams work closely with each other in order to leverage market data, ensure the quality of our products and remain true to our unified brand image. Our technical design team develops construction and fit specifications for every product, ensuring quality workmanship and consistency across product lines.

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

Marketing and Advertising

The J.Crew catalog is the primary branding and advertising vehicle for the J.Crew brand. We believe our catalog reinforces the J.Crew mission and brand image, while driving sales in all of our channels. We believe we have distinguished ourselves from other catalog retailers by utilizing high quality photography and art direction. We have also expanded our marketing strategy to include online, print and outdoor advertising.

Furthermore, we offer a private-label credit card through an agreement with World Financial Network National Bank, or the WFNNB, under which WFNNB owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. In fiscal 2011, sales on J.Crew credit cards made up approximately 17% of our total net sales. We believe that our credit card program encourages frequent store and website visits and catalog sales and promotes multiple-item purchases, thereby cultivating customer loyalty to the J.Crew brand and increasing sales. We also maintain a loyalty program by offering rewards for customer spending on J.Crew credit cards.

Sourcing

We source our merchandise in two ways: through the use of buying agents, and by purchasing merchandise directly from trading companies and manufacturers. We have no long-term merchandise supply contracts, and we typically transact business on an order-by-order basis. In fiscal 2011, we worked with nine buying agents, who supported our relationships with vendors that supplied approximately 58% of our merchandise, with one of these buying agents supporting our relationships with vendors that supplied approximately 45% of our merchandise. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with the vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in the factories, inspecting finished merchandise and carrying out other administrative communications on our behalf. In fiscal 2011, we worked with a number of trading companies, and purchased approximately 27% of our merchandise from two of these companies. Trading companies control factories which manufacture merchandise and also handle certain other shipping and customs matters related to importing the merchandise into the United States. We sourced the remaining 15% of our merchandise directly with manufacturers both within the United States and overseas with the majority of whom we have long-term, and what we believe to be, stable relationships.

Our sourcing base currently consists of 180 vendors who operate 286 factories in 21 countries. Our top 10 vendors supply 50% of our merchandise. Each of our top 10 vendors uses multiple factories to produce its merchandise, which we believe gives us a high degree of flexibility in placing production of our merchandise. We believe we have developed strong relationships with our vendors, some of which rely upon us for a significant portion of their business.

In fiscal 2011, approximately 85% of our merchandise was sourced in Asia (with 72% of our products sourced from China, Hong Kong and Macau), 11% was sourced in Europe and other regions, and 4% was sourced in the United States. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution

We operate two distribution facilities and two customer call centers. We own a 282,000 square foot facility in Asheville, North Carolina that houses our distribution operations for our stores. This facility currently employs approximately 250 full and part-time associates during our non-peak season and approximately 20 additional associates during our peak season. Merchandise is transported from this distribution center to our stores by independent trucking companies, Federal Express or UPS, with a transit time of approximately two to five days.

We also own a 262,000 square foot facility, and lease a 63,700 square foot facility, both located in Lynchburg, Virginia. These facilities contain a customer call center and order fulfillment operations for our Direct channel. In fiscal 2011, we commenced construction to expand the owned facility by approximately 155,000 square feet. The Lynchburg facilities currently employ approximately 1,200 full and part-time associates during our non-peak season and approximately 500 additional associates during our peak season. Merchandise sold via our Direct channel is sent directly to customers from this distribution center via the United States Postal Service, UPS or Federal Express.

We also lease a 45,800 square foot customer call center in San Antonio, Texas. This facility currently employs approximately 100 full and part-time associates during our non-peak season and approximately 200 additional associates during our peak season.

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

Our business is seasonal and as a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually substantially higher in our fourth fiscal quarter, particularly December when customers make holiday purchases. In fiscal 2011, we realized approximately 29% of our revenues in the fourth fiscal quarter.

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

Associates

As of January 28, 2012, we had approximately 13,100 associates, of whom approximately 4,200 were full-time associates and 8,900 were part-time associates. Approximately 1,300 of these associates are employed in our customer call center and Direct order fulfillment operations facilities in Lynchburg, Virginia, approximately 260 of these associates work in our store distribution center in Asheville, North Carolina, and approximately 260 of these associates work in our call center in San Antonio, Texas. In addition, approximately 3,100 associates are hired on a seasonal basis in these facilities and our stores to meet demand during the peak season. None of our associates are represented by a union. We have had no labor-related work stoppages and we believe our relationship with our associates is good.

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

Copies of the reports and other information we file with the SEC may also be examined by the public without charge at 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information.

ITEM 1A.	RISK FACTORS.

We face a variety of risks that are substantial and inherent in our business. The following are some of the more important risk factors that could affect our business.

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

We believe that our current cash balance, cash flow from operations and availability under our Senior Credit Facilities provide us with sufficient liquidity. However, a decrease in liquidity of our customers and suppliers could have a material adverse effect on our results of operations and liquidity.

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

In addition, a significant portion of our revenues come from our Direct channel, which is subject to intense competition. In order to retain customers and attract new customers to our website, we may have to offer promotional prices and reduced rate or free shipping offers. For our international customers online, we may also face pricing and competitive pressures as a result of import costs and currency conversion. Finally, the rapid pace of technological change may require us to incur costs to implement new systems and platforms in order to meet customer demand and to provide a desirable online shopping experience for our customers.

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

Our expanded product offerings, new sales channels, new brand concepts and plans to expand internationally may not be successful, and implementation of these strategies may divert our operational, managerial and administrative resources, which could impact our competitive position.

We have grown our business in recent years by expanding our product offerings and sales channels, including by marketing our crewcuts line of children’s apparel and accessories and our Madewell brand of women’s apparel, footwear and accessories. We have opened a small number of free-standing stores dedicated to men’s wear, crewcuts and “collection” items. We have recently opened stores in Canada, expanded our international shipping and are planning to further expand internationally in the future. These strategies involve various risks discussed elsewhere in these risk factors, including:

•	implementation may be delayed or may not be successful,

•

if our expanded product offerings and sales channels or our international growth efforts fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our sales may decrease,

•	if customers (domestic or international) do not respond to these product offerings and sales channels as anticipated, these strategies may not be profitable on a larger scale, and

•

implementation of these plans may divert management’s attention from other aspects of our business, increase costs and place a strain on our management, operational and financial resources, as well as our information systems.

In addition, our new product offerings, new brand concepts, new sales channels and international expansion may be affected by, among other things, economic, demographic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and style trends. Further rollout of these strategies could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact our competitive position and reduce our revenue and profitability.

Our growth strategy depends on the successful execution of our efforts to grow the Direct business and expand internationally.

Our current growth strategy includes international expansion through both the Direct and retail channels. We have recently opened stores in Canada and expanded our online presence to a number of countries. We plan to open stores in additional countries in the future, including locations in Asia and Europe. We do not have experience operating in these regions and we will face established competition in most of these markets. Many of these countries have different operational requirements, including but not limited to employment and labor, transportation, logistics, real estate and local reporting or legal requirements. Consumer tastes and trends may differ from country to country and there may be seasonal differences, which may result in lower sales and/or margins for our products. Our success internationally could also be adversely impacted by the global economy, fluctuations in foreign currency exchange rates, changes in diplomatic or trade relationships, political instability and foreign government regulation.

In addition, as we continue to expand our overseas operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. We must use all commercially reasonable efforts to ensure our associates and agents comply with these laws. If any of our associates or agents violate such laws we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

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

We expanded our store base by 29 net new stores in fiscal 2011. We are also reviewing our existing store base and identifying opportunities, where available, to renegotiate the terms of those leases. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew our existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

Our inability to maintain or increase levels of comparable company sales, comparable store sales or Direct sales could cause our earnings to decline.

If our future comparable company sales, comparable store sales or sales from our Direct channel fail to meet expectations, our earnings could decline. In addition, our results have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, in the previous three fiscal years, our quarterly comparable company sales changes have ranged from an increase of 15.9% to a decrease of 5.2%, our quarterly comparable store sales changes have ranged from an increase of 16.6% to a decrease of 5.8% and sales changes in our Direct channel have ranged from an increase of 19.9% to a decrease of 5.5%. A variety of factors affect comparable company sales, comparable store sales and Direct sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions. These factors may cause our comparable company sales, comparable store sales and Direct sales results to be materially lower than previous periods and our expectations, which could impact our ability to leverage fixes expenses, such as store rent and store asset depreciation, which may adversely affect our financial condition or results of operations.

Interruption in our foreign sourcing operations could disrupt production, shipment or receipt of our merchandise, which would result in lost sales and could increase our costs.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of all of our products. Our products are manufactured to our specifications primarily by foreign manufacturers. We cannot control all of the various factors, which include inclement weather, natural disasters, political and financial instability, strikes, health concerns regarding infectious diseases in countries in which our merchandise is produced, and acts of terrorism that might affect a manufacturer’s ability to ship orders of our products in a timely manner or to meet our quality standards. Late delivery of products or delivery of products that do not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores for those items. These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

In fiscal 2011, approximately 95% of our merchandise was sourced from foreign factories. In particular, approximately 72% of our merchandise was sourced from China, Hong Kong and Macau. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. While substantially all of our foreign purchases of our products are negotiated and paid for in U.S. dollars, the cost of our products may be affected by fluctuations in the value of relevant foreign currencies. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, economic conditions, disruption of imports by labor disputes and local business practices.

Increases in the demand for, or the price of, raw materials used to manufacture our products or other fluctuations in sourcing costs could increase our costs and hurt our profitability.

The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by high demand for fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. In addition, our sourcing costs may also fluctuate due to labor conditions, transportation or freight costs, energy prices, currency fluctuations or other unpredictable factors. For example, we have experienced fluctuations in the price of cotton that is used to manufacture some of our merchandise. In addition, the cost of labor at many of our third-party manufacturers and the cost of transportation have been increasing and it is unlikely that such cost pressures will abate.

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

Our Direct order fulfillment operations are housed in a single facility along with one of our customer call centers, while distribution operations for our stores are housed in another single facility. Although we maintain back-up systems for these facilities, they may not be able to prevent a significant interruption in the operation of these facilities due to natural disasters, accidents, failures of the inventory locator or automated packing and shipping systems we use or other events. In addition, we have upgraded certain Direct channel systems, including our web platform, order management system and warehouse management system in order to support recent and expected future growth. We experienced some interruptions in the past in connection with our Direct channel systems and while we made progress in stabilizing these systems, there can be no assurance that future interruptions will not occur. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

Third party failure to deliver merchandise from our distribution centers to our stores and to customers or a disruption or adverse condition affecting our distribution centers could result in lost sales or reduced demand for our merchandise.

The success of our stores depends on their timely receipt of merchandise from our distribution facilities, and the success of our Direct channel depends on the timely delivery of merchandise to our customers. Independent third-party transportation companies deliver our merchandise to our stores and to our customers. Some of these third parties employ personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our brand, increased logistics costs and excess inventory. Timely receipt of merchandise by our stores and our customers may also be affected by factors such as inclement weather, natural disasters, accidents, system failures and acts of terrorism. We may respond by increasing markdowns or initiating marketing promotions, which would decrease our gross profits and net income. Inability to recover from a business interruption and return to normal operations within a reasonable period of time could have a material adverse impact on our results of operations and damage our brand reputation.

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

Impairment of our goodwill or our intangible assets could negatively impact our net income and stockholders’ equity.

A substantial portion of our total assets consists of goodwill and intangible assets. Goodwill and certain intangible assets are not amortized, but are tested for impairment at least annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of our net assets is less than its carrying amount. Testing for impairment involves an estimation of the fair value of our net assets and other factors and involves a high degree of judgment and subjectivity. There are numerous risks that may cause the fair value of our net assets to fall below its carrying amount, including those described elsewhere in this annual report on Form 10-K. If we have an impairment of our goodwill or intangible assets, the amount of any impairment could be significant and could negatively impact our net income and stockholders’ equity for the period in which the impairment charge is recorded.

We are, and may continue to be in the future, a party to legal proceedings that could adversely affect our business.

We, along with certain of our officers, directors, corporate entities and Sponsors were named as defendants in purported class action lawsuits brought by certain stockholders challenging the Acquisition. See “Item 3—Legal Proceedings.” On December 14, 2011 a settlement was approved in the Delaware Court of Chancery which releases all claims that were asserted or could have been asserted in the Delaware Action. We are continuing to work on resolution of the New York Actions and the Federal Actions, as discussed more fully in “Item 3—Legal Proceedings.”

From time to time, we are a party to other legal proceedings, including matters involving personnel and employment issues, personal injury, intellectual property and other proceedings arising in the ordinary course of business. In addition, there are an increasing number of cases being filed in the retail industry generally that contain class action allegations, such as those relating to privacy and wage and hour laws. We evaluate our exposure to these legal proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have a material adverse impact on our financial results.

Risks Related to Our Indebtedness and Certain Other Obligations

Our substantial indebtedness and lease obligations could adversely affect our ability to raise additional capital to fund our operations and make strategic acquisitions, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. Our total indebtedness, as of January 28, 2012 was $1,594 million, consisting of borrowings under our Term Loan Facility of $1,194 million and $400 million of outstanding Notes. We can also borrow up to $250 million under our ABL Facility, subject to a borrowing base limitation. Our Senior Credit Facilities also allow an aggregate of $350 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions, including, in the case of $200 million of incremental term facilities, a pro forma total senior secured leverage ratio of less than or equal to 3.75 to 1.00. No incremental facilities are currently in effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities and Indenture.”

We also have, and will continue to have, significant lease obligations. As of January 28, 2012, our minimum annual rental obligations under long-term operating leases for fiscal 2012 and fiscal 2013 are $110 million and $113 million, respectively.

Our high degree of leverage and significant lease obligations could have important consequences for our creditors, including holders of our Notes. For example, they could:

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

Our cash interest expense for pro forma fiscal 2011 was $91.7 million.

Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness in the future. This could further exacerbate the risks associated with our substantial financial leverage.

The terms of the indenture governing our Notes and the credit agreements governing our Senior Credit Facilities permit us to incur a substantial amount of additional debt, including secured debt. Any additional borrowings under our Senior Credit Facilities, and any other secured debt, would be effectively senior to the Notes and the guarantees thereto to the extent of the value of the assets securing such indebtedness. If new debt is added to our and our subsidiaries’ current debt levels, the risks that we now face as a result of our leverage would intensify and could have a negative impact on our credit rating. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities and Indenture.”

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The credit agreements governing our Senior Credit Facilities and the indenture governing our Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our, our immediate parent’s (solely with respect to the Senior Credit Facilities) and our restricted subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company. In addition, the credit agreement governing our ABL Facility requires us to satisfy a minimum fixed charge coverage ratio if our excess availability falls below a certain threshold. Our ability to satisfy these financial tests and ratios may be affected by events outside of our control.

Upon the occurrence of an event of default under our Senior Credit Facilities, the lenders thereunder could elect to declare all amounts outstanding under our Senior Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Senior Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Senior Credit Facilities. If the lenders under our Senior Credit Facilities accelerate the repayment of borrowings, we may not have sufficient assets to repay our Senior Credit Facilities, as well as our other secured and unsecured indebtedness, including our outstanding Notes.

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

Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our Senior Credit Facilities, in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In any such circumstance, we may need to refinance all or a portion of our indebtedness, including our Senior Credit Facilities and the notes, on or before maturity. We may not be able to refinance any of our indebtedness, including our Senior Credit Facilities and the Notes, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms or at all. The credit agreements governing our Senior Credit Facilities and the indenture governing the Notes restrict our ability to sell assets and use the proceeds from such sales.

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

Borrowings under our Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed would remain the same, and our net income and cash flow, including cash available for servicing our indebtedness, will correspondingly decrease. If LIBOR increases above 1.25%, a 0.125% increase in the floating rate applicable to the $1,194 million outstanding under the Term Loan Facility would result in a $1.5 million increase in our annual interest expense. Assuming all revolving loans are drawn under the $250 million ABL Facility, a 0.125% change in the floating rate would result in a $0.3 million change in our annual interest expense. Although we have entered into interest rate cap and swap agreements to hedge the variability of cash flows related to our floating rate indebtedness these measures may not fully mitigate our risk or may not be effective.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We are headquartered in New York City. Our headquarter offices are leased under a lease agreement expiring in 2022, with an option to renew thereafter. We own two facilities: (i) a 262,000 square foot customer call center, order fulfillment and distribution center in Lynchburg, Virginia (during fiscal 2011, we commenced construction to expand this facility by approximately 155,000 square feet) and (ii) a 282,000 square foot distribution center in Asheville, North Carolina. We also lease two facilities: (i) a 63,700 square foot facility in Lynchburg, Virginia under a lease agreement expiring in April 2013 and (ii) a 45,800 square foot customer call center in San Antonio, Texas under a lease agreement expiring in October 2021.

As of January 28, 2012, we operated 266 retail stores (including 10 crewcuts and 32 Madewell stores), 96 factory stores (including four crewcuts factory stores), and three clearance stores, in 44 states, the District of Columbia, and Canada. All of the retail and factory stores are leased from third parties and the leases historically have in most cases had terms of 5 to 15 years. A portion of our leases have options to renew for periods typically ranging from 5 to 10 years. Generally, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. When opportunities exist, we renegotiate with landlords to obtain more favorable terms.

The table below sets forth the number of retail (including crewcuts and Madewell stores) and factory stores operated by us in the United States and Canada as of January 28, 2012.

	Retail stores				Factory stores			Total(a)
	J.Crew	crewcuts	Madewell	Total	J.Crew	crewcuts	Total
Alabama	2	—	—	2	1	—	1	3
Arizona	4	—	—	4	1	—	1	5
Arkansas	1	—	—	1	—	—	—	1
California	29	—	5	34	7	—	7	41
Colorado	4	—	—	4	3	—	3	7
Connecticut	10	1	2	13	2	—	2	15
Delaware	1	—	—	1	1	—	1	2
Florida	12	1	1	14	8	1	9	23
Georgia	6	—	1	7	3	—	3	10
Hawaii	1	—	—	1	—	—	—	1
Idaho	1	—	—	1	—	—	—	1
Illinois	9	—	1	10	1	—	1	11
Indiana	1	—	—	1	2	—	2	3
Iowa	1	—	—	1	1	—	1	2
Kansas	1	—	—	1	1	—	1	2
Kentucky	2	—	—	2	—	—	—	2
Louisiana	2	—	—	2	—	—	—	2
Maine	—	—	—	—	2	—	2	2
Maryland	4	—	3	7	3	—	3	10
Massachusetts	11	1	2	14	2	1	3	17
Michigan	7	—	1	8	3	—	3	11
Minnesota	5	—	—	5	—	—	—	5
Mississippi	1	—	—	1	1	—	1	2
Missouri	3	1	—	4	1	—	1	5
Nebraska	1	—	—	1	—	—	—	1
Nevada	2	—	—	2	1	—	1	3
New Hampshire	1	—	—	1	2	—	2	3
New Jersey	14	—	2	16	5	1	6	22
New Mexico	1	—	—	1	—	—	—	1
New York	23	3	4	30	6	1	7	37
North Carolina	7	—	1	8	4	—	4	12
Ohio	6	—	2	8	2	—	2	10
Oklahoma	2	—	—	2	1	—	1	3
Oregon	3	—	—	3	1	—	1	4
Pennsylvania	9	1	1	11	6	—	6	17
Rhode Island	2	—	—	2	—	—	—	2
South Carolina	2	—	—	2	5	—	5	7
Tennessee(b)	3	—	—	3	2	—	2	5
Texas	11	1	2	14	6	—	6	20
Utah	2	—	—	2	1	—	1	3
Vermont	1	—	—	1	1	—	1	2
Virginia	7	—	1	8	3	—	3	11
Washington	3	1	2	6	1	—	1	7
Wisconsin	3	—	—	3	2	—	2	5
District of Columbia	2	—	1	3	—	—	—	3
Ontario, Canada	1	—	—	1	—	—	—	1

Total	224	10	32	266	92	4	96	362

(a)	Excludes three clearance stores, two located in Virginia and one in North Carolina.
(b)	Includes one factory store which is temporarily closed due to flooding.

ITEM 3.	LEGAL PROCEEDINGS.

In addition to those discussed below, we are subject to various other legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these other legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

Litigation Relating to the Acquisition

In connection with the Acquisition, between November 24, 2010 and December 16, 2010, sixteen purported class action complaints were filed against some or all of the following: the Company, certain officers of the Company, members of the Company’s board of directors (the “Board”), Parent, J.Crew Group, Inc., TPG Capital, L.P., TPG Fund VI and LGP. The plaintiffs in each of these complaints alleged, among other things, (1) that certain officers of the Company and members of the Company’s Board breached their fiduciary duties to the Company’s public stockholders by authorizing the Acquisition for inadequate consideration and pursuant to an inadequate process, and (2) that the Company, TPG Capital, L.P. and LGP aided and abetted the other defendants’ alleged breaches of fiduciary duty. The purported class action complaints sought, among other things, an order enjoining the consummation of the Acquisition, an order rescinding the Acquisition to the extent it was consummated and an award of compensatory damages.

The Delaware Actions

Between November 24, 2010 and December 8, 2010, seven of the purported class action complaints concerning the Acquisition were filed in the Delaware Court of Chancery. On December 14, 2010, these cases were consolidated into a single action (the “Delaware Action”). As previously disclosed, on August 30, 2011, the parties announced the terms of a proposed settlement of the Delaware Action, and certain related litigation (the “Settlement”) pursuant to which J.Crew or its insurers and TPG and LGP or their insurers agreed to make a one-time settlement payment of $16 million total to be distributed pro rata among the members of the class of Company shareholders who are members of the settlement class and who held J.Crew shares as of the closing of the Acquisition on March 7, 2011. Pursuant to the terms of the Settlement, the parties agreed to release all claims that were asserted or could have been asserted in the Delaware Action or that relate to the Acquisition. On December 14, 2011, following a hearing, the Delaware Court of Chancery approved the Settlement, and the plaintiffs’ request for an award of attorneys’ fees and expenses in the amount of $6.5 million. Now that the Court of Chancery has approved the Settlement, the Delaware Action has been dismissed with prejudice.

The Company recorded an estimated expense for litigation settlement of $10 million in fiscal 2010 and a net benefit of $6.9 million in fiscal 2011, which reflects recoveries from our insurance carriers

The New York & Federal Actions

Between November 24, 2010 and December 16, 2010, seven purported class action complaints concerning the Acquisition were filed in the Supreme Court of the State of New York. Those complaints are captioned respectively as Church v. J.Crew Group, Inc., et al., No. 652101-2010; Taki v. J.Crew Group, Inc., et al., No. 65125-2010; Weisenberg v. J.Crew Group, Inc., et al., No. 10115564-2010; Hekstra v. J.Crew Group, Inc., et al., No. 652175-2010; St. Louis v. J.Crew Group, Inc., et al., No. 652201-2010; Peoria Police Pension Fund v. Drexler, et al., No. 652239-2010; KBC Asset Management NV v. J.Crew Group, Inc., et al., No. 6522870-2010 (collectively, the “New York Actions”). At a hearing on February 24, 2011, the New York court denied a request from plaintiffs to enjoin the shareholder vote, and denied the plaintiffs’ request to lift the stay of proceedings, except to order the seven cases consolidated and to appoint the plaintiffs’ agreed-upon lead plaintiff structure. The cases otherwise remain stayed.

On December 1, 2010 and December 14, 2010, two purported class action complaints concerning the Acquisition were filed in the United States District Court for the Southern District of New York. Those complaints are captioned Brazin v. J.Crew Group, Inc., No. 10 Civ. 8988 and Caywood v. Drexler, No. 10 Civ.

9328 (together, the “Federal Actions”). The plaintiffs in the Federal Actions assert claims that are largely duplicative of the claims asserted in the Delaware Action and New York Actions, but also allege that the defendants violated multiple federal securities statutes in connection with the filing of the Preliminary Proxy Statement on Schedule 14A. On March 16, 2011, the parties to the Federal Actions entered into a stipulation that stayed the Federal Actions until a final resolution or settlement of the Delaware Action.

Now that the Court of Chancery has approved the Settlement in the Delaware Action and now that the Delaware Action has been dismissed with prejudice, the defendants in the New York Actions and the Federal Actions will seek dismissal of those actions.

Insurance

A substantial portion of the costs, expenses, settlement amount paid in the Settlement, and/or losses associated with the Delaware Action, the New York Actions and the Federal Actions has been paid, or is expected to be paid, by certain third-parties, including certain of the Company’s insurance carriers.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to the Acquisition, our Common Stock was traded on the New York Stock Exchange under the symbol “JCG.” Subsequent to the Acquisition, our outstanding Common Stock is privately held and therefore there is no established public trading market.

Record Holders

As of March 8, 2012, Chinos Intermediate Holdings B, Inc. (our direct owner and an indirect, wholly owned subsidiary of our Parent) was the only owner of record of our Common Stock.

Dividends

Payment of dividends is restricted under our Senior Credit Facilities and the indenture governing our Notes, except for certain limited circumstances. We do not expect for the foreseeable future to pay dividends on our Common Stock. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current and future financing agreements and other factors that our Board deems relevant.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The selected historical consolidated financial data for the periods March 8, 2011 to January 28, 2012, January 30, 2011 to March 7, 2011, and the fiscal years ended January 29, 2011 and January 30, 2010 and as of January 28, 2012 and as of January 29, 2011 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected historical consolidated financial data for each of the years in the two-year period ended January 31, 2009 have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included herein.

	For the Period		Year Ended
(in thousands, unless otherwise indicated)	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Income Statement Data:
Total revenues	$1,721,750	$133,238	$1,722,227	$1,578,042	$1,427,970	$1,334,723
Cost of goods sold, including buying and occupancy costs	1,042,197	70,284	975,230	882,385	872,547	746,180

Gross profit	679,553	62,954	746,997	695,657	555,423	588,543
Selling, general and administrative expenses	574,877	79,736	533,029	484,396	458,738	416,064

Income (loss) from operations	104,676	(16,782)	213,968	211,261	96,685	172,479
Interest expense, net	91,683	1,166	3,914	5,384	5,940	11,224
Provision (benefit) for income taxes	584	(1,798)	88,549	82,517	36,628	64,180

Net income (loss)	$12,409	$(16,150)	$121,505	$123,360	$54,117	$97,075

Operating Data:
Revenues:
Stores	$1,194,276	$86,474	$1,192,876	$1,110,932	$974,284	$914,810
Direct	502,033	43,642	490,594	428,186	408,916	377,444
Other	25,441	3,122	38,757	38,924	44,770	42,469

Total revenues	$1,721,750	$133,238	$1,722,227	$1,578,042	$1,427,970	$1,334,723

Comparable company sales percent change	N/A	N/A	6.7	3.9	(0.2)	10.5
Stores:
Sales per gross square foot	N/A	N/A	$601	$577	$551	$573
Stores open at end of period	362	334	333	321	300	260
Comparable store sales percent change	N/A	N/A	4.0	4.1	(4.0)	5.6
Direct:
Millions of catalogs circulated	N/A	N/A	41.1	36.4	44.4	49.0
Billions of pages circulated	N/A	N/A	3.9	4.0	5.2	5.3
Capital expenditures:
New stores	$29,820	$626	$14,873	$19,954	$41,700	$38,313
Other	63,088	2,018	37,478	24,751	35,826	42,305

Total capital expenditures	$92,908	$2,644	$52,351	$44,705	$77,526	$80,618

Depreciation of property and equipment	$59,595	$3,929	$49,756	$51,765	$44,143	$34,140

Amortization of intangible assets	$8,988	$—	$—	$—	$—	$—

	As of
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Balance Sheet Data:
Cash and cash equivalents	$221,852	$381,360	$298,107	$146,430	$131,510

Working capital	$210,431	$364,220	$283,972	$183,059	$138,049

Total assets	$3,573,522	$860,166	$738,558	$613,809	$535,596

Total debt	$1,594,000	$—	$49,229	$99,200	$125,000

Stockholders’ equity	$1,177,052	$511,121	$375,878	$224,949	$140,322

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On March 7, 2011, the Company was acquired by Chinos Holdings, Inc., a company formed by TPG and investments funds affiliated with LGP. Although the Company continued as the same legal entity after the Acquisition, we have prepared separate discussion and analysis of our consolidated operating results, financial condition and liquidity for the following periods: (i) March 8, 2011 to January 28, 2012 (Successor), (ii) January 30, 2011 to March 7, 2011 (Predecessor), and (iii) fiscal 2010 compared to fiscal 2009. Additionally, we have prepared supplemental discussion and analysis of the combination of the periods (i) March 8, 2011 to January 28, 2012 and (ii) January 30, 2011 to March 7, 2011, on a pro forma basis, (“pro forma fiscal 2011”) for purposes of comparison with fiscal 2010. The pro forma results of operations for fiscal 2011 give effect to the Acquisition as if it occurred on the first day of the fiscal year.

Our fiscal year ends on the Saturday closest to January 31. Fiscal 2011, fiscal 2010, and fiscal 2009 ended on January 28, 2012, January 29, 2011 and January 30, 2010, respectively. Each fiscal year consisted of 52 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

Executive Overview

As of January 28, 2012, we operated 266 retail stores (including 10 crewcuts and 32 Madewell stores), 96 factory stores (including four crewcuts factory store), and three clearance stores, throughout the United States and Canada.

The following is a summary of pro forma fiscal 2011 highlights:

•	Revenues increased 7.7% to $1,855.0 million.

•	Comparable company sales increased 3.3%.

•	Comparable store sales increased 0.8%.

•	Direct net sales increased 11.2% to $545.7 million.

•

Income from operations decreased $28.2 million to $185.8 million, or 10.0% of revenues, which reflects the impact of purchase accounting of $25.7 million. Last year includes transaction costs of $20.0 million.

•

We opened eight J.Crew retail stores (including our first store in Canada), nine J.Crew factory stores, one crewcuts store, two crewcuts factory stores, and 13 Madewell stores. We closed three J.Crew retail stores and one Madewell store.

•

The Company was acquired on March 7, 2011 for approximately $3.1 billion, financed with (i) borrowings under our Term Loan Facility of $1.2 billion, (ii) issuance of 8.125% Notes of $400 million, and (iii) equity contributions from TPG and funds affiliated with LGP, co-investors and management.

•	We collected refundable federal income taxes of $64.7 million.

Sales Channels

We have two primary sales channels: (1) Stores, which consists of our retail, crewcuts, clearance, Madewell and factory stores, and (2) Direct, which consists of our websites and catalogs. The following is a summary of our revenues:

(Dollars in millions)	Pro forma Fiscal 2011	Fiscal 2010	Fiscal 2009
Stores	$1,280.7	$1,192.9	$1,110.9
Direct	545.7	490.6	428.2

Net sales	1,826.4	1,683.5	1,539.1
Other, primarily shipping and handling fees	28.6	38.7	38.9

Total revenues	$1,855.0	$1,722.2	$1,578.0

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure used in evaluating our business is comparable company sales, which includes (i) comparable store sales, or net sales at stores that have been open for at least twelve months, (ii) direct sales, and (iii) shipping and handling fees. We also consider gross profit and selling, general and administrative expenses in assessing the performance of our business.

Net Sales

Net sales reflect our revenues from the sale of our merchandise less returns and discounts. We aggregate our merchandise into four sales categories: (i) women’s apparel, (ii) men’s apparel, (iii) children’s apparel, and (iv) accessories, which include shoes, socks, jewelry, bags, belts and hair accessories. The approximate percentage of our sales derived from these four categories is as follows:

	Pro forma Fiscal 2011	Fiscal 2010	Fiscal 2009
Apparel
Women’s	58%	62%	65%
Men’s	23	21	19
Children’s	6	5	4
Accessories	13	12	12

	100%	100%	100%

Comparable Store Sales and Comparable Company Sales

Comparable store sales reflect net sales at stores that have been open for at least twelve months. Therefore, a store is included in comparable store sales on the first day it has comparable prior year sales. Non-comparable store sales include net sales from (i) new stores that have not been open for twelve months, (ii) stores that experience a square footage change of at least 15 percent, (iii) stores that have been temporarily closed for at least 30 consecutive days, (iv) permanently closed stores, and (v) temporary stores.

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

As we continue to open new stores, a greater percentage of our revenues will come from non-comparable store sales.

Comparable company sales reflect: (i) comparable store sales, or net sales at stores that have been open for at least twelve months, (ii) direct net sales, and (iii) shipping and handling fees, which are recorded as other revenues on our statements of operations. Measuring the change in year-over-year comparable company sales allows us to evaluate the overall performance of our business, irrespective of the channel from which the customer purchased.

Cyclicality and Seasonality

The industry in which we operate is cyclical, and consequently, our revenues are affected by general economic conditions. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence.

Our business is seasonal and as a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually substantially higher in our fourth fiscal quarter, particularly December when customers make holiday purchases. In pro forma fiscal 2011, we realized approximately 29% of our revenues in the fourth fiscal quarter.

Gross Profit

Gross profit is determined by subtracting our cost of goods sold from our revenues. Cost of goods sold includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations (such as rent and utilities) and all shipping costs associated with our Direct channel. Cost of goods sold varies directly with revenues, and therefore, is usually substantially higher in our fourth fiscal quarter. Cost of goods sold also changes as we expand or contract our store base and incur higher or lower store occupancy costs. The primary drivers of the costs of individual goods are the costs of raw materials and labor in the countries where we source our merchandise. Gross margin measures gross profit as a percentage of our revenues.

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

Results of Operations

The following table presents our operating results as a percentage of revenues as well as selected store data:

	Pro forma Fiscal 2011	Fiscal 2010	Fiscal 2009
Revenues	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs(1)	58.3	56.6	55.9

Gross profit(1)	41.7	43.4	44.1
Selling, general and administrative expenses(1)	31.7	30.9	30.7

Income from operations	10.0	12.4	13.4
Interest expense, net	5.5	0.2	0.3

Income before income taxes	4.6	12.2	13.1
Provision for income taxes	1.8	5.1	5.2

Net income	2.8%	7.1%	7.9%

	Pro forma Fiscal 2011	Fiscal 2010	Fiscal 2009
Selected store data:
Number of stores open at end of period	362	333	321
Sales per gross square foot	$618	$601	$577
Comparable store sales change	0.8%	4.0%	4.1%

(1)	We exclude a portion of our distribution network costs from the cost of goods sold and include them in selling, general and administrative expenses. Our gross profit therefore may not be directly comparable to that of some of our competitors.

Results of Operations—For the Period March 8, 2011 to January 28, 2012 (Successor)

	For the Period March 8, 2011 to January 28, 2012
(Dollars in millions)	Amount	Percent of Revenues
Revenues	$1,721.8	100.0%
Gross profit	679.6	39.5
Selling, general & administrative expenses	574.9	33.4
Income from operations	104.7	6.1
Interest expense, net	91.7	5.3
Provision for income taxes	0.6	0.0
Net income	$12.4	0.7%

Revenues

Revenues were $1,721.8 million for the period March 8, 2011 to January 28, 2012. Revenues consisted of (i) Stores sales of $1,194.3 million, or 69.4% of revenues, (ii) Direct sales of $502.0 million, or 29.2% of revenues, and (iii) other revenues (primarily shipping and handling fees) of $25.5 million, or 1.5% of revenues. Revenues reflect lower than planned Stores sales and shipping and handling fees.

Gross Profit

Gross profit was $679.6 million, or 39.5% of revenues, for the period March 8, 2011 to January 28, 2012. Gross profit was impacted by higher than planned markdowns, and includes the impact of purchase accounting of $36.1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $574.9 million, 33.4% of revenues, for the period March 8, 2011 to January 28, 2012, and include the impact of purchase accounting and transaction costs of $64.9 million.

Interest Expense, Net

Interest expense, net of interest income, was $91.7 million for the period March 8, 2011 to January 28, 2012. Interest expense reflects debt service on borrowings used to finance the Acquisition of the Company on March 7, 2011.

Provision for Income Taxes

The effective tax rate was 4.5% for the period March 8, 2011 to January 28, 2012. The difference between the statutory rate of 35% and the effective tax rate was driven primarily by non-deductible transaction costs.

Net Income

Net income was $12.4 million for the period March 8, 2011 to January 28, 2012 driven primarily by gross profit of $679.6 million offset by selling, general and administrative expenses of $574.9 million (including the impact of purchase accounting and transaction costs of $101.0 million) and interest expense of $91.7 million.

Results of Operations—For the Period January 30, 2011 to March 7, 2011 (Predecessor)

	For the Period January 30, 2011 to March 7, 2011
(Dollars in millions)	Amount	Percent of Revenues
Revenues	$133.2	100.0%
Gross profit	62.9	47.2
Selling, general & administrative expenses	79.7	59.8
Loss from operations	(16.8)	(12.6)
Interest expense, net	1.2	0.9
Benefit for income taxes	(1.8)	(1.3)
Net loss	$(16.1)	(12.1)%

Revenues

Revenues were $133.2 million for the period January 30, 2011 to March 7, 2011. Revenues consisted of (i) Stores sales of $86.5 million, or 64.9% of revenues, (ii) Direct sales of $43.6 million, or 32.8% of revenues, and (iii) other revenues (primarily shipping and handling fees) of $3.1 million, or 2.3% of revenues. Revenues reflect lower than planned Stores sales.

Gross Profit

Gross profit was $62.9 million, or 47.2% of revenues, for the period January 30, 2011 to March 7, 2011. Gross profit was impacted by higher than planned markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $79.7 million, 59.8% of revenues, for the period January 30, 2011 to March 7, 2011, and include transaction costs of $32.2 million.

Interest Expense, Net

Interest expense, net of interest income, was $1.2 million for the period January 30, 2011 to March 7, 2011. Interest expense reflects primarily the write off of the remaining unamortized deferred financing costs associated with the credit facility terminated in connection with the Acquisition.

Provision for Income Taxes

The effective tax rate was 10% for the period January 30, 2011 to March 7, 2011. The difference between the statutory rate of 35% and the effective tax rate was driven primarily by non-deductible transaction costs.

Net Loss

Net loss was $16.1 million for the period January 30, 2011 to March 7, 2011 driven primarily by selling, general and administrative expenses of $79.7 million (including transaction costs of $32.2 million), offset by gross profit of $62.9 million.

Results of Operations—Fiscal 2010 Compared to Fiscal 2009

	Fiscal 2010		Fiscal 2009		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,722.2	100.0%	$1,578.0	100.0%	$144.2	9.1%
Gross profit	747.0	43.4	695.7	44.1	51.3	7.4
Selling, general and administrative expenses	533.0	30.9	484.4	30.7	48.6	10.0
Income from operations	214.0	12.4	211.3	13.4	2.7	1.3
Interest expense, net	3.9	0.2	5.4	0.3	(1.5)	(27.3)
Provision for income taxes	88.5	5.1	82.5	5.2	6.0	7.3
Net income	$121.5	7.1%	$123.4	7.9%	$(1.9)	(1.5)%

Revenues

Revenues increased $144.2 million, or 9.1%, to $1,722.2 million in fiscal 2010 from $1,578.0 in fiscal 2009. This increase resulted from (i) an increase in Direct sales, (ii) non-comparable store sales, and (iii) an increase in comparable store sales. We saw a softening of the sales trend in both Stores and Direct, primarily in women’s apparel, in the second half of fiscal 2010.

Stores sales increased $81.9 million, or 7.4%, to $1,192.9 million in fiscal 2010 from $1,110.9 million in fiscal 2009. Comparable store sales increased 4.0% to $1,136.3 million in fiscal 2010 from $1,092.6 million last year. Non-comparable store sales were $56.6 million in fiscal 2010 due primarily to stores opened subsequent to the fourth quarter of last year.

Direct sales increased $62.4 million, or 14.6%, to $490.6 million in fiscal 2010 from $428.2 million in fiscal 2009. Direct sales increased to $19.3 million, or 4.7%, in fiscal 2009.

The increase in Stores and Direct sales in fiscal 2010 was primarily driven by an increase in sales of men’s and women’s apparel, specifically women’s sweaters, knits and pants. Sales of children’s apparel and accessories also increased during fiscal 2010.

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

$51.3

Gross margin decreased to 43.4% in fiscal 2010 from 44.1% in fiscal 2009. The decrease in gross margin was driven by a 100 basis point deterioration in merchandise margin due to increased markdowns in the second half of fiscal 2010, offset by a 30 basis point decrease in buying and occupancy costs as a percentage of revenues.

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

Decreases

•

$14.0 million in share-based and incentive compensation, which includes a benefit of $3.3 million for forfeited share-based awards resulting from the resignation of our former President of Retail and Direct;

•	$3.2 million in additional charges incurred in fiscal 2009 related to impairment and accelerated depreciation of underperforming stores; and

•	$1.3 million of severance and related costs incurred in fiscal 2009 related to our workforce reduction.

As a percentage of revenues, selling, general and administrative expenses increased to 30.9% in fiscal 2010 from 30.7% in fiscal 2009, primarily due to the above mentioned items.

Interest Expense, Net

Interest expense, net of interest income, decreased $1.5 million to $3.9 million in fiscal 2010 from $5.4 million in fiscal 2009 due primarily to (i) a non-cash interest charge of $1.4 million representing the write-off of the remaining unamortized deferred financing costs incurred on the principal outstanding under a credit and guaranty agreement that Operating, as borrower, Group and certain of Operating’s direct and indirect subsidiaries, as guarantors, entered into on May 15, 2006 (the “Prior Term Loan”), offset by (ii) $1.0 million less interest incurred on lower debt outstanding.

Provision for Income Taxes

The effective tax rate was 42.2% in fiscal 2010 compared to 40.1% in fiscal 2009. The increase in the effective tax rate was due primarily to non-deductible costs incurred in fiscal 2010 in connection with the Acquisition.

Net Income

Net income decreased $1.9 million to $121.5 million in fiscal 2010 from $123.4 million in fiscal 2009. This decrease was due to a $48.6 million increase in selling, general and administrative expenses and a $6.0 million increase in the provision for income taxes, offset by $51.3 million increase in gross profit and a $1.5 million decrease in interest expense.

Supplemental MD&A—Results of Operations—Pro forma Fiscal 2011 compared with Fiscal 2010

(Dollars in millions)	For the Period March 8, 2011 to January 28, 2012	For the Period January 30, 2011 to March 7, 2011	Adjustments		Pro forma Fiscal 2011
	(Successor)	(Predecessor)
Revenues	$1,721.8	$133.2	$—		$1,855.0
Gross profit	679.6	62.9	30.7	(a)	773.2
Selling, general and administrative expenses	574.9	79.7	(67.2)	(a)	587.4
Income (loss) from operations	104.7	(16.8)	97.9	(a)	185.8
Interest expense, net	91.7	1.1	8.5	(b)	101.3
Provision (benefit) for income taxes	0.6	(1.8)	34.1	(c)	32.9
Net income (loss)	$12.4	$(16.1)	$55.2		$51.5

Notes:

(a)	To give effect to the following adjustments:

(Dollars in millions)	Adjustments
Amortization expense(1)	$0.8
Depreciation expense(2)	0.9
Sponsor monitoring fees(3)	0.6
Amortization of lease commitments, net(4)	2.2
Elimination of non-recurring charges(5)	(102.4)

Total pro forma adjustment	$(97.9)

Pro forma adjustment:
Recorded in cost of goods sold	$(30.7)
Recorded in selling, general and administrative expenses	(67.2)

Total	$(97.9)

(1)	To record five weeks of additional amortization expense to reflect a full year of amortization of intangible assets for our Madewell brand name, loyalty program and customer lists amortized on a straight-line basis over their respective useful lives.
(2)	To record five weeks of additional depreciation expense to reflect a full year of depreciation of the step-up of property and equipment allocated on a straight-line basis over a weighted average remaining useful life of 8.2 years.
(3)	To record five weeks of additional expense to reflect a full year of an annual monitoring fee (calculated as the greater of 40 basis points of annual revenues or $8 million) to be paid to the Sponsors in accordance with a management services agreement.

(4)	To record five weeks of additional amortization expense to reflect a full year of amortization of favorable and unfavorable lease commitments amortized on a straight-line basis over the remaining lease life, offset by the elimination of the amortization of historical deferred rent credits.
(5)	To eliminate non-recurring charges that were incurred in connection with the Transaction, including acquisition-related share based compensation, transaction costs, transaction-related litigation recoveries, and amortization of the step-up in the carrying value of inventory.

(b)	To give effect to the following adjustments:

(Dollars in millions)	Adjustments
Pro forma cash interest expense(1)	$91.7
Pro forma amortization of deferred financing costs(1)	9.6
Less historical interest expense, net	(92.8)

Total pro forma adjustment to interest expense, net	$8.5

(1)	To record a full year of interest expense associated with borrowings under the Term Loan Facility and the Notes, and the amortization of deferred financing costs. Pro forma cash interest expense reflects a weighted-average interest rate of 5.6%. If LIBOR increases above 1.25%, a 0.125% increase would increase annual interest expense under the Term Loan Facility by $1.5 million.

(c)	To reflect our expected annual effective tax rate of approximately 39%.

	Pro forma Fiscal 2011		Fiscal 2010		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,855.0	100.0%	$1,722.2	100.0%	$132.8	7.7%
Gross profit	773.2	41.7	747.0	43.4	26.2	3.5
Selling, general and administrative expenses	587.4	31.7	533.0	30.9	54.4	10.2
Income from operations	185.8	10.0	214.0	12.4	(28.2)	(13.2)
Interest expense, net	101.3	5.5	3.9	0.2	97.4	NM
Provision for income taxes	32.9	1.8	88.5	5.1	(55.6)	(62.8)
Net income	$51.5	2.8%	$121.5	7.1%	$(70.0)	(57.6)%

Revenues

Revenues increased $132.8 million, or 7.7%, to $1,855.0 million in pro forma fiscal 2011 from $1,722.2 million last year. This increase resulted primarily from (i) non-comparable store sales, (ii) an increase in Direct sales, and (iii) an increase in comparable store sales.

Stores sales increased $87.9 million, or 7.4%, to $1,280.8 million in pro forma fiscal 2011 from $1,192.9 million last year. Comparable store sales increased 0.8% to $1,147.0 million in pro forma fiscal 2011 from $1,137.9 million last year. Comparable store sales increased 4.0% in fiscal 2010. Non-comparable store sales were $133.8 million in pro forma fiscal 2011.

Direct sales increased $55.1 million, or 11.2%, to $545.7 million in pro forma fiscal 2011 from $490.6 million last year. Direct sales increased $62.4 million, or 14.6%, in fiscal 2010.

Comparable company sales increased 3.3%, driven by an increase in sales of men’s apparel, specifically woven shirts, pants and knits. Sales of women’s and children’s apparel and accessories also increased during pro forma fiscal 2011.

Other revenues, which consist primarily of shipping and handling fees, decreased $10.2 million, or 26.3%, to $28.6 million in pro forma fiscal 2011 from $38.8 million last year. This decrease resulted primarily from shipping and handling promotions partially offset by the impact of shipping and handling fees from increased Direct sales.

Gross Profit

Gross profit increased $26.2 million to $773.2 million in pro forma fiscal 2011 from $747.0 million last year. This increase resulted from the following factors:

	Increase (decrease)
(Dollars in millions)	Before Purchase Accounting	Related to Purchase Accounting(1)	Total
Increase in revenues	$72.6	$—	$72.6
Decrease in merchandise margin	(46.0)	—	(46.0)
Increase (decrease) in buying and occupancy costs	3.6	(4.0)	(0.4)

Increase (decrease) in gross profit	$30.2	$(4.0)	$26.2

(1)	Represents amortization of favorable and unfavorable store lease commitments.

Gross margin decreased to 41.7% in pro forma fiscal 2011 from 43.4% last year. The decrease in gross margin was driven by: (i) a 250 basis point deterioration in merchandise margin due to increased markdowns, (ii) a 20 basis point decrease from the purchase accounting adjustments described in the table above, offset by (iii) a 100 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $54.4 million, or 10.2%, to $587.4 million in pro forma fiscal 2011 from $533.0 million last year. This increase primarily resulted from the following:

	Increase (decrease)
(Dollars in millions)	Before Purchase Accounting	Related to Purchase Accounting & Acquisition	Total
Increase in operating expenses, primarily non-comparable stores expenses and payroll	$30.6	$—	$30.6
Increase in advertising and catalog costs	14.8	—	14.8
Increase in depreciation	5.5	—	5.5
Decrease in share-based and incentive compensation	(11.0)	—	(11.0)
Amortization of acquisition-related intangible assets	—	9.8	9.8
Depreciation of step-up in carrying value of fixed assets	—	9.2	9.2
Sponsor monitoring fees	—	8.0	8.0
Amortization of favorable corporate lease commitments	—	2.7	2.7
Decrease in transaction costs	—	(20.0)	(20.0)
Other selling, general and administrative expenses, net	4.8	—	4.8

Increase in selling, general and administrative expenses	$44.7	$9.7	$54.4

As a percentage of revenues, selling, general and administrative expenses increased to 31.7% in pro forma fiscal 2011 from 30.9% last year. As a percentage of revenues, selling, general and administrative expenses, without the impact of purchase accounting, decreased to 30.1% in pro forma fiscal 2011 from 30.9% last year.

Interest Expense, Net

Interest expense, net of interest income, increased $97.4 million to $101.3 million in pro forma fiscal 2011 from $3.9 million last year due to borrowings to finance the Acquisition. A summary of interest expense is as follows:

(Dollars in millions)	Pro forma Fiscal 2011	Fiscal 2010
Term Loan	$57.2	$—
Notes	32.5	—
Former term loan (extinguished in August 2010)	—	0.6
Amortization of deferred financing costs	9.6	2.1
Other, net of interest income	2.0	1.3

Interest expense, net	$101.3	$4.0

Income Taxes

The effective tax rate of 39% for pro forma fiscal 2011 reflects our expected annual effective tax rate.

Net Income

Net income decreased $70.0 million to a net income of $51.5 million in pro forma fiscal 2011 from $121.5 million last year. This decrease was due to a: (i) increase in selling, general and administrative expenses of $54.4 million and (ii) increase in interest expense of $97.4 million, partially offset by(iv) increase in gross profit of $26.2 million and (iv) decrease in the provision for income taxes of $55.6 million.

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under the ABL Facility. Our primary cash needs are capital expenditures in connection with opening new stores and remodeling our existing stores, investments in our distribution network, making information technology system enhancements, meeting debt service requirements and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. See “—Outlook” below.

Operating Activities

	For the Period		For the Year Ended
	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011	January 30, 2010
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Net income (loss)	$12.4	$(16.1)	$121.5	$123.4
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	59.6	3.9	49.8	51.8
Share-based compensation	48.0	1.1	10.7	12.8
Non-cash charge related to step-up in carrying value of inventory	32.5	—	—	—
Deferred income taxes	(29.8)	2.7	(2.0)	(6.7)
Amortization of favorable lease commitments	12.1	—	—	—
Amortization of intangible assets	9.0	—	—	—
Amortization of deferred financing costs	8.8	1.0	2.1	2.9
Excess tax benefits from share-based awards	—	(74.5)	(0.4)	(7.1)
Changes in inventories	(8.0)	(20.2)	(24.2)	(3.2)
Changes in accounts payable and other current liabilities	58.6	(2.4)	30.3	30.8
Changes in other operating assets and liabilities	43.1	3.4	(6.0)	27.6

Net cash provided by (used in) operating activities	$246.3	$(101.1)	$181.8	$232.3

Cash provided by operating activities from March 8, 2011 to January 28, 2012 (Successor) was $246.3 million and consisted of (i) net income of $12.4 million, (ii) adjustments to net income of $140.2 million, and (iii) changes in operating assets and liabilities of $93.7 million due primarily to a decrease in prepaid income taxes, offset by an increase in inventories and related accounts payable.

Cash used in operating activities from January 30, 2011 to March 7, 2011 (Predecessor) was $101.1 million and resulted from (i) net loss of $16.1 million, (ii) adjustments to net loss of $65.8 million, and (iii) changes in operating assets and liabilities of $19.2 million due primarily to an increase in inventories and related accounts payable.

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

Investing Activities

Capital expenditures were $92.9 million, $2.6 million, $52.4 million, and $44.7 million for the period March 8, 2011 to January 28, 2012 (Successor), for the period January 30, 2011 to March 7, 2011 (Predecessor), and in fiscal years 2010 and 2009, respectively. Capital expenditures for the opening of new stores were $29.8 million, $0.6 million, $14.9 million, and $20.0 million for the period March 8, 2011 to January 28, 2012

(Successor), for the period January 30, 2011 to March 7, 2011 (Predecessor), and in fiscal years 2010 and 2009, respectively. The remaining capital expenditures in each period were for store renovation and refurbishment programs, and investments in information systems and distribution center initiatives as well as general corporate purposes. Capital expenditures are planned at approximately $120 to $125 million for fiscal year 2012, including $50 million for new stores, $27 million for information technology enhancements, $25 million for warehouse and corporate office expansion, and the remainder for store renovations and refurbishments, office space improvements and general corporate purposes.

Financing Activities

	For the Period		For the Year Ended
	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011	January 30, 2010
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Proceeds from debt	$1,600.0	$—	$—	$—
Proceeds from equity contributions	1,170.7	—	—	—
Excess tax benefit from share-based awards	—	74.5	0.4	7.1
Payment of debt issuance costs	(67.5)	—	—	—
Proceeds from share-based compensation plans	—	1.1	5.6	8.5
Repayment of debt	(6.0)	—	(49.2)	(50.8)
Repurchases of common stock	—	—	(2.9)	(0.8)

Net cash provided by (used in) financing activities	$2,697.2	$75.6	$(46.1)	$(36.0)

Cash provided by financing activities was $2,697.2 million from March 8, 2011 to January 28, 2012 resulting from the proceeds from debt and equity contributions, offset primarily by the payment of debt issuance costs.

Cash provided by financing activities was $75.6 million from January 30, 2011 to March 7, 2011 resulting primarily from the tax benefits from share based compensation plans.

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

There were no short-term borrowings during pro forma fiscal 2011. Outstanding stand-by letters of credit were $9.2 million and excess availability, as defined, was $240.8 million at January 28, 2012.

Demand Letter of Credit Facility

The Company has an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $14.8 million and availability was $20.2 million at January 28, 2012 under this facility.

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) debt service requirements, including quarterly principal payments and repayments based on annual excess cash flows as defined, (ii) capital expenditures and (iii) working capital needs. Management anticipates that capital expenditures in fiscal 2012 will be approximately $120 to $125 million, primarily for opening new stores, information technology enhancements, warehouse and call center expansion, store renovations and corporate facilities. Management believes that our current balances of cash and cash equivalents, cash flow from operations and availability under the ABL Facility will be adequate to finance debt service requirements, planned capital expenditures and working capital needs for the next twelve months. Our ability to fund our debt service requirements and to remain in compliance with the financial covenants, to make planned capital expenditures and to fund our operations depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control. See Item 1A. “Risk Factors” in part II of this report.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit as required to secure certain of our obligations, including insurance programs and trade programs. As of January 28, 2012, we had the following obligations under letters of credit in future periods.

Letters of Credit	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Standby	$9.2	$9.2	$—	$—	$—
Documentary	14.8	14.8	—	—	—

	$24.0	$24.0	$—	$—	$—

Contractual Obligations

The following table summarizes our contractual obligations as of January 28, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Operating lease obligations(1)	$881.6	$110.3	$221.8	$204.7	$344.8
Liabilities associated with uncertain tax positions(2)
Purchase obligations:
Inventory commitments	484.2	484.2	—	—	—
Employment agreements	1.3	0.9	0.4	—	—
Other	4.6	1.6	3.0	—	—

Total purchase obligations	490.1	486.7	3.4	—	—

Senior Credit Facilities(3)(4)	1,194.0	15.0	21.0	24.0	1,134.0
Notes(4)	400.0	—	—	—	400.0

Total	$2,965.7	$612.0	$246.2	$228.7	$1,878.8

(1)	Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Operating lease obligations do not include common area maintenance, insurance, taxes and other occupancy costs, which constitute approximately 50% of the minimum lease obligations.
(2)	As of January 28, 2012, we have recorded $6.7 million in liabilities associated with uncertain tax positions, which are included in other liabilities on the consolidated balance sheet. While these tax liabilities may result in future cash outflows, management cannot make reliable estimates of the cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.
(3)	Our Senior Credit Facilities are comprised of a $1,200 million Term Loan Facility and a $250 million ABL Facility. The amount reflected does not take into account any amounts that may be required to be prepaid from time to time with our free cash flow.
(4)	Amounts shown do not include interest.

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

Goodwill and Intangible Assets

The Acquisition of the Company was accounted for as a purchase business combination, whereby the purchase price paid was allocated to recognize the acquired assets and liabilities at fair value. In connection with the purchase price allocation, intangible assets were established for the J.Crew and Madewell trade names, loyalty program, customer lists and favorable lease commitments. The purchase price in excess of the fair value of assets and liabilities was recorded as goodwill, which consists primarily of intangible assets related to the knowhow, design and merchandising of the Company’s brands that do not quality for separate recognition.

Indefinite-lived intangible assets, such as the J.Crew trade name and goodwill, are not subject to amortization. The Company assesses the recoverability of indefinite-lived intangibles whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its fair value. Definite-lived intangibles, such as the Madewell trade name, loyalty program, customer lists and favorable lease commitments, are amortized on a straight line basis over their useful life or remaining lease term.

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

Share Based Compensation

The fair value of employee share-based awards is recognized as compensation expense in the statement of operations. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividend yield. Upon grant of awards, we also estimate an amount of forfeitures that will occur prior to vesting. If actual forfeitures differ significantly from the estimates, share-based compensation expense could be materially impacted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Senior Credit Facilities carry floating rates of interest that are a function of prime rate and LIBOR. If LIBOR increases above 1.25%, a 0.125% increase in the floating rate applicable to the $1,194 million outstanding under the Term Loan Facility would result in a $1.5 million increase in our annual interest expense. Assuming all revolving loans are drawn under the $250 million ABL Facility, a 0.125% change in the floating rate would result in a $0.3 million change in our annual interest expense. For more information with respect to our interest rate risk, see Risks Related to Our Indebtedness and Certain Other Obligations in Item 1A.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2012 and concluded that it is effective.

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

DIRECTORS

Our current Board consists of five members, who have been elected pursuant to a stockholders’ agreement between our Sponsors and Mr. Drexler. All of the directors, except Mr. Drexler, who is an employee of the Company, are employees of our Sponsors and are therefore deemed to be affiliates. The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years, their ages and the year first elected as a director are set forth below.

Name	Age	Year First Elected Director
James Coulter	52	1997
John Danhakl	55	2011
Millard Drexler	67	2003
Jonathan Sokoloff	54	2011
Carrie Wheeler	40	2011

James Coulter (52). Mr. Coulter has been a director since 1997. Mr. Coulter is a TPG Founding Partner. Mr. Coulter serves as a member on numerous corporate and charitable boards including Lenovo, Neiman Marcus, Creative Artist Agency, IMS Health, and the Vincraft Group. We believe Mr. Coulter’s qualifications to sit on our Board include his experience in finance and extensive and diverse experience in domestic and international business.

John Danhakl (55). Mr. Danhakl has been a director since 2011. Mr. Danhakl has been a Managing Partner of Leonard Green & Partners, L.P. since 1995. He serves on the board of directors of Air Lease Corp., Animal Health, Inc., Arden Group, Inc., Horseshows In the Sun, Inc., IMS Health Inc., Leslie’s Poolmart, Inc., The Neiman Marcus Group, Inc., Petco Animal Supplies, Inc. and The Tire Rack, Inc. He previously served on the Boards of AsianMedia Group LLC, Big 5 Sporting Goods Corporation, Communications and Power Industries, Inc., Diamond Triumph Auto Glass, Inc., Liberty Group Publishing, Inc., MEMC Electronic Materials, Inc., Phoenix Scientific, Inc., Rite Aid Corporation, Sagittarius Brands, and VCA Antech, Inc. We believe Mr. Danhakl’s qualifications to sit on our Board include his experience as a private equity investor and his experience as a director of numerous privately-held and publicly-held companies.

Millard Drexler (67). Mr. Drexler has been our Chief Executive Officer, Chairman of the Board and a director since 2003. Before joining J.Crew, Mr. Drexler was Chief Executive Officer of The Gap, Inc. from 1995 until 2002, and was President of The Gap, Inc. from 1987 to 1995. Mr. Drexler also serves on the board of directors and compensation and nominating and corporate governance committees of Apple, Inc. We believe Mr. Drexler’s qualifications to sit on our Board include his extensive experience as a CEO in the retail industry, his executive leadership and management experience, and his experience as a board member of a leading consumer products company.

Jonathan Sokoloff (54). Mr. Sokoloff has been a director since 2011. Mr. Sokoloff has been a Managing Partner of Leonard Green & Partners, L.P. since 1990. Mr. Sokoloff also serves on the board of directors of Whole Foods Market, Inc. and several private companies. He previously served on the boards of directors of Big 5 Sporting Goods Corporation, Carr-Gottstein Foods Co., Diamond Triumph Auto Glass Inc., Dollar Financial Group Inc., MC Sporting Goods, Rival Manufacturing Co., Thrifty PayLess Holdings, Inc., Tuboscope, Inc., Vans, Inc., and White Cap Industries, Inc. We believe Mr. Sokoloff’s qualifications to sit on our Board include his over 20 years of experience as a private equity investor and his experience as a director of other retail companies.

Carrie Wheeler (40). Ms. Wheeler has been a director since 2011. Ms. Wheeler is a TPG Partner, which she joined in 1996. Prior to TPG, she was with Goldman, Sachs & Co. from 1993 to 1996. Ms. Wheeler also serves on the board of directors of Neiman Marcus Group, Inc. and Petco Animal Supplies, Inc. We believe Ms. Wheeler’s qualifications to sit on our Board include her financial expertise as well as her experience as a director of two other retail companies.

See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

EXECUTIVE OFFICERS

The names and ages of our executive officers, along with their positions and qualifications, are set forth below.

Name	Age	Position
Millard Drexler	67	Chairman and Chief Executive Officer
Jenna Lyons	43	President, Executive Creative Director
Lynda Markoe	45	Executive Vice President, Human Resources
James Scully	47	Chief Administrative Officer and Chief Financial Officer
Libby Wadle	39	Executive Vice President, J.Crew

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

Libby Wadle. Ms. Wadle has been the Company’s Executive Vice President—J.Crew since September 2011, and before that, served as Executive Vice President—Retail and Factory since July 2010, and as Executive Vice President—Factory and Madewell since 2007. Before that Ms. Wadle served as Vice President and then Senior Vice President of J.Crew Factory since 2004. Prior to joining J.Crew, Ms. Wadle was Division Vice President of Women’s Merchandising at Coach, Inc. from 2003 to 2004 and held various merchandising positions at The Gap, Inc. from 1995 to 2003.

CORPORATE GOVERNANCE

Election of Members to the Board of Directors

As a private company, members of the Board of Directors are nominated and elected in accordance with the provisions of the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State, and the Company’s Amended and Restated Bylaws.

Code of Ethics and Business Practices

The Company has a Code of Ethics and Business Practices that applies to all Company associates, including its Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller, as well as members of the Board. The Code of Ethics and Business Practices is available free of charge on the investor relations section of our website at www.jcrew.com or upon written request to the Secretary of the Company, J.Crew Group, Inc., 770 Broadway, New York, New York 10003. Any updates or amendments to the Code of Ethics and Business Practices, and any waiver that applies to a director or executive officer, will also be posted on the website. There were no waivers in fiscal 2011.

Board Committees

Our Board has established an audit committee and a compensation committee. Ms. Wheeler is currently the sole member of our audit committee. The audit committee recommends the annual appointment of auditors with whom the audit committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. Though not formally considered by our Board given that our securities are not traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the national securities exchange upon which our common stock was previously listed, we do not believe that Ms. Wheeler would be considered independent. The members of our compensation committee are Mr. Coulter, Mr. Sokoloff and Ms. Wheeler. The compensation committee reviews and approves the compensation of our executive officers, authorizes and ratifies stock option and/or restricted stock grants and other incentive arrangements, and authorizes employment agreements with our executive officers.

Each of the Sponsors has the right to have at least one of its directors sit on each committee of the Board of Directors, to the extent permitted by applicable laws and regulation.

Audit Committee Financial Expert

In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, we are not required to have an “audit committee financial expert,” however we have determined that Ms. Wheeler would not qualify for this designation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, required, for periods prior to the completion of the Acquisition in March 2011, our directors, executive officers and persons who owned more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based on our records and other information, we believe that all required Section 16(a) reports for our directors, executive officers and persons who owned more than 10% of a registered class of our equity securities for fiscal year 2011 were timely filed.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

In general, this section focuses on, and provides a description of, our executive compensation process and a detailed discussion of each of the key elements of our compensation program for fiscal 2011 as they apply to the individuals named in the Summary Compensation Table (the “Named Executive Officers”). Following the Acquisition, our compensation committee (the “Committee”) consists of representatives from our Sponsors. Notwithstanding the completion of the Acquisition, our fundamental executive compensation philosophies and programs remain largely unchanged with a few exceptions discussed below. The following is a discussion of the current compensation philosophy and programs applicable to our executive officers in fiscal 2011.

2011 Compensation Philosophy and Compensation Program Objectives

We place high value on attracting and retaining our executives and associates since their talent and performance are essential to our long-term success. Our compensation philosophy places high value on performance-based and discretionary compensation. Accordingly, our compensation program is designed to be both competitive and fiscally responsible and seeks to:

•	attract the highest caliber of talent required for the success of our business,

•	retain those associates capable of achieving challenging performance standards,

•	incent associates to strive for superior Company and individual performance,

•	align the interests of our executives with the financial and strategic objectives of our Sponsors, and

•	encourage and reward the achievement of our short and long-term goals and operating plans.

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

•

Long-Term Equity Incentives. The long-term element of our compensation program consists of the opportunity for our executive officers to participate directly as equity owners of the Company, combined with an up-front grant of stock options. The equity component is the most significant element of our executive compensation program because we believe that a meaningful equity interest by our executive officers and management team will provide a strong incentive to drive top line growth, increase margins and pursue growth opportunities, which we believe will lead to increased equity value and returns to investors.

The 2011 Executive Compensation Process

The Compensation Committee

The Committee oversees our executive compensation program. The Committee meets regularly, both with and without management. The Committee’s responsibilities are detailed in its charter, which can be found on the investor relations section of our website at www.jcrew.com. These responsibilities include, but are not limited to, the following:

•	reviewing and approving our compensation philosophy,

•	determining executive compensation levels,

•	annually reviewing and assessing performance goals and objectives for all executive officers, including the Chief Executive Officer (“CEO”), and

•	determining short-term and long-term incentive compensation for all executive officers, including the CEO.

The Committee is responsible for making all decisions with respect to the compensation of the Named Executive Officers. With respect to the Named Executive Officers other than the CEO, the Committee’s compensation decisions involve the review of recommendations made by our CEO and Executive Vice President of Human Resources (“EVP—HR”). The CEO and EVP—HR attend the Committee’s meetings and provide input to the Committee regarding the effectiveness of the compensation program in attracting and retaining key talent. They make recommendations to the Committee regarding executive merit increases, short-term and long-term incentive awards and compensation packages for executives being hired or promoted. The Committee also considers the CEO’s evaluation of the performance of the Named Executive Officers (other than the CEO), each of whom report to him.

The compensation of the CEO is determined by the Committee independently of management. The Committee makes decisions about the CEO’s compensation during executive session outside the presence of the CEO. Annually, outside directors of the Board evaluate the performance of the CEO and that evaluation is then communicated to the CEO by the Chairman of the Committee.

The Committee’s process for determining executive compensation is straightforward. In the first quarter of each fiscal year, the Committee’s primary focus is to review base salaries, determine payout amounts for annual cash incentives in respect of the prior fiscal year for the Named Executive Officers, and review long-term equity for the senior officers and certain other key associates. At this time, the Committee also reviews and establishes performance metrics for the current fiscal year’s annual incentive plan.

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

Outside Compensation Consultant

No independent executive compensation consultants were retained by the Compensation Committee during fiscal 2011.

Benchmarking Process

In making compensation decisions for fiscal 2011, the Committee considered the competitive market for executives and compensation levels provided by comparable companies. The comparative group used to benchmark compensation with respect to our Named Executive Officers and other key associates is composed of specialty retailers with highly visible brands that we view as competitors for customers and/or executive talent. For fiscal 2011, the peer companies were Abercrombie & Fitch Co., Aéropostale Inc., American Eagle Outfitters, Inc., ANN, Inc., Chico’s FAS, Inc., Coach, Inc., The Gap, Inc., Guess, Inc., Limited Brands, Ralph Lauren Corp., Under Armour, Inc. and Urban Outfitters, Inc. In addition, we monitor the marketplace for innovative and creative compensation programs of those companies that we view as leading their industry.

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

CEO Compensation

At the time Mr. Drexler joined the Company in 2003, he invested $10 million of his own funds to purchase a substantial equity ownership interest in the Company. He also paid us $1 million as consideration for a grant of stock options and a grant of restricted stock. His annual base salary was set at $200,000 in 2003 and has not increased.

In connection with the Acquisition, Mr. Drexler contributed an aggregate amount of 2,287,545 shares worth approximately $99.5 million in exchange for an ownership interest in Parent following the Acquisition. Following the Acquisition, in accordance with his new employment agreement, Mr. Drexler was awarded 32,109,219 non-qualified stock options, a portion of which vest over time and a portion of which are subject to performance-based vesting conditions.

Mr. Drexler’s substantial investment in the Company and the size of his equity incentive awards are consistent with his role as an owner-manager and are designed to ensure his commitment to the long-term future of the Company. Details regarding Mr. Drexler’s compensation package are contained in tables that follow. In addition, a description of his new employment agreement, entered into in connection with the consummation of the Acquisition (the “Drexler Agreement”), begins on page 58. We intend to continue to evaluate the components and level of our CEO’s compensation on an ongoing basis.

Components of the Executive Compensation Program

We believe that a substantial portion of executive compensation should be performance-based. We believe it is essential for executives to have a meaningful equity stake linked to the long-term performance of the Company and, therefore, we have created compensation packages that aim to foster an owner-operator culture. As such, other than base salary, compensation of our Named Executive Officers is largely comprised of variable or “at-risk” incentive pay linked to the Company’s financial performance and individual contributions. Other factors we consider in evaluating executive compensation include internal equity, external market and competitive information, assessment of individual performance, level of responsibility, and the overall expense of the program. In addition, we also strive to offer benefits competitive with those of our peer group and appropriate perquisites.

Base Salary

Base salary represents the fixed component of our Named Executive Officers’ compensation. The Committee sets base salary levels based upon experience and skills, position, level of responsibility, the ability to replace the individual, and market practices. The Committee reviews base salaries of the Named Executive Officers annually and approves all salary increases for the Named Executive Officers, including Mr. Drexler. Increases are based on several factors, including the Committee’s assessment of individual performance and contribution, promotions, level of responsibility, scope of position, competitive market data, and general economic, retail and business industry conditions, as well as, with respect to our Named Executive Officers other than Mr. Drexler, input from Mr. Drexler and the EVP—HR.

In spring 2011, in conjunction with its annual review process, the Committee reviewed base salaries for our Named Executive Officers. The Committee decided that Mr. Drexler’s base salary was to remain at $200,000 given his role as owner-manager. This salary is well below the salary level normally provided to a Chief

Executive Officer of a company of comparable size, complexity, and performance and below the median level of our peer group. Mr. Scully, Ms. Lyons and Ms. Wadle did not receive salary increases at the time of the annual review because they had each receive significant base salary increases in July 2010 in connection with organizational changes and their related increases in responsibilities at that time. Ms. Markoe received a salary increase of 12% in March 2011, following our Acquisition, based upon a determination by our Sponsors that her base salary should be brought in line with competitive market practice for the head of human resources. Ms. Wadle received a 17% salary increase in August 2011 in connection with her promotion to Executive Vice President – J.Crew, at which time she took on added responsibility for our Direct operations.

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

Annual incentive awards to our Named Executive Officers are paid from the same incentive pool used for all of our eligible associates. For fiscal 2011, the potential size of the total pool would be determined by the Company’s performance against pre-established EBITDA goals for the fiscal year ended January 28, 2012, which were approved by the Committee on April 6, 2011 as follows:

	Threshold	Target	Max	Super Max
% of Target Incentive Pool Funded	33%	100%	200%	250%
EBITDA goal (in millions)	$317.7	$326.3	$375.0	$409.1

To develop the target incentive pool, we add up the target incentive awards assigned to each plan participant. Mr. Drexler’s target award for fiscal 2011 was $1,200,000, as defined in his employment agreement, with a range of potential payment from $0 to $3,000,000. Target awards of the Named Executive Officers, other than Mr. Drexler, are expressed as a percentage of salary for the relevant fiscal year. The target award for Ms. Lyons, Ms. Wadle and Mr. Scully for fiscal 2011 was 75%, with a range of potential payments from zero to 187.5% of annual base salary. The target percentage for Ms. Markoe was 50%, with a range of potential payments from zero to 125% of annual base salary.

If the Company does not meet the threshold EBITDA target, then no payments are made with respect to the annual incentive awards plan, including to the Named Executive Officers.

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

For fiscal 2011, the Company did not achieve the threshold level of EBITDA, which resulted in the incentive pool not being funded. As a result, the Named Executive Officers did not receive annual incentive awards under the plan. In recognition of their significant role in leading the Company through the Acquisition, the Company did award discretionary bonuses to Mr. Scully and Ms. Markoe in the amount of $500,000 and $300,000, respectively.

Long-Term Equity Incentives

Our Named Executive Officers’ compensation is heavily weighted in long-term equity as we believe stockholder value is achieved through an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key associates. By providing our executives with an equity stake in the Company, we are better able to align the interests of our Named Executive Officers and our Sponsors. In establishing long-term equity incentive grants for our Named Executive Officers, the Committee reviews certain factors, including the outstanding equity investment and grants held both by the individual and by our executives as a group, total compensation, performance, the vesting dates of outstanding grants, tax and accounting costs, potential dilution and other factors.

In connection with the Acquisition, except as described below, all outstanding stock options and restricted stock awards (whether vested or unvested) held by our associates (including our Named Executive Officers) fully vested and were canceled as of the effective time of the Acquisition and converted into the right to receive, within three business days after the completion of the Acquisition, an amount in cash equal to the excess, if any, of the per share Acquisition consideration ($43.50) over, with respect to stock options, the exercise price per share of such stock option, in each case, without interest and less any required withholding taxes. In connection with such cash-out, each of Messrs. Drexler and Scully and Mss. Lyons, Wadle and Markoe received pre-tax amounts of $151,891,558; $3,580,137; $10,920,066; $6,156,485 and $2,118,033, respectively. In addition, all of the long-term equity incentive plans maintained by the Company prior to the consummation of the Acquisition were terminated effective upon the consummation of the Acquisition.

Our Named Executive Officers and certain key members of management were provided the opportunity to roll over on a tax deferred basis, shares of J.Crew Group, Inc. stock and stock options they held into shares or stock options, as applicable, of our new parent company in connection with the consummation of the Acquisition. They were also provided the opportunity to purchase shares of our new parent company. As a result, Mr. Drexler contributed an aggregate amount of 2,287,545 shares worth approximately $99.5 million in exchange for an ownership interest in Parent following the Acquisition. Ms. Lyons contributed 30,651 shares and 218,401 stock options in exchange for an ownership interest of approximately $4 million. Mr. Scully contributed 19,157 shares and 102,491 stock options in exchange for an ownership interest of approximately $2.5 million. Ms. Wadle contributed 100,590 stock options, 6,804 shares and $370,692 cash in exchange for an ownership interest of approximately $2 million. Ms. Markoe contributed 7,663 shares and 45,129 stock options in exchange for an ownership interest of approximately $1 million.

Our parent company adopted a new equity incentive plan pursuant to which 10% of the shares of the Class A common stock (calculated on a fully diluted basis immediately following the consummation of the Acquisition) were reserved for issuance to senior management and other employees of the Company. Pursuant to the terms of the Drexler Agreement, Mr. Drexler was entitled to receive option awards with respect to 35% of the shares reserved for issuance under such plan.

In April 2011, the compensation committee approved stock option awards to the Named Executive Officers under the new equity incentive plan, consistent with their view of long-term equity incentives as an important part of an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key associates. The number of options awarded to each individual was “front-loaded” and intended to represent a long-term equity opportunity. The options will vest upon meeting certain time- and performance-based conditions. The Committee does not expect to make equity awards on an annual basis.

The grant date fair value of these options and restricted shares is shown in the Grants of Plan-Based Awards table shown on page 60.

Equity Ownership. We believe that Company executives should have a meaningful ownership stake in the Company to underscore the importance of linking executive and investor interests, and to encourage an owner-manager and long-term perspective in managing the business. This ownership stake has been achieved through the roll over of shares and stock options, the opportunity for cash investment and the award of stock options in April 2011.

Benefits and Perquisites. Benefits are provided to our Named Executive Officers in the same manner that they are provided to all other associates. Our Named Executive Officers are eligible to participate in the Company’s 401(k) plan (which includes a Company match component) and receive the same health, life, and disability benefits available to our associates generally.

We offer all of our associates and directors, including Named Executive Officers, a discount on most merchandise in our stores, and through our Direct channel. We offer this discount because it is beneficial to our Company to encourage associates and directors to shop in our stores and online. Additionally, this discount represents common practice in the retail industry. This discount is extended to IRS qualified dependents, spouses and same-sex domestic partners. Federal tax law requires that the value of any discount extended to a same sex domestic partner be taxed as wages to the associate and further requires the Company to include the value of the discount as income to the associate.

We do not offer a defined benefit pension, supplemental executive retirement plan (SERP) or a non-qualified deferred compensation plan to our associates or Named Executive Officers.

In addition, from time to time the Company agrees to provide certain executives with perquisites. The Company provides these perquisites on a limited basis in order to attract key talent and to enhance business efficiency. We believe these perquisites are in line with market practice. For fiscal 2011, we provided certain Named Executive Officers with the following perquisites:

Driver. We provide Mr. Drexler with a driver for all business needs. Mr. Drexler reimburses the Company for his personal use of the driver, including commuting to and from work.

Legal Fees. We reimbursed Mr. Drexler for certain legal fees paid to his personal attorneys in connection with his role with the Company.

Medical Concierge Service. We provide Mr. Drexler with 24/7, on-call worldwide medical care for himself and his immediate family members, up to a maximum of $50,000 per year.

The cost incurred by the Company for certain of these perquisites is detailed in the Summary Compensation Table on page 57.

Tax Gross-ups. Pursuant to the terms of Mr. Drexler’s employment agreement, Mr. Drexler is entitled to receive a gross up in the event that any payment or benefit provided to him in connection with a change in control (as defined in Section 280G of the Code) occurring after our equity securities once again are publicly traded subject to the excise taxes imposed by Section 4999 of the Code. If a change in control occurs while the Company is private, the Company and Mr. Drexler will use their reasonable best efforts to seek shareholder approval of any parachute payments. These provisions were negotiated as a part of Mr. Drexler’s employment agreement in connection with the Acquisition. While other executive officers may also have excess parachute payments that are subject to the excise taxes, no such other executive officer is entitled to a tax gross up from the Company.

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

Employment Agreements

From time to time, the Company enters into employment agreements in order to attract and retain key executives. Messrs. Drexler and Scully and Mss. Lyons and Wadle are parties to an employment agreement. As described beginning on page 58, the employment agreements generally define the executive’s position, specify a minimum base salary, and provide for participation in our annual and long-term incentive plans, as well as other benefits. Most of the agreements contain covenants that limit the executives’ ability to compete with us or solicit our associates or customers for a specified period following termination. The agreements also provide for various benefits under certain termination scenarios, as detailed beginning on page 62. In general, these benefits consist of salary continuation for periods ranging from twelve (12) to eighteen (18) months, a pro-rata cash incentive award for the year in which termination occurred, and in some cases, the acceleration or continued vesting (in accordance with the original vesting schedule) of a portion of unvested equity. The agreements provide for automatic renewal upon the same terms and conditions, unless either party gives written notice of its intent not to renew. The provisions vary by executive because each agreement is negotiated by the Company and the Named Executive Officer on an individual basis at the time of hire or renewal, as applicable. We believe that these agreements enhance our ability to recruit and retain the Named Executive Officers, offer them a degree of security in the very dynamic environment of the retail industry, and protect us competitively through non-competition and non-solicitation requirements if executives terminate their employment with us.

The section below contains information, both narrative and tabular, regarding the types of compensation paid to (i) our principal executive officer, (ii) our principal financial officer and (iii) and our remaining Named Executive Officers as of the end of fiscal 2011. The Summary Compensation Table contains an overview of the amounts paid to our Named Executive Officers for fiscal years 2011, 2010 and 2009. The tables following the Summary Compensation Table—the Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year-End, and Option Exercises and Stock Vested—contain details of our Named Executive Officers’ recent non-equity incentive and equity grants, past equity awards, general equity holdings, and equity exercises. Finally, we have included a table showing potential severance payments to our Named Executive Officers pursuant to their individual employment agreements and certain of our equity incentive plans, assuming, for these purposes that the relevant triggering event occurred on January 27, 2012.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to or earned during fiscal years 2011, 2010 and 2009 by our Named Executive Officers:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Comp- ensation(3) ($)	Total ($)
Millard Drexler,	2011	$200,000	0	$0	$11,318,500	$1,668,809	$13,187,309
Chairman and Chief	2010	$200,000	0	$0	$4,676,750	$44,439	$4,921,189
Executive Officer	2009	$200,000	$2,000,000	$975,000	$2,607,000	$60,881	$5,842,881

James Scully,	2011	$700,000	$500,000	$0	$754,585	$9,800	$1,964,385
Chief Administrative Officer	2010	$661,154	0	$525,300	$863,400	$9,800	$2,059,654
and Chief Financial Officer	2009	$600,000	$250,000	$568,750	$651,750	$1,303	$2,071,803

Jenna Lyons,	2011	$1,000,000	0	$0	$2,013,693	$9,800	$3,023,493
President —	2010	$885,096	$175,000	$1,050,600	$2,518,250	$9,800	$4,638,746
Executive Creative Director	2009	$725,000	$1,500,000	$650,000	$1,390,400	$1,303	$4,266,703

Libby Wadle,	2011	$650,000	0	$0	$646,767	$9,800	$1,306,567
Executive Vice President—	2010	$551,442	0	$875,500	$1,079,250	$9,800	$2,515,992
J. Crew	2009	$475,000	$200,000	$292,500	$1,086,250	$1,303	$2,055,053

Lynda Markoe,	2010	$420,673	$300,000	$0	$377,293	$9,800	$1,107,766
Executive Vice President—
Human Resources

(1)	Represents the annual cash incentive awards under our Company annual cash incentive plan and discretionary bonus awards earned by each Named Executive Officer. For fiscal 2011, the Company did not achieve the threshold EBITDA goal under the annual cash incentive plan. In recognition of their significant role in leading the Company through the Acquisition, the Company awarded discretionary bonuses to Mr. Scully and Ms. Markoe at the beginning of fiscal year 2011 in the amount of $500,000 and $300,000, respectively. For fiscal years 2010 and 2009, no annual cash incentive awards were paid to the Named Executive Officers; however, discretionary cash bonuses for fiscal year 2009 were paid to each Named Executive Officer on April 13, 2010 in recognition of both individual and Company performance. See page 48 for a description of our annual cash incentive plan. In addition, for Ms. Lyons, represents a discretionary award of $1,000,000 in fiscal year 2009 in recognition of her prior and continued service as our Creative Director, and a $175,000 payment in each of fiscal years 2009 and 2010 with respect to a long-term incentive award made in April 2006.
(2)	For each of the Named Executive Officers, represents the grant date fair value we calculated under Accounting Standards Codification (ASC) 718 – Compensation – Stock Compensation as share-based compensation in our financial statements for fiscal years 2011, 2010 and 2009 of restricted stock awards and stock option grants made in those fiscal years. For awards subject to performance conditions, the amount reflect the full grant date fair value of the awards based on the probable outcome of the performance conditions. For restricted stock awards and stock option grants that were rolled over in connection with the Acquisition, there was no incremental increase in the fair value of such shares as the number of options and exercise price were adjusted to maintain the intrinsic value on the date of the modification. See note 5, “Share Based Compensation” to our consolidated financial statements for a description of assumptions underlying valuation of equity awards.

(3)	All other compensation for fiscal year 2011 consisted of the following:

	Matching Contributions (i)	Legal Fees (ii)	Medical Concierge (iii)	Total
Millard Drexler	$—	$1,618,809	$50,000	$1,668,809
James Scully	$9,800	$—	$—	$9,800
Jenna Lyons	$9,800	$—	$—	$9,800
Libby Wadle	$9,800	$—	$—	$9,800
Lynda Markoe	$9,800	$—	$—	$9,800

(i)	Represents total Company contributions to each Named Executive Officer’s account in the Company’s tax-qualified 401(k) Plan.
(ii)	Represents the Company’s reimbursement for certain legal fees paid to Mr. Drexler’s personal attorneys in connection with his role with the Company, including in connection with the Acquisition.
(iii)	Represents Company payment for medical concierge services, as provided by Mr. Drexler’s employment agreement.

Named Executive Officer Employment Agreements

Millard Drexler

In connection with the Acquisition, Mr. Drexler and the Company entered into a new employment agreement pursuant to which Mr. Drexler will continue to serve as our Chief Executive Officer and as the Chairman of our Board. The agreement provides for an initial term of employment through March 7, 2015, subject to automatic renewal for successive one-year period thereafter unless either Mr. Drexler or the Company provides a notice of non-renewal at least 90 days before the expiration of the then current term. Pursuant to the employment agreement, Mr. Drexler receives a base salary of $200,000 and has an opportunity to earn an annual bonus award, with a target opportunity of $1,200,000, based on the achievement of certain performance metrics determined by the Board or a committee thereof. Mr. Drexler is eligible to participate in the Company’s employee benefit plans and the Company will pay or reimburse Mr. Drexler for an amount of up to $50,000 per year for the cost of maintaining the benefits provided under one or more concierge medical services arrangements to be selected by Mr. Drexler. In the event that Mr. Drexler’s employment is terminated prior to the end of the initial four-year term or any subsequent one-year extension term without cause or by Mr. Drexler for good reason (each as defined in the agreement), Mr. Drexler will receive, among other things (i) a payment equal to any accrued but unpaid base salary as of the date of termination, the value of any accrued vacation pay, and the amount of any expenses properly incurred by Mr. Drexler prior to the termination date and not yet reimbursed, (ii) a payment equal to one year’s base salary plus Mr. Drexler’s target bonus, (iii) a payment equal to the pro-rated annual bonus that Mr. Drexler would have earned for the year in which his termination occurs, based on the actual achievement of applicable performance objectives in the performance year in which the termination date occurs; and (iv) the immediate vesting of all equity awards previously granted to Mr. Drexler that remain outstanding as of the termination date. The agreement also provides that Mr. Drexler is entitled to a full gross up for excise taxes incurred under Sections 280G and 4999 of the Code in connection with any change in control occurring after our equity securities once again become publicly traded.

As described above, pursuant to the terms of the agreement Mr. Drexler received an option grant under the Company’s equity incentive plan. These options will vest upon meeting certain time- and performance-based vesting conditions and will vest in full upon the occurrence of a change in control or, as described above, a termination of his employment without cause or by him for good reason. The agreement also provides that Mr. Drexler will be subject to non-solicitation and non-competition covenants during his employment and for a period of two years and one year, respectively, following the termination of his employment, regardless of the reason for such termination.

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

Libby Wadle

Ms. Wadle entered into an employment agreement with us pursuant to which she has agreed to serve as Executive Vice President – J.Crew for three years beginning in November 2011, subject to automatic one-year renewals unless we or Ms. Wadle provide two month’s written notice prior to the expiration of the current term. The agreement provides for a minimum annual base salary of $700,000, which will be reviewed annually by us, and an annual cash incentive award with a target of 75% of base salary, up to a maximum bonus of 187.5% of base salary. The agreement also subjects Ms. Wadle to non-competition and non-solicitation covenants during her employment and for a period of twelve (12) months following termination of employment for any reason (except that the non-competition covenant will not apply in the event Ms. Wadle’s employment is terminated by the Company “without cause” or by Ms. Wadle for “good reason”). In the event her employment is terminated without “cause,” for “good reason,” or as a result of the Company’s non-renewal of the agreement, Ms. Wadle is entitled under the agreement to certain post-employment compensation, as detailed beginning on page 70.

GRANTS OF PLAN-BASED AWARDS—FISCAL 2011

The following table sets forth the non-equity and equity incentive awards and other equity awards granted to our Named Executive Officers for fiscal 2011. For fiscal 2011, the Company did not achieve the threshold EBITDA goal required for payouts under the annual non-equity incentive plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Option Awards: Number of Securities Underlying Options(3) (#)	Exercise or Base Price of Option Awards(4) ($/sh)	Grant Date Fair Value of Stock and Option Awards(5) ($)
Name	Grant Date (1)	Thresh-old ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Millard Drexler	—	$400,000	$1,200,000	$3,000,000	—	—	—	—	—	—
	4/14/11	—	—	—	—	8,027,305	—	24,081,914	$1.00	$11,318,500
James Scully	—	$175,000	$525,000	$1,312,500	—	—	—	—	—	—
	3/7/11	—	—	—	—	—	—	2,222,222	$0.25	$0
	4/14/11	—	—	—	—	1,605,500	—	1,605,500	$1.00	$754,585
Jenna Lyons	—	$250,000	$750,000	$1,875,000	—	—	—	—	—	—
	3/7/11	—	—	—	—	—	—	3,555,555	$0.25	$0
	4/14/11	—	—	—	—	2,293,500	—	4,128,300	$1.00	$2,013,693
Libby Wadle	—	$175,000	$525,000	$1,312,500	—	—	—	—	—	—
	3/7/11	—	—	—	—	—	—	1,777,777	$0.25	$0
	4/14/11	—	—	—	—	1,376,100	—	1,376,100	$1.00	$646,767
Lynda Markoe	—	$70,833	$212,500	$531,250	—	—	—	—	—	—
	3/7/11	—	—	—	—	—	—	888,888	$0.25	$0
	4/14/11	—	—	—	—	802,750	—	802,750	$1.00	$377,293

(1)	Certain stock options awarded prior to the Acquisition were rolled over into options of Parent, effective March 7, 2011. The Committee approved the April 14, 2011 equity awards to Messrs. Drexler and Scully and Mss. Lyons, Markoe and Wadle by a unanimous written consent approved by all Committee members on April 14, 2011.
(2)	Represents possible payouts under the Company’s annual cash incentive plan for fiscal 2011. For fiscal 2011, the Company did not achieve the threshold EBITDA goal under the plan. Amounts listed in the maximum column related to achievement of “Super Max” EBITDA goal, as discussed beginning on page 53. Achievement of “Max” EBITDA goals would result in payouts for Messrs. Drexler and Scully and Mss. Lyons, Wadle, Donnelly of $2,400,000; $1,050,000; $1,500,000; $1,050,000; and $425,000, respectively.
(3)	Under the 2011 Equity Incentive Plan, the Named Executive Officers were awarded non-qualified stock options on April 14, 2011 which will vest upon meeting certain time- and performance-based vesting conditions. The number of shares reflected in the table as the “target” payout under equity incentive plan awards is the number of shares that would vest if the performance condition were met with respect to the tranche of the options subject to the performance condition. If the performance condition was not achieved, the entire tranche would be forfeited. The tranche of the options subject only to time-based vesting conditions is reflected in the column titled, “All Other Option Awards: Number of Securities Underlying Options.”
(4)	In accordance with the provisions of the Parent 2011 Equity Incentive Plan, exercise price is determined to be 100% of the fair market value of a share the Class A common stock, which was determined to $1.00 as of the date of grant.
(5)	These amounts represent the grant date fair value calculated in accordance with ASC 718—Compensation—Stock Compensation. In each case, the amount was calculated excluding forfeiture assumptions. The assumptions used in calculating these amounts are described in note 5, “Share Based Compensation” to our consolidated financial statements. With respect to the stock options rolled over on March 7, 2011, the number of options and exercise price from the original awards were adjusted so as to maintain the intrinsic fair value of each award. For the performance-based portion of the awards, no expense will be recognized until certain owners of our Parent receive a specified level of cash proceeds from the sale of their initial investment.

OUTSTANDING EQUITY AWARDS AT FISCAL 2011 YEAR-END

The following table sets forth information regarding the outstanding awards under our long-term equity incentive plans held by our Named Executive Officers at the end of fiscal 2011.

			Option Awards (1)
	Grant Year of Options	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date
Millard Drexler	2011	—	24,081,914	8,027,305	1.00	4/14/21

James Scully	2011	678,400	—	—	0.25	9/15/17
	2011	1,543,822	—	—	0.25	4/15/16
	2011	—	1,605,500	1,605,500	1.00	4/14/21

	Total	2,222,222	1,605,500	1,605,500	—	—

Jenna Lyons	2011	1,978,666	—	—	0.25	9/15/17
	2011	1,576,888			0.25	4/15/16
	2011	—	4,128,300	2,293,500	1.00	4/14/21

	Total	3,555,554	4,128,300	2,293,500	—	—

Libby Wadle	2011	848,000	—	—	0.25	9/15/17
	2011	929,777	—	—	0.25	4/15/16
	2011	—	1,376,100	1,376,100	1.00	4/14/21

	Total	1,777,777	1,376,100	1,376,100	—	—

Lynda Markoe	2011	339,200	—	—	0.25	9/15/17
	2011	549,688	—	—	0.25	4/15/16
	2011	—	802,750	802,750	1.00	4/14/21

	Total	888,888	802,750	802,750	—	—

(1)	Represents (i) stock options awarded prior to the Acquisition, which were rolled over into vested options of Parent, effective March 7, 2011, with an exercise price of $0.25 and (ii) stock options that were granted to our named executive officers on April 14, 2011 following the Acquisition.
(2)	The options granted on April 14, 2011 have an exercise price of $1.00 per share and vest as follows:

	Tranche 1 Vesting Schedule	Tranche 2 Vesting Schedule	Tranche 3 Vesting Schedule
Drexler	24,081,914 options vesting 25% annually beginning on 4/14/12	8,027,305 options with performance-based vesting	–
Scully	1,605,500 options vesting 20% annually beginning on 4/14/12	1,605,500 options with performance-based vesting	–
Lyons	2,293,500 options vesting 20% annually beginning on 4/14/12	2,293,500 options with performance-based vesting	1,834,800 options vesting 50% on 4/14/15 and 50% on 4/14/18
Wadle	1,376,100 options vesting 20% annually beginning on 4/14/12	1,376,100 options with performance-based vesting	–
Markoe	802,750 options vesting 20% annually beginning on 4/14/12	802,750 options with performance-based vesting	–

OPTION EXERCISES AND STOCK VESTED—FISCAL 2011

The following table sets forth information concerning the exercise of stock options and vesting of restricted stock during fiscal 2011 for each Named Executive Officer, on an aggregated basis.

	Option Awards(1)		Stock Awards(2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized Upon Vesting ($) (2)
Millard Drexler	5,071,269	$151,456,558	10,000	$435,000
James Scully	133,264	$2,166,387	32,500	$1,413,750
Jenna Lyons	413,707	$8,745,066	50,000	$2,175,000
Libby Wadle	253,160	$4,677,485	34,000	$1,479,000
Lynda Markoe	76,728	$1,596,033	12,000	$522,000

(1)	All of the option award exercises during fiscal 2011 occurred in connection with the Merger. In accordance with the terms of the Merger Agreement, all options outstanding on March 7, 2011 became fully vested and exercisable immediately prior to the closing of the Merger, except for options which were rolled over by management into options in the new parent company. The value realized on exercise was determined by subtracting the exercise price of each of the options from the closing price of $43.50 per share of common stock, and then multiplying that result by the number of shares underlying each of the options.
(2)	All of the stock awards that vested during fiscal 2011 occurred in connection with the Merger. In accordance with the terms of the Merger Agreement, the vesting of all outstanding restricted stock awards was accelerated immediately prior to the closing of the Merger, except for 20,000 shares of restricted stock which Mr. Drexler rolled over into shares in the new parent company. The value realized on vesting was determined by multiplying the number of shares acquired upon vesting by the closing price of $43.50 per share of common stock pursuant to the Merger Agreement.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

We have employment agreements with Messrs. Drexler and Scully and Mss. Lyons and Wadle (the “Employment Agreements”), under which we are required to pay severance benefits in connection with certain terminations of employment. The agreements with Mr. Drexler and Ms. Lyons also provide for accelerated vesting of certain equity awards in connection with certain terminations of employment. In addition, portions of certain awards made under our equity incentive plan provide for the accelerated payment or vesting of awards in connection with a termination of employment within two (2) years following a change in control. The following is a description of the severance, termination and change in control benefits payable to each of our Named Executive Officers pursuant to their respective agreements and our equity incentive plans as in effect during fiscal 2011 following the Acquisition. This disclosure assumes the applicable triggering date occurred on January 27, 2012, the last business day of our 2011 fiscal year.

For these purposes, “change in control” is generally defined as (a) any change in the ownership of the capital stock of the Company if, immediately after giving effect thereto, any person (or group of persons acting in concert) other than TPG and LGP and their affiliates will have the direct or indirect power to elect a majority of the members of the Board; (b) any change in the ownership of the capital stock of the Company if, immediately after giving effect thereto, TPG and LGP and their affiliates own less than 25% of the outstanding shares of the Company (taking into account options, warrants or convertible securities which may be exercised, converted or exchanged into shares), or (c) the sale of all or substantially all of the assets of the Company and its subsidiaries.

Pursuant to employment agreement between us and Mr. Drexler, executed on March 7, 2011 (the “Drexler Agreement”), the payments and/or benefits we agreed to pay or provide to Mr. Drexler upon a termination of his employment vary depending on the reason for such termination.

We may terminate Mr. Drexler’s employment with us upon his disability, which is generally defined in the Drexler Agreement as Mr. Drexler’s inability to perform his duties for a period of six (6) consecutive months or for 180 days within any 365 day period as a result of his incapacity due to physical or mental illness. In addition, we may terminate Mr. Drexler’s employment for cause or at any time without cause. For these purposes, “cause” is generally defined under the Drexler Agreement as Mr. Drexler’s (a) willful and continued failure to substantially perform his duties, after written demand for substantial performance by our Board; (b) willful engagement in illegal conduct or gross misconduct which is materially and demonstrably injurious to us; or (c) breach of the non-solicitation, non-competition and confidential information obligations described below.

Mr. Drexler may terminate his employment with us with good reason or at any time, upon at least three (3) months’ advance written notice, without good reason. For these purposes, “good reason” is generally defined under the Drexler Agreement as (a) the diminution of, or appointment of anyone other than Mr. Drexler to serve in or handle, his positions, authority, duties, and responsibilities without his consent; (b) any purported termination of his employment by us for a reason or in a manner not expressly permitted by the Drexler Agreement; (c) relocation of more than fifty (50) miles of Mr. Drexler’s principal work location; (d) material breach of the Drexler Agreement by us; or (e) removal of Mr. Drexler from the Board.

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

If we terminate Mr. Drexler’s employment without cause or he terminates his employment with good reason, Mr. Drexler will be entitled to receive (i) a payment of his earned but unpaid annual base salary through the termination date, any accrued vacation pay and any un-reimbursed expenses, and (ii) subject to Mr. Drexler’s execution of a valid general release and waiver of claims against us, as well as his compliance with the non-competition, non-solicitation and confidential information restrictions described below, (a) a payment equal to his annual base salary and target cash incentive award, one-half of such payment to be paid on the first business day that is six (6) months and one (1) day following the termination date and the remaining one-half of such payment to be paid in six equal monthly installments commencing on the first business day of the seventh calendar month following the termination date, (b) a payment equal to the pro-rated amount of any annual cash incentive award that he would have otherwise received, based on actual performance, for the fiscal year in which he was terminated, such amount to be paid when annual bonuses are generally paid but in any event no later than the date that is 2.5 months following the end of the year in which the termination date occurs, and (c) the immediate vesting of all then outstanding equity awards previously granted to Mr. Drexler.

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

Pursuant to the Scully Agreement, if Mr. Scully’s employment with us is terminated (i) by us without cause or (ii) by Mr. Scully with good reason, then Mr. Scully will be entitled to, subject to his execution of a valid general release and waiver of any claims he may have against us, (a) continued payment of base salary and continued medical benefits (which may consist of our reimbursement of COBRA payments) for a period of eighteen (18) months following his termination date and (b) a lump sum in an amount equal to the pro-rated amount of any annual cash incentive award that he would have otherwise received, based on actual performance, for the fiscal year in which he was terminated. However, Mr. Scully’s right to the continuation of his base salary and medical benefits for eighteen (18) months following the termination of his employment will cease, respectively, upon the date that he becomes employed by a new employer or otherwise begins providing services for another entity and the date he becomes eligible for coverage under another group health plan, provided that if the cash compensation he receives from his new employer or otherwise is less than his base salary in effect immediately prior to his termination date, he will be entitled to receive the difference between his base salary and his new amount of cash compensation during the remainder of the severance period. In addition, if Mr. Scully’s employment with us is terminated for any reason, Mr. Scully will also be entitled to any earned but unpaid salary.

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

Pursuant to the Lyons Agreement, Ms. Lyons may terminate her employment with us with good reason or at any time, upon at least two (2) months’ advance notice, without good reason. For these purposes, “good reason” is generally defined under the Lyons Agreement as either (a) any action by us that results in a material and continuing diminution of Ms. Lyons’ duties or responsibilities, including an adverse change in her title from Creative Director or a change such that she will no longer report directly to the Chief Executive Officer; or (b) a material reduction by us of Ms. Lyons’ base salary or annual cash incentive award opportunity as in effect from time to time, or (c) a relocation of more than fifty (50) miles of her principal place of employment, in each case without Ms. Lyons’ written consent. Ms. Lyons’ employment will also terminate upon her death or disability, which is generally defined as Ms. Lyons’ incapacity due to physical or mental illness or injury, which results in her being unable to perform her duties for ninety (90) consecutive working days.

Pursuant to the Lyons Agreement, if Ms. Lyons’ employment with us is terminated (i) by us without cause or (ii) by Ms. Lyons with good reason, then Ms. Lyons will be entitled to, subject to her execution of a valid general release and waiver of any claims she may have against us, (a) continued payment of base salary and continued medical benefits for a period of one (1) year following her termination date and (b) a lump sum in an amount equal to the annual cash incentive award that she received for the fiscal prior to her termination. However, Ms. Lyons’ right to the continuation of her base salary and medical benefits for one (1) year following the termination of her employment will cease, respectively, upon the date that she becomes employed by a new employer or otherwise begins providing services for another entity and the date she becomes eligible for coverage under another group health plan; provided that if the cash compensation she receives from her new employer or otherwise is less than her base salary in effect immediately prior to her termination date, she will be entitled to receive the difference between her base salary and her new amount of cash compensation during the remainder of the severance period. In addition, if Ms. Lyons’ employment with us is terminated for any reason, Ms. Lyons will also be entitled to any earned but unpaid base salary.

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

Libby Wadle

Pursuant to the Letter Agreement between us and Ms. Wadle, dated November 28, 2011 (the “Wadle Agreement”), the payments and/or benefits we have agreed to pay or provide Ms. Wadle on a termination of his employment vary depending on the reason for such termination.

Pursuant to the Wadle Agreement, we may terminate Ms. Wadle’s employment with us upon her disability, which is generally defined in the Wadle Agreement as Ms. Wadle’s inability to perform her duties for a ninety (90) day period as a result of her incapacity due to physical or mental illness or injury. In addition, we may terminate Ms. Wadle’s employment for cause or at any time without cause. For these purposes, “cause” is generally defined under the Wadle Agreement as Ms. Wadle’s (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of applicable laws, or having been found by any court or governmental authority or agency to have committed any such violation; (b) willful misconduct or gross negligence in connection with her performance of duties; (c) willful and material breach of the Wadle Agreement, including without limitation, her failure to perform his duties and responsibilities thereunder (provided that she has 30 days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission adverse to our reputation; (e) willful disclosure of any confidential information to persons not authorized to know such information; or (f) her violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, our Code of Ethics and Business Practices or any legal or regulatory obligations or requirements (provided that she has 30 days to cure to the extent such violation is reasonably susceptible to cure). Furthermore, if subsequent to the termination of Ms. Wadle’s employment it is determined that he could have been terminated for cause and there is a reasonable basis for such determination, Ms. Wadle’s employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Ms. Wadle.

Pursuant to the Wadle Agreement, Ms. Wadle may terminate her employment with us with good reason or at any time, upon at least two (2) months’ advance notice, without good reason. For these purposes, “good reason” is generally defined under the Wadle Agreement as (a) any action by us that results in a material and continuing diminution of Ms. Wadle’s duties or responsibilities (including, without limitation, an adverse change in Ms. Wadle’s title or a change such that she no longer reports directly to the CEO), (b) a reduction by us of Ms. Wadle’s base salary or annual cash incentive award opportunity as in effect from time to time, or (iii) a relocation of more than fifty (50) miles of her principal place of employment, in each case without Ms. Wadle’s written consent. Ms. Wadle’s employment will also terminate upon her death.

Pursuant to the Wadle Agreement, if Ms. Wadle’s employment with us is terminated (i) by us without cause (ii) by Ms. Wadle with good reason or (iii) by us as a result of non-renewal of the agreement, then Ms. Wadle will be entitled to, subject to her execution of a valid general release and waiver of any claims she may have against us, (a) continued payment of base salary and continued medical benefits (which may consist of our reimbursement of COBRA payments) for a period of twelve (12) months following her termination date and (b) a lump sum in an amount equal to the pro-rated amount of any annual cash incentive award that she would have otherwise received, based on actual performance, for the fiscal year in which she was terminated. However, except in the event Ms. Wadle is terminated in the twenty-four (24) months following a change in control, Ms. Wadle’s right to the continuation of her base salary and medical benefits for twelve (12) months following the termination of her employment will cease, respectively, upon the date that she becomes employed by a new employer or otherwise begins providing services for another entity and the date she becomes eligible for coverage under another group health plan, provided that if the cash compensation she receives from her new employer or otherwise is less than her base salary in effect immediately prior to her termination date, she will be entitled to receive the difference between her base salary and her new amount of cash compensation during the remainder of the severance period. In addition, if Ms. Wadle’s employment with us is terminated for any reason, Ms. Wadle will also be entitled to any earned but unpaid salary.

Amounts payable to Ms. Wadle as a result of termination by us without cause or by Ms. Wadle with good reason, may be deferred and accumulated for six months, then paid in a lump-sum on the first day of the seventh month following termination, if required for compliance with the deferred compensation rules under Section 409A of the Code.

Pursuant to the Wadle Agreement, Ms. Wadle has agreed that, for the twelve (12) month period following the termination of her employment (other than a termination by us without cause, by Ms. Wadle with good reason or as a result of our election not to renew the employment period), she will not engage in or perform services for any entity in the retail, mail order and Internet specialty apparel and accessories business within a 100 mile radius of any of our store locations or in the same area as we direct our mail order operations or solicit any of our customers or suppliers. In addition, for the twelve (12) month period following the termination of her employment for any reason, Ms. Wadle has agreed not to solicit or hire any of our associates. Ms. Wadle is also subject to standard non-disclosure of confidential information restrictions.

Equity Plan

None of the options to purchase shares of our Common Stock held by our Named Executive Officers and granted under our Parent 2011 Equity Incentive Plan will vest solely because of a “change in control” of our Company. However, stock options and/or restricted shares granted to our Named Executive Officers under the plan may provide for the acceleration of the vesting schedule in the event of the termination by us of a Named Executive Officer’s employment without cause or the termination by the Named Executive Officer for good reason within two (2) years following a change in control.

In addition, in the event of (i) a consolidation, merger or similar transaction or series of related transactions, including a sale or disposition of stock, in which the Company is not the surviving corporation or which results in the acquisition of all or substantially all of the Company’s then outstanding common stock by a single person or entity or by a group of persons and/or entities acting in concert, (ii) a sale of all or substantially all of the Company’s assets, (iii) a change in control as defined in the Management Stockholders Agreement, or (iv) a dissolution or liquidation of the Company, the compensation committee of the Company has the right, in its discretion, to cancel all outstanding equity awards (whether vested or unvested) and, in full consideration of such cancellation, pay to the holder of such award an amount in cash, for each share of Common Stock subject to the award, equal to, (A) with respect to an option, the excess of (x) the value, as determined by the compensation committee, of securities and property (including cash) received by ordinary stockholders as a result of such event over (y) the exercise price of such option or (B) with respect to restricted shares, the value, as determined by the compensation committee, of securities and property (including cash) received by the ordinary stockholders as a result of such event.

If any of the events described above had occurred on January 28, 2012 and the compensation committee of the Company exercised its discretion to cash-out each outstanding and unvested equity award held by the Named Executive Officers as of such date, then each Named Executive Officer would have received an amount equal to the amount disclosed with respect to such Named Executive Officer in “Equity-Based Incentive Compensation” row of the tables below. For purposes of this calculation, we have assumed that the value per share received in connection with such event would be equal to $1.00 per share for Class A Common Stock and $4.50 per share for Class L Common Stock, which was the valuation of these classes of stock in effect as of the last business day of our fiscal year 2011.

The following tables estimate the amounts that would be payable to our Named Executive Officers if their employment terminated on January 28, 2012.

Millard Drexler

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company “without Cause,” or (ii) by Executive for “Good Reason”(1)		Death/Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company “without Cause” or by Executive for “Good Reason”(1)
Cash Severance	—	$2,600,000	(2)	—	—	$2,600,000	(2)
Equity-Based Incentive Compensation	—	$0	(3)	—	—	$0	(3)
Other Benefits/ Tax Gross-Ups	—	—		—	—	$0	(4)

(1)	All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-competition, non-solicitation and confidential information restrictions.
(2)	Represents amount equal to (i) Mr. Drexler’s base salary ($200,000) and target cash incentive award ($1,200,000) (one half of such payment to be paid on the first business day that is six (6) months and one (1) day following the assumed termination date and the remaining one half of such payment to be paid in six (6) equal monthly installments commencing on the first business day of the seventh calendar month following such date) and (ii) pro-rated lump sum payment of any annual cash incentive award he would have otherwise received for fiscal 2010 (assumes target bonus of $1,200,000).
(3)	Represents an amount equal to the number of shares underlying all of Mr. Drexler’s unvested stock options as of January 28, 2012 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option. Because the fair market value of the underlying shares was the same as the exercise price, no value is attributable to acceleration of the awards.
(4)	Represents the estimated amount, that was calculated in connection with the merger, of the “gross-up” payment that Mr. Drexler would be entitled to receive in connection with any excise taxes imposed by Section 4999 of the Code as a result of a change in control (as defined by Section 280G of the Code). Since the Company was privately-owned as of January 28, 2012, no such gross-up payment would have been made.

James Scully

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company “without Cause,” or (ii) by Executive for “Good Reason”(1)		Death/Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company “without Cause” or by Executive for “Good Reason”(1)
Cash Severance	—	$1,575,000	(2)	—	—	$1,575,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$0	(3)
Other Benefits/ Tax Gross-Ups	—	$25,698	(4)	—	—	—

(1)	All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-solicitation and confidential information restrictions.
(2)	Represents amount equal to (i) continued payment of base salary ($700,000) for eighteen (18) months following termination assuming that Mr. Scully does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award he would have otherwise received for fiscal 2011 (assumes target bonus of $525,000).
(3)	Represents an amount equal to the number of shares underlying all of Mr. Scully’s unvested stock options as of January 28, 2012 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option. Because the fair market value of the underlying shares was the same as the exercise price, no value is attributable to acceleration of the awards.
(4)	Represents an amount equal to the Company’s total COBRA cost for Mr. Scully to continue coverage under the Company’s health insurance plan for eighteen (18) months assuming that Mr. Scully did not obtain other employment during that period.

Jenna Lyons

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non- Renewal or (iii) by Company for Cause	Termination (i) by the Company “without Cause,” or (ii) by Executive for “Good Reason”(1)		Death/Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company “without Cause” or by Executive for “Good Reason”(1)
Cash Severance	—	$1,000,000	(2)	—	—	$1,000,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$0	(3)
Other Benefits/Tax Gross-Ups	—	$13,992	(4)	—	—	—

(1)	All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-competition, non-solicitation and confidential information restrictions.
(2)	Represents amount equal to (i) continued payment of base salary ($1,000,000) for one (1) year following termination assuming that Ms. Lyons does not obtain other paid employment during that period and (ii) a lump sum payment equal to the annual cash incentive award, if any, that she received for the fiscal year ended prior to the fiscal year which includes the assumed termination date ($0).

(3)	Represents an amount equal to the number of shares underlying all of Ms. Lyons’ unvested stock options as of January 28, 2012 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option. Because the fair market value of the underlying shares was the same as the exercise price, no value is attributable to acceleration of the awards.
(4)	Represents an amount equal to the Company’s total COBRA cost for Ms. Lyons to continue coverage under the Company’s health insurance plan for one (1) year assuming that Ms. Lyons did not obtain other employment during that period.

Libby Wadle

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company “without Cause,” or (ii) by Executive for “Good Reason”(1)		Death/Disability	Termination as a result of Company Notice of Non- Renewal	Change in Control-Termination of Employment by the Company “without Cause” or by Executive for “Good Reason”(1)
Cash Severance	—	$1,225,000	(2)	—	—	$1,225,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$0	(3)
Other Benefits/Tax Gross-Ups	—	$17,132	(4)	—	—	—

(1)	All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-competition, non-solicitation and confidential information restrictions.
(2)	Represents amount equal to (i) continued payment of base salary ($700,000) for one (1) year following termination assuming that Ms. Wadle does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award that she would have otherwise received for fiscal 2010 (assumes target bonus of $525,000).
(3)	Represents an amount equal to the number of shares underlying all of Ms. Wadle’s unvested stock options as of January 28, 2012 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option. Because the fair market value of the underlying shares was the same as the exercise price, no value is attributable to acceleration of the awards.
(4)	Represents an amount equal to the Company’s total COBRA cost for Ms. Wadle to continue coverage under the Company’s health insurance plan for one (1) year assuming that Ms. Wadle did not obtain other employment during that period.

DIRECTOR COMPENSATION

The following table sets forth information regarding compensation for each of the Company’s non-management directors for fiscal 2011. The directors named in the table are those who served during any part of fiscal 2011. Effective with the completion of the Acquisition on March 7, 2011, a new Board was appointed, which is comprised of representatives from our Sponsors. As a result, these directors are not individually compensated by the Company.

Name	Fees earned or paid in cash ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mary Ann Casati	$58,000	(1)	$—	$—	$—	$58,000
James Coulter	$—		$—	$—	$—	$—
John Danhakl	$—		$—	$—	$—	$—
Steven Grand-Jean	$4,000	(2)	$—	$—	$—	$4,000
David House	$58,000	(3)	$—	$—	$—	$58,000
Heather Reisman	$4,000	(4)	$—	$—	$—	$4,000
Stuart Sloan	$4,000	(5)	$—	$—	$—	$4,000
Jonathan Sokoloff	$—		$—	$—	$—	$—
Stephen Squeri	$54,000	(6)	$—	$—	$—	$54,000
Josh Weston	$68,000	(7)	$—	$—	$—	$68,000
Carrie Wheeler	$—		$—	$—	$—	$—

(1)	Represents $8,000 in meeting attendance fees and a $50,000 special committee retainer.
(2)	Represents $4,000 in meeting attendance fees.
(3)	Represents $8,000 in meeting attendance fees and a $50,000 special committee retainer.
(4)	Represents $4,000 in meeting attendance fees.
(5)	Represents $4,000 in meeting attendance fees.
(6)	Represents $4,000 in meeting attendance fees and a $50,000 special committee retainer.
(7)	Represents $8,000 in meeting attendance fees and a $60,000 special committee retainer.

Compensation of Directors for Fiscal 2011

Prior to the consummation of the Acquisition, the Committee reviewed director compensation annually and obtained information from the Committee’s outside consultant regarding the compensation levels provided to directors of comparable companies. The former directors received a cash payment of $2,000 for each Board and committee meeting attended. In addition, Ms. Casati and Messrs. House, Squeri and Weston received an additional monthly retainer for their services as members of the Special Committee formed in connection with consideration of the Acquisition. Mr. Weston received $30,000 per month as Chair of the Special Committee and Ms. Casati, Mr. Squeri and Mr. House each received $25,000 per month.

Following the Acquisition, neither Mr. Drexler nor the representatives of our Sponsors receive individual compensation from us for serving on the Board.

Finally, each of our directors (former and current directors) receives a discount on most merchandise in our stores and through our Direct channel, which we believe is a common practice in the retail industry.

Pursuant to the terms and conditions of the Merger Agreement, immediately prior to the effective time of the Acquisition, all outstanding stock options and restricted stock awards (whether vested or unvested) held by our directors fully vested and were canceled as of the effective time of the Acquisition and converted into the right to receive, within three business days after the completion of the Acquisition, an amount in cash equal to the excess, if any, of the per share Acquisition consideration ($43.50) over, with respect to stock options, the exercise price per share of such stock option, without interest and less any required withholding taxes. In connection with such cash-out, each of our former directors received the following pre-tax amounts: Ms. Casati $221,234; Mr. Coulter $61,714; Mr. Grand-Jean $2,258,702; Mr. House $196,118 Ms. Reisman $196,118; Mr. Sloan $2,838,947; Mr. Squeri $86,492 and Mr. Weston $246,350.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of the Board of the Company who served during fiscal year 2011 prior to the Acquisition were Mr. Coulter and Mss. Casati and Reisman. Following the Acquisition, the members of the compensation committee are Mr. Coulter, Mr. Sokoloff and Ms. Wheeler. None of these committee members were officers or employees of the Company during fiscal year 2011, were formerly Company officers or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board or compensation committee and any member of the Board or compensation committee of another company.

REPORT OF THE COMPENSATION COMMITTEE

The compensation committee of our Board has reviewed and discussed the “Compensation Discussion and Analysis” section with management. Based on the review and discussions, the compensation committee recommended that the Board include the “Compensation Discussion and Analysis” in this annual report on Form 10-K.

COMPENSATION COMMITTEE

James Coulter, Chairman

Jonathan Sokoloff

Carrie Wheeler

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

All of the outstanding shares of common stock of J.Crew Group, Inc. are held indirectly by Parent.

The following table describes the beneficial ownership of Parent’s common stock, consisting of both Class A common stock and Class L common stock, as of March 1, 2012 by each person known to the Company to beneficially own more than five percent of Parent’s common stock, each director, each executive officer named in the “Summary Compensation Table,” and all directors and executive officers as a group. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of Class A common stock underlying options beneficially owned by that person that are exercisable within 60 days following March 1, 2012. The beneficial ownership percentages reflected in the table below are based on 91,503,195 shares of Parent’s Class L common stock and 814,325,318 shares of Parent’s Class A common stock outstanding as of March 1, 2012.

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

*	Indicates less than one percent of common stock.

Name of Beneficial Owner	Amount and Nature of Beneficially Owned Class L		Percent of Class L	Amount and Nature of Beneficially Owned Class A		Percent of Class A
5% Shareholders
TPG Chinos, L.P.	60,275,627	(1)	65.87%	542,480,716	(2)	66.62%
Affiliates of LGP	22,666,665	(3)	24.77%	203,999,999	(4)	25.05%

Directors and Executive Officers
James Coulter	60,275,627	(1)	65.87%	542,480,716	(2)	66.62%
Millard S. Drexler	7,370,977	(6)	8.06%	72,359,284	(7)	8.82%
John G. Danhakl	22,666,665	(8)	24.77%	203,999,999	(8)	25.05%
Jonathan D. Sokoloff	22,666,665	(9)	24.77%	203,999,999	(9)	25.05%
Carrie Wheeler	—	(5)	*	—	(5)	*
Lynda Markoe	74,074		*	1,049,438	(10)	*
Jenna Lyons	296,296		*	4,014,255	(11)	*
James Scully	185,185		*	2,543,322	(12)	*
Libby Wadle	148,148		*	2,052,997	(13)	*
All Executive Officers and Directors as a Group	91,016,972		99.47%	828,500,011		99.82%

(1)	Represents 60,275,627 shares of Class L common stock of Chinos Holdings, Inc. (the “TPG Class L Stock”) held by TPG Chinos, L.P., a Delaware limited partnership (“TPG Chinos”), whose general partner is TPG Advisors VI, Inc., a Delaware corporation (“Advisors VI”). Messrs. James G. Coulter and David Bonderman are officers, directors and sole shareholders of Advisors VI and may therefore be deemed to beneficially own the TPG stock. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG stock held by Advisors VI except to the extent of their pecuniary interest therein. The address of Advisors VI and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(2)	Represents 542,480,716 shares of Class A common stock of Chinos Holdings, Inc. (the “TPG Class A Stock” and, together with the TPG Class L Stock, the “TPG Stock”) held by TPG Chinos.
(3)	Represents 17,091,769 shares of Class L common stock held by Green Equity Investors V, L.P., a Delaware limited partnership (“GEI V”), 5,127,119 shares of Class L common stock held by Green Equity Investors Side V, L.P., a Delaware limited partnership (“GEI Side”) and 447,777 shares of Class L common stock held by LGP Chino Coinvest LLC, a Delaware limited Liability Company (“LGP Chino Coinvest” and, together with GEI V and GEI Side, the “LGP Funds”). GEI Capital V, LLC, a Delaware limited liability company (“GEI Capital”), is the general partner of each of GEI V and GEI Side. GEI Capital may be deemed to have voting and dispositive power with respect to the 22,218,888 shares of Class L common stock held by GEI V and GEI Side. GEI Capital expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. Leonard Green & Partners, L.P., a Delaware limited partnership (“LGP”) is the manager of LGP Chino Coinvest and serves as the management company of GEI V and GEI Side. LGP may be deemed to have voting and dispositive power with respect to the 22,666,665 shares of Class L common stock held by the LGP Funds. LGP expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. The business address of each of the LGP Funds and LGP is c/o Leonard Green & Partners, 11111 Santa Monica Boulevard Suite 2000, Los Angeles, CA 90025.

(4)	Represents 153,825,921 shares of Class A common stock held by GEI V, 46,144,078 shares of Class A common stock held by GEI Side and 4,030,000 shares of Class A common stock held by LGP Chino Coinvest. GEI Capital is the general partner of each of GEI V and GEI Side. GEI Capital may be deemed to have voting and dispositive power with respect to the 199,969,999 shares of Class A common stock held by GEI V and GEI Side. GEI Capital expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. LGP is the manager of LGP Chino Coinvest and serves as the management company of GEI V and GEI Side. LGP may be deemed to have voting and dispositive power with respect to the 203,999,999 shares of Class A common stock held by the LGP Funds. LGP expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein.
(5)	Ms. Wheeler is a TPG Partner. Ms. Wheeler does not have voting or dispositive power over and disclaims beneficial ownership of the TPG Stock. The business address of Ms. Wheeler is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(6)	Represents 3,571,978 shares of Class L common stock held by The Drexler Family Revocable Trust, 1,878,555 shares of Class L common stock held by The Millard S. Drexler 2009 Grantor Retained Annuity Trust #1, 1,856,000 shares of Class L common stock held by The Millard S. Drexler 2009 Grantor Retained Annuity Trust #2 and 64,444 shares of Class L common stock held by Millard S. Drexler.
(7)	Represents 32,147,805 shares of Class A common stock held by The Drexler Family Revocable Trust, 16,907,000 shares of Class A common stock held by The Millard S. Drexler 2009 Grantor Retained Annuity Trust #1, 16,704,000 shares of Class A common stock held by The Millard S. Drexler 2009 Grantor Retained Annuity Trust #2 and 580,000 shares of Class A common stock held by Millard S. Drexler. Also includes 6,020,479 shares of Class A common stock that Mr. Drexler has the right to acquire within 60 days of March 1, 2012 upon the exercise of stock options at an exercise price of $1.00 per share.
(8)	Mr. Danhakl is a Managing Partner of LGP, and by virtue of this and the relationships described in Footnotes (3) and (4) above, may be deemed to share voting and dispositive power with respect to the 22,666,665 shares of Class L common stock and 203,999,999 shares of Class A common stock beneficially owned by the LGP Funds. Mr. Danhakl disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein. The business address of Mr. Danhakl is c/o Leonard Green & Partners, 11111 Santa Monica Boulevard Suite 2000, Los Angeles, CA 90025.
(9)	Mr. Sokoloff is a Managing Partner of LGP, and by virtue of this and the relationships described in Footnote (3) and (4) above, may be deemed to share voting and dispositive power with respect to the 22,666,665 shares of Class L common stock and 203,999,999 shares of Class A common stock beneficially owned by the LGP Funds. Mr. Sokoloff disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein. The business address of Mr. Sokoloff is c/o Leonard Green & Partners, 11111 Santa Monica Boulevard Suite 2000, Los Angeles, CA 90025.
(10)	Includes shares of Class A common stock that Ms. Markoe has the right to acquire within 60 days of March 1, 2012 upon the exercise of stock options as follows: 888,888 shares at an exercise price of $0.25 per share, and 160,550 shares at an exercise price of $1.00 per share.
(11)	Includes shares of Class A common stock that Ms. Lyons has the right to acquire within 60 days of March 1, 2012 upon the exercise of stock options as follows: 3,555,555 shares at an exercise price of $0.25 per share, and 458,700 shares at an exercise price of $1.00 per share.
(12)	Includes shares of Class A common stock that Mr. Scully has the right to acquire within 60 days of March 1, 2012 upon the exercise of stock options as follows: 2,222,222 shares at an exercise price of $0.25 per share, and 321,100 shares at an exercise price of $1.00 per share.
(13)	Includes shares of Class A common stock that Ms. Wadle has the right to acquire within 60 days of March 1, 2012 upon the exercise of stock options as follows: 1,777,777 shares at an exercise price of $0.25 per share, and 275,220 shares at an exercise price of $1.00 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

University Village Leases

Stuart Sloan, who was a director until the effective date of the Acquisition on March 7, 2011, is the President of UV, Inc., which is the general partner of University Village Limited Partnership (“UVLP”), the owner and operator of University Village Shopping Center (“UVSC”) in Seattle, Washington. Mr. Sloan’s sons are the beneficiaries of trusts that are limited partners of UVLP. We have entered into three separate lease agreements with UVLP for retail store locations at UVSC as follows: (i) in 2003, we began leasing a 7,400 square foot space for a J.Crew store (the “2003 Lease”), (ii) in 2008, we began leasing a 1,394 square foot space for a crewcuts store (the “2008 Lease”) and (iii) in September 2009, we began leasing a 3,381 square foot space for a Madewell store (the “2009 Lease”). The term of each lease is 10 years. We received allowances for tenant’s improvements from UVLP in the amount of $450,000, $69,700 and $100,000 for the 2003 Lease, the 2008 Lease and the 2009 Lease, respectively. Under the 2003 Lease, we pay base rent of $296,000 for years one through five and $326,000 for years six through 10. Under the 2008 Lease we pay base rent of $104,550 for years one through three, $111,520 for years four through seven and $118,490 for years eight through ten. Under the 2009 Lease we pay base rent of $202,860 for years one through five and $236,670 for years six through ten. Under each lease, we are also obligated to make contingent rent payments based on the store’s sales in excess of a specified threshold and to pay real estate taxes, insurance and certain common-area costs. We believe the terms of all three leases are consistent with arms-length negotiations.

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

Pursuant to the Stockholders Agreements and as of the closing of the Acquisition, (i) the LGP Funds have the right to nominate, and have nominated, two directors to the Company’s Board, (ii) Millard S. Drexler has been nominated to the Board and will serve so long as he is the chief executive officer of the Company and (iii) TPG has the right to set the size of the Board and nominate the remaining directors. At the closing of the Acquisition, TPG nominated two directors to the Company’s Board such that the Board is currently comprised of five directors. Pursuant to the Amended and Restated Certificate of Incorporation of the Company as well as the Stockholders Agreements, each director nominated by TPG has four votes for purposes of any Board action and each other director has one vote for purposes of any Board action. All decisions of the Board require the approval of a majority of the voting power held by the directors appointed in accordance with the Stockholders Agreements. In addition, the Stockholders Agreements provide that certain significant transactions regarding the Company and its parent companies require the consent of the LGP Funds.

The Stockholders Agreements contain customary agreements with respect to restrictions on the issuance or transfer of shares of common stock in the Company and its parent entities, including preemptive rights, rights of first offer upon a disposition of shares, tag along rights and drag along rights.

The Principal Investors Stockholders’ Agreement contains customary demand and piggyback registration rights in favor of the Sponsors and the other stockholders party thereto. The Management Stockholders’ Agreement also contains call rights allowing Parent and, in certain circumstances, the Sponsors, to purchase shares of Parent held by members of management party thereto in the event of a termination of employment of such member of management.

Agreements with the Sponsors

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

The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers, their designees and each of their respective affiliates. The management services agreement may be terminated by TPG, the board of directors of Parent or upon an initial public offering or change of control unless TPG determines otherwise. In the event the management services agreement is terminated, we expect to pay the Managers or their designees all unpaid fees plus the sum of the net present values of the aggregate annual retainer fees that would have been payable with respect to the period from the date of termination until the expiration date in effect immediately prior to such termination.

Pursuant to the management services agreement, the Managers received on the closing date an aggregate transaction fee of $35 million in connection with the Transactions. Additionally, in connection with the Transactions, the Managers incurred certain costs, aggregating to $19.9 million, which were either (i) paid for on behalf of the Managers or (ii) reimbursed to the Managers by the Company. These costs are reflected as a reduction of stockholders’ equity in the consolidated financial statements of the Company.

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

Private Aircraft

Mr. Drexler travels extensively for Company business, including for purposes of site visitations to the Company’s stores. For purposes of business efficiency, Mr. Drexler uses his private airplane. Mr. Drexler’s airplane is owned by an entity which he controls. We pay an established charter rate to a third-party commercial aircraft operator for business use of his airplane. Mr. Drexler also has a fractional interest in a helicopter and we reimburse him for business use of the helicopter at an established rate. The audit committee has reviewed the terms of these arrangements to ensure they are at, or below, market and in the best interests of the Company. During fiscal 2011, we paid $1,120,000 pursuant to these arrangements.

Review, Approval or Ratification of Transactions with Related Persons

The Board has adopted a written policy regarding the approval or ratification of all transactions required to be reported under the SEC’s rules regarding transactions with related persons. In accordance with this policy, the audit committee of the Board will evaluate each related person transaction for the purpose of recommending to the disinterested members of the Board that the transactions are fair, reasonable and within Company policy, and should be ratified and approved by the Board. At least semi-annually, management will provide the audit committee with information pertaining to related person transactions. The audit committee will consider each related person transaction in light of all relevant factors and the controls implemented to protect the interests of the Company and its stockholders. Relevant factors will include:

•	the benefits of the transaction to the Company;

•	the terms of the transaction and whether they are arm’s-length and in the ordinary course of the Company’s business;

•	the direct or indirect nature of the related person’s interest in the transaction;

•	the size and expected term of the transaction; and

•	other facts and circumstances that bear on the materiality of the related person transaction under applicable law.

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

DIRECTOR INDEPENDENCE

Because all of our directors, except Mr. Drexler, who is an employee of the Company, are employees of our Sponsors, none of our current directors can be considered independent under the independence standards of the New York Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

During fiscal years 2011, 2010 and 2009, KMPG LLP served as our independent registered public accounting firm and in that capacity rendered an unqualified opinion on our consolidated financial statements as of and for the three years ended January 28, 2012. For purposes of this disclosure, fiscal 2011 includes both the Predecessor period from January 30, 2011 to March 7, 2011 and the Successor period from March 8, 2011 to January 28, 2012.

The following table sets forth the aggregate fees billed or expected to be billed to us by our independent registered public accounting firm in each of the last two fiscal years:

	Fiscal 2011	Fiscal 2010
Audit Fees	$1,490,000	$1,050,000
Audit-Related Fees	400,000	35,000
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$1,890,000	$1,085,000

Audit Fees

These amounts represent fees billed or expected to be billed by KPMG LLP for professional services rendered for the audits of the Company’s annual financial statements for fiscal 2011 and fiscal 2010 and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

These amounts represent fees billed or expected to be billed by KPMG LLP for professional services rendered that were not included under “Audit Fees” above. Audit-Related Fees in fiscal 2011 were related to procedures performed in connection with debt issuance such as “comfort letter” and our Form S-4 Registration statement filing. Audit-Related Fees in fiscal 2010 were related to discussions and consultations with respect to various technical accounting matters.

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

The audit committee is governed by a written charter, which is available free of charge on the investor relations section of our website at www.jcrew.com or upon written request to the Secretary of the Company, J.Crew Group, Inc., 770 Broadway, New York, New York 10003. The audit committee held six meetings in Fiscal 2011.

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

J.CREW GROUP, INC.

Date: March 19, 2012	By:	/S/ MILLARD DREXLER
Millard Drexler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 19, 2012.

Signature		Title

/S/ MILLARD DREXLER Millard Drexler		Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)

/S/ JAMES SCULLY James Scully		Chief Administrative Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

* James Coulter		Director

* John Danhakl		Director

* Jonathan Sokoloff		Director

* Carrie Wheeler		Director

*By:	/s/ JAMES SCULLY James Scully, Attorney-in-Fact

J.Crew Group, Inc.

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at January 28, 2012 (Successor) and January 29, 2011 (Predecessor)	F-3

Consolidated Statements of Operations for the periods March 8, 2011 to January  28, 2012 (Successor), January 30, 2011 to March 7, 2011 (Predecessor), January 29, 2011 (Predecessor) and January 30, 2010 (Predecessor)

F-4

Consolidated Statements of Changes in Stockholders’ Equity for the periods March  8, 2011 to January 28, 2012 (Successor), January 30, 2011 to March 7, 2011 (Predecessor), January 29, 2011 (Predecessor) and January 30, 2010 (Predecessor)

F-5

Consolidated Statements of Cash Flows for the periods March 8, 2011 to January  28, 2012 (Successor), January 30, 2011 to March 7, 2011 (Predecessor), January 29, 2011 (Predecessor) and January 30, 2010 (Predecessor)

F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts for the years ended January 28, 2012, January 29, 2011 and January 30, 2010	F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J.Crew Group, Inc.:

We have audited the accompanying consolidated balance sheet of J.Crew Group, Inc. and subsidiaries as of January 28, 2012, (“Successor”) and the consolidated balance sheet of J.Crew Group, Inc. and its subsidiaries as of January 29, 2011 (“Predecessor”), and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the Successor period March 8, 2011 to January 28, 2012, and the consolidated statements of operations, changes in stockholders’ equity and cash flows for the Predecessor period January 30, 2011 to March 7, 2011 and the years ended January 29, 2011, and January 30, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of January 28, 2012, and the financial position of the Predecessor as of January 29, 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the Successor period March 8, 2011 to January 28, 2012, and the consolidated statements of operations, changes in stockholders’ equity and cash flows for the Predecessor period January 30, 2011 to March 7, 2011 and the years ended January 29, 2011, and January 30, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 19, 2012

J.CREW GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	January 28, 2012	January 29, 2011
	(Successor)	(Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$221,852	$381,360
Merchandise inventories	242,659	214,431
Prepaid expenses and other current assets	48,052	39,104
Deferred income taxes, net	9,971	—
Prepaid income taxes	4,087	—

Total current assets	526,621	634,895

Property and equipment, at cost	281,518	367,893
Less accumulated depreciation	(16,946)	(170,683)

Property and equipment, net	264,572	197,210
Favorable lease commitments, net	48,930	—
Deferred financing costs, net	58,729	970
Deferred income taxes, net	—	20,171
Intangible assets, net	985,322	4,343
Goodwill	1,686,915	—
Other assets	2,433	2,577

Total assets	$3,573,522	$860,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,116	$147,083
Other current liabilities	116,339	117,642
Interest payable	26,735	—
Income taxes payable	—	1,673
Deferred income taxes, net	—	4,277
Current portion of long-term debt	15,000	—

Total current liabilities	316,190	270,675

Long-term debt	1,579,000	—
Unfavorable lease commitments and deferred credits, net	53,700	67,665
Deferred income taxes, net	410,515	—
Other liabilities	37,065	10,705

Total liabilities	2,396,470	349,045

Stockholders’ equity:
Common stock (Predecessor) $0.01 par value; 200,000,000 shares authorized, 65,262,679 shares issued, and 63,909,780 shares outstanding	—	653
Common stock (Successor) $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,183,606	630,025
Accumulated other comprehensive loss	(18,963)	—
Retained earnings (accumulated deficit)	12,409	(112,226)
Treasury stock, at cost (no shares and 1,352,899 shares held)	—	(7,331)

Total stockholders’ equity	1,177,052	511,121

Total liabilities and stockholders’ equity	$3,573,522	$860,166

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Operations

(in thousands)

	For the Period		For the Year Ended
	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011	January 30, 2010
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Revenues:
Net sales	$1,696,309	$130,116	$1,683,470	$1,539,118
Other	25,441	3,122	38,757	38,924

Total revenues	1,721,750	133,238	1,722,227	1,578,042
Cost of goods sold, including buying and occupancy costs	1,042,197	70,284	975,230	882,385

Gross profit	679,553	62,954	746,997	695,657
Selling, general and administrative expenses	574,877	79,736	533,029	484,396

Income (loss) from operations	104,676	(16,782)	213,968	211,261
Interest expense, net of interest income of $192, $61, $284, and $310.	91,683	1,166	3,914	5,384

Income (loss) before income taxes	12,993	(17,948)	210,054	205,877
Provision (benefit) for income taxes	584	(1,798)	88,549	82,517

Net income (loss)	$12,409	$(16,150)	$121,505	$123,360

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
	Shares	Amount
Balance at January 31, 2009	63,791,590	$637	$585,003	$(357,091)	$—	$(3,600)	$224,949

Net income	—	—	—	123,360	—	—	123,360
Share-based compensation	—	—	12,770	—	—	—	12,770
Exercise of stock options	809,637	8	6,772	—	—	—	6,780
Excess tax benefit from share-based awards	—	—	7,109	—	—	—	7,109
Issuance of common stock under ASPP	132,389	1	1,732	—	—	—	1,733
Issuance of restricted stock	341,247	3	(3)	—	—	—	—
Net settlement of share-based awards	—	—	—	—	—	(823)	(823)
Forfeiture of restricted stock	(5,000)	—	—	—	—	—	—

Balance at January 30, 2010	65,069,863	$649	$613,383	$(233,731)	$—	$(4,423)	$375,878

Net income	—	—	—	121,505	—	—	121,505
Share-based compensation	—	—	10,697	—	—	—	10,697
Exercise of stock options	265,806	3	4,604	—	—	—	4,607
Excess tax benefit from share-based awards	—	—	356	—	—	—	356
Issuance of common stock under ASPP	33,128	1	985	—	—	—	986
Issuance of restricted stock	151,365	2	(2)	—	—	—	—
Net settlement of share-based awards	—	—	—	—	—	(2,908)	(2,908)
Forfeiture of restricted stock	(257,483)	(2)	2	—	—	—	—

Balance at January 29, 2011	65,262,679	$653	$630,025	$(112,226)	$—	$(7,331)	$511,121

Net loss	—	—	—	(16,150)	—	—	(16,150)
Share-based compensation	—	—	1,080	—	—	—	1,080
Exercise of stock options	6,025	—	79	—	—	—	79
Excess tax benefit from share-based awards	—	—	74,495	—	—	—	74,495
Issuance of common stock under ASPP	33,912	—	1,051	—	—	—	1,051
Net settlement of share-based awards	—	—	—	—	—	(20)	(20)
Other	—	—	—	(12)	—	—	(12)

Balance at March 7, 2011	65,302,616	$653	$706,730	$(128,388)	$—	$(7,351)	$571,644

Issuance of 1,000 shares of common stock	1,000	$—	$1,170,693	—	$—	$—	$1,170,693
Share-based compensation	—	—	12,913	—	—	—	12,913
Comprehensive loss:
Net income	—	—	—	12,409	—	—	12,409
Unrealized losses on cash flow hedges, net of tax	—	—	—	—	(18,963)	—	(18,963)

Total comprehensive loss	—	—	—	12,409	(18,963)	—	(6,554)

Balance at January 28, 2012	1,000	$—	$1,183,606	$12,409	$(18,963)	$—	$1,177,052

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Period		For the Year Ended
	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011	January 30, 2010
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,409	$(16,150)	$121,505	$123,360
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	59,595	3,929	49,756	51,765
Share-based compensation	48,037	1,080	10,697	12,770
Non-cash charge related to step-up in carrying value of inventory	32,500	—	—	—
Deferred income taxes	(29,768)	2,668	(2,001)	(6,739)
Amortization of favorable lease commitments	12,080	—	—	—
Amortization of intangible assets	8,988	—	—	—
Amortization of deferred financing costs	8,801	970	2,058	2,942
Excess tax benefits from share-based awards	—	(74,495)	(356)	(7,109)
Changes in operating assets and liabilities:
Merchandise inventories	(8,024)	(20,204)	(24,200)	(3,187)
Prepaid expenses and other current assets	(12,126)	3,178	(9,582)	5,404
Other assets	961	(825)	(171)	(963)
Accounts payable and other liabilities	58,637	(2,440)	30,359	24,608
Federal and state income taxes	54,209	1,179	3,727	29,503

Net cash provided by (used in) operating activities	246,299	(101,110)	181,792	232,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of J.Crew Group, Inc.	(2,981,901)	—	—	—
Capital expenditures	(92,908)	(2,644)	(52,351)	(44,705)

Net cash used in investing activities	(3,074,809)	(2,644)	(52,351)	(44,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	1,600,000	—	—	—
Proceeds from equity contributions	1,170,681	—	—	—
Excess tax benefit from share-based awards	—	74,495	356	7,109
Payment of debt issuance costs	(67,530)	—	—	—
Proceeds from share-based compensation plans	—	1,130	5,593	8,513
Repayment of debt	(6,000)	—	(49,229)	(50,771)
Repurchases of common stock	—	(20)	(2,908)	(823)

Net cash provided by (used in) financing activities	2,697,151	75,605	(46,188)	(35,972)

Increase (decrease) in cash and cash equivalents	(131,359)	(28,149)	83,253	151,677
Beginning balance	353,211	381,360	298,107	146,430

Ending balance	$221,852	$353,211	$381,360	$298,107

Supplemental cash flow information:
Income taxes paid	$35,477	$—	$87,157	$69,053

Interest paid	$55,973	$35	$1,105	$2,051

Non-cash equity contribution from management shareholders	$102,483	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended March 8, 2011 to January 28, 2012 (Successor), January 30, 2011 to March 7, 2011 (Predecessor), and the Years Ended January 29, 2011 and January 30, 2010 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

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

Although the Company continued as the same legal entity after the Acquisition, the accompanying consolidated statements of operations, stockholders’ equity and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Acquisition and the period succeeding the Acquisition. The Acquisition and the allocation of the purchase price were recorded as of March 7, 2011.

All significant intercompany balances and transactions are eliminated in consolidation.

(b) Business

The Company designs, contracts for the manufacture of, markets and distributes women’s, men’s and children’s apparel, shoes and accessories under the J.Crew, crewcuts and Madewell brand names. The Company’s products are marketed primarily in the United States and Canada through various channels of distribution, including retail and factory stores, catalogs, and the Internet.

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

(c) Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years 2011 (which reflects the Predecessor and Successor periods), 2010 and 2009 ended on January 28, 2012, January 29, 2011 and January 30, 2010, respectively, and consisted of 52 weeks.

(d) Use of Estimates in the Preparation of Financial Statements

Management of the Company is required to make estimates and assumptions about future events in preparing financial statements in conformity with generally accepted accounting principles (“GAAP”). These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of loss contingencies at the date of the consolidated financial statements. While management believes that past estimates and assumptions have been materially accurate, current estimates are subject to change if different assumptions as to the outcome of future events are made. Management evaluates estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on reasonable factors. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying consolidated financial statements.

(e) Revenue Recognition

Revenue is recognized at the point of sale for store sales and when merchandise is shipped to customers for phone and internet sales. Shipping terms for phone and Internet sales are FOB shipping point, and title passes to the customer at the time and place of shipment. Prices for all merchandise are listed in the Company’s catalogs and website and are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return. The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. The Company presents taxes collected from customers and remitted to governmental authorities on a net basis on the consolidated statements of operations.

A liability is recognized at the time a gift card is sold, and revenue is recognized at the time the gift card is redeemed for merchandise. Revenue is deferred and a liability is recognized for gift cards issued in connection with our customer loyalty program. Any unredeemed loyalty gift cards are recognized as income in the period in which they expire.

Other revenues include the estimated amount of unredeemed gift card liability based on Company specific historical trends, which amounted to $476 in the Successor period, $244 in the Predecessor period, $3,130 and $2,931 in fiscal years 2010 and 2009, respectively.

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

(g) Advertising and Catalog Costs

Direct response advertising, which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. Amortization of capitalized advertising costs is computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which is approximately two months. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 28, 2012 and January 29, 2011 were $7,620 and $7,584 respectively. Catalog costs, which are reflected in selling, general and administrative expenses, were $43,533 in the Successor period, $4,201 in the Predecessor period, $41,859 and $42,111 in fiscal years 2010 and 2009, respectively.

All other advertising costs, which are expensed as incurred, were $25,704 in the Successor period, $1,998 in the Predecessor period, $18,802 and $14,700, in fiscal years 2010 and 2009, respectively.

(h) Deferred Rent and Lease Incentives

Rental payments under operating leases are charged to expense on a straight-line basis after consideration of rent holidays, step rent provisions and escalation clauses. Differences between rental expense (recognized from the date of possession) and actual rental payments are recorded as deferred rent and included in deferred credits.

The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $15,016 and $39,311 at January 28, 2012 (Successor) and January 29, 2011 (Predecessor), respectively.

Deferred credits were eliminated in the allocation of purchase price on March 7, 2011. Deferred credits as of January 28, 2012 reflect deferred rent and lease incentives for properties which the Company took possession subsequent to the Acquisition. Additionally, in the allocation of purchase price, the Company recorded assets and liabilities for favorable and unfavorable lease commitments, which are amortized on a straight-line basis over the remaining lease life. See note 3 for more information regarding the allocation of the purchase price.

(i) Share-Based Compensation

The fair value of employee share-based awards is recognized as compensation expense on a straight line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividend yield. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. See note 5 for a complete description of the accounting for share-based awards related to the Successor and Predecessor periods.

(j) Property and Equipment

Property and equipment are stated at cost and are depreciated over the estimated useful lives using the straight-line method. Buildings and improvements are depreciated over estimated useful lives of twenty years. Furniture, fixtures and equipment are depreciated over estimated useful lives, ranging from three to ten years. Leasehold improvements are depreciated over the shorter of their useful lives or related lease terms (without consideration of optional renewal periods).

The Company capitalizes certain costs (included in fixtures and equipment) related to the acquisition and development of software and amortizes these costs using the straight line method over the estimated useful life of the software, which is three to five years. Certain development costs not meeting the criteria for capitalization are expensed as incurred.

Property and equipment was increased to its fair market value in the allocation of purchase price on March 7, 2011. The revised carrying values of the property and equipment are depreciated over their remaining useful lives. See note 3 for more information regarding the allocation of purchase price.

(k) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. Charges for impairment were $1,908 in the Successor period, none in the Predecessor period, $535 and $2,704, in fiscal years 2010 and 2009, respectively. See note 10 for more information regarding impairment of long-lived assets.

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

The Company recognizes interest expense and income related to income taxes as a component of interest expense, and penalties as a component of selling, general and administrative expenses.

(m) Segment Information

The Company operates in one reportable business segment. All of the Company’s identifiable assets are located primarily in the United States. Export sales are not significant.

(n) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $201,933 and $365,691 at January 28, 2012 (Successor) and January 29, 2011 (Predecessor), respectively, are stated at cost, which approximates market value.

(o) Operating Expenses

Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations and all shipping and handling and delivery costs associated with our Direct channel.

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, administrative payroll, store expenses other than occupancy costs, depreciation and amortization, certain warehousing expenses (aggregating to $24,888 in the Successor period, $1,494 in the Predecessor period, $26,932 and $24,661, in fiscal years 2010 and 2009, respectively), and credit card fees.

(p) Debt Issuance Costs

Debt issuance costs (included in other assets) are amortized over the term of the related debt agreements and are included in interest expense, net.

(q) Store Pre-opening Costs

Costs associated with the opening of new stores are expensed as incurred.

(r) Goodwill and Intangible Assets

The Acquisition of the Company was accounted for as a purchase business combination, whereby the purchase price paid was allocated to recognize the acquired assets and liabilities at fair value. In connection with the purchase price allocation, intangible assets were established for the J.Crew and Madewell trade names, loyalty program, customer lists and favorable lease commitments. The purchase price in excess of the fair value of assets and liabilities was recorded as goodwill, which consists primarily of intangible assets related to the knowhow, design and merchandising of the Company’s brands that do not quality for separate recognition.

Indefinite-lived intangible assets, such as the J.Crew trade name and goodwill, are not subject to amortization. The Company assesses the recoverability of indefinite-lived intangibles whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its fair value. Definite-lived intangibles, such as the Madewell trade name, loyalty program, customer lists and favorable lease commitments, are amortized on a straight line basis over their useful life or remaining lease term.

(s) Reclassification

Certain prior year amounts have been reclassified to conform with current year’s presentation.

2. The Transactions

As discussed in note 1, the Acquisition was completed on March 7, 2011 and was financed by:

•

Borrowings under the Company’s senior secured credit facilities (the “Senior Credit Facilities”) consisting of: (i) a $250 million, 5-year asset-based revolving credit facility (the “ABL Facility”), which was undrawn at closing of the Acquisition and remains undrawn at the date of these financial statements and (ii) a $1.2 billion, 7-year term loan credit facility (the “Term Loan”);

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

These transactions, the Acquisition and payment of any costs related to these transactions are collectively referred to as the “Transactions.”

3. Purchase Accounting

The Acquisition was accounted for as a purchase business combination in accordance with ASC 805, Business Combinations, whereby the purchase price paid to effect the Acquisition was allocated to recognize the acquired assets and liabilities at fair value. The Acquisition and the allocation of the purchase price of approximately $3.1 billion have been recorded as of March 7, 2011. The sources and uses of funds in connection with the Transactions are summarized below:

Sources:

Proceeds from Term Loan	$1,200,000
Proceeds from Notes	400,000
Proceeds from equity contributions	1,225,911
Cash on hand	307,150

Total sources	$3,133,061

Uses:

Equity purchase price	$2,981,415
Transaction costs	151,646

Total uses	$3,133,061

In connection with the purchase price allocation, estimates of the fair values of long-lived and intangible assets have been determined based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, valuation results from independent valuation specialists. As of January 28, 2012, purchase accounting adjustments have been recorded to: (i) increase the carrying value of property and equipment, and inventory, (ii) establish intangible assets for trade names, loyalty program, customer lists and favorable lease commitments, and (iii) revalue gift card and lease-related liabilities.

The allocation of purchase price is as follows:

Purchase price	$2,981,415
Less: net assets acquired	(571,644)
Less: after tax cost of post-combination share-based awards.	(21,425)

Excess of purchase price over book value of net assets acquired	$2,388,346

Write up of tangible assets:

Property and equipment	$35,334
Merchandise inventories	32,500
Fair market value of favorable leases	61,010

Acquisition-related intangible assets:

J.Crew brand name (indefinite lived)	885,300
Madewell brand name (20 year life)	82,000
Loyalty program and customer lists (5 year life)	27,010
Less: historical intangible assets	(4,351)

Acquisition-related intangibles	989,959

Write down/(up) of liabilities:

Gift card liability revaluation	7,737
Deferred rent and lease incentive revaluation	66,880
Fair market value of unfavorable leases	(40,920)

Deferred income taxes:

Long-term deferred tax asset	(20,171)
Short-term deferred tax liability	(5,678)
Long-term deferred tax liability	(425,220)
Residual goodwill(1)	1,686,915

Total allocated excess purchase price	$2,388,346

(1)	Residual goodwill consists primarily of intangible assets related to the knowhow, design and merchandising of the Company’s brands that do not qualify for separate recognition in accordance with ASC 805.

Pro forma financial information

The following unaudited pro forma results of operations gives effect to the Acquisition as if it had occurred on January 31, 2010. The pro forma results of operations reflects adjustments (i) to record amortization and depreciation resulting from purchase accounting, (ii) to record Sponsor monitoring fees, and (iii) to eliminate non-recurring charges that were incurred in connection with the Transaction, including acquisition-related share-based compensation, transaction costs, transaction-related litigation recoveries, and amortization of the step-up in the carrying value of inventories. This unaudited pro forma financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Acquisition had actually occurred on that date, nor the results of operations in the future.

(Dollars in millions)	For the Period January 30, 2011 to January 28, 2012		For the Period January 31, 2010 to January 29, 2011
	As reported	Pro forma	As reported	Pro forma
Total revenues	$1,854,988	$1,854,988	$1,722,227	$1,722,227

Net income (loss)	$(3,741)	$51,514	$121,505	$54,245

4. Transactions with Sponsors

In connection with the Transactions, the Company entered into a management services agreement with the Sponsors pursuant to which they received on the closing date an aggregate transaction fee of $35 million. In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 0.40% of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. Successor recorded an expense of $7.4 million for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statement of operations.

5. Share Based Compensation

Successor share-based compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

On March 4, 2011, the Parent adopted the Chinos Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which authorizes equity awards to be granted for up to 91,740,627 shares of the common stock of the Parent, of which options for 68,663,119 shares were issued to certain members of management, including (i) 43,276,264 options with an exercise price of $1.00 that become exercisable over the requisite service period and (ii) 25,386,855 options with an exercise price of $1.00 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The options have terms of up to ten years and become exercisable over a period up to seven years.

Accounting for Share-Based Compensation

The fair value of the time-based awards is recognized as compensation expense on a straight line basis over the requisite service period of the award, included in selling, general and administrative expenses on the statement of operations. The fair value of the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until such event occurs. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividend yield. At grant date, the Company estimates an amount of forfeitures that will occur prior to vesting. Successor recorded an expense of $3.3 million for the time-based awards.

The fair value of stock options was estimated at the date of grant using an option pricing model with the following weighted average assumptions:

Option Valuation Assumptions	Successor
Risk-free interest rates(1)	2.6%
Dividend yield	—
Expected volatility(2)	44.2%
Expected term(3)	6.4

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	Based on average volatility of stock prices of companies in a peer group analysis.
(3)	Represents the period of time (in years) options are expected to be outstanding.

As of January 28, 2012, there was $15.7 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 3.9 years. The weighted-average grant-date fair value of options granted was $0.47. No options were vested or exercised during the Successor period.

The following table summarizes stock option activity for the Successor period:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at March 8, 2011	—	$—
Granted	68,663,119	$1.00
Exercised	—	$—
Forfeited	(3,495,400)	$1.00

Outstanding at January 28, 2012	65,167,719	$1.00	9.2	$—

Exercisable at January 28, 2012	—	$—	—	$—

Expected to vest at January 28, 2012	63,016,426	$1.00	9.2	$—

The following table summarizes stock option vesting activity for the Successor period:

	Shares	Weighted Average Grant Date Fair Value
Unvested at March 8, 2011	—	$—
Granted	68,663,119	$1.00
Vested	—	$—
Forfeited	(3,495,400)	$1.00

Unvested at January 28, 2012	65,167,719	$1.00

The following table summarizes the shares available for grant as stock options or other share-based awards under the 2011 Plan:

Shares
Available for grant at March 8, 2011	—
Authorized	91,740,627
Granted	(68,663,119)
Forfeited and available for reissuance	3,495,400

Available for grant at January 28, 2012	26,572,908

Acquisition-related share-based compensation

In connection with the Acquisition, all outstanding share-based awards granted prior to the Transactions became fully vested. Because the acceleration of the awards was not a term of the original award agreements, but was provided for in the merger agreement, the acceleration was determined to be a modification of the original awards. This modification required the Company to calculate a revised fair value of the awards, which totaled (i) $213.1 million for awards settled in cash and (ii) $9.6 million for awards rolled over by members of management.

Awards settled in cash

The total pre-tax revised fair value attributable to pre-combination service was $178.0 million. This amount was recorded as consideration transferred to acquire the Company. The total pre-tax revised fair value attributable to post-combination service was $35.1 million. Because there was no future service requirement to the Parent, this amount was immediately recorded as share-based compensation expense in the statement of operations of the Successor.

Awards rolled over by management

The total pre-tax revised fair value attributable to pre-combination service was not material. Therefore, the entire pre-tax revised fair value of $9.6 million associated with the awards rolled over by management was deemed attributable to post-combination service. Because there was no future service requirement to the Parent, this amount was immediately recorded as share-based compensation expense in the statement of operations of the Successor.

The total acquisition-related share-based compensation expense recorded by the Successor from the awards settled in cash and rolled over by management was $44.7 million.

Predecessor share-based compensation

Share-based compensation of Predecessor reflects the fair value of employee share-based awards, including stock options, time and performance-based restricted stock, and associate stock purchase plans, recognized as compensation expense on a straight-line basis over the requisite service period of the award. All outstanding share-based awards granted as of immediately prior to the Transactions became fully vested in connection with the Acquisition. The equity incentive plans of the Predecessor no longer exist.

6. Property and Equipment

Property and equipment, net consists of:

	January 28, 2012	January 29, 2011
	(Successor)	(Predecessor)
Land	$2,844	$1,710
Buildings and improvements	14,685	12,867
Fixtures and equipment	99,005	126,141
Leasehold improvements	135,218	207,531
Construction in progress	29,766	19,644

	281,518	367,893
Less accumulated depreciation and amortization	(16,946)	(170,683)

	$264,572	$197,210

7. Other Current Liabilities

Other current liabilities consist of:

	January 28, 2012	January 29, 2011
	(Successor)	(Predecessor)
Customer liabilities	$29,593	$33,557
Taxes, other than income taxes	6,305	5,852
Accrued occupancy	2,615	2,893
Reserve for sales returns	8,953	8,781
Accrued compensation	7,812	10,683
Other	61,061	55,876

	$116,339	$117,642

8. Long-term Debt and Credit Arrangements

Long-term debt consisted of the following:

	January 28, 2012	January 29, 2011
	(Successor)	(Predecessor)
Term Loan	$1,194,000	$—
Notes	400,000	—
Less current portion of Term Loan	(15,000)	—

Long-term debt	$1,579,000	$—

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

There were no short-term borrowings during fiscal 2011. Outstanding stand-by letters of credit were $9.2 million and excess availability, as defined, was $240.8 million at January 28, 2012.

Demand Letter of Credit Facility

The Company has an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $14.8 million and availability was $20.2 million at January 28, 2012 under this facility.

Term Loan

In connection with the Acquisition, on March 7, 2011, the Company entered into the Term Loan Facility, governed by a term loan credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $1,200 million. The Company is required to make quarterly principal payments of $3.0 million, or 0.25% of the original principal amount of the term loan on the last day of January, April, July, and October. The Company is also required to repay the term loan based on annual excess cash flows as defined in the agreement under certain circumstances. Borrowings under the Term Loan mature on the seventh anniversary of the closing date of the Acquisition.

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

8.125% Senior Notes due 2019

On March 7, 2011, Group (as successor by merger to Chinos Acquisition Corporation) issued $400 million in principal amount of Notes. The Notes bear interest at a rate of 8.125% per annum, and interest is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2011. The Notes mature on March 1, 2019.

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

Group has been in compliance with its covenants during the terms of these agreements.

Interest expense

The significant components of interest expense are as follows:

	For the Period		For the Year Ended
	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011	January 30, 2010
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Term Loan	$51,824	$—	$—	$—
Notes ty and equipment	29,674	—	—	—
Former term loan (extinguished in August 2010)	—	—	606	2,118
Amortization of deferred financing costs	8,802	970	2,058	2,942
Other, net of interest income	1,383	196	1,250	324

Interest expense, net	$91,683	$1,166	$3,914	$5,384

9. Derivative Financial Instruments

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

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

	January 28, 2012	January 29, 2011
	(Successor)	(Predecessor)
Interest rate caps (included in other assets)	$6	$—

Interest rate swaps (included in other liabilities)	$(30,358)	$—

Accumulated other comprehensive loss, net of tax	$18,963	$—

10. Fair Value Measurements

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

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $1,542 million at January 28, 2012 based on quoted market prices of the debt (level 1 inputs).

In April 2011, the Company entered into interest rate cap and swap agreements in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness, which are measured in the financial statements at fair value on a recurring basis. See note 9 for more information regarding the fair value of these financial assets and liabilities.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

Non-financial assets and liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of January 28, 2012 or January 29, 2011 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Period		For the Year Ended
	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011	January 30, 2010
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Carrying value of long-term assets written down to fair value	$1,908	$—	$535	$2,704

Impairment charge	$1,908	$—	$535	$2,704

11. Commitments and Contingencies

(a) Operating Leases

As of January 28, 2012, the Company was obligated under various long-term operating leases for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals.

These operating leases expire on varying dates through 2023. At January 28, 2012 aggregate minimum rentals are as follows:

Fiscal year	Amount
2012	$110,260
2013	$113,390
2014	$108,425
2015	$105,503
2016	$99,200
Thereafter	$344,817

Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

Rent expense was $101,766 in the Successor period, $9,534 in the Predecessor period, $93,619 and $85,771 in fiscal years 2010 and 2009, respectively, including contingent rent, based on store sales, of $5,000, $251, $5,306 and $4,305, respectively.

(b) Employment Agreements

The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

(c) Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary conduct of its business. Although the outcome of these claims cannot be predicted with certainty, management does not believe that it is reasonably possible that resolution of these legal proceedings will result in unaccrued losses that would be material. See note 16 for more information.

12. Employee Benefit Plan

The Company has a 401(K) Savings Plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company’s contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the 401(K) Savings Plan were $3,238 in the Successor period, $320 in the Predecessor period, $3,352 and $962 in fiscal years 2010 and 2009, respectively. The decrease in contributions in fiscal 2009 was due to the Company suspending its 401(k) Savings Plan matching contribution from April 2009 through December 2009.

13. Other Revenues

Other revenues consist of the following:

	For the Period March 8, 2011 to January 28, 2012	For the Period January 30, 2011 to March 7, 2011	For the Year Ended January 29, 2011	For the Year Ended January 30, 2010
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Shipping and handling fees	$21,633	$2,395	$34,090	$35,887
Other	3,808	727	4,667	3,037

Other revenues	$25,441	$3,122	$38,757	$38,924

14. Income Taxes

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

During fiscal 2011, the Company filed its federal income tax returns for the tax year ended January 2011 and the short-period ended March 7, 2011. The Company carried back losses incurred in connection with the Acquisition, resulting in refundable federal income taxes of $64 million, which were collected in the third quarter of fiscal 2011

The following table summarizes the components of the provision for income taxes:

(Dollars in millions)	For the Period March 8, 2011 to January 28, 2012	For the Period January 30, 2011 to March 7, 2011	For the Year Ended January 29, 2011	For the Year Ended January 30, 2010
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Current:
Federal	$30.6	$(4.5)	$73.3	$68.5
State and local	(0.4)	—	17.2	20.8
Foreign	0.2	—	—	—

	30.4	(4.5)	90.5	89.3

Deferred:
Federal	(31.4)	3.0	(0.7)	(6.6)
State and local	1.7	(0.3)	(1.3)	(0.1)
Foreign	(0.1)	—

	(29.8)	2.7	(2.0)	(6.7)

Total	$0.6	$(1.8)	$88.5	$82.6

The following table summarizes the principal reasons for the difference between the effective tax and the U.S. federal statutory income tax rate:

	For the Period March 8, 2011 to January 28, 2012	For the Period January 30, 2011 to March 7, 2011	For the Year Ended January 29, 2011	For the Year Ended January 30, 2010
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Federal income tax rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	6.4	1.0	5.0	5.9
Non-deductible Transaction costs	(18.7)	(25.8)	2.5	—
Uncertain tax positions	(13.8)	—	—	—
Other	(4.4)	(0.2)	(0.3)	(0.8)

Effective tax rate	4.5%	10.0%	42.2%	40.1%

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are as follows:

(Dollars in millions)	January 28, 2012	January 29, 2011
Deferred tax assets:
Rent	$22.9	$22.2
Financial instruments	12.1	—
Reserve for sales returns	3.5	3.5
Share-based payments	5.1	9.9
State net operating losses	4.9	—
Intangible assets	3.7	—
State taxes and interest	1.7	2.5
Other	12.6	7.0

	66.5	45.1
Deferred tax liabilities:
Intangible assets	(388.2)	—
Difference in book and tax basis for property and equipment	(45.6)	(18.6)
Rent	(21.4)	—
Prepaid catalog and other prepaid expenses	(11.1)	(10.6)
Other	(0.7)	—

	(467.0)	(29.2)

Net deferred income tax assets (liability)	$(400.5)	$15.9

Amounts included in consolidated balance sheets:
Current assets	$10.0	$—
Non-current assets	—	20.2
Current liabilities	—	(4.3)
Non-current liabilities	(410.5)	—

	$(400.5)	$15.9

Management believes that it is more likely than not that the deferred tax asset balance of $66.5 million as of January 28, 2012 will be realized. The Company recorded significant deferred taxes in connection with its Acquisition on March 7, 2011. See note 3 for more information regarding the allocation of purchase price.

As of January 28, 2012, the Company has $6.7 million in liabilities associated with uncertain tax positions (including interest and penalties of $1.1 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $4.3 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

A reconciliation of unrecognized tax benefits is as follows:

(Dollars in millions)	For the Period March 8, 2011 to January 28, 2012	For the Period January 30, 2011 to March 7, 2011	For the Year Ended January 29, 2011
	(Successor)	(Predecessor)	(Predecessor)
Balance at beginning of period	$9.5	$9.5	$9.7
Additions for tax positions taken during current year	2.2	—	2.4
Reductions for tax positions taken during prior years	(1.4)	—	(0.2)
Settlements	—	—	(0.3)
Expirations of statutes of limitations	(2.6)	—	(2.1)

Balance at end of period	$7.7	$9.5	$9.5

Tax returns for periods ended January 2009 through March 7, 2011 are subject to examination by the Internal Revenue Service. The tax return for the period ended January 2011 is currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2002 to 2010. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

As of January 28, 2012, the Company has state and local net operating loss carryovers of approximately $98.1 million. These carryovers are available to offset future taxable income for state and local tax purposes and expire primarily in March 2031.

15. Related Party Transaction

In connection with the Transactions, the Company entered into a management services agreement with the Sponsors pursuant to which they received on the closing date an aggregate transaction fee of $35 million. Additionally, in connection with the Acquisition, the Sponsors incurred certain costs, aggregating to $19.9 million, which were either (i) paid for on behalf of the Sponsors or (ii) reimbursed to the Sponsors by the Company. These costs are reflected as a reduction of stockholders’ equity in the consolidated financial statements of the Company.

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

16. Litigation

In addition to those discussed below, the Company is subject to various other legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these other legal proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Litigation Relating to the Acquisition

In connection with the Acquisition, between November 24, 2010 and December 16, 2010, sixteen purported class action complaints were filed against some or all of the following: the Company, certain officers of the Company, members of the Company’s Board of Directors, Parent, J.Crew Group, Inc., TPG Capital, L.P., TPG Fund VI and LGP. The plaintiffs in each of these complaints alleged, among other things, (1) that certain officers of the Company and members of the Company’s Board breached their fiduciary duties to the Company’s public stockholders by authorizing the Acquisition for inadequate consideration and pursuant to an inadequate process, and (2) that the Company, TPG Capital, L.P. and LGP aided and abetted the other defendants’ alleged breaches of fiduciary duty. The purported class action complaints sought, among other things, an order enjoining the consummation of the Acquisition, an order rescinding the Acquisition to the extent it was consummated and an award of compensatory damages.

The Delaware Actions

Between November 24, 2010 and December 8, 2010, seven of the purported class action complaints concerning the Acquisition were filed in the Delaware Court of Chancery. On December 14, 2010, these cases were consolidated into the Delaware Action. As previously disclosed, on August 30, 2011, the parties announced the terms of a proposed settlement of the Delaware Action, and certain related litigation (the “Settlement”) pursuant to which J.Crew or its insurers and TPG and LGP or their insurers agreed to make a one-time settlement payment of $16 million total to be distributed pro rata among the members of the class of Company shareholders who are members of the settlement class and who held J.Crew shares as of the closing of the Acquisition on March 7, 2011. Pursuant to the terms of the Settlement, the parties agreed to release all claims that were asserted or could have been asserted in the Delaware Action or that relate to the Acquisition. On December 14, 2011, following a hearing, the Delaware Court of Chancery approved the Settlement, and the plaintiffs’ request for an award of attorneys’ fees and expenses in the amount of $6.5 million. Now that the Court of Chancery has approved the Settlement, the Delaware Action has been dismissed with prejudice.

The Company recorded an estimated expense for litigation settlement of $10 million in fiscal 2010 and a net benefit of $6.9 million in fiscal 2011, which reflects recoveries from our insurance carriers.

The New York & Federal Actions

Between November 24, 2010 and December 16, 2010, seven purported class action complaints concerning the Acquisition were filed in the Supreme Court of the State of New York. Those complaints are captioned respectively as Church v. J.Crew Group, Inc., et al., No. 652101-2010; Taki v. J.Crew Group, Inc., et al., No. 65125-2010; Weisenberg v. J.Crew Group, Inc., et al., No. 10115564-2010; Hekstra v. J.Crew Group, Inc., et al., No. 652175-2010; St. Louis v. J.Crew Group, Inc., et al., No. 652201-2010; Peoria Police Pension Fund v. Drexler, et al., No. 652239-2010; KBC Asset Management NV v. J.Crew Group, Inc., et al., No. 6522870-2010 (collectively, the “New York Actions”). At a hearing on February 24, 2011, the New York court denied a request from plaintiffs to enjoin the shareholder vote, and denied the plaintiffs’ request to lift the stay of proceedings, except to order the seven cases consolidated and to appoint the plaintiffs’ agreed-upon lead plaintiff structure. The cases otherwise remain stayed.

On December 1, 2010 and December 14, 2010, two purported class action complaints concerning the Acquisition were filed in the United States District Court for the Southern District of New York. Those complaints are captioned Brazin v. J.Crew Group, Inc., No. 10 Civ. 8988 and Caywood v. Drexler, No. 10 Civ. 9328 (together, the “Federal Actions”). The plaintiffs in the Federal Actions assert claims that are largely duplicative of the claims asserted in the Delaware Action and New York Actions, but also allege that the defendants violated multiple federal securities statutes in connection with the filing of the Preliminary Proxy Statement on Schedule 14A. On March 16, 2011, the parties to the Federal Actions entered into a stipulation that stayed the Federal Actions until a final resolution or settlement of the Delaware Action.

Now that the Court of Chancery has approved the Settlement in the Delaware Action and now that the Delaware Action has been dismissed with prejudice, the defendants in the New York Actions and the Federal Actions will seek dismissal of those actions.

With respect to the New York and Federal Actions, the Company assessed the probability of estimable amounts related to the matters and believes the resolution of them, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations.

Insurance

A substantial portion of the costs, expenses, settlement amount paid in the Settlement, and/or losses associated with the Delaware Action, the New York Actions and the Federal Actions has been paid, or is expected to be paid, by certain third-parties, including certain of the Company’s insurance carriers.

17. Quarterly Financial Information (Unaudited)

Summarized quarterly financial results for fiscal 2011 and fiscal 2010 follow:

	First Quarter
(in thousands)	March 8, 2011 to April 30, 2011	January 30, 2011 to March 7, 2011	Second Quarter	Third Quarter	Fourth Quarter
	(Successor)	(Predecessor)	(Successor)	(Successor)	(Successor)
Fiscal 2011
Total revenues	$276,218	$133,238	$435,015	$479,575	$530,942
Gross profit	118,308	62,954	158,665	201,769	200,811
Net income (loss)	$(13,794)	$(16,150)	$(10,544)	$21,600	$15,147

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Fiscal 2010
Total revenues		$413,879	$407,519	$429,329	$471,500
Gross profit		202,598	181,552	186,621	176,225
Net income		$44,726	$34,909	$37,833	$4,037

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Cost and Expenses(a)	Charged to other Accounts	Deductions(a)	Ending Balance
	(in thousands)
Inventory reserve
(deducted from merchandise inventories)
Period ended January 28, 2012 (Successor)	$5,312	$941	$—	$—	$6,253
Period ended March 7, 2011 (Predecessor)	6,503	—	—	1,191	5,312
Year ended January 29, 2011 (Predecessor)	7,087	—	—	584	6,503
Year ended January 30, 2010 (Predecessor)	8,913	—	—	1,826	7,087

Allowance for sales returns
(included in other current liabilities)
Period ended January 28, 2012 (Successor)	$10,591	$—	$—	$1,638	$8,953
Period ended March 7, 2011 (Predecessor)	8,781	1,810	—	—	10,591
Year ended January 29, 2011 (Predecessor)	8,300	481	—	—	8,781
Year ended January 30, 2010 (Predecessor)	5,942	2,358	—	—	8,300

(a)	The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (increased or decreased) based on the quarterly evaluation. During each period, inventory write-downs and sales returns are charged to the statement of operations as incurred.

EXHIBIT INDEX

Exhibit No.	Document

2.1	Agreement and Plan of Merger, dated November 23, 2010, by and among J.Crew Group, Inc., Chinos Holdings, Inc. and Chinos Acquisitions Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on November 26, 2010.

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated November 23, 2010, by and among J.Crew Group, Inc., Chinos Holdings, Inc. and Chinos Acquisitions Corporation, dated January 18, 2011. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on January 18, 2011.

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Senior Notes Indenture, dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., and Wells Fargo Bank, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 10, 2011.

4.2	Supplemental Indenture, dated as of March 7, 2011 among J.Crew Group, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 10, 2011.

4.3	Form of 8.125% Senior Notes due 2019. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on March 10, 2011.

4.4	Exchange and Registration Rights Agreement, dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Purchasers named therein. Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on March 10, 2011.

4.5	Registration Rights Agreement Joinder, dated as of March 7, 2011 among J.Crew Group, Inc., the Guarantors named therein and Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Purchasers named therein. Incorporated by reference to Exhibit 4.5 to the Form 8-K filed on March 10, 2011.

Material Contracts

10.1	Credit Agreement dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., with J.Crew Group, Inc. surviving such merger as the Borrower, Chinos Intermediate Holdings B, Inc., as Holdings, Bank of America, N.A., as Administrative Agent and Issuer, and the other Lenders and Issuers party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 10, 2011.

10.2	Credit Agreement dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., with J.Crew Group, Inc. surviving such merger as the Borrower, Chinos Intermediate Holdings B, Inc. as Holdings, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 10, 2011.

1

Exhibit No.	Document

10.3	Security Agreement dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., with J.Crew Group, Inc. surviving such merger as the Borrower, Chinos Intermediate Holdings B, Inc., as Holdings, the subsidiary guarantors party thereto from time to time, and Bank of America, N.A., as Collateral Agent under the ABL Facility. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 10, 2011.

10.4	Security Agreement dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., with J.Crew Group, Inc. surviving such merger as the Borrower, Chinos Intermediate Holdings B, Inc., as Holdings, the subsidiary guarantors party thereto from time to time, and Bank of America, N.A., as Collateral Agent under the Term Loan Facility. Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 10, 2011.

10.5	Guaranty dated as of March 7, 2011 among Chinos Intermediate Holdings B, Inc., as Holdings, the other guarantors party hereto from time to time, and Bank of America, N.A., as Administrative Agent and Collateral Agent under the ABL Facility. Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 10, 2011.

10.6	Guaranty dated as of March 7, 2011 among Chinos Intermediate Holdings B, Inc., as Holdings, the other guarantors party hereto from time to time, and Bank of America, N.A., as the Administrative Agent and Collateral Agent under the Term Loan Facility. Incorporated by reference to Exhibit 10.6 to the Form 8-K filed on March 10, 2011.

10.7	Trademark License Agreement by and among J.Crew Group, Inc., Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.8	Employment Agreement by and among J.Crew Group, Inc., Chinos Holdings, Inc. and Millard S. Drexler dated as of March 7, 2011. Incorporated by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2011.

10.9	Amended and Restated Employment Agreement, dated September 10, 2008, between the Company and James Scully. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 11, 2008.

10.10	Amended and Restated Employment Agreement, dated July 15, 2010, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.8 to the Form 8-K filed on September 3, 2010.

10.11	Special Bonus Agreement, dated October 26, 2009, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 29, 2009.

10.12	Letter Agreement, dated November 28, 2011, between J.Crew Group, Inc. and Libby Wadle. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 29, 2011.

10.13	Separation Agreement and General Release, dated July 26, 2011 between J.Crew Group, Inc. and Trish Donnelly. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 1, 2011.

10.14	Management Services Agreement, entered into as of March 7, 2011, between Chinos Acquisition Corporation, Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Holdings, Inc., TPG Capital, L.P., and Leonard Green and Partners, L.P. Incorporated by reference to Exhibit 10.14 to the Form S-4 filed on July 18, 2011.

10.15	Principal Investors Stockholders’ Agreement, dated as of March 7, 2011, by and among Chinos Holdings, Inc., Chinos Acquisition Corporation, Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc. and the stockholder parties thereto. Incorporated by reference to Exhibit 10.15 to the Form S-4 filed on July 18, 2011.

2

Exhibit No.	Document

10.16	Management Stockholders’ Agreement, dated as of March 7, 2011, by and among Chinos Holdings, Inc., Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Acquisition Corporation, and the Principal Investors, the MD Investors and Managers named therein. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 1, 2011.

Other Exhibits

21.1	Subsidiaries of J.Crew Group, Inc.†

24.1	Power of Attorney†

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at January 28, 2012 (Successor) and January 29, 2011 (Predecessor), (ii) the Consolidated Statements of Operations for the periods March 8, 2011 to January 28, 2012 (Successor),
January 30, 2011 to March 7, 2011 (Predecessor), January 29, 2011 (Predecessor) and January 30, 2010 (Predecessor), (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the periods March 8, 2011 to January 28, 2012 (Successor), January 30, 2011 to March 7, 2011 (Predecessor), January 29, 2011 (Predecessor) and January 30, 2010 (Predecessor), (iv) the Consolidated Statements of Cash Flows for the periods March 8, 2011 to January 28, 2012 (Successor), January 30, 2011 to March 7, 2011 (Predecessor), January 29, 2011 (Predecessor) and January 30, 2010 (Predecessor), and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.*

†	Filed herewith.
*	Furnished herewith

3