Form 10-Q
period 2012-04-28
J CREW GROUP INC
filed 2012-05-30
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 25, 2012
Common Stock, $.01 par value per share	1,000 shares

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at April 28, 2012 and January 28, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended April 28, 2012 and for the periods March 8, 2011 to April 30, 2011 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended April 28, 2012 and the period March 8, 2011 to January 28, 2012	5

	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 28, 2012 and for the periods March 8, 2011 to April 30, 2011 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	29

Item 6.	Exhibits	29

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	April 28, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$216,103	$221,852
Merchandise inventories	250,596	242,659
Prepaid expenses and other current assets	46,896	48,052
Deferred income taxes, net	9,971	9,971
Prepaid income taxes	—	4,087

Total current assets	523,566	526,621

Property and equipment, net	285,192	264,572
Favorable lease commitments, net	45,589	48,930
Deferred financing costs, net	56,328	58,729
Intangible assets, net	982,871	985,322
Goodwill	1,686,915	1,686,915
Other assets	2,492	2,433

Total assets	$3,582,953	$3,573,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,865	$158,116
Other current liabilities	121,718	116,339
Interest payable	12,778	26,735
Income taxes payable	12,491	—
Current portion of long-term debt	15,000	15,000

Total current liabilities	291,852	316,190

Long-term debt	1,576,000	1,579,000
Unfavorable lease commitments and deferred credits, net	58,600	53,700
Deferred income taxes, net	410,517	410,515
Other liabilities	37,157	37,065

Total liabilities	2,374,126	2,396,470

Stockholders’ equity:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,184,681	1,183,606
Accumulated other comprehensive loss	(18,960)	(18,963)
Retained earnings	43,106	12,409

Total stockholders’ equity	1,208,827	1,177,052

Total liabilities and stockholders’ equity	$3,582,953	$3,573,522

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Thirteen Weeks Ended April 28, 2012	For the Period
		March 8, 2011 to April 30, 2011	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Revenues:
Net sales	$497,445	$271,422	$130,116
Other	6,078	4,796	3,122

Total revenues	503,523	276,218	133,238
Cost of goods sold, including buying and occupancy costs	263,671	157,910	70,284

Gross profit	239,852	118,308	62,954
Selling, general and administrative expenses	164,181	125,487	79,736

Income (loss) from operations	75,671	(7,179)	(16,782)
Interest expense, net of interest income	25,412	15,526	1,166

Income (loss) before income taxes	50,259	(22,705)	(17,948)
Provision (benefit) for income taxes	19,562	(8,911)	(1,798)

Net income (loss)	$30,697	$(13,794)	$(16,150)

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedge, net of tax	3	(4,674)	—

Comprehensive income (loss)	$30,700	$(18,468)	$(16,150)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at March 8, 2011	—	$—	$—	$—	$—	$—

Issuance of 1,000 shares of common stock	1,000	—	1,170,693	—	—	1,170,693
Share-based compensation	—	—	12,913	—	—	12,913
Net income	—	—	—	12,409	—	12,409
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	—	(18,963)	(18,963)

Balance at January 28, 2012	1,000	$—	$1,183,606	$12,409	$(18,963)	$1,177,052

Share-based compensation	—	—	1,075	—	—	1,075
Net income	—	—	—	30,697	—	30,697
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	—	3	3

Balance at April 28, 2012	1,000	$—	$1,184,681	$43,106	$(18,960)	$1,208,827

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirteen Weeks Ended April 28, 2012	For the Period
		March 8, 2011 to April 30, 2011	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,697	$(13,794)	$(16,150)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	16,728	10,182	3,929
Share-based compensation	1,075	44,906	1,080
Non-cash charge related to step-up in carrying value of inventory	—	3,092	—
Amortization of favorable lease commitments	3,341	2,056	—
Amortization of intangible assets	2,451	1,628	—
Amortization of deferred financing costs	2,401	1,600	970
Excess tax benefits from share-based awards	—	—	(74,495)
Changes in operating assets and liabilities:
Merchandise inventories	(7,937)	(1,517)	(20,204)
Prepaid expenses and other current assets	1,156	4,066	3,178
Other assets	(59)	272	(825)
Accounts payable and other liabilities	(31,929)	(23,574)	(2,440)
Federal and state income taxes	16,675	(18,821)	3,847

Net cash provided by (used in) operating activities	34,599	10,096	(101,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of J.Crew Group, Inc.	—	(2,981,415)	—
Acquisition consideration due to dissenting shareholders	—	209,018	—
Capital expenditures	(37,348)	(16,888)	(2,644)

Net cash used in investing activities	(37,348)	(2,789,285)	(2,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	1,600,000	—
Proceeds from equity contributions	—	1,173,981	—
Excess tax benefit from share-based awards	—	—	74,495
Payment of debt issuance costs	—	(67,530)	—
Proceeds from share-based compensation plans	—	—	1,130
Repayment of debt	(3,000)	—	—
Repurchases of common stock	—	—	(20)

Net cash provided by (used in) financing activities	(3,000)	2,706,451	75,605

Decrease in cash and cash equivalents	(5,749)	(72,738)	(28,149)
Beginning balance	221,852	353,211	381,360

Ending balance	$216,103	$280,473	$353,211

Supplemental cash flow information:
Income taxes paid	$3,130	$3,976	$—

Interest paid	$36,852	$145	$35

Non-cash equity contribution from management shareholders	$—	$102,483	$—

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods January 29, 2012 to April 28, 2012 (Successor), March 8, 2011 to April 30, 2011 (Successor), and

January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

J.Crew Group, Inc. and its wholly owned subsidiaries (the “Company” or “Group”) was acquired (the “Acquisition”) on March 7, 2011 through a merger with Chinos Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of Chinos Holdings, Inc. (the “Parent”). The Parent was formed by investment funds affiliated with TPG Capital, L.P. (together with such investment funds “TPG”) and Leonard Green & Partners, L.P. (“LGP” and together with TPG, the “Sponsors”). Subsequent to the Acquisition, Group became an indirect, wholly owned subsidiary of Parent, which is owned by affiliates of the Sponsors, co-investors and members of management. Prior to March 7, 2011, the Company operated as a public company with its common stock traded on the New York Stock Exchange.

Although the Company continued as the same legal entity after the Acquisition, the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding and succeeding the Acquisition. The Acquisition and the allocation of the purchase price were recorded as of March 7, 2011.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly in all material respects the Company’s financial position, results of operations and cash flows for the applicable interim periods. Certain prior year amounts have been reclassified to conform to current period presentation. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

2. The Transactions

As discussed in note 1, the Acquisition was completed on March 7, 2011 and was financed with:

•

Senior Credit Facilities of $1,450 million consisting of: (i) a $250 million, 5-year asset-based revolving credit facility (the “ABL Facility”), which was undrawn at closing, and (ii) a $1.2 billion, 7-year term loan credit facility (the “Term Loan”);

•	Senior unsecured 8.125% notes due 2019 (the “Notes”) of $400 million; and

•	Equity investments of approximately $1.2 billion from Parent funded by the Sponsors, co-investors and management.

The Acquisition occurred simultaneously with:

•	The closing of the financing transactions and equity investments described above; and

•	The termination of the Company’s previous $200 million asset-based revolving credit facility.

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

In connection with the purchase price allocation, estimates of the fair values of long-lived and intangible assets have been determined based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, valuation results from independent valuation specialists. Purchase accounting adjustments were recorded to: (i) increase the carrying value of property and equipment, and inventory, (ii) establish intangible assets for trade names, loyalty program, customer lists and favorable lease commitments, and (iii) revalue gift card and lease-related liabilities.

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

Pro forma financial information

The following unaudited pro forma results of operations gives effect to the Transactions as if it had occurred on the first day of the first quarter of fiscal 2011 (January 30, 2011). The pro forma results of operations reflects adjustments (i) to record amortization and depreciation resulting from purchase accounting, (ii) to record Sponsor monitoring fees, and (iii) to eliminate non-recurring charges that were incurred in connection with the Transactions, including acquisition-related share-based compensation, transaction costs, and amortization of the step-up in the carrying value of inventories. This unaudited pro forma financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on that date, nor the results of operations in the future.

(Dollars in millions)	For the Period January 30, 2011 to April 30, 2011
	As reported	Pro forma
Total revenues	$409,456	$409,456

Net income (loss)	$(29,944)	$16,181

4. Transactions with Sponsors

In connection with the Transactions, the Company entered into a management services agreement with the Sponsors pursuant to which they received on the closing date an aggregate transaction fee of $35 million. In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $2.1 million, in the first quarter of fiscal 2012, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive income (loss).

5. Goodwill and Intangible Assets

The significant components of our intangible assets and goodwill are as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Brand Name	J.Crew Brand Name	Goodwill

Balance at January 28, 2012	$21,780	$48,930	$78,242	$885,300	$1,686,915
Amortization expense	(1,426)	(3,341)	(1,025)	—	—

Balance at April 28, 2012	$20,354	$45,589	$77,217	$885,300	$1,686,915

Total accumulated amortization at April 28, 2012	$(6,656)	$(15,421)	$(4,783)

6. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

During the first quarter of fiscal 2012, the Parent issued 2,753,000 options to certain members of management, including (i) 791,500 options with an exercise price of $1.00 that become exercisable over a period of up to seven years and (ii) 1,961,500 options with an exercise price of $1.00 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The options have terms of up to ten years.

The weighted average grant-date fair value of the time-based awards was $0.47 per share. For the first quarter of fiscal 2012, the Company recorded an expense of $1.1 million for the time-based awards. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until that event occurs.

A summary of share-based compensation recorded in the statements of operations is as follows:

	For the Period January 29, 2012 to April 28, 2012	For the Period March 8, 2011 to April 30, 2011	For the Period January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Share-based compensation	$1,075	$44,906	$1,080

A summary of shares available for grant as stock options or other share-based awards under the 2011 Equity Incentive Plan is as follows:

Shares
Available for grant at January 28, 2012	26,572,908
Authorized	—
Granted	(2,753,000)
Forfeited and available for reissuance	206,000

Available for grant at April 28, 2012	24,025,908

7. Long-Term Debt and Credit Agreements

Long-term debt consisted of the following:

	April 28, 2012	January 28, 2012
	(Successor)	(Successor)
Term Loan	$1,191,000	$1,194,000
Notes	400,000	400,000
Less current portion of Term Loan	(15,000)	(15,000)

Long-term debt	$1,576,000	$1,579,000

ABL Facility

In connection with the Acquisition, on March 7, 2011, the Company entered into the ABL Facility, governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $250 million (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The borrowing base will equal the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus, 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for borrowings on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. The Company did not incur loans under the ABL Facility at the closing of the Acquisition through April 28, 2012. Any amounts outstanding under the ABL Facility are due and payable in full on the fifth anniversary of the closing date of the Acquisition.

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

There were no short-term borrowings during the first quarter of fiscal 2012. Outstanding stand-by letters of credit were $9.2 million and excess availability, as defined, was $240.8 million at April 28, 2012.

Demand Letter of Credit Facility

The Company has an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $14.7 million and availability was $20.3 million at April 28, 2012.

Term Loan

In connection with the Acquisition, on March 7, 2011, the Company entered into the Term Loan Facility, governed by a term loan credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $1,200 million. The Company is required to make quarterly principal payments of $3.0 million, or 0.25% of the original principal amount of the term loan, on the last day of January, April, July, and October of each year. The Company is also required to repay the term loan based on annual excess cash flows as defined in the agreement under certain circumstances. Borrowings under the Term Loan mature on the seventh anniversary of the closing date of the Acquisition.

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

8.125% Senior Notes due 2019

On March 7, 2011, Group (as successor by merger to Chinos Acquisition Corporation) issued $400 million in principal amount of Notes. The Notes bear interest at a rate of 8.125% per annum, and interest is payable semi-annually on March 1 and September 1 of each year. The Notes mature on March 1, 2019.

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

Group has been in compliance with its covenants during the terms of these agreements.

Interest expense

The significant components of interest expense are as follows:

	For the Thirteen Weeks Ended	For the Period
	January 29, 2012 to April 28, 2012	March 8, 2011 to April 30, 2011	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Term Loan	$14,311	$8,708	$—
Notes	8,216	4,966	—
Amortization of deferred financing costs	2,400	1,600	970
Other, net of interest income	485	252	196

Interest expense, net	$25,412	$15,526	$1,166

8. Derivative Financial Instruments

Interest Rate Caps

In April 2011, the Company entered into interest rate cap agreements for an aggregate notional amount of $600 million in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness. These cap agreements, effective in March 2012, hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in March 2013. Pursuant to the agreements, the Company has capped LIBOR at 3.5% with respect to the aggregate notional amount of $600 million. In the event LIBOR exceeds 3.5% the Company will pay interest at the capped rate. In the event LIBOR is less than 3.5%, the Company will pay interest at the prevailing LIBOR rate. In the first quarter of fiscal 2012 the Company paid interest at the prevailing LIBOR rate.

Interest Rate Swaps

In April 2011, the Company entered into floating-to-fixed interest rate swap agreements for an initial aggregate notional amount of $600 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness once the Company’s interest rate cap agreements expire. These swap agreements, effective March 2013, hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in March 2016. As a result of the agreements, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness will be 3.56% plus the then applicable margin.

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

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded amounts included in the condensed consolidated balance sheet is as follows:

	April 28, 2012	January 28, 2012
	(Successor)	(Successor)
Interest rate caps (included in other assets)	$1	$6

Interest rate swaps (included in other liabilities)	$30,347	$30,358

Accumulated other comprehensive loss, net of tax (included in stockholders’ equity)	$(18,960)	$(18,963)

9. Fair Value Measurements

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

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $1,596 million at April 28, 2012 based on quoted market prices of the debt (level 1 inputs).

In April 2011, the Company entered into interest rate cap and swap agreements in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness, which are measured in the financial statements at fair value on a recurring basis. See note 8 for more information regarding the fair value of these financial assets and liabilities.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

Non-financial assets and liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of April 28, 2012 or January 28, 2012 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Thirteen Weeks Ended	For the Period
	January 29, 2012 to April 28, 2012	March 8, 2011 to April 30, 2011	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Carrying value of long-term assets written down to fair value	$160	$—	$—

Impairment charge	$160	$—	$—

10. Income Taxes

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

The difference between the U.S. statutory income tax rate of 35% and the effective tax rate for the thirteen weeks ended April 28, 2012 (Successor) and the period March 8, 2011 to April 30, 2011 (Successor) of 38.9% and 39.2%, respectively, is primarily driven by state and local income taxes, net of federal benefit. The difference between the U.S. statutory income tax rate of 35% and the effective tax rate for the period January 30, 2011 to March 7, 2011 (Predecessor) of 10%, is primarily driven by (i) non-deductible Transaction costs and (ii) state and local income taxes, net of federal benefit.

As of April 28, 2012, the Company has $6.8 million in liabilities associated with uncertain tax positions (including interest and penalties of $1.2 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $4.3 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

11. Legal Proceedings

New York and Federal Litigation Relating to the Acquisition

Between November 24, 2010 and December 16, 2010, seven purported class action complaints concerning the Acquisition were filed in the Supreme Court of the State of New York (the “New York Actions”) against some or all of the following: the Company, certain officers of the Company, members of the Company’s Board of Directors, Parent, the Company, TPG Capital, L.P., TPG Fund VI and LGP. The plaintiffs in each of these complaints alleged, among other things, (1) that certain officers of the Company and members of the Company’s Board breached their fiduciary duties to the Company’s public stockholders by authorizing the Acquisition for inadequate consideration and pursuant to an inadequate process, and (2) that the Company, TPG Capital, L.P. and LGP aided and abetted the other defendants’ alleged breaches of fiduciary duty. The purported class action complaints sought, among other things, an order enjoining the consummation of the Acquisition, an order rescinding the Acquisition to the extent it was consummated and an award of compensatory damages. On April 2, 2012, the plaintiffs in the New York Actions voluntarily dismissed those actions. Neither the plaintiffs in the New York Actions nor their attorneys received any consideration in exchange for the dismissal of the New York Actions.

On December 1, 2010 and December 14, 2010, two purported class action complaints concerning the Acquisition were filed in the United States District Court for the Southern District of New York (the “Federal Actions”). The plaintiffs in the Federal Actions assert claims that are largely duplicative of the claims asserted in the New York Actions, but also allege that the defendants violated multiple federal securities statutes in connection with the filing of the Preliminary Proxy Statement on Schedule 14A relating to the Acquisition. On March 6, 2012, the plaintiffs in the Federal Actions voluntarily dismissed those actions. Neither the plaintiffs in the Federal Actions nor their attorneys received any consideration in exchange for the dismissal of the Federal Actions.

Also, the Company is subject to various other legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these other legal proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2011, a pronouncement was issued providing consistent definitions and disclosure requirements of fair value with respect to U.S. GAAP and International Financial Reporting Standards. The pronouncement changed certain fair value measurement principles and enhanced the disclosure requirements, particularly for Level 3 measurements. The changes were effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted this pronouncement on January 29, 2012. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

In June 2011, a pronouncement was issued that amended the guidance relating to the presentation of comprehensive income and its components. The pronouncement eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this pronouncement on January 29, 2012. The adoption of this guidance required changes in presentation only and therefore did not have a significant impact on the Company’s condensed consolidated financial statements.

In September 2011, a pronouncement was issued that amended the guidance for goodwill impairment testing. The pronouncement allows the entity to perform an initial qualitative assessment to determine whether it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount. This assessment is used as a basis for determining whether it is necessary to perform the two step goodwill impairment test. The methodology for how goodwill is calculated, assigned to reporting units, and the application of the two step goodwill impairment test have not been revised. The pronouncement is effective for fiscal years beginning after December 15, 2011. The Company adopted this pronouncement in the fourth quarter of fiscal 2011. The adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2011, a pronouncement was issued that amended the guidance related to the disclosure of recognized financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The amended provisions are effective for fiscal years beginning on or after January 1, 2013, and are required to be applied retrospectively for all prior periods presented. As this pronouncement relates to disclosure only, the adoption of this amendment will not have a material effect on the Company’s condensed consolidated financial statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness and lease obligations, the strength of the global economy, declines in consumer spending or changes in seasonal consumer spending patterns, competitive market conditions, our ability to anticipate and timely respond to changes in trends and consumer preferences, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, products offerings, sales channels and businesses, material disruption to our information systems, our ability to implement our real estate strategy, our ability to attract and retain key personnel, interruptions in our foreign sourcing operations, and other factors which are set forth in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC. When used herein, the terms “Group,” “Company,” “we,” “us” and “our” refer to J.Crew Group, Inc., including its wholly-owned consolidated subsidiaries.

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

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory and Madewell stores, and (2) Direct, which consists of our websites and catalogs. As of April 28, 2012, we operated 276 retail stores (including nine crewcuts and 39 Madewell stores), 96 factory stores (including four crewcuts factory stores), and three clearance stores, throughout the United States and Canada; compared to 251 retail stores (including 10 crewcuts and 22 Madewell stores), 86 factory stores (including two crewcuts factory store), and three clearance stores as of April 30, 2011.

On March 7, 2011, the Company was acquired by Chinos Holdings, Inc., a company formed with investment funds affiliated with TPG and LGP. Although the Company continued as the same legal entity after the Acquisition, we have prepared separate discussion and analysis of our consolidated operating results, financial condition and liquidity for: (i) the thirteen weeks ended April 28, 2012 (Successor), (ii) the period March 8, 2011 to April 30, 2011 (Successor), and (iii) the period January 30, 2011 to March 7, 2011 (Predecessor). Additionally, we have prepared supplemental discussion and analysis of the combination of the periods before and after the Acquisition in the first quarter of last year, on a pro forma basis, which we refer to as “pro forma first quarter of fiscal 2011.” The pro forma results give effect to the Acquisition as if it occurred on the first day of the fiscal year. We then compare the first quarter of fiscal 2012 to the pro forma first quarter of fiscal 2011.

In connection with the Acquisition, the Company incurred significant indebtedness and became more leveraged. The purchase price paid in connection with the Acquisition has been allocated to recognize the acquired assets and liabilities at fair value. Purchase accounting adjustments have been recorded to: (i) increase the carrying value of our property and equipment, and inventory, (ii) establish intangible assets for our trade names, loyalty program, customer lists and favorable lease commitments, and (iii) revalue gift card and lease-related liabilities. Subsequent to the Acquisition, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our Successor financial statements are not comparable to our Predecessor financial statements.

The following is a summary of our revenues for the first quarter of fiscal 2012 compared to first quarter of fiscal 2011:

(Dollars in millions)	Thirteen Weeks Ended April 28, 2012	Thirteen Weeks Ended April 30, 2011
Stores	$354.0	$281.2
Direct	143.4	120.3

Net sales	497.4	401.5
Other, primarily shipping and handling fees	6.1	7.9

Total revenues	$503.5	$409.4

Highlights of first quarter of fiscal 2012 versus pro forma first quarter of fiscal 2011:

•	Revenues increased 23.0% to $503.5 million.

•	Comparable company sales increased 16.0%.

•	Direct net sales increased 19.2% to $143.4 million.

•	Income from operations increased $23.7 million to $75.7 million.

•	We opened three J.Crew retail stores and seven Madewell stores.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure used in our evaluation is comparable company sales, which includes (i) comparable store sales, or net sales from stores that have been open for at least twelve months, (ii) direct net sales, and (iii) shipping and handling fees.

A complete description of the measures we use to assess the performance of our business appears in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC.

Results of Operations – First Quarter of Fiscal 2012 (Successor)

	Thirteen Weeks Ended April 28, 2012 (Successor)
(Dollars in millions)	Amount	Percent of Revenues
Revenues	$503.5	100.0%
Gross profit	239.9	47.6
Selling, general and administrative expenses	164.2	32.6
Income from operations	75.7	15.0
Interest expense, net	25.4	5.0
Provision for income taxes	19.6	3.9
Net income	$30.7	6.1%

Revenues

Revenues were $503.5 million for the first quarter of fiscal 2012. Revenues consisted of (i) Stores sales of $354.0 million, or 70.3% of revenues, (ii) Direct sales of $143.4 million, or 28.5% of revenues, and (iii) other revenues (primarily shipping and handling fees) of $6.1 million, or 1.2% of revenues. Revenues reflect higher than planned Stores sales.

Gross Profit

Gross profit was $239.9 million, or 47.6% of revenues, for the first quarter of fiscal 2012. Gross profit was impacted by lower than planned markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $164.2 million, or 32.6% of revenues, for the first quarter of fiscal 2012.

Interest Expense, Net

Interest expense, net of interest income, was $25.4 million for the first quarter of fiscal 2012. Interest expense reflects debt service on borrowings resulting from the Acquisition of the Company on March 7, 2011.

Provision for Income Taxes

The effective tax rate of 38.9% for the first quarter of fiscal 2012 reflects our expected annual effective tax rate. The difference between the statutory rate of 35% and the effective rate was driven primarily by state and local income taxes, net of federal benefit.

Net Income

Net income was $30.7 million for the first quarter of fiscal 2012 driven primarily by gross profit of $239.9 million offset by selling, general and administrative expenses of $164.2 million, interest expense of $25.4 million, and income tax expense of $19.6 million.

Results of Operations – For the Period March 8, 2011 to April 30, 2011 (Successor)

	For the Period March 8, 2011 to April 30, 2011
(Dollars in millions)	Amount	Percent of Revenues
Revenues	$276.2	100.0%
Gross profit	118.3	42.8
Selling, general and administrative expenses	125.5	45.4
Income from operations	(7.2)	(2.6)
Interest expense, net	15.5	5.6
Provision for income taxes	(8.9)	(3.2)
Net income	$(13.8)	(5.0)%

Revenues

Revenues were $276.2 million for the period March 8, 2011 to April 30, 2011. Revenues consisted of (i) Stores sales of $194.7 million, or 70.5% of revenues, (ii) Direct sales of $76.7 million, or 27.8% of revenues, and (iii) other revenues (primarily shipping and handling fees) of $4.8 million, or 1.7% of revenues. Revenues reflect lower than planned Stores sales and shipping and handling fees.

Gross Profit

Gross profit was $118.3 million, or 42.8% of revenues, for the period March 8, 2011 to April 30, 2011. Gross profit was impacted by higher than planned markdowns, and includes the impact of purchase accounting of $3.7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $125.5 million, or 45.4% of revenues, for the period March 8, 2011 to April 30, 2011, and include the impact of purchase accounting and transaction costs of $49.4 million.

Interest Expense, Net

Interest expense, net of interest income, was $15.5 million for the period March 8, 2011 to April 30, 2011. Interest expense reflects debt service on borrowings resulting from the Acquisition of the Company on March 7, 2011.

Provision for Income Taxes

The effective tax rate was 39.2% for the period March 8, 2011 to April 30, 2011. The difference between the statutory rate of 35% and the effective rate was driven primarily by non-deductible transaction costs and state and local income taxes, net of federal benefit.

Net Loss

Net loss was $13.8 million for the period March 8, 2011 to April 30, 2011 driven primarily by gross profit of $118.3 million offset by selling, general and administrative expenses of $125.5 million (including the impact of purchase accounting and transaction costs of $53.1 million) and interest expense of $15.5 million.

Results of Operations – For the Period January 30, 2011 to March 7, 2011 (Predecessor)

	For the Period January 30, 2011 to March 7, 2011
(Dollars in millions)	Amount	Percent of Revenues
Revenues	$133.2	100.0%
Gross profit	62.9	47.2
Selling, general and administrative expenses	79.7	59.8
Income from operations	(16.8)	(12.6)
Interest expense, net	1.2	0.9
Provision for income taxes	(1.8)	(1.3)
Net income	$(16.1)	(12.1)%

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $79.7 million, or 59.8% of revenues, for the period January 30, 2011 to March 7, 2011, and include transaction costs of $32.2 million.

Interest Expense, Net

Interest expense, net of interest income, was $1.2 million for the period January 30, 2011 to March 7, 2011. Interest expense reflects primarily the write off of the remaining unamortized deferred financing costs associated with the credit facility terminated in connection with the Acquisition.

Provision for Income Taxes

The effective tax rate was 10% for the period January 30, 2011 to March 7, 2011. The difference between the statutory rate of 35% and the effective rate was driven primarily by non-deductible transaction costs.

Net Loss

Net loss was $16.1 million for the period January 30, 2011 to March 7, 2011 driven primarily by selling, general and administrative expenses of $79.7 million (including transaction costs of $32.2 million), offset by gross profit of $62.9 million.

Supplemental MD&A – Results of Operations – First Quarter Fiscal 2012 compared to Pro forma First Quarter Fiscal 2011

(Dollars in millions)	For the Period March 8, 2011 to April 30, 2011	For the Period January 30, 2011 to March 7, 2011	Adjustments		Pro forma First Quarter Fiscal 2011
	(Successor)	(Predecessor)
Revenues	$276.2	$133.2	$—		$409.4
Gross profit	118.3	63.0	1.9	(a)	183.2
Selling, general and administrative expenses	125.5	79.7	(74.1	)(a)	131.1
Income (loss) from operations	(7.2)	(16.8)	76.0		52.0
Interest expense, net	15.5	1.2	8.9	(b)	25.6
Provision (benefit) for income taxes	(8.9)	(1.8)	21.1	(c)	10.4
Net income (loss)	$(13.8)	$(16.1)	$46.1		$16.2

Notes:

(a)	To give effect to the following adjustments:

(Dollars in millions)	Adjustments
Amortization expense(1)	$0.8
Depreciation expense(2)	0.9
Sponsor monitoring fees(3)	0.8
Amortization of lease commitments, net(4)	1.5
Elimination of non-recurring charges(5)	(80.0)

Total pro forma adjustment	$(76.0)

Pro forma adjustment:
Recorded in cost of goods sold	$(1.9)
Recorded in selling, general and administrative expenses	(74.1)

Total	$(76.0)

(1)	To record five weeks of additional amortization expense of intangible assets for our Madewell brand name, loyalty program and customer lists amortized on a straight-line basis over their respective useful lives.
(2)	To record five weeks of additional depreciation expense of the step-up of property and equipment allocated on a straight-line basis over a weighted average remaining useful life of 8.2 years.
(3)	To record five weeks of additional expense (calculated as the greater of 40 basis points of consolidated annual revenues or $8 million) to be paid to the Sponsors in accordance with a management services agreement.
(4)	To record five weeks of additional amortization expense of favorable and unfavorable lease commitments amortized on a straight-line basis over the remaining lease life, offset by the elimination of the amortization of historical deferred rent credits.
(5)	To eliminate non-recurring charges that were incurred in connection with the Transactions, including acquisition-related share based compensation, transaction costs, and amortization of the step-up in the carrying value of inventory.

(b)	To give effect to the following adjustments:

(Dollars in millions)	Adjustments
Pro forma cash interest expense(1)	$23.0
Pro forma amortization of deferred financing costs(1)	2.4
Less historical interest expense, net	(16.5)

Total pro forma adjustment to interest expense, net	$8.9

(1)	To record thirteen weeks of interest expense associated with borrowings under the Term Loan Facility and the Notes, and the amortization of deferred financing costs. Pro forma cash interest expense reflects a weighted-average interest rate of 5.6%. If LIBOR increases above 1.25%, a 0.125% increase would increase annual interest expense under the Term Loan Facility by $1.5 million.

(c)	To reflect our expected annual effective tax rate of approximately 39%.

	First Quarter Fiscal 2012		Pro Forma First Quarter Fiscal 2011		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$503.5	100.0%	$409.4	100.0%	$94.1	23.0%
Gross profit	239.9	47.6	183.2	44.7	56.7	30.9
Selling, general and administrative expenses	164.2	32.6	131.1	32.0	33.1	25.2
Income from operations	75.7	15.0	52.0	12.7	23.7	45.3
Interest expense, net	25.4	5.0	25.6	6.2	(0.2)	(0.5)
Provision for income taxes	19.6	3.9	10.4	2.5	9.2	89.1
Net income	$30.7	6.1%	$16.2	4.0%	$14.5	89.7%

Revenues

Revenues increased $94.1 million, or 23.0%, to $503.5 million in the first quarter of fiscal 2012 from $409.4 million in the pro forma first quarter last year, driven primarily by an increase in sales of women’s apparel, specifically knits, sweaters, and pants. Comparable company sales increased 16.0% in the first quarter of fiscal 2012, following a decrease of 2.8% in the first quarter last year.

Stores sales increased $72.8 million, or 25.9%, to $354.0 million in the first quarter of fiscal 2012 from $281.2 million in the pro forma first quarter last year. Stores sales decreased $8.8 million, or 3.0%, in the first quarter of fiscal 2011. Sales from stores that have been open for less than twelve months were $38.8 million in the first quarter of fiscal 2012.

Direct sales increased $23.1 million, or 19.2%, to $143.4 million in the first quarter of fiscal 2012 from $120.3 million in the pro forma first quarter last year. Direct sales increased $6.0 million, or 5.3%, in the first quarter of fiscal 2011.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	First Quarter Fiscal 2012	Pro Forma First Quarter Fiscal 2011
Apparel:
Women’s	61%	62%
Men’s	20	21
Children’s	6	6
Accessories	13	11

	100%	100%

Other revenues, which consist primarily of shipping and handling fees, decreased $1.8 million, or 23.2%, to $6.1 million in the first quarter of fiscal 2012 from $7.9 million in the pro forma first quarter last year. This decrease resulted primarily from shipping and handling promotions partially offset by the impact of shipping and handling fees from increased Direct sales.

Gross Profit

Gross profit increased $56.7 million to $239.9 million in the first quarter of fiscal 2012 from $183.2 million in the pro forma first quarter last year. This increase resulted from the following factors:

(Dollars in millions)	Increase (decrease)
Increase in revenues	$54.6
Increase in merchandise margin	7.3
Increase in buying and occupancy costs	(5.2)

Increase in gross profit	$56.7

Gross margin increased to 47.6% in the first quarter of fiscal 2012 from 44.7% in the pro forma first quarter last year. The increase in gross margin was driven by: (i) a 150 basis point expansion in merchandise margin due to decreased markdowns and (ii) a 140 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $33.1 million, or 25.2%, to $164.2 million in the first quarter of fiscal 2012 from $131.1 million in the pro forma first quarter last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase
Increase in operating expenses, primarily stores and payroll	$15.6
Increase in share-based and incentive compensation	6.7
Increase in advertising and catalog costs	5.7
Increase in depreciation	1.7
Other, net	3.4

Increase in selling, general and administrative expenses	$33.1

As a percentage of revenues, selling, general and administrative expenses increased to 32.6% in the first quarter of fiscal 2012 from 32.0% in the pro forma first quarter last year.

Interest Expense, Net

Interest expense, net of interest income, decreased $0.2 million to $25.4 million in the first quarter of fiscal 2012 from $25.6 million in the pro forma first quarter last year. A summary of interest expense is as follows.

(Dollars in millions)	First Quarter Fiscal 2012	Pro Forma First Quarter Fiscal 2011

Term Loan	$14.3	$14.4
Notes	8.2	8.1
Amortization of deferred financing costs	2.4	2.4
Other, net of interest income	0.5	0.7

Interest expense, net	$25.4	$25.6

Income Taxes

The effective tax rate of 38.9% for the first quarter of fiscal 2012 reflects our expected annual effective tax rate.

Net Income

Net income increased $14.5 million to $30.7 million in the first quarter of fiscal 2012 compared to $16.2 million in the pro forma first quarter last year. This increase was due to a: (i) an increase in gross profit of $56.7 million and (ii) a decrease in interest expense of $0.2 million, partially offset by (iii) an increase in selling, general and administrative expenses of $33.1 million and (iv) an increase in the provision for income taxes of $9.2 million.

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

Operating Activities

(Dollars in millions)	For the thirteen weeks ended April 28, 2012	For the Period March 8, 2011 to April 30, 2011	For the Period January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Net income (loss)	$30.7	$(13.8)	$(16.1)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	16.7	10.2	3.9
Share-based compensation	1.1	44.9	1.1
Non-cash charge related to step-up in carrying value of inventory	—	3.1	—
Amortization of favorable lease commitments	3.3	2.1	—
Amortization of intangible assets	2.5	1.6	—
Amortization of deferred financing costs	2.4	1.6	1.0
Excess tax benefit from share-based awards	—	—	(74.5)
Changes in operating assets and liabilities	(22.1)	(39.6)	(16.5)

Net cash provided by (used in) operating activities	$34.6	$10.1	$(101.1)

Cash provided by operating activities of $34.6 million in the first quarter of fiscal 2012 (Successor) was driven by: (i) net income of $30.7 million, (ii) non-cash expenses of $26.0 million, offset by (iii) changes in operating assets and liabilities of $22.1 million due to seasonal working capital fluctuations.

Cash provided by operating activities of $10.1 million in the period March 8, 2011 to April 30, 2011 (Successor) was driven by: (i) non-cash expenses of $63.5 million, offset by (ii) changes in operating assets and liabilities of $39.6 million and (iii) net loss of $13.8 million.

Cash used in operating activities of $101.1 million in the period January 30, 2011 to March 7, 2011 (Predecessor) resulted from: (i) net loss of $16.1 million, (ii) changes in operating assets and liabilities of $91.0 million (including the impact of excess tax benefits from share-based compensation plans) due primarily to an increase in refundable income taxes due to the Acquisition and seasonal working capital fluctuations, offset by (iii) non-cash expenses of $6.0 million.

Investing Activities

Capital expenditures were $37.3 million, $16.9 million, and $2.6 million in the first quarter of fiscal 2012, for the period March 8, 2011 to April 30, 2011, and for the period January 30, 2011 to March 7, 2011, respectively. Capital expenditures for the opening of new stores were $13.1 million, $4.1 million, and $0.6 million in the first quarter of fiscal 2012, for the period March 8, 2011 to April 30, 2011, and the period January 30, 2011 to March 7, 2011, respectively. The remaining capital expenditures in each period were for store renovations, and investments in information systems and distribution center initiatives as well as general corporate purposes. Capital expenditures are planned at approximately $125 to $135 million for fiscal year 2012, including $50 million for new stores, $35 million for information technology enhancements, $25 million for warehouse and corporate office expansion, and the remainder for store renovations, office space improvements and general corporate purposes.

Financing Activities

	For the thirteen weeks ended April 28, 2012	For the Period March 8, 2011 to April 30, 2011	For the Period January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Proceeds from debt	$—	$1,600.0	$—
Proceeds from equity contributions	—	1,174.0	—
Excess tax benefit from share-based awards	—	—	74.5
Payment of debt issuance costs	—	(67.5)	—
Proceeds from share-based compensation plans	—	—	1.1
Repayment of debt	(3.0)	—	—
Repurchases of common stock	—	—	—

Net cash provided by (used in) financing activities	$(3.0)	$2,706.5	$75.6

Cash used in financing activities was $3.0 million in the first quarter of fiscal 2012 resulting from quarterly principal repayments of debt under the Term Loan.

Cash provided by financing activities was $2,706.5 million from March 8, 2011 to April 30, 2011 resulting from the proceeds from debt and equity contributions in connection with the Acquisition, offset by primarily by the payment of debt issuance costs.

Cash provided by financing activities was $75.6 million from January 30, 2011 to March 7, 2011 resulting primarily from the tax benefits from share-based compensation plans.

ABL Facility

In connection with the Acquisition, on March 7, 2011, the Company entered into the ABL Facility, governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $250 million (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The borrowing base will equal the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus, 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for borrowings on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. The Company did not incur loans under the ABL Facility at the closing of the Acquisition through April 28, 2012. Any amounts outstanding under the ABL Facility are due and payable in full on the fifth anniversary of the closing date of the Acquisition.

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

There were no short-term borrowings during the first quarter of fiscal 2012. Outstanding stand-by letters of credit were $9.2 million and excess availability, as defined, was $240.8 million at April 28, 2012.

Demand Letter of Credit Facility

The Company has an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $14.7 million and availability was $20.3 million at April 28, 2012.

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures, (ii) debt service requirements, including quarterly principal payments and repayments based on annual excess cash flows as defined, and (iii) working capital needs. Management anticipates that capital expenditures will be approximately $125 to $135 million for fiscal 2012, including approximately $50 million for new stores, approximately $35 million for information technology enhancements, approximately $25 million for warehouse and corporate office expansion, and the remainder for store renovations, office space improvements and general corporate purposes. Management believes that our current balances of cash and cash equivalents, cash flow from operations and availability under the ABL Facility will be adequate to finance debt service requirements, planned capital expenditures and working capital needs for the next twelve months. Our ability to make planned capital expenditures, to fund our debt service requirements and to remain in compliance with the financial covenants, and to fund our operations depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and trade programs. As of April 28, 2012, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$9.2	$9.2	$—	$—	$—
Documentary	14.7	14.7	—	—	—

	$23.9	$23.9	$—	$—	$—

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

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Borrowings under the senior credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed would remain the same, and our net income and cash flow, including cash available for servicing our indebtedness, will correspondingly decrease. If LIBOR increases above 1.25%, a 0.125% increase in the floating rate applicable to the $1.2 billion outstanding under the Term Loan Facility would result in a $1.5 million increase in our annual interest expense. Assuming all revolving loans are drawn under the $250 million ABL Facility, a 0.125% change in the floating rate would result in a $0.3 million change in our annual interest expense. We have entered into interest rate swaps and caps in order to hedge the volatility of cash flows related to a portion of the Company’s floating rate indebtedness (see note 8 to the unaudited condensed consolidated financial statements). These hedges may not fully mitigate our interest rate risk, or may not be effective.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

New York and Federal Litigation Relating to the Acquisition

Between November 24, 2010 and December 16, 2010, seven purported class action complaints concerning the Acquisition were filed in the Supreme Court of the State of New York against some or all of the following: the Company, certain officers of the Company, members of the Company’s Board of Directors, Parent, J.Crew Group, Inc., TPG Capital, L.P., TPG Fund VI and LGP. The plaintiffs in each of these complaints alleged, among other things, (1) that certain officers of the Company and members of the Company’s Board breached their fiduciary duties to the Company’s public stockholders by authorizing the Acquisition for inadequate consideration and pursuant to an inadequate process, and (2) that the Company, TPG Capital, L.P. and LGP aided and abetted the other defendants’ alleged breaches of fiduciary duty. The purported class action complaints sought, among other things, an order enjoining the consummation of the Acquisition, an order rescinding the Acquisition to the extent it was consummated and an award of compensatory damages. On April 2, 2012, the plaintiffs in the New York Actions voluntarily dismissed those actions. Neither the plaintiffs in the New York Actions nor their attorneys received any consideration in exchange for the dismissal of the New York Actions.

On December 1, 2010 and December 14, 2010, two purported class action complaints concerning the Acquisition were filed in the United States District Court for the Southern District of New York (the “Federal Actions”). The plaintiffs in the Federal Actions assert claims that are largely duplicative of the claims asserted in the New York Actions, but also allege that the defendants violated multiple federal securities statutes in connection with the filing of the Preliminary Proxy Statement on Schedule 14A. On March 6, 2012, the plaintiffs in the Federal Actions voluntarily dismissed those actions. Neither the plaintiffs in the Federal Actions nor their attorneys received any consideration in exchange for the dismissal of the Federal Actions.

Also, the Company is subject to various other legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these other legal proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 includes a detailed discussion of certain risks that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed.

ITEM 6.	EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Letter Agreement, dated May 15, 2012, between the Company and Stuart C. Haselden.*

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at April 28, 2012 and January 28, 2012, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended April 28, 2012 and for the periods March 8, 2011 to April 30, 2011 and January 30, 2011 to March 7, 2011, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended April 28, 2012 and for the period March 8, 2011 to January 28, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 28, 2012 and for the periods March 8, 2011 to April 30, 2011 and January 30, 2011 to March 7, 2011, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J.CREW GROUP, INC.
(Registrant)

Date: May 31, 2012	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: May 31, 2012	By:	/S/ STUART C. HASELDEN
Stuart C. Haselden
Chief Financial Officer

EXHIBIT INDEX

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Letter Agreement, dated May 15, 2012, between the Company and Stuart C. Haselden.*

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at April 28, 2012 and January 28, 2012, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended April 28, 2012 and for the periods March 8, 2011 to April 30, 2011 and January 30, 2011 to March 7, 2011, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended April 28, 2012 and for the period March 8, 2011 to January 28, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 28, 2012 and for the periods March 8, 2011 to April 30, 2011 and January 30, 2011 to March 7, 2011, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.**

*	Filed herewith.
**	Furnished herewith.