Form 10-Q
period 2012-07-28
J CREW GROUP INC
filed 2012-08-29
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 24, 2012
Common Stock, $.01 par value per share	1,000 shares

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at July 28, 2012 and January 28, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended July 28, 2012 and July 30, 2011	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended July 28, 2012 (Successor) and for the periods March 8, 2011 to July 30, 2011 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the twenty-six weeks ended July 28, 2012 and the period March 8, 2011 to January 28, 2012	6

	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 28, 2012 (Successor) and for the periods March 8, 2011 to July 30, 2011 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	29

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	July 28, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$213,466	$221,852
Merchandise inventories	282,811	242,659
Prepaid expenses and other current assets	57,297	48,052
Deferred income taxes, net	9,971	9,971
Prepaid income taxes	8,994	4,087

Total current assets	572,539	526,621

Property and equipment, net	306,195	264,572
Favorable lease commitments, net	42,095	48,930
Deferred financing costs, net	53,928	58,729
Intangible assets, net	980,420	985,322
Goodwill	1,686,915	1,686,915
Other assets	2,234	2,433

Total assets	$3,644,326	$3,573,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155,532	$158,116
Other current liabilities	134,148	116,339
Interest payable	22,079	26,735
Current portion of long-term debt	15,000	15,000

Total current liabilities	326,759	316,190

Long-term debt	1,573,000	1,579,000
Unfavorable lease commitments and deferred credits, net	65,123	53,700
Deferred income taxes, net	409,712	410,515
Other liabilities	39,323	37,065

Total liabilities	2,413,917	2,396,470

Stockholders’ equity:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,185,515	1,183,606
Accumulated other comprehensive loss	(20,219)	(18,963)
Retained earnings	65,113	12,409

Total stockholders’ equity	1,230,409	1,177,052

Total liabilities and stockholders’ equity	$3,644,326	$3,573,522

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Thirteen Weeks Ended July 28, 2012	Thirteen Weeks Ended July 30, 2011

Revenues:
Net sales	$517,985	$427,001
Other	7,503	8,014

Total revenues	525,488	435,015
Cost of goods sold, including buying and occupancy costs	288,751	276,350

Gross profit	236,737	158,665
Selling, general and administrative expenses	174,669	146,385

Income from operations	62,068	12,280
Interest expense, net of interest income	25,359	25,713

Income (loss) before income taxes	36,709	(13,433)
Provision (benefit) for income taxes	14,702	(2,889)

Net income (loss)	$22,007	$(10,544)

Other comprehensive income (loss):
Unrealized loss on cash flow hedge, net of tax	(1,259)	(6,976)

Comprehensive income (loss)	$20,748	$(17,520)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Twenty-six Weeks Ended July 28, 2012	For the Period
		March 8, 2011 to July 30, 2011	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Revenues:
Net sales	$1,015,430	$698,423	$130,116
Other	13,580	12,810	3,122

Total revenues	1,029,010	711,233	133,238
Cost of goods sold, including buying and occupancy costs	552,485	434,260	70,284

Gross profit	476,525	276,973	62,954
Selling, general and administrative expenses	338,787	271,872	79,736

Income (loss) from operations	137,738	5,101	(16,782)
Interest expense, net of interest income	50,771	41,239	1,166

Income (loss) before income taxes	86,967	(36,138)	(17,948)
Provision (benefit) for income taxes	34,263	(11,800)	(1,798)

Net income (loss)	$52,704	$(24,338)	$(16,150)

Other comprehensive income (loss):
Unrealized loss on cash flow hedge, net of tax	(1,256)	(11,649)	—

Comprehensive income (loss)	$51,448	$(35,987)	$(16,150)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except shares)

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	loss	equity
Balance at March 8, 2011	—	$—	$—	$—	$—	$—

Issuance of 1,000 shares of common stock	1,000	—	1,170,693	—	—	1,170,693
Share-based compensation	—	—	12,913	—	—	12,913
Net income	—	—	—	12,409	—	12,409
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(18,963)	(18,963)

Balance at January 28, 2012	1,000	$—	$1,183,606	$12,409	$(18,963)	$1,177,052

Share-based compensation	—	—	2,141	—	—	2,141
Contribution to Parent	—	—	(232)	—	—	(232)
Net income	—	—	—	52,704	—	52,704
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(1,256)	(1,256)

Balance at July 28, 2012	1,000	$—	$1,185,515	$65,113	$(20,219)	$1,230,409

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Twenty-six Weeks Ended July 28, 2012	For the Period
		March 8, 2011 to July 30, 2011	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$52,704	$(24,338)	$(16,150)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	33,967	25,881	3,929
Share-based compensation	2,141	45,971	1,080
Non-cash charge related to step-up in carrying value of inventory	—	25,067	—
Amortization of favorable lease commitments	6,835	5,397	—
Amortization of intangible assets	4,902	4,085	—
Amortization of deferred financing costs	4,801	4,001	970
Excess tax benefits from share-based awards	—	—	(74,495)
Changes in operating assets and liabilities:
Merchandise inventories	(40,152)	(18,069)	(20,204)
Prepaid expenses and other current assets	(9,245)	(7,708)	3,178
Other assets	199	659	(825)
Accounts payable and other liabilities	21,992	23,321	(2,440)
Federal and state income taxes	(4,708)	(26,766)	3,847

Net cash provided by (used in) operating activities	73,436	57,501	(101,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of J.Crew Group, Inc.	—	(2,981,415)	—
Capital expenditures	(75,590)	(44,338)	(2,644)

Net cash used in investing activities	(75,590)	(3,025,753)	(2,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	1,600,000	—
Proceeds from equity contributions	—	1,173,909	—
Excess tax benefit from share-based awards	—	—	74,495
Payment of debt issuance costs	—	(67,530)	—
Proceeds from share-based compensation plans	—	—	1,130
Repayment of debt	(6,000)	(3,000)	—
Repurchases of common stock	—	—	(20)
Contribution to Parent	(232)	—	—

Net cash provided by (used in) financing activities	(6,232)	2,703,379	75,605

Decrease in cash and cash equivalents	(8,386)	(264,873)	(28,149)
Beginning balance	221,852	353,211	381,360

Ending balance	$213,466	$88,338	$353,211

Supplemental cash flow information:
Income taxes paid	$39,369	$8,981	$—

Interest paid	$50,396	$17,773	$35

Non-cash equity contribution from management shareholders	$—	$102,483	$—

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and twenty-six weeks ended July 28, 2012 (Successor), and the periods March 8, 2011 to July 30, 2011

(Successor), and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

J.Crew Group, Inc. and its wholly owned subsidiaries (the “Company” or “Group”) was acquired (the “Acquisition”) on March 7, 2011 through a merger with a subsidiary of Chinos Holdings, Inc. (the “Parent”). The Parent was formed by investment funds affiliated with TPG Capital, L.P. (“TPG”) and Leonard Green & Partners, L.P. (“LGP” and together with TPG, the “Sponsors”). Subsequent to the Acquisition, Group became an indirect, wholly owned subsidiary of Parent, which is owned by affiliates of the Sponsors, co-investors and members of management. Prior to March 7, 2011, the Company operated as a public company with its common stock traded on the New York Stock Exchange.

Although the Company continued as the same legal entity after the Acquisition, the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows are presented for two periods: Predecessor and Successor, which relate to the period before and after the Acquisition. The Acquisition and the allocation of the purchase price were recorded as of March 7, 2011.

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

2. The Transactions

As discussed in note 1, the Acquisition was completed on March 7, 2011 and was financed with:

•

Senior Credit Facilities of $1,450 million consisting of: (i) a $250 million, 5-year asset-based revolving credit facility (the “ABL Facility”), which was undrawn at closing, and (ii) a $1,200 million, 7-year term loan credit facility (the “Term Loan”);

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

In connection with the purchase price allocation, fair values of long-lived and intangible assets were determined based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, valuation results from independent valuation specialists. The purchase price was allocated as follows:

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

Pro forma financial information

The following unaudited pro forma results of operations gives effect to the Transactions as if they had occurred on the first day of the first quarter of fiscal 2011 (January 30, 2011). The pro forma results of operations reflects adjustments (i) to record amortization and depreciation resulting from purchase accounting, (ii) to record Sponsor monitoring fees, and (iii) to eliminate non-recurring charges that were incurred in connection with the Transactions, including acquisition-related share-based compensation, transaction costs, transaction-related litigation costs and amortization of the step-up in the carrying value of inventories. This unaudited pro forma financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on that date, nor the results of operations in the future.

(Dollars in thousands)	For the Period January 30, 2011 to July 30, 2011
	As reported	Pro forma
Total revenues	$844,471	$844,471

Net income (loss)	$(40,488)	$25,324

4. Transactions with Sponsors

In connection with the Transactions, the Company entered into a management services agreement with the Sponsors pursuant to which they received on the closing date an aggregate transaction fee of $35 million. In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $4.5 million, in the first half of fiscal 2012, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive income (loss).

5. Goodwill and Intangible Assets

The significant components of our intangible assets and goodwill are as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Brand Name	J.Crew Brand Name	Goodwill

Balance at January 28, 2012	$21,780	$48,930	$78,242	$885,300	$1,686,915
Amortization expense	(1,426)	(3,341)	(1,025)	—	—

Balance at April 28, 2012	$20,354	$45,589	$77,217	$885,300	$1,686,915
Amortization expense	(1,426)	(3,494)	(1,025)	—	—

Balance at July 28, 2012	$18,928	$42,095	$76,192	$885,300	$1,686,915

Total accumulated amortization at July 28, 2012	$(8,082)	$(18,915)	$(5,808)

6. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

During the first half of fiscal 2012, the Parent issued 2,873,000 options to certain members of management, including (i) 851,500 options with an exercise price of $1.00 that become exercisable over a period of up to seven years and (ii) 2,021,500 options with an exercise price of $1.00 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The options have terms of up to ten years.

The weighted average grant-date fair value of the time-based awards was $0.47 per share. For the first half of fiscal 2012, the Company recorded an expense of $2.1 million for the time-based awards. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until that event occurs.

During the first half of fiscal 2012, the Parent issued 40,000 shares of restricted stock to a member of the board of directors. The shares vest over two years. The weighted average grant-date fair value of the shares was $2.17.

A summary of share-based compensation recorded in the statements of operations is as follows:

	For the Period January 29, 2012 to July 28, 2012	For the Period March 8, 2011 to July 30, 2011	For the Period January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Share-based compensation	$2,141	$45,971	$1,080

A summary of shares available for grant as stock options or other share-based awards is as follows:

Shares
Available for grant at January 28, 2012	26,572,908
Granted	(2,913,000)
Forfeited and available for reissuance	1,036,000

Available for grant at July 28, 2012	24,695,908

7. Long-Term Debt and Credit Agreements

Long-term debt consisted of the following:

	July 28, 2012	January 28, 2012

Term Loan	$1,188,000	$1,194,000
Notes	400,000	400,000
ABL Facility	—	—
Less current portion of Term Loan	(15,000)	(15,000)

Long-term debt	$1,573,000	$1,579,000

There were no short-term borrowings under the ABL Facility during the first half of fiscal 2012. Outstanding stand-by letters of credit were $9.2 million and excess availability, as defined, was $240.8 million at July 28, 2012. Additionally, the Company has an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit under this facility were $19.4 million and availability was $15.6 million at July 28, 2012.

The significant components of interest expense are as follows:

	For the Twenty-six Weeks Ended	For the Period
	January 29, 2012 to July 28, 2012	March 8, 2011 to July 30, 2011	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Term Loan	$28,581	$23,116	$—
Notes	16,438	13,238	—
Amortization of deferred financing costs	4,801	4,001	970
Other, net of interest income	951	884	196

Interest expense, net	$50,771	$41,239	$1,166

8. Derivative Financial Instruments

Interest Rate Caps

In April 2011, the Company entered into interest rate cap agreements for an aggregate notional amount of $600 million in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness. These cap agreements, effective in March 2012, hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in March 2013. Pursuant to the agreements, the Company has capped LIBOR at 3.5% with respect to the aggregate notional amount of $600 million. In the event LIBOR exceeds 3.5% the Company will pay interest at the capped rate. In the event LIBOR is less than 3.5%, the Company will pay interest at the prevailing LIBOR. In the first half of fiscal 2012 the Company paid interest under the Term Loan at the prevailing LIBOR.

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

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded amounts included in the condensed consolidated balance sheet is as follows:

	July 28, 2012	January 28, 2012

Interest rate caps (included in other assets)	$—	$6

Interest rate swaps (included in other liabilities)	$32,411	$30,358

Accumulated other comprehensive loss, net of tax (included in stockholders’ equity)	$(20,219)	$(18,963)

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

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $1,586 million and $1,542 million at July 28, 2012 and January 28, 2012 based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of July 28, 2012 or January 28, 2012 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Twenty-six Weeks Ended	For the Period
	January 29, 2012 to July 28, 2012	March 8, 2011 to July 30, 2011	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Carrying value of long-term assets written down to fair value	$160	$395	$—

Impairment charge	$160	$395	$—

10. Income Taxes

Group files a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state or local tax returns in required jurisdictions. Effective for the tax year ended January 2012, the Company will file as a member of the consolidated group of Parent.

Tax returns for periods ended January 2009 through March 7, 2011 are subject to examination by the Internal Revenue Service. The tax returns for the periods ended January 2011 and March 7, 2011 are currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2008 to 2010. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

The difference between the U.S. statutory income tax rate of 35% and the effective tax rate for the twenty-six weeks ended July 28, 2012 (Successor) of 39.4% is primarily driven by state and local income taxes, net of federal benefit. The difference between the U.S. statutory income tax rate of 35% and the effective tax rate the period March 8, 2011 to July 30, 2011 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor) of 32.7% and 10%, respectively, is primarily driven by (i) the tax deductibility of certain Transaction costs and (ii) state and local income taxes, net of federal benefit.

As of July 28, 2012, the Company has $6.9 million in liabilities associated with uncertain tax positions (including interest and penalties of $1.3 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $4.3 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

11. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements

In December 2011, a pronouncement was issued that amended the guidance related to the disclosure of recognized financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The amended provisions are effective for fiscal years beginning on or after January 1, 2013, and are required to be applied retrospectively for all prior periods presented. As this pronouncement relates to disclosure only, the adoption of this amendment will not have a significant impact on the Company’s condensed consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC. When used herein, the terms “J.Crew,” “Group,” “Company,” “we,” “us” and “our” refer to J.Crew Group, Inc., including its wholly-owned consolidated subsidiaries.

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

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory and Madewell stores, and (2) Direct, which consists of our websites and catalogs. As of July 28, 2012, we operated 279 retail stores (including eight crewcuts and 39 Madewell stores), 97 factory stores (including four crewcuts factory stores), and three clearance stores, throughout the United States and Canada; compared to 253 retail stores (including 10 crewcuts and 24 Madewell stores), 90 factory stores (including three crewcuts factory stores), and three clearance stores as of July 30, 2011.

On March 7, 2011, the Company was acquired by Chinos Holdings, Inc., a company formed with investment funds affiliated with TPG and LGP. Although the Company continued as the same legal entity after the Acquisition, we have prepared separate discussion and analysis of our consolidated operating results, financial condition and liquidity for: (i) the thirteen and twenty-six weeks ended July 28, 2012 (Successor), (ii) the period March 8, 2011 to July 30, 2011 (Successor), and (iii) the period January 30, 2011 to March 7, 2011 (Predecessor). Additionally, we have prepared supplemental discussion and analysis of the combined periods last year before and after the Acquisition, on a pro forma basis, which we refer to as “pro forma first half of fiscal 2011.” The pro forma results give effect to the Acquisition as if it occurred on the first day of the fiscal year. We compare the first half of fiscal 2012 to the pro forma first half of fiscal 2011.

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

The following is a summary of our revenues for the second quarter of fiscal 2012 compared to second quarter of fiscal 2011:

(Dollars in millions)	Thirteen Weeks Ended July 28, 2012	Thirteen Weeks Ended July 30, 2011
Stores	$384.0	$311.0
Direct	134.0	116.0

Net sales	518.0	427.0
Other, primarily shipping and handling fees	7.5	8.0

Total revenues	$525.5	$435.0

Highlights of second quarter of fiscal 2012 versus second quarter of fiscal 2011:

•	Revenues increased 20.8% to $525.5 million.

•	Comparable company sales increased 13.6%.

•	Direct net sales increased 15.5% to $134.0 million.

•	Income from operations increased $49.8 million to $62.1 million.

•	We opened four J.Crew retail stores, one J.Crew factory store, and one Madewell store. We closed one crewcuts store and one Madewell store.

The following is a summary of our revenues for the first half of fiscal 2012 compared to first half of fiscal 2011:

(Dollars in millions)	Twenty-six Weeks Ended July 28, 2012	Twenty-six Weeks Ended July 30, 2011
Stores	$738.0	$592.2
Direct	277.4	236.3

Net sales	1,015.4	828.5
Other, primarily shipping and handling fees	13.6	15.9

Total revenues	$1,029.0	$844.4

Highlights of first half of fiscal 2012 versus pro forma first half of fiscal 2011:

•	Revenues increased 21.9% to $1,029.0 million.

•	Comparable company sales increased 14.8%.

•	Direct net sales increased 17.4% to $277.4 million.

•	Income from operations increased $45.0 million to $137.7 million.

•	We opened seven J.Crew retail stores, one J.Crew factory store, and eight Madewell stores. We closed one crewcuts store and one Madewell store.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure used in our evaluation is comparable company sales, which includes (i) net sales from stores that have been open for at least twelve months, (ii) direct net sales, and (iii) shipping and handling fees.

A complete description of the measures we use to assess the performance of our business appears in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC.

Results of Operations – Second Quarter of Fiscal 2012 compared to Second Quarter of Fiscal 2011

	Thirteen Weeks Ended July 28, 2012		Thirteen Weeks Ended July 30, 2011		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$525.5	100.0%	$435.0	100.0%	$90.5	20.8%
Gross profit	236.7	45.1	158.7	36.5	78.0	49.2
Selling, general and administrative expenses	174.7	33.2	146.4	33.7	28.3	19.3
Income from operations	62.1	11.8	12.3	2.8	49.8	NM
Interest expense, net	25.4	4.8	25.7	5.9	(0.3)	(1.4)
Provision (benefit) for income taxes	14.7	2.8	(2.9)	(0.6)	17.6	NM
Net income (loss)	$22.0	4.2%	$(10.5)	(2.4)%	$32.5	NM

Revenues

Revenues increased $90.5 million, or 20.8%, to $525.5 million in the second quarter of fiscal 2012 from $435.0 million in the second quarter last year, driven primarily by an increase in sales of women’s apparel, specifically knits, sweaters, and shirts. Comparable company sales increased 13.6% in the second quarter of fiscal 2012. Comparable company sales increased 3.5% in the second quarter of fiscal 2011.

Stores sales increased $73.0 million, or 23.5%, to $384.0 million in the second quarter of fiscal 2012 from $311.0 million in the second quarter last year. Stores sales increased 5.4% in the second quarter of fiscal 2011. Sales from stores that have been open for less than twelve months were $39.7 million in the second quarter of fiscal 2012.

Direct sales increased $18.0 million, or 15.5%, to $134.0 million in the second quarter of fiscal 2012 from $116.0 million in the second quarter last year. Direct sales increased $13.5 million, or 13.1%, in the second quarter of fiscal 2011.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended July 28, 2012	Thirteen Weeks Ended July 30, 2011

Apparel:
Women’s	59%	60%
Men’s	24	24
Children’s	5	5
Accessories	12	11

	100%	100%

Other revenues, which consist primarily of shipping and handling fees, decreased $0.5 million, or 6.4%, to $7.5 million in the second quarter of fiscal 2012 from $8.0 million in the second quarter last year. This decrease primarily resulted from shipping and handling promotions offset by the impact of shipping and handling income from increased Direct sales.

Gross Profit

Gross profit increased $78.0 million to $236.7 million in the second quarter of fiscal 2012 from $158.7 million in the second quarter last year. This increase resulted from the following factors:

	Increase/(decrease)
(Dollars in millions)	Before Purchase Accounting Impact	Purchase Accounting Impact(1)	As Reported
Increase in revenues	$49.2	$—	$49.2
Increase in merchandise margin	12.6	21.9	34.5
Increase in buying and occupancy costs	(5.7)	—	(5.7)

Increase in gross profit	$56.1	$21.9	$78.0

(1)	Reflects non-cash charges related to step-up in carrying value of acquired inventories.

Gross margin increased to 45.1% in the second quarter of fiscal 2012 from 36.5% in the second quarter last year. The increase in gross margin was driven by: (i) a 510 basis point increase from the purchase accounting adjustment described in the table above, (ii) a 240 basis point expansion in merchandise margin due to decreased markdowns, and (iii) a 110 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $28.3 million, or 19.3%, to $174.7 million in the second quarter of fiscal 2012 from $146.4 million in the second quarter last year. This increase primarily resulted from the following:

	Increase/(decrease)
(Dollars in millions)	Before Transaction Impact	Transaction Impact	As Reported
Increase in operating expenses, primarily stores and payroll	$17.6	$—	$17.6
Increase in share-based and incentive compensation	10.0	—	10.0
Increase in advertising and catalog costs	4.2	—	4.2
Increase in depreciation	1.5	—	1.5
Prior year transaction-related litigation costs	—	(6.5)	(6.5)
Other, net	1.5	—	1.5

Increase in selling, general and administrative expenses	$34.8	$(6.5)	$28.3

Leverage (deleverage) to last year (in basis points)	(100)	150	50

As a percentage of revenues, selling, general and administrative expenses decreased to 33.2% in the second quarter of fiscal 2012 from 33.7% in the second quarter last year. As a percentage of revenues, selling, general and administrative expenses, without the impact of Transaction-related litigation, increased to 33.2% in the second quarter of fiscal 2012 from 32.2% in the second quarter last year.

Interest Expense, Net

Interest expense, net of interest income, decreased $0.3 million to $25.4 million in the second quarter of fiscal 2012 from $25.7 million in the second quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	Second Quarter Fiscal 2012	Second Quarter Fiscal 2011

Term Loan	$14.3	$14.4
Notes	8.2	8.3
Amortization of deferred financing costs	2.4	2.4
Other, net of interest income	0.5	0.6

Interest expense, net	$25.4	$25.7

Provision for Income Taxes

The effective tax rate of 40.0% for the second quarter of fiscal 2012 approximates our expected annual effective tax rate. The difference between the statutory rate of 35% and the effective rate was driven primarily by state and local income taxes, net of federal benefit.

Net Income

Net income increased $32.5 million to $22.0 million in the second quarter of fiscal 2012 compared with net loss of $10.5 million in the second quarter last year. This increase was due to: (i) an increase in gross profit of $78.0 million and (ii) a decrease in interest expense of $0.3 million, offset by (iii) an increase in selling, general and administrative expenses of $28.3 million and (iv) an increase in the provision for income taxes of $17.6 million.

Results of Operations – First Half of Fiscal 2012 (Successor)

	Twenty-six Weeks Ended July 28, 2012
(Dollars in millions)	Amount	Percent of Revenues
Revenues	$1,029.0	100.0%
Gross profit	476.5	46.3
Selling, general and administrative expenses	338.8	32.9
Income from operations	137.7	13.4
Interest expense, net	50.8	4.9
Provision for income taxes	34.3	3.3
Net income	$52.7	5.1%

Revenues

Revenues were $1,029.0 million for the first half of fiscal 2012. Revenues consisted of (i) Stores sales of $738.0 million, or 71.7% of revenues, (ii) Direct sales of $277.4 million, or 27.0% of revenues, and (iii) other revenues (primarily shipping and handling fees) of $13.6 million, or 1.3% of revenues. Revenues reflect higher than planned Stores sales.

Gross Profit

Gross profit was $476.5 million, or 46.3% of revenues, for the first half of fiscal 2012. Gross profit was impacted by lower than planned markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $338.8 million, or 32.9% of revenues, for the first half of fiscal 2012.

Interest Expense, Net

Interest expense, net of interest income, was $50.8 million for the first half of fiscal 2012. Interest expense reflects debt service on borrowings resulting from the Acquisition of the Company on March 7, 2011.

Provision for Income Taxes

The effective tax rate of 39.4% for the first half of fiscal 2012 reflects our expected annual effective tax rate. The difference between the statutory rate of 35% and the effective rate was driven primarily by state and local income taxes, net of federal benefit.

Net Income

Net income was $52.7 million for the first half of fiscal 2012 driven primarily by gross profit of $476.5 million offset by selling, general and administrative expenses of $338.8 million, interest expense of $50.8 million, and income tax expense of $34.3 million.

Results of Operations – For the Period March 8, 2011 to July 30, 2011 (Successor)

	For the Period March 8, 2011 to July 30, 2011
(Dollars in millions)	Amount	Percent of Revenues
Revenues	$711.2	100.0%
Gross profit	277.0	38.9
Selling, general and administrative expenses	271.9	38.2
Income from operations	5.1	0.7
Interest expense, net	41.2	5.8
Provision for income taxes	(11.8)	(1.7)
Net loss	$(24.3)	(3.4)%

Revenues

Revenues were $711.2 million for the period March 8, 2011 to July 30, 2011. Revenues consisted of (i) Stores sales of $505.7 million, or 71.1% of revenues, (ii) Direct sales of $192.7 million, or 27.1% of revenues, and (iii) other revenues (primarily shipping and handling fees) of $12.8 million, or 1.8% of revenues. Revenues reflect lower than planned Stores sales.

Gross Profit

Gross profit was $277.0 million, or 38.9% of revenues, for the period March 8, 2011 to July 30, 2011. Gross profit was impacted by higher than planned markdowns, and includes the impact of purchase accounting of $26.7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $271.9 million, or 38.2% of revenues, for the period March 8, 2011 to July 30, 2011, and include the impact of purchase accounting and transaction costs of $63.3 million.

Interest Expense, Net

Interest expense, net of interest income, was $41.2 million for the period March 8, 2011 to July 30, 2011. Interest expense reflects debt service on borrowings resulting from the Acquisition of the Company on March 7, 2011.

Provision for Income Taxes

The effective tax rate was 32.7% for the period March 8, 2011 to July 30, 2011. The difference between the statutory rate of 35% and the effective rate was driven primarily by non-deductible transaction costs and state and local income taxes, net of federal benefit.

Net Loss

Net loss was $24.3 million for the period March 8, 2011 to July 30, 2011 driven primarily by gross profit of $277.0 million offset by selling, general and administrative expenses of $271.9 million (including the impact of purchase accounting and transaction costs of $63.3 million) and interest expense of $41.2 million.

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

Supplemental MD&A – Results of Operations – First Half Fiscal 2012 compared to Pro forma First Half Fiscal 2011

(Dollars in millions)	For the Period March 8, 2011 to July 30, 2011	For the Period January 30, 2011 to March 7, 2011	Adjustments		Pro forma First Half Fiscal 2011
	(Successor)	(Predecessor)
Revenues	$711.2	$133.2	$—		$844.4
Gross profit	277.0	63.0	23.8	(a)	363.8
Selling, general and administrative expenses	271.9	79.7	(80.6	)(a)	271.0
Income (loss) from operations	5.1	(16.8)	104.4		92.7
Interest expense, net	41.2	1.2	8.8	(b)	51.2
Provision (benefit) for income taxes	(11.8)	(1.8)	29.8	(c)	16.2
Net income (loss)	$(24.3)	$(16.1)	$65.7		$25.3

Notes:

(a)	To give effect to the following adjustments:

(Dollars in millions)	Adjustments
Amortization expense(1)	$0.8
Depreciation expense(2)	0.9
Sponsor monitoring fees(3)	0.8
Amortization of lease commitments, net(4)	1.6
Elimination of non-recurring charges(5)	(108.5)

Total pro forma adjustment	$(104.4)

Pro forma adjustment:
Recorded in cost of goods sold	$(23.8)
Recorded in selling, general and administrative expenses	(80.6)

Total	$(104.4)

(1)	To record five weeks of additional amortization expense of intangible assets for our Madewell brand name, loyalty program and customer lists amortized on a straight-line basis over their respective useful lives.
(2)	To record five weeks of additional depreciation expense of the step-up of property and equipment allocated on a straight-line basis over a weighted average remaining useful life of 8.2 years.
(3)	To record five weeks of additional expense (calculated as the greater of 40 basis points of consolidated annual revenues or $8 million) to be paid to the Sponsors in accordance with a management services agreement.
(4)	To record five weeks of additional amortization expense of favorable and unfavorable lease commitments amortized on a straight-line basis over the remaining lease life, offset by the elimination of the amortization of historical deferred rent credits.
(5)	To eliminate non-recurring charges that were incurred in connection with the Transactions, including acquisition-related share based compensation, transaction costs, transaction-related litigation costs, and amortization of the step-up in the carrying value of inventory.

(b)	To give effect to the following adjustments:

(Dollars in millions)	Adjustments
Pro forma cash interest expense(1)	$46.4
Pro forma amortization of deferred financing costs(1)	4.8
Less historical interest expense, net	(42.4)

Total pro forma adjustment to interest expense, net	$8.8

(1)	To record twenty-six weeks of interest expense associated with borrowings under the Term Loan Facility and the Notes, and the amortization of deferred financing costs. Pro forma cash interest expense reflects a weighted-average interest rate of 5.6%. If LIBOR increases above 1.25%, a 0.125% increase would increase annual interest expense under the Term Loan Facility by $1.5 million.

(c)	To reflect our expected annual effective tax rate of approximately 39%.

	First Half Fiscal 2012		Pro Forma First Half Fiscal 2011		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,029.0	100.0%	$844.4	100.0%	$184.6	21.9%
Gross profit	476.5	46.3	363.8	43.1	112.7	31.0
Selling, general and administrative expenses	338.8	32.9	271.0	32.1	67.8	25.0
Income from operations	137.7	13.4	92.7	11.0	45.0	48.6
Interest expense, net	50.8	4.9	51.2	6.1	(0.4)	(0.8)
Provision for income taxes	34.3	3.3	16.2	1.9	18.1	111.6
Net income	$52.7	5.1%	$25.3	3.0%	$27.4	108.1%

Revenues

Revenues increased $184.6 million, or 21.9%, to $1,029.0 million in the first half of fiscal 2012 from $844.4 million in the pro forma first half last year, driven primarily by an increase in sales of women’s apparel, specifically knits, sweaters, and shirts. Comparable company sales increased 14.8% in the first half of fiscal 2012. Comparable company sales increased 0.3% in the first half of fiscal 2011.

Stores sales increased $145.8 million, or 24.6%, to $738.0 million in the first half of fiscal 2012 from $592.2 million in the pro forma first half last year. Stores sales increased $7.2 million, or 1.2%, in the first half of fiscal 2011. Sales from stores that have been open for less than twelve months were $78.5 million in the first half of fiscal 2012.

Direct sales increased $41.1 million, or 17.4%, to $277.4 million in the first half of fiscal 2012 from $236.3 million in the pro forma first half last year. Direct sales increased $19.4 million, or 9.0%, in the first half of fiscal 2011.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	First Half Fiscal 2012	Pro Forma First Half Fiscal 2011
Apparel:
Women’s	60%	61%
Men’s	22	22
Children’s	6	6
Accessories	12	11

	100%	100%

Other revenues, which consist primarily of shipping and handling fees, decreased $2.4 million, or 14.8%, to $13.6 million in the first half of fiscal 2012 from $15.9 million in the pro forma first half last year. This decrease resulted primarily from shipping and handling promotions partially offset by the impact of shipping and handling income from increased Direct sales.

Gross Profit

Gross profit increased $112.7 million to $476.5 million in the first half of fiscal 2012 from $363.8 million in the pro forma first half last year. This increase resulted from the following factors:

(Dollars in millions)	Increase (decrease)
Increase in revenues	$103.5
Increase in merchandise margin	20.0
Increase in buying and occupancy costs	(10.8)

Increase in gross profit	$112.7

Gross margin increased to 46.3% in the first half of fiscal 2012 from 43.1% in the pro forma first half last year. The increase in gross margin was driven by: (i) a 190 basis point expansion in merchandise margin due to decreased markdowns and (ii) a 130 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $67.8 million, or 25.0%, to $338.8 million in the first half of fiscal 2012 from $271.0 million in the pro forma first half last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase
Increase in operating expenses, primarily stores and payroll	$33.2
Increase in share-based and incentive compensation	16.7
Increase in advertising and catalog costs	9.9
Increase in depreciation	3.2
Other, net	4.8

Increase in selling, general and administrative expenses	$67.8

As a percentage of revenues, selling, general and administrative expenses increased to 32.9% in the first half of fiscal 2012 from 32.1% in the pro forma first half last year.

Interest Expense, Net

Interest expense, net of interest income, decreased $0.4 million to $50.8 million in the first half of fiscal 2012 from $51.2 million in the pro forma first half last year. A summary of interest expense is as follows.

(Dollars in millions)	First Half Fiscal 2012	Pro Forma First Half Fiscal 2011

Term Loan	$28.6	$28.8
Notes	16.4	16.4
Amortization of deferred financing costs	4.8	4.8
Other, net of interest income	1.0	1.2

Interest expense, net	$50.8	$51.2

Income Taxes

The effective tax rate of 39.4% for the first half of fiscal 2012 reflects our expected annual effective tax rate.

Net Income

Net income increased $27.4 million to $52.7 million in the first half of fiscal 2012 compared to $25.3 million in the pro forma first half last year. This increase was due to: (i) an increase in gross profit of $112.7 million and (ii) a decrease in interest expense of $0.4 million, offset by (iii) an increase in selling, general and administrative expenses of $67.8 million and (iv) an increase in the provision for income taxes of $18.1 million.

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

Operating Activities

(Dollars in millions)	For the Twenty-six Weeks ended July 28, 2012	For the Period March 8, 2011 to July 30, 2011	For the Period January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Net income (loss)	$52.7	$(24.3)	$(16.1)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	34.0	25.9	3.9
Share-based compensation	2.1	46.0	1.1
Non-cash charge related to step-up in carrying value of inventory	—	25.0	—
Amortization of favorable lease commitments	6.8	5.4	—
Amortization of intangible assets	4.9	4.1	—
Amortization of deferred financing costs	4.8	4.0	1.0
Excess tax benefit from share-based awards	—	—	(74.5)
Changes in operating assets and liabilities	(31.9)	(28.6)	(16.5)

Net cash provided by (used in) operating activities	$73.4	$57.5	$(101.1)

Cash provided by operating activities of $73.4 million in the first half of fiscal 2012 (Successor) was driven by: (i) net income of $52.7 million, (ii) non-cash expenses of $52.6 million, offset by (iii) changes in operating assets and liabilities of $31.9 million due to seasonal working capital fluctuations.

Cash provided by operating activities of $57.5 million in the period March 8, 2011 to July 30, 2011 (Successor) was driven by: (i) non-cash expenses of $110.4 million, offset by (ii) changes in operating assets and liabilities of $28.6 million and (iii) net loss of $24.3 million.

Cash used in operating activities of $101.1 million in the period January 30, 2011 to March 7, 2011 (Predecessor) resulted from: (i) net loss of $16.1 million, (ii) changes in operating assets and liabilities of $91.0 million (including the impact of excess tax benefits from share-based compensation plans) due primarily to an increase in refundable income taxes resulting from the Acquisition and seasonal working capital fluctuations, offset by (iii) non-cash expenses of $6.0 million.

Investing Activities

Capital expenditures were $75.6 million, $44.3 million, and $2.6 million in the first half of fiscal 2012, for the period March 8, 2011 to July 30, 2011, and for the period January 30, 2011 to March 7, 2011, respectively. Capital expenditures for the opening of new stores were $26.0 million, $18.5 million, and $0.6 million in the first half of fiscal 2012, for the period March 8, 2011 to July 30, 2011, and the period January 30, 2011 to March 7, 2011, respectively. The remaining capital expenditures in each period were for store renovations, and investments in information systems and distribution center initiatives as well as general corporate purposes. Capital expenditures are planned at approximately $125 to $135 million for fiscal year 2012, including $50 million for new stores, $40 million for information technology enhancements, $30 million for warehouse and corporate office expansion, and the remainder for store renovations, office space improvements and general corporate purposes.

Financing Activities

	For the Twenty-six Weeks ended July 28, 2012	For the Period March 8, 2011 to July 30, 2011	For the Period January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Proceeds from debt	$—	$1,600.0	$—
Proceeds from equity contributions	—	1,173.9	—
Excess tax benefit from share-based awards	—	—	74.5
Payment of debt issuance costs	—	(67.5)	—
Proceeds from share-based compensation plans	—	—	1.1
Repayment of debt	(6.0)	(3.0)	—
Repurchases of common stock	—	—	—
Contribution to Parent	(0.2)	—	—

Net cash provided by (used in) financing activities	$(6.2)	$2,703.4	$75.6

Cash used in financing activities was $6.2 million in the first half of fiscal 2012 resulting primarily from quarterly principal repayments of debt under the Term Loan.

Cash provided by financing activities was $2,703.4 million from March 8, 2011 to July 30, 2011 resulting from the proceeds from debt and equity contributions in connection with the Acquisition, offset primarily by the payment of debt issuance costs.

Cash provided by financing activities was $75.6 million from January 30, 2011 to March 7, 2011 resulting primarily from the tax benefits from share-based compensation plans.

ABL Facility

In connection with the Acquisition, on March 7, 2011, the Company entered into the ABL Facility, governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $250 million (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The borrowing base will equal the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus, 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for borrowings on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. The Company did not incur loans under the ABL Facility at the closing of the Acquisition through July 28, 2012. Any amounts outstanding under the ABL Facility are due and payable in full on the fifth anniversary of the closing date of the Acquisition.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at Group’s option, any of the following, plus, in each case, an applicable margin: (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; (b) in the case of borrowings in U.S. dollars or in Euros, a LIBOR determined by reference to the costs of funds for deposits in the relevant currency for the interest period relevant to such borrowing adjusted for certain additional costs; (c) in the case of borrowings in Canadian dollars, the average offered rate for Canadian dollar bankers’ acceptances having an identical term of the applicable borrowing; and (d) in the case of borrowings in Canadian dollars, a fluctuating rate determined by reference to the higher of (1) the average offered rate for 30 day Canadian dollar bankers’ acceptances plus 0.50% and (2) the prime rate of Bank of America, N.A. for loans in Canadian dollars. The applicable margin for borrowings under the ABL Facility varies based on Group’s average historical excess availability from 1.25% to 1.75% with respect to base rate borrowings and borrowings in Canadian dollars bearing interest at the rate described in the immediately preceding clause (d), and from 2.25% to 2.75% with respect to LIBOR borrowings and borrowings in Canadian dollars bearing interest at the rate described in the immediately preceding clause (c).

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

There were no short-term borrowings during the first half of fiscal 2012. Outstanding stand-by letters of credit were $9.2 million and excess availability, as defined, was $240.8 million at July 28, 2012.

Demand Letter of Credit Facility

The Company has an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $19.4 million and availability was $15.6 million at July 28, 2012.

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures, (ii) debt service requirements, including quarterly principal payments and repayments based on annual excess cash flows as defined, and (iii) working capital needs. Management anticipates that capital expenditures will be approximately $125 to $135 million for fiscal 2012, including approximately $50 million for new stores, approximately $40 million for information technology enhancements, approximately $30 million for warehouse and corporate office expansion, and the remainder for store renovations, office space improvements and general corporate purposes. Management believes that our current balances of cash and cash equivalents, cash flow from operations and availability under the ABL Facility will be adequate to finance debt service requirements, planned capital expenditures and working capital needs for the next twelve months. Our ability to make planned capital expenditures, to fund our debt service requirements and to remain in compliance with the financial covenants, and to fund our operations depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and trade programs. As of July 28, 2012, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$9.2	$9.2	$—	$—	$—
Documentary	19.4	19.4	—	—	—

	$28.6	$28.6	$—	$—	$—

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

Borrowings under the Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed would remain the same, and our net income and cash flow, including cash available for servicing our indebtedness, will correspondingly decrease. If LIBOR increases above 1.25%, a 0.125% increase in the floating rate applicable to the $1.200 million outstanding under the Term Loan Facility would result in a $1.5 million increase in our annual interest expense. Assuming all revolving loans are drawn under the $250 million ABL Facility, a 0.125% change in the floating rate would result in a $0.3 million change in our annual interest expense. We have entered into interest rate swaps and caps in order to hedge the volatility of cash flows related to a portion of the Company’s floating rate indebtedness (see note 8 to the unaudited condensed consolidated financial statements). These hedges may not fully mitigate our interest rate risk, or may not be effective.

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

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 includes a detailed discussion of certain risks that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed.

ITEM 6.	EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at July 28, 2012 and January 28, 2012, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended July 28, 2012 and July 30, 2011, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended July 28, 2012 and for the periods March 8, 2011 to July 30, 2011 and January 30, 2011 to March 7, 2011, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the twenty-six weeks ended July 28, 2012 and for the period March 8, 2011 to January 28, 2012, (v) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 28, 2012 and for the periods March 8, 2011 to July 30, 2011 and January 30, 2011 to March 7, 2011, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J.CREW GROUP, INC.
(Registrant)

Date: August 29, 2012	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: August 29, 2012	By:	/S/ STUART C. HASELDEN
Stuart C. Haselden
Chief Financial Officer

EXHIBIT INDEX

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at July 28, 2012 and January 28, 2012, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended July 28, 2012 and July 30, 2011, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended July 28, 2012 and for the periods March 8, 2011 to July 30, 2011 and January 30, 2011 to March 7, 2011, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the twenty-six weeks ended July 28, 2012 and for the period March 8, 2011 to January 28, 2012, (v) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 28, 2012 and for the periods March 8, 2011 to July 30, 2011 and January 30, 2011 to March 7, 2011, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.