Form 10-Q
period 2012-10-27
J CREW GROUP INC
filed 2012-11-28
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 23, 2012
Common Stock, $.01 par value per share	1,000 shares

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at October 27, 2012 and January 28, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended October 27, 2012 and October 29, 2011	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended October 27, 2012 (Successor) and for the periods March 8, 2011 to October 29, 2011 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirty-nine weeks ended October 27, 2012 and the period March 8, 2011 to January 28, 2012	6

	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 27, 2012 (Successor) and for the periods March 8, 2011 to October 29, 2011 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	29

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	October 27, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$195,675	$221,852
Merchandise inventories	348,601	242,659
Prepaid expenses and other current assets	61,646	58,023
Prepaid income taxes	7,012	4,087

Total current assets	612,934	526,621

Property and equipment, net	321,797	264,572
Favorable lease commitments, net	38,070	48,930
Deferred financing costs, net	52,178	58,729
Intangible assets, net	977,968	985,322
Goodwill	1,686,915	1,686,915
Other assets	1,784	2,433

Total assets	$3,691,646	$3,573,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,523	$158,116
Other current liabilities	154,680	116,339
Interest payable	12,983	26,735
Current portion of long-term debt	15,000	15,000

Total current liabilities	344,186	316,190

Long-term debt	1,570,000	1,579,000
Unfavorable lease commitments and deferred credits, net	65,840	53,700
Deferred income taxes, net	409,787	410,515
Other liabilities	37,896	37,065

Total liabilities	2,427,709	2,396,470

Stockholders’ equity:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,186,301	1,183,606
Accumulated other comprehensive loss	(20,655)	(18,963)
Retained earnings	98,291	12,409

Total stockholders’ equity	1,263,937	1,177,052

Total liabilities and stockholders’ equity	$3,691,646	$3,573,522

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

(in thousands)

	Thirteen Weeks Ended October 27, 2012	Thirteen Weeks Ended October 29, 2011
Revenues:
Net sales	$548,506	$473,027
Other	7,302	6,548

Total revenues	555,808	479,575
Cost of goods sold, including buying and occupancy costs	292,738	277,806

Gross profit	263,070	201,769
Selling, general and administrative expenses	188,569	143,876

Income from operations	74,501	57,893
Interest expense, net of interest income	24,089	25,349

Income before income taxes	50,412	32,544
Provision for income taxes	17,233	10,944

Net income	$33,179	$21,600

Other comprehensive income:
Unrealized loss on cash flow hedge, net of tax	(436)	(3,581)

Comprehensive income	$32,743	$18,019

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Thirty-nine Weeks Ended October 27, 2012	For the Period
		March 8, 2011 to October 29, 2011	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Revenues:
Net sales	$1,563,936	$1,171,450	$130,116
Other	20,882	19,358	3,122

Total revenues	1,584,818	1,190,808	133,238
Cost of goods sold, including buying and occupancy costs	845,223	712,066	70,284

Gross profit	739,595	478,742	62,954
Selling, general and administrative expenses	527,357	415,748	79,736

Income (loss) from operations	212,238	62,994	(16,782)
Interest expense, net of interest income	74,860	66,588	1,166

Income (loss) before income taxes	137,378	(3,594)	(17,948)
Provision (benefit) for income taxes	51,496	(856)	(1,798)

Net income (loss)	$85,882	$(2,738)	$(16,150)

Other comprehensive income (loss):
Unrealized loss on cash flow hedge, net of tax	(1,692)	(15,231)	—

Comprehensive income (loss)	$84,190	$(17,969)	$(16,150)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except shares)

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	loss	equity
Balance at March 8, 2011	—	$—	$—	$—	$—	$—

Issuance of 1,000 shares of common stock	1,000	—	1,170,693	—	—	1,170,693
Share-based compensation	—	—	12,913	—	—	12,913
Net income	—	—	—	12,409	—	12,409
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(18,963)	(18,963)

Balance at January 28, 2012	1,000	$—	$1,183,606	$12,409	$(18,963)	$1,177,052

Share-based compensation	—	—	3,213	—	—	3,213
Contribution to Parent	—	—	(518)	—	—	(518)
Net income	—	—	—	85,882	—	85,882
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(1,692)	(1,692)

Balance at October 27, 2012	1,000	$—	$1,186,301	$98,291	$(20,655)	$1,263,937

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirty-nine Weeks Ended October 27, 2012	For the Period
		March 8, 2011 to October 29, 2011	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$85,882	$(2,738)	$(16,150)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	52,363	41,795	3,929
Share-based compensation	3,213	47,015	1,080
Non-cash charge related to step-up in carrying value of inventory	—	30,833	—
Amortization of favorable lease commitments	10,860	8,739	—
Amortization of intangible assets	7,354	6,537	—
Amortization of deferred financing costs	7,201	6,401	970
Excess tax benefits from share-based awards	—	—	(74,495)
Changes in operating assets and liabilities:
Merchandise inventories	(105,942)	(55,435)	(20,204)
Prepaid expenses and other current assets	(3,623)	(17,332)	3,178
Other assets	649	921	(825)
Accounts payable and other liabilities	40,136	30,904	(2,440)
Federal and state income taxes	(4,514)	39,418	3,847

Net cash provided by (used in) operating activities	93,579	137,058	(101,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of J.Crew Group, Inc.	—	(2,981,415)	—
Capital expenditures	(109,588)	(69,351)	(2,644)

Net cash used in investing activities	(109,588)	(3,050,766)	(2,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	1,600,000	—
Proceeds from equity contributions	—	1,173,741	—
Excess tax benefit from share-based awards	—	—	74,495
Payment of debt issuance costs	—	(67,530)	—
Proceeds from share-based compensation plans	—	—	1,130
Repayment of debt	(9,000)	(3,000)	—
Costs incurred in refinancing debt	(650)	—	—
Repurchases of common stock	—	—	(20)
Contribution to Parent	(518)	—	—

Net cash provided by (used in) financing activities	(10,168)	2,703,211	75,605

Decrease in cash and cash equivalents	(26,177)	(210,497)	(28,149)
Beginning balance	221,852	353,211	381,360

Ending balance	$195,675	$142,714	$353,211

Supplemental cash flow information:
Income taxes paid	$56,179	$18,082	$—

Interest paid	$81,351	$48,351	$35

Non-cash equity contribution from management shareholders	$—	$102,483	$—

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine weeks ended October 27, 2012 (Successor), and the periods March 8, 2011 to

October 29, 2011 (Successor), and January 30, 2011 to March 7, 2011 (Predecessor)

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

In connection with the purchase price allocation, fair values of long-lived and intangible assets were determined based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, valuation results from independent valuation specialists. The purchase price was allocated as follows:

Purchase price	$2,981,415
Less: net assets acquired	(571,644)
Less: after-tax cost of post-combination share-based awards	(21,425)

Excess of purchase price over book value of net assets acquired	$2,388,346

Write up of tangible assets:
Property and equipment	$35,334
Merchandise inventories	32,500

Fair market value of favorable leases	61,010

Acquisition-related intangible assets:

J.Crew brand name (indefinite lived)	885,300
Madewell brand name (20 year life)	82,000
Loyalty program and customer lists (5 year life)	27,010
Less: historical intangible assets	(4,351)

Acquisition-related intangibles	989,959

Write down/(up) of liabilities:

Gift card liability revaluation	7,737
Deferred rent and lease incentive revaluation	66,880
Fair market value of unfavorable leases	(40,920)

Deferred income taxes:

Long-term deferred tax asset	(20,171)
Short-term deferred tax liability	(5,678)
Long-term deferred tax liability	(425,220)
Residual goodwill(1)	1,686,915

Total allocated excess purchase price	$2,388,346

(1)	Residual goodwill consists primarily of intangible assets related to the knowhow, design and merchandising of the Company’s brands that do not qualify for separate recognition in accordance with ASC 805.

Pro forma financial information

The following unaudited pro forma results of operations gives effect to the Transactions as if they had occurred on the first day of fiscal 2011 (January 30, 2011). The pro forma results of operations reflects adjustments (i) to record amortization and depreciation resulting from purchase accounting, (ii) to record Sponsor monitoring fees, and (iii) to eliminate non-recurring charges that were incurred in connection with the Transactions, including acquisition-related share-based compensation, transaction costs, transaction-related litigation costs and recoveries and amortization of the step-up in the carrying value of inventories. This unaudited pro forma financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on that date, nor the results of operations in the future.

(Dollars in thousands)	For the Period January 30, 2011 to October 29, 2011
	As reported	Pro forma
Total revenues	$1,324,046	$1,324,046

Net income (loss)	$(18,888)	$46,464

4. Transactions with Sponsors

In connection with the Transactions, the Company entered into a management services agreement with the Sponsors pursuant to which they received on the closing date an aggregate transaction fee of $35 million. In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $6.8 million, in the first nine months of fiscal 2012, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive income (loss).

5. Goodwill and Intangible Assets

The significant components of our intangible assets and goodwill are as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Brand Name	J.Crew Brand Name	Goodwill
Balance at January 28, 2012	$21,780	$48,930	$78,242	$885,300	$1,686,915
Amortization expense	(1,426)	(3,341)	(1,025)	—	—

Balance at April 28, 2012	$20,354	$45,589	$77,217	$885,300	$1,686,915
Amortization expense	(1,426)	(3,494)	(1,025)	—	—

Balance at July 28, 2012	$18,928	$42,095	$76,192	$885,300	$1,686,915
Amortization expense	(1,426)	(4,025)	(1,025)	—	—

Balance at October 27, 2012	$17,502	$38,070	$75,167	$885,300	$1,686,915

Total accumulated amortization at October 27, 2012	$(9,508)	$(22,940)	$(6,833)

6. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

During the first nine months of fiscal 2012, the Parent issued 4,218,000 options to certain members of management, including (i) 1,524,000 options with an exercise price of $1.00 that become exercisable over a period of up to seven years and (ii) 2,694,000 options with an exercise price of $1.00 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The options have terms of up to ten years.

The weighted average grant-date fair value of the time-based awards was $0.47 per share. For the first nine months of fiscal 2012, the Company recorded an expense of $3.2 million for the time-based awards. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until that event occurs.

During the first nine months of fiscal 2012, the Parent issued 40,000 shares of restricted stock to a new member of the board of directors. The shares vest over two years and have a weighted average grant-date fair value of $2.17.

A summary of share-based compensation recorded in the statements of operations and comprehensive income (loss) is as follows:

	For the Period January 29, 2012 to October 27, 2012	For the Period March 8, 2011 to October 29, 2011	For the Period January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Share-based compensation	$3,213	$47,015	$1,080

A summary of shares available for grant as stock options or other share-based awards is as follows:

Shares
Available for grant at January 28, 2012	26,572,908
Granted	(4,258,000)
Forfeited and available for reissuance	1,571,000

Available for grant at October 27, 2012	23,885,908

7. Long-Term Debt and Credit Agreements

Long-term debt consisted of the following:

	October 27, 2012	January 28, 2012
Term Loan	$1,185,000	$1,194,000
Notes	400,000	400,000
ABL Facility	—	—
Less current portion of Term Loan	(15,000)	(15,000)

Long-term debt	$1,570,000	$1,579,000

On October 11, 2012, the Company entered into an amendment to the ABL Facility (the “First Amendment”) that extended the scheduled maturity date to October 11, 2017. The First Amendment reduces the pricing on loans, letters of credit and fees paid on the unutilized commitments. The First Amendment also modifies certain conditions regarding financial and negative covenants. Unamortized deferred financing costs of $5.0 million at the effective date of the First Amendment will be amortized over the new five-year term.

There were no short-term borrowings under the ABL Facility during the first nine months of fiscal 2012. Outstanding standby letters of credit were $9.2 million and excess availability, as defined, was $240.8 million at October 27, 2012. Additionally, the Company has an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit under this facility were $14.3 million and availability was $20.7 million at October 27, 2012.

The significant components of interest expense are as follows:

	For the Thirty-nine Weeks Ended	For the Period
	January 29, 2012 to October 27, 2012	March 8, 2011 to October 29, 2011	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Term Loan	$42,796	$37,488	$—
Notes	24,375	21,458	—
Amortization of deferred financing costs	7,201	6,401	970
Other, net of interest income	488	1,241	196

Interest expense, net	$74,860	$66,588	$1,166

8. Derivative Financial Instruments

Interest Rate Caps

In April 2011, the Company entered into interest rate cap agreements for an aggregate notional amount of $600 million in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness. These cap agreements, effective in March 2012, hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in March 2013. Pursuant to the agreements, the Company has capped LIBOR at 3.5% with respect to the aggregate notional amount of $600 million. In the event LIBOR exceeds 3.5% the Company will pay interest at the capped rate. In the event LIBOR is less than 3.5%, the Company will pay interest at the prevailing LIBOR. In the first nine months of fiscal 2012 the Company paid interest under the Term Loan at the prevailing LIBOR.

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

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). A summary of the recorded amounts included in the condensed consolidated balance sheet is as follows:

	October 27, 2012	January 28, 2012
Interest rate caps (included in other assets)	$—	$6

Interest rate swaps (included in other liabilities)	$33,125	$30,358

Accumulated other comprehensive loss, net of tax (included in stockholders’ equity)	$(20,655)	$(18,963)

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

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $1,608 million and $1,542 million at October 27, 2012 and January 28, 2012 based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of October 27, 2012 or January 28, 2012 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Thirty-nine Weeks Ended	For the Period
	January 29, 2012 to October 27, 2012	March 8, 2011 to October 29, 2011	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Carrying value of long-term assets written down to fair value	$160	$395	$—

Impairment charge	$160	$395	$—

10. Income Taxes

Group files a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state or local tax returns in required jurisdictions. Effective for the tax year ended January 2012, the Company filed as a member of the consolidated group of Parent.

Tax returns for periods ended January 2010 through January 2012 are subject to examination by the Internal Revenue Service. The tax returns for the periods ended January 2011 and March 7, 2011 are currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2008 to 2010. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

The difference between the U.S. statutory income tax rate of 35% and the effective tax rate for the thirty-nine weeks ended October 27, 2012 (Successor) of 37.5% is driven by state and local income taxes, partially offset by a reduction in uncertain tax positions. The difference between the U.S. statutory income tax rate of 35% and the effective tax rate the period March 8, 2011 to October 29, 2011 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor) of 23.8% and 10.0%, respectively, is primarily driven by (i) the tax deductibility of certain Transaction costs and (ii) state and local income taxes, net of federal benefit.

As of October 27, 2012, the Company has $4.8 million in liabilities associated with uncertain tax positions (including interest and penalties of $1.1 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $2.4 million. During the third quarter of fiscal 2012, the Company reduced its liability for uncertain tax positions by $2.2 million due to the expiration of statute of limitations. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

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

13. Subsequent Event

Superstorm Sandy struck the East Coast on October 29, 2012, resulting in (i) personal property damage in three stores, one of which will remain closed indefinitely and (ii) temporary closures of 131 additional stores for periods of one to fourteen days.

Forward-Looking Statements

This report contains “forward-looking statements,” which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information, including statements regarding our estimated impact on revenues as a result of Superstorm Sandy. When used in this report, the words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory and Madewell stores, and (2) Direct, which consists of our websites and catalogs. As of October 27, 2012, we operated 290 retail stores (including eight crewcuts and 43 Madewell stores), 102 factory stores (including four crewcuts factory stores), and three clearance stores, throughout the United States and Canada; compared to 266 retail stores (including 10 crewcuts and 31 Madewell stores), 94 factory stores (including three crewcuts factory stores), and three clearance stores as of October 29, 2011.

On March 7, 2011, the Company was acquired by Chinos Holdings, Inc., a company formed by investment funds affiliated with TPG and LGP (the “Acquistion”). Although the Company continued as the same legal entity after the Acquisition, we have prepared separate discussion and analysis of our consolidated operating results, financial condition and liquidity for: (i) the thirteen and thirty-nine weeks ended October 27, 2012 (Successor), (ii) the period March 8, 2011 to October 29, 2011 (Successor), and (iii) the period January 30, 2011 to March 7, 2011 (Predecessor). Additionally, we have prepared supplemental discussion and analysis of the combined periods last year before and after the Acquisition, on a pro forma basis, which we refer to as “pro forma first nine months of fiscal 2011.” The pro forma results give effect to the Acquisition as if it occurred on the first day of the fiscal year. We compare the first nine months of fiscal 2012 to the pro forma first nine months of fiscal 2011.

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

The following is a summary of our revenues for the third quarter of fiscal 2012 compared to third quarter of fiscal 2011:

(Dollars in millions)	Thirteen Weeks Ended October 27, 2012	Thirteen Weeks Ended October 29, 2011
Stores	$391.7	$334.5
Direct	156.8	138.5

Net sales	548.5	473.0
Other, primarily shipping and handling fees	7.3	6.6

Total revenues	$555.8	$479.6

Highlights of third quarter of fiscal 2012 versus third quarter of fiscal 2011:

•	Revenues increased 15.9% to $555.8 million.

•	Comparable company sales increased 10.4%.

•	Direct net sales increased 13.2% to $156.8 million.

•	Income from operations increased $16.6 million to $74.5 million.

•	We opened seven J.Crew retail stores, five J.Crew factory stores, and four Madewell stores.

•	We launched a new website dedicated to our J.Crew factory direct business.

The following is a summary of our revenues for the first nine months of fiscal 2012 compared to first nine months of fiscal 2011:

(Dollars in millions)	Thirty-nine Weeks Ended October 27, 2012	Thirty-nine Weeks Ended October 29, 2011
Stores	$1,129.8	$926.7
Direct	434.1	374.8

Net sales	1,563.9	1,301.5
Other, primarily shipping and handling fees	20.9	22.5

Total revenues	$1,584.8	$1,324.0

Highlights of first nine months of fiscal 2012 versus pro forma first nine months of fiscal 2011:

•	Revenues increased 19.7% to $1,584.8 million.

•	Comparable company sales increased 13.2%.

•	Direct net sales increased 15.8% to $434.1 million.

•	Income from operations increased $166.0 million to $212.2 million.

•	We opened 14 J.Crew retail stores, six J.Crew factory stores, and 12 Madewell stores. We closed one crewcuts store and one Madewell store.

•	We launched a new website dedicated to our J.Crew factory direct business.

Subsequent Event

Superstorm Sandy struck the East Coast on October 29, 2012, resulting in (i) personal property damage in three of our stores, one of which will remain closed indefinitely and (ii) temporary closures of 131 additional stores for periods of one to fourteen days. We believe the impact on revenues will not be material to the results of the fourth quarter.

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

Results of Operations – Third Quarter of Fiscal 2012 compared to Third Quarter of Fiscal 2011

	Thirteen Weeks Ended October 27, 2012		Thirteen Weeks Ended October 29, 2011		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$555.8	100.0%	$479.6	100.0%	$76.2	15.9%
Gross profit	263.1	47.3	201.8	42.1	61.3	30.4
Selling, general and administrative expenses	188.6	33.9	143.9	30.0	44.7	31.1
Income from operations	74.5	13.4	57.9	12.1	16.6	28.7
Interest expense, net	24.1	4.3	25.3	5.3	(1.2)	(5.0)
Provision for income taxes	17.2	3.1	10.9	2.3	6.3	57.5
Net income	$33.2	6.0%	$21.6	4.5%	$11.6	53.6%

Revenues

Revenues increased $76.2 million, or 15.9%, to $555.8 million in the third quarter of fiscal 2012 from $479.6 million in the third quarter last year, driven primarily by an increase in sales of women’s apparel, specifically sweaters, knits, and pants. Comparable company sales increased 10.4% in the third quarter of fiscal 2012. Comparable company sales increased 5.4% in the third quarter of fiscal 2011.

Stores sales increased $57.2 million, or 17.1%, to $391.7 million in the third quarter of fiscal 2012 from $334.5 million in the third quarter last year. Stores sales increased 10.3% in the third quarter of fiscal 2011. Sales from stores that have been open for less than twelve months were $43.1 million in the third quarter of fiscal 2012.

Direct sales increased $18.2 million, or 13.2%, to $156.8 million in the third quarter of fiscal 2012 from $138.5 million in the third quarter last year. Direct sales increased $20.6 million, or 17.5%, in the third quarter of fiscal 2011.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended October 27, 2012	Thirteen Weeks Ended October 29, 2011
Apparel:
Women’s	58%	60%
Men’s	22	21
Children’s	7	7
Accessories	13	12

	100%	100%

Other revenues increased $0.8 million to $7.3 million in the third quarter of fiscal 2012 from $6.6 million in the third quarter last year.

Gross Profit

Gross profit increased $61.3 million to $263.1 million in the third quarter of fiscal 2012 from $201.8 million in the third quarter last year. This increase resulted from the following factors:

	Increase/(decrease)
(Dollars in millions)	Before Purchase Accounting Impact	Last Year Purchase Accounting Impact(1)	As Reported
Increase in revenues	$41.3	$—	$41.3
Increase in merchandise margin	17.3	5.8	23.1
Increase in buying and occupancy costs	(3.1)	—	(3.1)

Increase in gross profit	$55.5	$5.8	$61.3

(1)	Reflects non-cash charges related to step-up in carrying value of acquired inventories.

Gross margin increased to 47.3% in the third quarter of fiscal 2012 from 42.1% in the third quarter last year. The increase in gross margin was driven by: (i) a 300 basis point expansion in merchandise margin due to decreased markdowns, (ii) a 110 basis point increase from the purchase accounting adjustment described in the table above, and (iii) a 110 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $44.7 million to $188.6 million in the third quarter of fiscal 2012 from $143.9 million in the third quarter last year. This increase primarily resulted from the following:

	Increase/(decrease)
(Dollars in millions)	Before Transaction Impact	Last Year Transaction Impact	As Reported
Increase in operating expenses, primarily stores and payroll	$19.8	$—	$19.8
Increase in share-based and incentive compensation	8.3	—	8.3
Increase in advertising and catalog costs	5.2	—	5.2
Increase in depreciation	2.5	—	2.5
Prior year transaction-related litigation recoveries	—	3.6	3.6
Other, net	5.3	—	5.3

Increase in selling, general and administrative expenses	$41.1	$3.6	$44.7

As a percentage of revenues, selling, general and administrative expenses increased to 33.9% in the third quarter of fiscal 2012 from 30.0% in the third quarter last year. As a percentage of revenues, selling, general and administrative expenses, without the impact of Transaction-related litigation recoveries, increased to 33.9% in the third quarter of fiscal 2012 from 30.8% in the third quarter last year.

Interest Expense, Net

Interest expense, net of interest income, decreased $1.2 million to $24.1 million in the third quarter of fiscal 2012 from $25.3 million in the third quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	Third Quarter Fiscal 2012	Third Quarter Fiscal 2011
Term Loan	$14.2	$14.3
Notes	8.1	8.1
Amortization of deferred financing costs	2.4	2.4
Other, net of interest income	(0.6)	0.5

Interest expense, net	$24.1	$25.3

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2012 was 34.2%. The difference between the statutory rate of 35% and the effective rate was driven primarily by state and local income taxes, offset by a reduction in uncertain tax positions due to the expiration of statute of limitations.

Net Income

Net income increased $11.6 million to $33.2 million in the third quarter of fiscal 2012 compared to $21.6 million in the third quarter last year. This increase was due to: (i) an increase in gross profit of $61.3 million and (ii) a decrease in interest expense of $1.2 million, offset by (iii) an increase in selling, general and administrative expenses of $44.7 million and (iv) an increase in the provision for income taxes of $6.3 million.

Results of Operations – First Nine Months of Fiscal 2012 (Successor)

	Thirty-nine Weeks Ended October 27, 2012
(Dollars in millions)	Amount	Percent of Revenues
Revenues	$1,584.8	100.0%
Gross profit	739.6	46.7
Selling, general and administrative expenses	527.4	33.3
Income from operations	212.2	13.4
Interest expense, net	74.9	4.7
Provision for income taxes	51.5	3.2
Net income	$85.9	5.4%

Revenues

Revenues were $1,584.8 million for the first nine months of fiscal 2012. Revenues consisted of (i) Stores sales of $1,129.8 million, or 71.3% of revenues, (ii) Direct sales of $434.1 million, or 27.4% of revenues, and (iii) other revenues (primarily shipping and handling fees) of $20.9 million, or 1.3% of revenues. Revenues reflect higher than planned Stores sales.

Gross Profit

Gross profit was $739.6 million, or 46.7% of revenues, for the first nine months of fiscal 2012. Gross profit was impacted by lower than planned markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $527.4 million, or 33.3% of revenues, for the first nine months of fiscal 2012.

Interest Expense, Net

Interest expense, net of interest income, was $74.9 million for the first nine months of fiscal 2012. Interest expense reflects debt service on borrowings resulting from the Acquisition.

Provision for Income Taxes

The effective tax rate of 37.5% for the first nine months of fiscal 2012 reflects our expected annual effective tax rate. The difference between the statutory rate of 35% and the effective rate was driven primarily by state and local income taxes, net of federal benefit.

Net Income

Net income was $85.9 million for the first nine months of fiscal 2012 driven primarily by gross profit of $739.6 million offset by selling, general and administrative expenses of $527.4 million, interest expense of $74.9 million, and income tax expense of $51.5 million.

Results of Operations – For the Period March 8, 2011 to October 29, 2011 (Successor)

	For the Period March 8, 2011 to October 29, 2011
(Dollars in millions)	Amount	Percent of Revenues
Revenues	$1,190.8	100.0%
Gross profit	478.7	40.2
Selling, general and administrative expenses	415.7	34.9
Income from operations	63.0	5.3
Interest expense, net	66.6	5.6
Benefit for income taxes	(0.9)	(0.1)
Net loss	$(2.7)	(0.2)%

Revenues

Revenues were $1,190.8 million for the period March 8, 2011 to October 29, 2011. Revenues consisted of (i) Stores sales of $840.2 million, or 70.6% of revenues, (ii) Direct sales of $331.2 million, or 27.8% of revenues, and (iii) other revenues (primarily shipping and handling fees) of $19.4 million, or 1.6% of revenues. Revenues reflect lower than planned Stores sales.

Gross Profit

Gross profit was $478.7 million, or 40.2% of revenues, for the period March 8, 2011 to October 29, 2011. Gross profit was impacted by higher than planned markdowns, and includes the impact of purchase accounting of $33.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $415.7 million, or 34.9% of revenues, for the period March 8, 2011 to October 29, 2011, and include the impact of purchase accounting and transaction costs of $67.2 million.

Interest Expense, Net

Interest expense, net of interest income, was $66.6 million for the period March 8, 2011 to October 29, 2011. Interest expense reflects debt service on borrowings resulting from the Acquisition.

Provision for Income Taxes

The effective tax rate was 23.8% for the period March 8, 2011 to October 29, 2011. The difference between the statutory rate of 35% and the effective rate was driven primarily by non-deductible transaction costs and state and local income taxes, net of federal benefit.

Net Loss

Net loss was $2.7 million for the period March 8, 2011 to October 29, 2011 driven primarily by selling, general and administrative expenses of $415.7 million (including the impact of purchase accounting and transaction costs of $67.2 million) and interest expense of $66.6 million, offset by gross profit of $478.7 million.

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

Supplemental MD&A – Results of Operations – First Nine Months Fiscal 2012 compared to Pro forma First Nine Months Fiscal 2011

(Dollars in millions)	For the Period March 8, 2011 to October 29, 2011	For the Period January 30, 2011 to March 7, 2011	Adjustments		Pro forma First Nine Months Fiscal 2011
	(Successor)	(Predecessor)
Revenues	$1,190.8	$133.2	$—		$1,324.0
Gross profit	478.7	63.0	29.3	(a)	571.0
Selling, general and administrative expenses	415.7	79.7	(77.0	)(a)	418.4
Income (loss) from operations	63.0	(16.8)	106.3		152.6
Interest expense, net	66.6	1.2	8.6	(b)	76.4
Provision (benefit) for income taxes	(0.9)	(1.8)	32.4	(c)	29.7
Net income (loss)	$(2.7)	$(16.1)	$65.3		$46.5

Notes:

(a) To give effect to the following adjustments:

(Dollars in millions)	Adjustments
Amortization expense(1)	$0.8
Depreciation expense(2)	0.9
Sponsor monitoring fees(3)	0.7
Amortization of lease commitments, net(4)	1.9
Elimination of non-recurring charges(5)	(110.6)

Total pro forma adjustment	$(106.3)

Pro forma adjustment:
Recorded in cost of goods sold	$(29.3)
Recorded in selling, general and administrative expenses	(77.0)

Total	$(106.3)

(1)	To record five weeks of additional amortization expense of intangible assets for our Madewell brand name, loyalty program and customer lists amortized on a straight-line basis over their respective useful lives.
(2)	To record five weeks of additional depreciation expense of the step-up of property and equipment allocated on a straight-line basis over a weighted average remaining useful life of 8.2 years.
(3)	To record five weeks of additional expense (calculated as the greater of 40 basis points of consolidated annual revenues or $8 million) to be paid to the Sponsors in accordance with a management services agreement.
(4)	To record five weeks of additional amortization expense of favorable and unfavorable lease commitments amortized on a straight-line basis over the remaining lease life, offset by the elimination of the amortization of historical deferred rent credits.
(5)	To eliminate non-recurring charges that were incurred in connection with the Transactions, including acquisition-related share based compensation, transaction costs, transaction-related litigation costs and recoveries, and amortization of the step-up in the carrying value of inventory.

(b)	To give effect to the following adjustments:

(Dollars in millions)	Adjustments
Pro forma cash interest expense(1)	$69.2
Pro forma amortization of deferred financing costs(1)	7.2
Less historical interest expense, net	(67.8)

Total pro forma adjustment to interest expense, net	$8.6

(1)	To record thirty-nine weeks of interest expense associated with borrowings under the Term Loan Facility and the Notes, and the amortization of deferred financing costs. Pro forma cash interest expense reflects a weighted-average interest rate of 5.6%. If LIBOR increases above 1.25%, a 0.125% increase would increase annual interest expense under the Term Loan Facility by $1.5 million.
(c)	To reflect our expected annual effective tax rate of approximately 39%.

	First Nine Months Fiscal 2012		Pro Forma First Nine Months Fiscal 2011		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,584.8	100.0%	$1,324.0	100.0%	$260.8	19.7%
Gross profit	739.6	46.7	571.0	43.1	168.6	29.5
Selling, general and administrative expenses	527.4	33.3	418.4	31.6	109.0	26.0
Income from operations	212.2	13.4	152.6	11.5	59.6	39.1
Interest expense, net	74.9	4.7	76.4	5.8	(1.5)	(2.0)
Provision for income taxes	51.5	3.2	29.7	2.2	21.8	73.4
Net income	$85.9	5.4%	$46.5	3.5%	$39.4	84.8%

Revenues

Revenues increased $260.8 million, or 19.7%, to $1,584.8 million in the first nine months of fiscal 2012 from $1,324.0 million in the pro forma first nine months last year, driven primarily by an increase in sales of women’s apparel, specifically sweaters, knits, and pants. Comparable company sales increased 13.2% in the first nine months of fiscal 2012. Comparable company sales increased 2.0% in the first nine months of fiscal 2011.

Stores sales increased $203.1 million, or 21.9%, to $1,129.8 million in the first nine months of fiscal 2012 from $926.7 million in the pro forma first nine months last year. Stores sales increased $38.5 million, or 4.3%, in the first nine months of fiscal 2011. Sales from stores that have been open for less than twelve months were $121.7 million in the first nine months of fiscal 2012.

Direct sales increased $59.3 million, or 15.8%, to $434.1 million in the first nine months of fiscal 2012 from $374.8 million in the pro forma first nine months last year. Direct sales increased $40.0 million, or 12.0%, in the first nine months of fiscal 2011.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	First Nine Months Fiscal 2012	Pro Forma First Nine Months Fiscal 2011
Apparel:
Women’s	59%	61%
Men’s	22	22
Children’s	6	6
Accessories	13	11

	100%	100%

Other revenues, which consist primarily of shipping and handling fees, decreased $1.6 million, or 7.1%, to $20.9 million in the first nine months of fiscal 2012 from $22.5 million in the pro forma first nine months last year. This decrease resulted primarily from shipping and handling promotions, partially offset by the impact of shipping and handling income from increased Direct sales.

Gross Profit

Gross profit increased $168.6 million to $739.6 million in the first nine months of fiscal 2012 from $571.0 million in the pro forma first nine months last year. This increase resulted from the following factors:

(Dollars in millions)	Increase (decrease)
Increase in revenues	$145.7
Increase in merchandise margin	36.6
Increase in buying and occupancy costs	(13.7)

Increase in gross profit	$168.6

Gross margin increased to 46.7% in the first nine months of fiscal 2012 from 43.1% in the pro forma first nine months last year. The increase in gross margin was driven by: (i) a 230 basis point expansion in merchandise margin due to decreased markdowns and (ii) a 130 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $109.0 million, or 26.0%, to $527.4 million in the first nine months of fiscal 2012 from $418.4 million in the pro forma first nine months last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase
Increase in operating expenses, primarily stores and payroll	$53.0
Increase in share-based and incentive compensation	25.0
Increase in advertising and catalog costs	15.1
Increase in depreciation	5.7
Other, net	10.2

Increase in selling, general and administrative expenses	$109.0

As a percentage of revenues, selling, general and administrative expenses increased to 33.3% in the first nine months of fiscal 2012 from 31.6% in the pro forma first nine months last year.

Interest Expense, Net

Interest expense, net of interest income, decreased $1.5 million to $74.9 million in the first nine months of fiscal 2012 from $76.4 million in the pro forma first nine months last year. A summary of interest expense is as follows.

(Dollars in millions)	First Nine Months Fiscal 2012	Pro Forma First Nine Months Fiscal 2011
Term Loan	$42.8	$43.1
Notes	24.4	24.4
Amortization of deferred financing costs	7.2	7.2
Other, net of interest income	0.5	1.7

Interest expense, net	$74.9	$76.4

Income Taxes

The effective tax rate for the first nine months of fiscal 2012 was 37.5%. The difference between the statutory rate of 35% and the effective rate was driven primarily by state and local income taxes, partially offset by a reduction in uncertain tax positions due to the expiration of statute of limitations.

Net Income

Net income increased $39.4 million to $85.9 million in the first nine months of fiscal 2012 compared to $46.5 million in the pro forma first nine months last year. This increase was due to: (i) an increase in gross profit of $168.6 million and (ii) a decrease in interest expense of $1.5 million, offset by (iii) an increase in selling, general and administrative expenses of $109.0 million and (iv) an increase in the provision for income taxes of $21.8 million.

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

Operating Activities

(Dollars in millions)	For the Thirty-nine Weeks ended October 27, 2012	For the Period March 8, 2011 to October 29, 2011	For the Period January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Net income (loss)	$85.9	$(2.7)	$(16.1)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	52.4	41.8	3.9
Share-based compensation	3.2	47.0	1.1
Non-cash charge related to step-up in carrying value of inventory	—	30.8	—
Amortization of favorable lease commitments	10.9	8.7	—
Amortization of intangible assets	7.3	6.5	—
Amortization of deferred financing costs	7.2	6.4	1.0
Excess tax benefit from share-based awards	—	—	(74.5)
Changes in operating assets and liabilities	(73.3)	(1.5)	(16.5)

Net cash provided by (used in) operating activities	$93.6	$137.0	$(101.1)

Cash provided by operating activities of $93.6 million in the first nine months of fiscal 2012 (Successor) was driven by: (i) net income of $85.9 million, (ii) non-cash expenses of $81.0 million, offset by (iii) changes in operating assets and liabilities of $73.3 million due to seasonal working capital fluctuations and an increase in accrued incentive compensation.

Cash provided by operating activities of $137.0 million in the period March 8, 2011 to October 29, 2011 (Successor) was driven by: (i) non-cash expenses of $141.2 million offset by (ii) changes in operating assets and liabilities of $1.5 million and (iii) net loss of $2.7 million.

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

Investing Activities

	For the Thirty-nine Weeks ended October 27, 2012	For the Period March 8, 2011 to October 29, 2011	For the Period January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Capital expenditures:
New stores	$43.1	$25.5	$0.6
Information technology	29.0	10.6	1.1
Other(1)	37.5	33.3	0.9

Net cash used in investing activities	$109.6	$69.4	$2.6

(1)	Includes capital expenditures for warehouse and corporate office expansion, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $135 million for fiscal year 2012, including $55 million for new stores, $40 million for information technology enhancements, $25 million for warehouse and corporate office expansion, and the remainder for store renovations and general corporate purposes.

Financing Activities

	For the Thirty-nine Weeks ended October 27, 2012	For the Period March 8, 2011 to October 29, 2011	For the Period January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Proceeds from debt	$—	$1,600.0	$—
Proceeds from equity contributions	—	1,173.7	—
Excess tax benefit from share-based awards	—	—	74.5
Payment of debt issuance costs	—	(67.5)	—
Proceeds from share-based compensation plans	—	—	1.1
Repayment of debt	(9.0)	(3.0)	—
Costs incurred in refinancing debt	(0.7)	—	—
Contribution to Parent	(0.5)	—	—

Net cash provided by (used in) financing activities	$(10.2)	$2,703.2	$75.6

Cash used in financing activities was $10.2 million in the first nine months of fiscal 2012 resulting primarily from quarterly principal repayments of debt under the Term Loan.

Cash provided by financing activities was $2,703.2 million from March 8, 2011 to October 29, 2011 resulting from the proceeds from debt and equity contributions in connection with the Acquisition, offset primarily by the payment of debt issuance costs.

Cash provided by financing activities was $75.6 million from January 30, 2011 to March 7, 2011 resulting primarily from the tax benefits from share-based compensation plans.

ABL Facility

On October 11, 2012, the Company entered into an amendment to the ABL Facility (the “First Amendment”), with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that modifies the $250 million senior-secured financing (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The borrowing base will equal the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus, 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for borrowings on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. The Company did not incur loans under the ABL Facility at the closing of the Acquisition through October 27, 2012. Any amounts outstanding under the ABL Facility are due and payable in full on the fifth anniversary of the First Amendment.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at Group’s option, any of the following, plus, in each case, an applicable margin: (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; (b) in the case of borrowings in U.S. dollars or in Euros, a LIBOR determined by reference to the costs of funds for deposits in the relevant currency for the interest period relevant to such borrowing adjusted for certain additional costs; (c) in the case of borrowings in Canadian dollars, the average offered rate for Canadian dollar bankers’ acceptances having an identical term of the applicable borrowing; and (d) in the case of borrowings in Canadian dollars, a fluctuating rate determined by reference to the higher of (1) the average offered rate for 30 day Canadian dollar bankers’ acceptances plus 0.50% and (2) the prime rate of Bank of America, N.A. for loans in Canadian dollars. The applicable margin for borrowings under the ABL Facility varies based on Group’s average historical excess availability from 0.50% to 1.00% with respect to base rate borrowings and borrowings in Canadian dollars bearing interest at the rate described in the immediately preceding clause (d), and from 1.50% to 2.00% with respect to LIBOR borrowings and borrowings in Canadian dollars bearing interest at the rate described in the immediately preceding clause (c).

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

The ABL Facility includes restrictions on Group’s ability and the ability of certain of its subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends (including to the Parent) on, or redeem or repurchase, capital stock, make certain acquisitions or investments, materially change its business, incur or permit to exist certain liens, enter into transactions with affiliates or sell its assets to, or merge or consolidate with or into, another company. In addition, from the time when excess availability under the ABL Facility is less than the greater of (a) 10.0% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $20 million, until the time when Group has excess availability under the ABL Facility equal to or greater than the greater of (a) 10.0% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $20 million for 30 consecutive days, the credit agreement governing the ABL Facility requires Group to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) tested as of the last day of each fiscal quarter that shall not be less than 1.0.

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

There were no short-term borrowings during the first nine months of fiscal 2012. Outstanding standby letters of credit were $9.2 million and excess availability, as defined, was $240.8 million at October 27, 2012.

Demand Letter of Credit Facility

The Company has an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit were $14.3 million and availability was $20.7 million at October 27, 2012.

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures, (ii) debt service requirements, including quarterly principal payments and repayments based on annual excess cash flows as defined, and (iii) working capital needs. Management anticipates that capital expenditures will be approximately $135 million for fiscal 2012, including approximately $55 million for new stores, approximately $40 million for information technology enhancements, approximately $25 million for warehouse and corporate office expansion, and the remainder for store renovations and general corporate purposes. Management believes that our current balances of cash and cash equivalents, cash flow from operations and availability under the ABL Facility will be adequate to finance debt service requirements, planned capital expenditures and working capital needs for the next twelve months. Our ability to make planned capital expenditures, to fund our debt service requirements and to remain in compliance with the financial covenants, and to fund our operations depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and trade programs. As of October 27, 2012, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$9.2	$9.2	$—	$—	$—
Documentary	14.3	14.3	—	—	—

	$23.5	$23.5	$—	$—	$—

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

Borrowings under the Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed would remain the same, and our net income and cash flow, including cash available for servicing our indebtedness, will correspondingly decrease. If LIBOR increases above 1.25%, a 0.125% increase in the floating rate applicable to the $1,185 million outstanding under the Term Loan Facility would result in a $1.5 million increase in our annual interest expense. Assuming all revolving loans are drawn under the $250 million ABL Facility, a 0.125% change in the floating rate would result in a $0.3 million change in our annual interest expense. We have entered into interest rate swaps and caps in order to hedge the volatility of cash flows related to a portion of the Company’s floating rate indebtedness (see note 8 to the unaudited condensed consolidated financial statements). These hedges may not fully mitigate our interest rate risk, or may not be effective.

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

ITEM 6.	EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	First Amendment to Credit Agreement, dated as of October 11, 2012, by and among J. Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 15, 2012.

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at October 27, 2012 and January 28, 2012, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended October 27, 2012 and October 29, 2011, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended October 27, 2012 and for the periods March 8, 2011 to October 29, 2011 and January 30, 2011 to March 7, 2011, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirty-nine weeks ended October 27, 2012 and for the period March 8, 2011 to January 28, 2012, (v) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 27, 2012 and for the periods March 8, 2011 to October 29, 2011 and January 30, 2011 to March 7, 2011, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC.
(Registrant)

Date: November 28, 2012	By:	/s/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: November 28, 2012	By:	/s/ STUART C. HASELDEN
Stuart C. Haselden
Chief Financial Officer

EXHIBIT INDEX

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	First Amendment to Credit Agreement, dated as of October 11, 2012, by and among J. Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 15, 2012.

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at October 27, 2012 and January 28, 2012, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended October 27, 2012 and October 29, 2011, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended October 27, 2012 and for the periods March 8, 2011 to October 29, 2011 and January 30, 2011 to March 7, 2011, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirty-nine weeks ended October 27, 2012 and for the period March 8, 2011 to January 28, 2012, (v) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 27, 2012 and for the periods March 8, 2011 to October 29, 2011 and January 30, 2011 to March 7, 2011, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.