Form 10-K
period 2013-02-02
J CREW GROUP INC
filed 2013-03-20
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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

☒  Yes     ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐  Yes     ☒  No

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

☐  Yes     ☒  No

As of July 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

There were 1,000 shares of the Company’s $0.01 par value common stock outstanding on March 15, 2013.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report contains “forward-looking statements,” which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly under the sub-heading “Outlook.” When used in this report, the words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness and lease obligations, the strength of the global economy, declines in consumer spending or changes in seasonal consumer spending patterns, competitive market conditions, our ability to anticipate and timely respond to changes in trends and consumer preferences, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, product offerings, sales channels and businesses, material disruption to our information systems, our ability to implement our real estate strategy, our ability to attract and retain key personnel, interruptions in our foreign sourcing operations, and other factors which are set forth under the heading “Risk Factors.” There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

“J.Crew,” the “Company,” “we,” “us” and “our” refer to J.Crew Group, Inc. (“Group”) and its wholly owned subsidiaries, including J.Crew Operating Corp. (“Operating”). “Parent” refers to Group’s ultimate parent, Chinos Holdings, Inc.

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

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory and Madewell stores, and (2) Direct, which consists of our websites and catalogs. As of February 2, 2013, we operated 295 retail stores (including eight crewcuts and 48 Madewell stores), 106 factory stores (including four crewcuts factory stores), and three clearance stores, throughout the United States and Canada; compared to 266 retail stores (including 10 crewcuts and 32 Madewell stores), 96 factory stores (including four crewcuts factory stores) and three clearance stores as of January 28, 2012.

Our fiscal year ends on the Saturday closest to January 31, typically resulting in a 52-week year, but occasionally includes an additional week, resulting in a 53-week year. All references to fiscal 2012 reflect the results of the 53-week period ended February 2, 2013; all references to fiscal 2011 reflect the results of the 52-week period ended January 28, 2012; and all references to fiscal 2010 reflect the results of the 52-week period ended January 29, 2011. In addition, all references to fiscal 2013 reflect the 52-week period ending February 1, 2014.

We were incorporated in the State of New York in 1988 and reincorporated in the State of Delaware in October 2005. Our principal executive offices are located at 770 Broadway, New York, NY 10003, and our telephone number is (212) 209-2500.

On March 7, 2011, J.Crew Group, Inc. was acquired by affiliates of TPG Capital, L.P. (together with such affiliates, “TPG”) and Leonard Green & Partners, L.P. (“LGP” and together with TPG, the “Sponsors”) in a transaction, referred to as the “Acquisition,” valued at approximately $3.1 billion, including the incurrence of $1.6 billion of debt and approximately $152 million of transaction costs. As a result of the Acquisition, our stock is no longer publicly traded. Currently, the issued and outstanding shares of J.Crew Group, Inc. are indirectly owned by affiliates of the Sponsors, certain co-investors and members of management.

To consummate the Acquisition, we entered into new debt financing consisting of (i) $1,450 million of senior secured credit facilities (the “Senior Credit Facilities”) consisting of (a) a $250 million, 5-year asset-based revolving credit facility (the “ABL Facility”), which was undrawn at closing, but utilized in February and March of 2013 with $8 million in loans outstanding as of the filing date of this report, and (b) a $1,200 million, 7-year term loan credit facility (the “Term Loan Facility”) and (ii) $400 million of 8.125% senior notes due 2019 (the “Notes”). We refer to the Acquisition and the related transactions, including the issuance and sale of the Notes and the borrowings under our Senior Credit Facilities, as the “Transactions.”

Although the Company continued as the same legal entity after the Acquisition, in fiscal 2011, we determined our consolidated operating results for: (i) the period succeeding the Acquisition from March 8, 2011 to January 28, 2012 (“Successor”) and (ii) the period preceding the Acquisition from January 30, 2011 to

March 7, 2011 (“Predecessor”). Where meaningful, we have presented disclosures with respect to the combination of the Successor and Predecessor periods, on a pro forma basis, which we refer to as “pro forma fiscal 2011.” The pro forma results of operations for fiscal 2011 give effect to the Acquisition as if it occurred on the first day of the fiscal year.

Brands and Merchandise

We project our brand image through consistent creative messaging in our store environments, websites and catalogs and with our superior customer service. We maintain our brand image by exercising substantial control over the design, production, presentation and pricing of our merchandise and by selling our products ourselves. Senior management is extensively involved in all phases of our business including product design and sourcing, assortment planning, store selection and design, website experience and the selection of photography for each catalog.

J.Crew. Introduced in 1983, J.Crew offers a complete assortment of women’s and men’s apparel and accessories, including outerwear, loungewear, wedding attire, swimwear, shoes, bags, belts, hair accessories and jewelry. J.Crew offers products ranging from casual t-shirts and broken-in chinos to Italian cashmere and leather items and limited edition “collection” items, such as hand-beaded skirts, double-faced cashmere jackets, and Italian cashmere and footwear. We also offer a curated selection of partnerships with other brands which represent quality, craftsmanship and style. J.Crew products are sold through our J.Crew retail and factory stores and our J.Crew website. Our J.Crew catalog provides a branding vehicle that supports all channels of distribution.

crewcuts. Introduced in 2006, crewcuts reflects the same high standard of quality, style and design that we offer under the J.Crew brand. Crewcuts offers a product assortment of apparel and accessories for the children’s market from infant to children size 14. Crewcuts products are sold through crewcuts stand-alone retail and factory stores, shop-in-shops in our J.Crew retail and factory stores and our J.Crew website.

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

Channels

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory, and Madewell stores, and (2) Direct, which consists of our websites and catalogs. The following is a summary of our revenues by channel:

(in millions, except percentages)	Fiscal 2012(b)		Pro forma Fiscal 2011		Fiscal 2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Stores	$1,546.6	69.4%	$1,280.7	69.0%	$1,192.9	69.2%
Direct	651.5	29.3	545.7	29.4	490.6	28.5
Other(a)	29.6	1.3	28.6	1.6	38.7	2.3

Total	$2,227.7	100.0%	$1,855.0	100.0%	$1,722.2	100.0%

(a)	Consists primarily of shipping and handling fees.
(b)	Consists of 53 weeks.

Stores

J.Crew Retail. Our J.Crew retail stores are located in upscale regional malls, lifestyle centers and street locations. Our retail stores are designed and fixtured with the goal of creating a distinctive, sophisticated and inviting atmosphere, with displays and information about product quality. We believe situating our stores in desirable locations is critical to the success of our business, and we determine store locations, as well as individual store sizes, based on several factors, including geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other high-end specialty retail stores. As of February 2, 2013, we operated 247 J.Crew retail stores (including eight crewcuts stores) throughout the United States and Canada.

Our J.Crew retail stores averaged approximately 6,400 total square feet as of February 2, 2013, but are “sized to the market,” which means that we adjust the size of a particular retail store based on the projected revenues from that particular store. For example, at the end of fiscal 2012, our largest retail store, located in New York, was approximately 21,000 square feet, and our smallest retail store, a crewcuts store located in Connecticut, was approximately 900 square feet.

J.Crew Factory. Our J.Crew factory stores are located primarily in large outlet malls and are designed with simple, volume driving visuals to maximize the sale of key items. We design and develop a specific line of merchandise for our J.Crew factory stores based on products sold in previous seasons in our J.Crew retail stores and through our Direct channel. As of February 2, 2013, we operated 106 J.Crew factory stores (including four crewcuts factory stores) throughout the United States and Canada.

Our J.Crew factory stores averaged approximately 5,500 total square feet as of February 2, 2013, and are also “sized to the market.” For example, at the end of fiscal 2012, our largest factory store, located in New York, was approximately 10,300 square feet, and our smallest factory store, a factory crewcuts store located in Florida, was approximately 1,500 square feet.

Madewell. Similar to J.Crew retail stores, our Madewell stores are located in upscale trade areas that include malls, lifestyle centers and street locations. Our Madewell store environments are carefully designed with the goal of capturing the look and feel of a downtown boutique, while still reflecting the quality and sophistication of our J.Crew stores. As of February 2, 2013, we operated 48 Madewell stores throughout the United States.

Our Madewell stores averaged approximately 3,700 total square feet as of February 2, 2013. At the end of fiscal 2012, our largest Madewell store, located in Washington, D.C., was approximately 9,600 square feet, and our smallest Madewell store, located in Washington, was approximately 2,600 square feet.

The following table details the number of stores that we operated for the past three fiscal years:

	Retail stores				Factory stores
	J.Crew	crewcuts	Madewell	Total	J.Crew	crewcuts	Total	Total(a)
Fiscal 2010:
Beginning of year	217	9	17	243	77	1	78	321
New	5	—	3	8	6	1	7	15
Closed	(3)	—	—	(3)	—	—	—	(3)

End of year	219	9	20	248	83	2	85	333

Fiscal 2011:
Beginning of year	219	9	20	248	83	2	85	333
New	8	1	13	22	9	2	11	33
Closed	(3)	—	(1)	(4)	—	—	—	(4)

End of year	224	10	32	266	92	4	96	362

Fiscal 2012:
Beginning of year	224	10	32	266	92	4	96	362
New	19	—	17	36	10	—	10	46
Closed	(4)	(2)	(1)	(7)	—	—	—	(7)

End of year	239	8	48	295	102	4	106	401

(a)	Excludes three clearance stores.

Direct

Our Direct channel serves customers through websites for the J.Crew, crewcuts and Madewell brands. Our websites allow customers to purchase our merchandise over the Internet and include jcrew.com, madewell.com and jcrewfactory.com. In fiscal 2011 we entered into an arrangement with a third party which gives us the ability to accept and fulfill orders from residents of certain countries outside of the United States and Canada. We also use the Direct channel to sell exclusive styles not available in stores, introduce and test new product offerings, offer extended sizes and colors on various products, and drive targeted marketing campaigns. Our catalogs serve as an important branding vehicle to communicate to our customers across all channels. In fiscal 2012, we circulated approximately 4.2 billion catalog pages.

Financial Information about Segments

We have determined our operating segments on the same basis that we use to internally evaluate performance and allocate resources. Our operating segments are Stores and Direct, which have been aggregated into one reportable financial segment. We aggregate our operating segments because they have similar class of consumer, economic characteristics, nature of products, nature of production and distribution methods.

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

We offer a private-label credit card through an agreement with Comenity Bank, under which Comenity Bank owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. In fiscal 2012, sales on J.Crew credit cards made up approximately 16% of our total net sales. We believe that our credit card program encourages frequent store and website visits and catalog sales and promotes multiple-item purchases, thereby cultivating customer loyalty to the J.Crew brand and increasing sales. We also maintain a loyalty program by offering rewards for customer spending on J.Crew credit cards.

Sourcing

We source our merchandise in two ways: (i) through the use of buying agents, and (ii) by purchasing merchandise directly from trading companies and manufacturers. We have no long-term merchandise supply contracts, and we typically transact business on an order-by-order basis. In fiscal 2012, we worked with 10 buying agents, who supported our relationships with vendors that supplied approximately 62% of our merchandise, with one of these buying agents supporting our relationships with vendors that supplied approximately 47% of our merchandise. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with the vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in the factories, inspecting finished merchandise and carrying out other administrative communications on our behalf. In fiscal 2012, we worked with a number of trading companies, and purchased approximately 23% of our merchandise from two of these companies. Trading companies control factories which manufacture merchandise and also handle certain other shipping and customs matters related to importing the merchandise into the United States. We sourced the remaining 15% of our merchandise directly from manufacturers both within the United States and overseas with the majority of whom we have long-term, and what we believe to be, stable relationships.

Our sourcing base currently consists of 184 vendors who operate 299 factories in 20 countries. Our top 10 vendors supply 46% of our merchandise. Each of our top 10 vendors uses multiple factories to produce its merchandise, which we believe gives us a high degree of flexibility in placing production of our merchandise. We believe we have developed strong relationships with our vendors, some of which rely upon us for a significant portion of their business.

In fiscal 2012, approximately 85% of our merchandise was sourced in Asia (with 72% of our products sourced from China, Hong Kong and Macau), 11% was sourced in Europe and other regions, and 4% was sourced in the United States. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution

We own a 282,000 square foot facility in Asheville, North Carolina that houses our distribution operations for our stores. This facility currently employs approximately 250 full and part-time associates during our non-peak season and approximately 20 additional associates during our peak season. Merchandise is transported from this distribution center to our stores by independent trucking companies or UPS, with a transit time of approximately two to five days.

We also own two facilities in Lynchburg, Virginia: a 425,000 square foot facility and a 63,700 square foot facility, which was purchased in February 2013 for $2 million. These facilities contain a customer call center and order fulfillment operations for our Direct channel. In fiscal 2012, we completed construction to expand the primary facility by approximately 155,000 square feet. The Lynchburg facilities currently employ approximately 1,200 full and part-time associates during our non-peak season and approximately 420 additional associates during our peak season. Merchandise sold via our Direct channel is sent directly to customers from this distribution center via the United States Postal Service, UPS or Federal Express.

We lease a 45,800 square foot customer call center in San Antonio, Texas. This facility currently employs approximately 230 full and part-time associates during our non-peak season and approximately 200 additional associates during our peak season.

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

We believe our merchandising and financial systems, coupled with our point-of-sale systems and software programs, allow for item-level stock replenishment, merchandise planning and real-time inventory accounting practices. Our telephone and telemarketing systems, warehouse package sorting systems, automated warehouse locator and inventory bar coding systems use current technology, and are designed with our highest-volume periods in mind, which results in substantial flexibility and ample capacity in our lower-volume periods. We also stress test our systems during low-volume periods to ensure optimal performance during our peak season. We are investing significantly in expanding and upgrading our information systems, networks and infrastructure to support recent and expected future growth.

Pricing

We offer our customers a mix of select designer-quality products and more casual items at various price points, consistent with our signature styling strategy of pairing luxury items with more casual items. We offer limited edition “collection” items such as hand-beaded skirts, double-faced cashmere jackets, and Italian cashmere and footwear, which we believe elevates the overall perception of our brand. We believe offering a broad range of price points maintains a more accessible, less intimidating atmosphere.

Cyclicality and Seasonality

Our industry is cyclical and our revenues are affected by general economic conditions. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence.

Our business is seasonal and as a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly December when customers make holiday purchases. In fiscal 2012, we realized approximately 29% of our revenues in the fourth fiscal quarter.

Competition

The specialty retail industry is highly competitive. We compete primarily with specialty retailers, department stores, catalog retailers and Internet businesses that engage in the sale of women’s, men’s and children’s apparel, accessories, shoes and similar merchandise. We compete on quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of our brands, as well as our multiple selling channels that enable our customers to shop in the setting they prefer. We believe that we also differentiate ourselves from competitors on the basis of our signature product design, our ability to offer both designer-quality products at higher price points and more casual items at lower price points, our focus on the quality of our product offerings and our customer-service oriented culture. We believe our success depends in substantial part on our ability to originate and define product and fashion trends as well as to timely anticipate, gauge and react to changing consumer demands. Some of our competitors are larger and may have greater financial, marketing and other resources than us. Accordingly, there can be no assurance that we will be able to compete successfully with them in the future.

Associates

As of February 2, 2013, we had approximately 13,900 associates, of whom approximately 4,600 were full-time associates and 9,300 were part-time associates. Approximately 1,200 of these associates are employed in our customer call center and Direct order fulfillment operations facilities in Lynchburg, Virginia, approximately 250 of these associates work in our store distribution center in Asheville, North Carolina, and approximately 230 of these associates work in our call center in San Antonio, Texas. In addition, approximately 3,200 associates are hired on a seasonal basis in these facilities and our stores to meet demand during the peak season. None of our associates are represented by a union. We have had no labor-related work stoppages and we believe our relationship with our associates is good.

Trademarks and Licensing

The J.Crew and Madewell trademarks and variations thereon, such as crewcuts, are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries. We believe our trademarks have significant value and we intend to continue to vigorously protect them against infringement.

Government Regulation

We are subject to customs, truth-in-advertising, consumer protection and other laws, including zoning and occupancy ordinances that regulate retailers and/or govern the promotion and sale of merchandise and the operation of retail stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

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

Demand for our merchandise is significantly impacted by negative trends in consumer confidence and other economic factors affecting consumer spending behavior. Because apparel and accessories generally are discretionary purchases, consumer purchases of our products may decline during recessionary periods or when disposable income is lower. As a result, our sales, growth and profitability may be adversely affected by unfavorable economic conditions at a regional or national level. In addition, unfavorable economic conditions abroad may impact our ability to meet quality and production goals.

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

We face intense competition in the specialty retail industry. We compete primarily with specialty retailers, department stores, catalog retailers and Internet businesses that engage in the sale of women’s, men’s and children’s apparel, accessories, and similar merchandise. We compete on quality, design, customer service and price. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. In addition, increased levels of promotional activity by our competitors, both online and in stores, may negatively impact our revenues and gross profit.

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

We have grown our business in recent years by expanding our product offerings and sales channels, including by marketing our crewcuts line of children’s apparel and accessories and our Madewell brand of women’s apparel, footwear and accessories. We have opened a small number of free-standing stores dedicated to men’s wear, crewcuts and “collection” items. We have recently opened stores in Canada, expanded our international shipping, and we are planning to further expand internationally in the future. These strategies involve various risks discussed elsewhere in these risk factors, including:

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

Our current growth strategy includes international expansion through both the Direct and retail channels. We have recently opened stores in Canada and expanded our online presence to a number of countries. We plan to open stores in additional countries in the future, including locations in Asia and Europe, where brand recognition may be limited. We do not have experience operating in these regions and we will face established competition in most of these markets. Many of these countries have different operational requirements, including but not limited to employment and labor, transportation, logistics, real estate and local reporting or legal requirements. Consumer tastes and trends may differ from country to country and there may be seasonal differences, which may result in lower sales and/or margins for our products. Our success internationally could also be adversely impacted by the global economy, fluctuations in foreign currency exchange rates, changes in diplomatic or trade relationships, political instability and foreign government regulation.

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

Our Direct operations are a substantial part of our business. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce Internet sales, increase costs and damage our brand’s reputation. Data privacy and information security is regulated at the international, federal and state levels, and compliance with any changes in the laws and regulations enacted by these governments will likely increase the cost of doing business.

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

We expanded our store base by 39 net new stores in fiscal 2012. We are also reviewing our existing store base and identifying opportunities, where available, to renegotiate the terms of those leases. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew our existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

Our inability to maintain or increase levels of comparable company sales could cause our earnings to decline.

If our future comparable company sales fail to meet expectations, our earnings could decline. In addition, our results have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, in the previous three fiscal years, our quarterly comparable company sales changes have ranged from an increase of 16.0% to a decrease of 2.8%. A variety of factors affect comparable company sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions. These factors may cause our comparable company sales to be materially lower than previous periods and our expectations, which could impact our ability to leverage fixed expenses, such as store rent and store asset depreciation, which may adversely affect our financial condition or results of operations.

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

In fiscal 2012, approximately 96% of our merchandise was sourced from foreign factories. In particular, approximately 72% of our merchandise was sourced from China, Hong Kong and Macau. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. While substantially all of our foreign purchases of our products are negotiated and paid for in U.S. dollars, the cost of our products may be affected by fluctuations in the value of relevant foreign currencies. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, economic conditions, disruption of imports by labor disputes and local business practices.

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

We may be a party to legal proceedings in the future that could adversely affect our business.

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

We are highly leveraged. Our total indebtedness at February 2, 2013 was $1,579 million, consisting of borrowings under our Term Loan Facility of $1,179 million and $400 million of outstanding Notes. We can also borrow up to $250 million under our ABL Facility, subject to a borrowing base limitation. Our Senior Credit Facilities also allow an aggregate of $350 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions, including, in the case of $200 million of incremental term facilities, a pro forma total senior secured leverage ratio of less than or equal to 3.75 to 1.00. No incremental facilities are currently in effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We also have, and will continue to have, significant lease obligations. As of February 2, 2013, our minimum annual rental obligations under long-term operating leases for fiscal 2013 and fiscal 2014 are $134 million and $134 million, respectively.

Our high degree of leverage and significant lease obligations could have important consequences for our creditors, including holders of our Notes. For example, they could:

•

limit our ability to obtain additional financing for working capital (including vendor payment terms), capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who are not as highly leveraged;

•	increase our vulnerability to general economic and industry conditions;

•	expose us to the risk of increased interest rates as the borrowings under our Senior Credit Facilities are subject to variable rates of interest;

•	make it more difficult for us to make payments on our indebtedness; and

•

require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future strategic initiatives.

Our cash interest expense in fiscal 2012 was $92.1 million.

Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness in the future. This could further exacerbate the risks associated with our substantial financial leverage.

The terms of the indenture governing our Notes and the credit agreements governing our Senior Credit Facilities permit us to incur a substantial amount of additional debt, including secured debt. Any additional borrowings under our Senior Credit Facilities, and any other secured debt, would be effectively senior to the Notes and the guarantees thereto to the extent of the value of the assets securing such indebtedness. If new debt is added to our and our subsidiaries’ current debt levels, the risks that we now face as a result of our leverage would intensify and could have a negative impact on our credit rating. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”

Our debt agreements contain restrictions that limit our flexibility in operating our business.

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

Borrowings under our Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed would remain the same, and our net income and cash flow, including cash available for servicing our indebtedness, will correspondingly decrease. If LIBOR increases above 1.25%, a 0.125% increase in the floating rate applicable to the $1,179 million outstanding under the Term Loan Facility would result in a $1.5 million increase in our annual interest expense. Assuming all revolving loans are drawn under the $250 million ABL Facility, a 0.125% change in the floating rate would result in a $0.3 million change in our annual interest expense. Although we have entered into swap agreements to hedge the variability of cash flows related to a portion of our floating rate indebtedness, these measures may not fully mitigate our risk or may not be effective. With respect to our interest rate swaps, we expect to reclassify unrealized losses of approximately $7 million, net of tax, previously recorded in accumulated other comprehensive loss, thereby increasing interest expense by $12 million in our Statement of Operations and Comprehensive Income (Loss) in fiscal 2013.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We are headquartered in New York City. Our headquarter offices are leased under a lease agreement expiring in 2022, with an option to renew thereafter. We own three facilities: (i) a 425,000 square foot customer call center, order fulfillment and distribution center in Lynchburg, Virginia (during fiscal 2012, we completed construction to expand this facility by approximately 155,000 square feet), (ii) a 282,000 square foot distribution center in Asheville, North Carolina and (iii) a 63,700 square foot facility in Lynchburg, Virginia, which we purchased in February 2013 for $2 million. We also lease a 45,800 square foot customer call center in San Antonio, Texas under a lease agreement expiring in October 2021.

As of February 2, 2013, we operated 295 retail stores (including eight crewcuts and 48 Madewell stores), 106 factory stores (including four crewcuts factory stores), and three clearance stores, in 44 states, the District of Columbia, and Canada. All of the retail and factory stores are leased from third parties with terms, in most cases, of 5 to 10 years. A portion of our leases have options to renew for periods typically ranging from 5 to 10 years. Generally, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise. We consider these properties to be in good condition and believe that our facilities are adequate for operations and provide sufficient capacity to meet our anticipated future requirements.

The table below sets forth the number of retail (including crewcuts and Madewell stores) and factory stores operated by us in the United States and Canada as of February 2, 2013.

	Retail stores				Factory stores			Total(a)
	J.Crew	crewcuts	Madewell	Total	J.Crew	crewcuts	Total
Alabama	2	—	—	2	1	—	1	3
Arizona	4	—	1	5	2	—	2	7
Arkansas	1	—	—	1	—	—	—	1
California	32	—	8	40	9	—	9	49
Colorado	4	—	2	6	3	—	3	9
Connecticut	10	1	2	13	2	—	2	15
Delaware	1	—	—	1	1	—	1	2
Florida	12	1	1	14	8	1	9	23
Georgia	6	—	2	8	3	—	3	11
Hawaii	1	—	—	1	—	—	—	1
Idaho	1	—	—	1	—	—	—	1
Illinois	8	—	2	10	2	—	2	12
Indiana	2	—	1	3	2	—	2	5
Iowa	1	—	—	1	1	—	1	2
Kansas	1	—	1	2	1	—	1	3
Kentucky	2	—	—	2	—	—	—	2
Louisiana	3	—	—	3	—	—	—	3
Maine	1	—	—	1	2	—	2	3
Maryland	5	—	2	7	3	—	3	10
Massachusetts	12	1	2	15	2	1	3	18
Michigan	6	—	1	7	3	—	3	10
Minnesota	5	—	1	6	—	—	—	6
Mississippi	1	—	—	1	1	—	1	2
Missouri	3	—	—	3	1	—	1	4
Nebraska	1	—	—	1	—	—	—	1
Nevada	1	—	—	1	1	—	1	2
New Hampshire	2	—	—	2	3	—	3	5
New Jersey	14	—	2	16	5	1	6	22
New Mexico	2	—	—	2	—	—	—	2
New York	23	2	5	30	6	1	7	37
North Carolina	7	—	2	9	4	—	4	13
Ohio	7	—	3	10	2	—	2	12
Oklahoma	2	—	—	2	1	—	1	3
Oregon	3	—	—	3	1	—	1	4
Pennsylvania	9	1	2	12	6	—	6	18
Rhode Island	2	—	—	2	—	—	—	2
South Carolina	2	—	—	2	5	—	5	7
Tennessee	4	—	—	4	2	—	2	6
Texas	12	1	4	17	8	—	8	25
Utah	2	—	—	2	2	—	2	4
Vermont	1	—	—	1	1	—	1	2
Virginia	7	—	1	8	3	—	3	11
Washington	3	1	2	6	1	—	1	7
Wisconsin	3	—	—	3	2	—	2	5
District of Columbia	3	—	1	4	—	—	—	4
Alberta, Canada	1	—	—	1	1	—	1	2
British Columbia, Canada	1	—	—	1	—	—	—	1
Ontario, Canada	3	—	—	3	1	—	1	4

Total	239	8	48	295	102	4	106	401

(a)	Excludes three clearance stores, two located in Virginia and one in North Carolina.

ITEM 3.	LEGAL PROCEEDINGS.

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

Record Holders

As of March 15, 2013, Chinos Intermediate Holdings B, Inc. (our direct owner and an indirect, wholly owned subsidiary of our Parent) was the only holder of record of our Common Stock.

Dividends

On December 21, 2012, the Company paid a one-time special dividend of $197.5 million to stockholders of record of the Parent on December 17, 2012. This amount was paid from cash on hand and permitted through amendment of our Term Loan Facility (see “Management’s Discussion and Analysis—Liquidity and Capital Resources” for further discussion). We do not expect for the foreseeable future to pay any additional dividends. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current and future financing agreements and other factors that our Board deems relevant.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The selected historical consolidated financial data for the fiscal year ended February 2, 2013, the periods March 8, 2011 to January 28, 2012, January 30, 2011 to March 7, 2011, and the fiscal year ended January 29, 2011 and as of February 2, 2013 and January 28, 2012 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected historical consolidated financial data for each of the years in the two-year period ended January 30, 2010 have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included herein.

	Year Ended	For the Period		Year Ended
(in thousands, unless otherwise indicated)	February 2, 2013(a)	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011	January 30, 2010	January 31, 2009
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Income Statement Data:
Total revenues	$2,227,717	$1,721,750	$133,238	$1,722,227	$1,578,042	$1,427,970
Cost of goods sold, including buying and occupancy costs	1,240,989	1,042,197	70,284	975,230	882,385	872,547

Gross profit	986,728	679,553	62,954	746,997	695,657	555,423
Selling, general and administrative expenses	733,070	574,877	79,736	533,029	484,396	458,738

Income (loss) from operations	253,658	104,676	(16,782)	213,968	211,261	96,685
Interest expense, net	101,684	91,683	1,166	3,914	5,384	5,940
Provision (benefit) for income taxes	55,887	584	(1,798)	88,549	82,517	36,628

Net income (loss)	$96,087	$12,409	$(16,150)	$121,505	$123,360	$54,117

Operating Data:
Revenues:
Stores	$1,546,619	$1,194,276	$86,474	$1,192,876	$1,110,932	$974,284
Direct	651,480	502,033	43,642	490,594	428,186	408,916
Other	29,618	25,441	3,122	38,757	38,924	44,770

Total revenues	$2,227,717	$1,721,750	$133,238	$1,722,227	$1,578,042	$1,427,970

Increase in comparable company sales	12.6%	N/A	N/A	6.7%	3.9%	(0.2)%
Stores:
Sales per gross square foot	$686	N/A	N/A	$601	$577	$551
Stores open at end of period	401	362	334	333	321	300
Direct:
Millions of catalogs circulated	39.6	N/A	N/A	41.1	36.4	44.4
Billions of pages circulated	4.2	N/A	N/A	3.9	4.0	5.2
Capital expenditures:
New stores	$51,868	$29,820	$626	$14,873	$19,954	$41,700
Other	80,142	63,088	2,018	37,478	24,751	35,826

Total capital expenditures	$132,010	$92,908	$2,644	$52,351	$44,705	$77,526

Depreciation of property and equipment	$72,471	$59,595	$3,929	$49,756	$51,765	$44,143

Amortization of intangible assets	$9,805	$8,988	$—	$—	$—	$—

(a)	Consists of 53 weeks

	As of
	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Balance Sheet Data:
Cash and cash equivalents	$68,399	$221,852	$381,360	$298,107	$146,430

Working capital	$85,764	$210,431	$364,220	$283,972	$183,059

Total assets	$3,486,714	$3,573,522	$860,166	$738,558	$613,809

Total debt	$1,579,000	$1,594,000	$—	$49,229	$99,200

Stockholders’ equity	$1,091,491	$1,177,052	$511,121	$375,878	$224,949

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On March 7, 2011, the Company was acquired by Chinos Holdings, Inc., a company formed by TPG and LGP. Although the Company continued as the same legal entity after the Acquisition, we have prepared separate discussion and analysis of our consolidated operating results, financial condition and liquidity for the following periods: (i) fiscal 2012 (Successor), (ii) March 8, 2011 to January 28, 2012 (Successor), and (iii) January 30, 2011 to March 7, 2011 (Predecessor). Additionally, we have prepared supplemental discussion and analysis of the combination of the periods: (i) March 8, 2011 to January 28, 2012 and (ii) January 30, 2011 to March 7, 2011, on a pro forma basis, (“pro forma fiscal 2011”) for purposes of comparison with fiscal 2012. The pro forma results of operations for fiscal 2011 give effect to the Acquisition as if it occurred on the first day of the fiscal year.

Our fiscal year ends on the Saturday closest to January 31. Fiscal 2011 and fiscal 2010 ended on January 28, 2012 and January 29, 2011, respectively, and consisted of 52 weeks each. Fiscal 2012 ended on February 2, 2013 and consisted of 53 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

Executive Overview

As of February 2, 2013, we operated 295 retail stores (including eight crewcuts and 48 Madewell stores), 106 factory stores (including four crewcuts factory store), and three clearance stores, throughout the United States and Canada.

The following is a summary of fiscal 2012 (compared with pro forma fiscal 2011) highlights:

•	Revenues increased 20.1% to $2,227.7 million.

•	Comparable company sales increased 12.6%.

•	Direct net sales increased 19.4% to $651.5 million.

•	Income from operations increased $67.9 million to $253.7 million, or 11.4% of revenues.

•	We declared and paid a one-time special dividend of $197.5 million.

•	We opened 19 J.Crew retail stores, 10 J.Crew factory stores, and 17 Madewell stores. We closed four J.Crew retail stores, two crewcuts stores, and one Madewell store.

•	We launched a new website dedicated to our J.Crew factory business.

Sales Channels

We have two primary sales channels: (1) Stores, which consists of our retail, crewcuts, clearance, Madewell and factory stores, and (2) Direct, which consists of our websites and catalogs. The following is a summary of our revenues:

(Dollars in millions)	Fiscal 2012(a)	Pro forma Fiscal 2011	Fiscal 2010
Stores	$1,546.6	$1,280.7	$1,192.9
Direct	651.5	545.7	490.6

Net sales	2,198.1	1,826.4	1,683.5
Other, primarily shipping and handling fees	29.6	28.6	38.7

Total revenues	$2,227.7	$1,855.0	$1,722.2

(a)	consists of 53 weeks.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure used in evaluating our business is comparable company sales. We also consider gross profit and selling, general and administrative expenses in assessing the performance of our business.

Net Sales

Net sales reflect our revenues from the sale of our merchandise less returns and discounts. We aggregate our merchandise into four sales categories: (i) women’s apparel, (ii) men’s apparel, (iii) children’s apparel, and (iv) accessories, which include shoes, socks, jewelry, bags, belts and hair accessories. The approximate percentage of our sales derived from these four categories is as follows:

	Fiscal 2012	Pro forma Fiscal 2011	Fiscal 2010
Apparel
Women’s	57%	58%	62%
Men’s	24	23	21
Children’s	6	6	5
Accessories	13	13	12

	100%	100%	100%

Comparable Company Sales

Comparable company sales reflect: (i) net sales at stores that have been open for at least twelve months, (ii) direct net sales, and (iii) shipping and handling fees, which are recorded as other revenues on our statements of operations. Comparable company sales exclude net sales from: (i) new stores that have not been open for twelve months, (ii) the 53rd week, if applicable, (iii) stores that experience a square footage change of at least 15 percent, (iv) stores that have been temporarily closed for at least 30 consecutive days, (v) permanently closed stores, and (vi) temporary “pop up” stores.

Measuring the change in year-over-year comparable company sales allows us to evaluate the performance of our business. Various factors affect comparable company sales, including:

•	consumer preferences, fashion trends, buying trends and overall economic trends,

•	competition,

•	changes in our merchandise mix,

•	pricing,

•	the timing of our releases of new merchandise and promotional events,

•	the level of customer service that we provide,

•	our ability to source and distribute products efficiently, and

•	the number of stores we open, close (including on a temporary basis for renovations) and expand in any period.

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

Our business is seasonal and as a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly December when customers make holiday purchases. In fiscal 2012, we realized approximately 29% of our revenues in the fourth fiscal quarter.

Gross Profit

Gross profit is determined by subtracting our cost of goods sold from our revenues. Cost of goods sold includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations (such as rent and utilities) and all shipping costs associated with our Direct channel. Cost of goods sold varies directly with revenues, and therefore, is usually higher in our fourth fiscal quarter. Cost of goods sold also changes as we expand or contract our store base and incur higher or lower store occupancy costs. The primary drivers of the costs of individual goods are the costs of raw materials and labor in the countries where we source our merchandise. Gross margin measures gross profit as a percentage of our revenues.

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

Results of Operations

The following table presents our operating results as a percentage of revenues as well as selected store data:

	Fiscal 2012	Pro forma Fiscal 2011	Fiscal 2010
Revenues	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs(1)	55.7	58.3	56.6

Gross profit(1)	44.3	41.7	43.4
Selling, general and administrative expenses(1)	32.9	31.7	30.9

Income from operations	11.4	10.0	12.4
Interest expense, net	4.6	5.5	0.2

Income before income taxes	6.8	4.6	12.2
Provision for income taxes	2.5	1.8	5.1

Net income	4.3%	2.8%	7.1%

	Fiscal 2012	Pro forma Fiscal 2011	Fiscal 2010
Selected company data:
Number of stores open at end of period	401	362	333
Store sales per gross square foot(2)	$686	$618	$601
Increase in comparable company sales(2)	12.6%	3.3%	6.7%

(1)	We exclude a portion of our distribution network costs from the cost of goods sold and include them in selling, general and administrative expenses. Our gross profit therefore may not be directly comparable to that of some of our competitors.
(2)	Calculated on a 52-week basis.

Results of Operations—Fiscal 2012 (Successor)

	Fiscal 2012(a)
(Dollars in millions)	Amount	Percent of Revenues
Revenues	$2,227.7	100.0%
Gross profit	986.7	44.3
Selling, general & administrative expenses	733.1	32.9
Income from operations	253.7	11.4
Interest expense, net	101.7	4.6
Provision for income taxes	55.9	2.5
Net income	$96.1	4.3%

(a)	Consists of 53 weeks.

Revenues

Revenues were $2,227.7 million in fiscal 2012. Revenues consisted of (i) Stores sales of $1,546.6 million, or 69.4% of revenues, (ii) Direct sales of $651.5 million, or 29.3% of revenues, and (iii) other revenues (primarily shipping and handling fees) of $29.6 million, or 1.3% of revenues. Revenues reflect higher than planned Stores sales.

Gross Profit

Gross profit was $986.7 million, or 44.3% of revenues in fiscal 2012. Gross profit was impacted by lower than planned markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $733.1 million, 32.9% of revenues in fiscal 2012.

Interest Expense, Net

Interest expense, net of interest income, was $101.7 million in fiscal 2012. Interest expense reflects debt service on borrowings used to finance the Acquisition of the Company on March 7, 2011.

Provision for Income Taxes

The effective tax rate was 36.7% in fiscal 2012. The difference between the statutory rate of 35% and the effective tax rate was driven primarily by state and local income taxes, partially offset by a reduction in uncertain tax positions due to the expiration of statute of limitations.

Net Income

Net income was $96.1 million in fiscal 2012 driven primarily by gross profit of $986.7 million offset by selling, general and administrative expenses of $733.1 million and interest expense of $101.7 million.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $574.9 million, 33.4% of revenues, for the period March 8, 2011 to January 28, 2012, and include the impact of purchase accounting and transaction costs relating to the Acquisition of $64.9 million.

Interest Expense, Net

Interest expense, net of interest income, was $91.7 million for the period March 8, 2011 to January 28, 2012. Interest expense reflects debt service on borrowings used to finance the Acquisition of the Company on March 7, 2011.

Provision for Income Taxes

The effective tax rate was 4.5% for the period March 8, 2011 to January 28, 2012. The difference between the statutory rate of 35% and the effective tax rate was driven primarily by non-deductible transaction costs relating to the Acquisition.

Net Income

Net income was $12.4 million for the period March 8, 2011 to January 28, 2012 driven primarily by gross profit of $679.6 million offset by selling, general and administrative expenses of $574.9 million (including the impact of purchase accounting and transaction costs relating to the Acquisition of $101.0 million) and interest expense of $91.7 million.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $79.7 million, 59.8% of revenues, for the period January 30, 2011 to March 7, 2011, and include transaction costs relating to the Acquisition of $32.2 million.

Interest Expense, Net

Interest expense, net of interest income, was $1.2 million for the period January 30, 2011 to March 7, 2011. Interest expense reflects primarily the write off of the remaining unamortized deferred financing costs associated with the credit facility terminated in connection with the Acquisition.

Provision for Income Taxes

The effective tax rate was 10% for the period January 30, 2011 to March 7, 2011. The difference between the statutory rate of 35% and the effective tax rate was driven primarily by non-deductible transaction costs relating to the Acquisition.

Net Loss

Net loss was $16.1 million for the period January 30, 2011 to March 7, 2011 driven primarily by selling, general and administrative expenses of $79.7 million (including transaction costs relating to the Acquisition of $32.2 million), offset by gross profit of $62.9 million.

Supplemental MD&A—Results of Operations—Fiscal 2012 compared with Pro forma Fiscal 2011

(Dollars in millions)	For the Period March 8, 2011 to January 28, 2012	For the Period January 30, 2011 to March 7, 2011	Adjustments		Pro forma Fiscal 2011
	(Successor)	(Predecessor)
Revenues	$1,721.8	$133.2	$—		$1,855.0
Gross profit	679.6	62.9	30.7	(a)	773.2
Selling, general and administrative expenses	574.9	79.7	(67.2	)(a)	587.4
Income (loss) from operations	104.7	(16.8)	97.9	(a)	185.8
Interest expense, net	91.7	1.1	8.5	(b)	101.3
Provision (benefit) for income taxes	0.6	(1.8)	34.1	(c)	32.9
Net income (loss)	$12.4	$(16.1)	$55.2		$51.5

Notes:

(a)	To give effect to the following adjustments:

(Dollars in millions)	Adjustments
Amortization expense(1)	$0.8
Depreciation expense(2)	0.9
Sponsor monitoring fees(3)	0.6
Amortization of lease commitments, net(4)	2.2
Elimination of non-recurring charges(5)	(102.4)

Total pro forma adjustment	$(97.9)

Pro forma adjustment:
Recorded in cost of goods sold	$(30.7)
Recorded in selling, general and administrative expenses	(67.2)

Total	$(97.9)

(1)	To record five weeks of additional amortization expense to reflect a full year of amortization of intangible assets for our Madewell brand name, loyalty program and customer lists amortized on a straight-line basis over their respective useful lives.
(2)	To record five weeks of additional depreciation expense to reflect a full year of depreciation of the step-up of property and equipment allocated on a straight-line basis over a weighted average remaining useful life of 8.2 years.
(3)	To record five weeks of additional expense to reflect a full year of an annual monitoring fee (calculated as the greater of 40 basis points of annual revenues or $8 million) to be paid to the Sponsors in accordance with a management services agreement.
(4)	To record five weeks of additional amortization expense to reflect a full year of amortization of favorable and unfavorable lease commitments amortized on a straight-line basis over the remaining lease life, offset by the elimination of the amortization of historical deferred rent credits.
(5)	To eliminate non-recurring charges that were incurred in connection with the Acquisition, including related share based compensation, transaction costs, transaction-related litigation recoveries, and amortization of the step-up in the carrying value of inventory.

(b)	To give effect to the following adjustments:

(Dollars in millions)	Adjustments
Pro forma cash interest expense(1)	$91.7
Pro forma amortization of deferred financing costs(1)	9.6
Less historical interest expense, net	(92.8)

Total pro forma adjustment to interest expense, net	$8.5

(1)	To record a full year of interest expense associated with borrowings under the Term Loan Facility and the Notes, and the amortization of deferred financing costs. Pro forma cash interest expense reflects a weighted-average interest rate of 5.6%. If LIBOR increases above 1.25%, a 0.125% increase would increase annual interest expense under the Term Loan Facility by $1.5 million.

(c)	To reflect our expected annual effective tax rate of approximately 39%.

	Fiscal 2012(a)		Pro forma Fiscal 2011		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$2,227.7	100.0%	$1,855.0	100.0%	$372.7	20.1%
Gross profit	986.7	44.3	773.2	41.7	213.5	27.6
Selling, general and administrative expenses	733.1	32.9	587.4	31.7	145.7	24.8
Income from operations	253.7	11.4	185.8	10.0	67.9	36.5
Interest expense, net	101.7	4.6	101.3	5.5	0.4	0.3
Provision for income taxes	55.9	2.5	32.9	1.8	23.0	69.7
Net income	$96.1	4.3%	$51.5	2.8%	$44.6	86.5%

(a)	Consists of 53 weeks.

Revenues

Revenues increased $372.7 million, or 20.1%, to $2,227.7 million in fiscal 2012 from $1,855.0 million last year, driven primarily by an increase in sales of women’s apparel, specifically sweaters, knits, and shirts. Revenues generated in the 53rd week were $20.9 million. Comparable company sales increased 12.6% in fiscal 2012. Comparable company sales increased 3.3% in pro forma fiscal 2011.

Stores sales increased $265.8 million, or 20.8%, to $1,546.6 million in fiscal 2012 from $1,280.8 million last year. Store sales increased 7.4% in pro forma fiscal 2011. Sales from stores that have been open for less than twelve months were $187.4 million in fiscal 2012.

Direct sales increased $105.8 million, or 19.4%, to $651.5 million in fiscal 2012 from $545.7 million last year. Direct sales increased $55.1 million, or 11.2%, in fiscal 2011.

Other revenues, which consist primarily of shipping and handling fees, increased $1.1 million, or 3.7%, to $29.6 million in fiscal 2012 from $28.6 million last year. This increase resulted primarily from revenues from third party resellers, offset by decreased shipping and handling fees.

Gross Profit

Gross profit increased $213.5 million to $986.7 million in fiscal 2012 from $773.2 million last year. This increase resulted from the following factors:

(Dollars in millions)	Increase
Increase in revenues	$201.1
Increase in merchandise margin	35.7
Increase in buying and occupancy costs	(23.3)

Total increase in gross profit	$213.5

Gross margin increased to 44.3% in fiscal 2012 from 41.7% last year. The increase in gross margin was driven by: (i) a 160 basis point expansion in merchandise margin due to decreased markdowns and (ii) a 100 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $145.7 million, or 24.8%, to $733.1 million in fiscal 2012 from $587.4 million last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase
Increase in operating expenses, primarily non-comparable store expenses and payroll	$73.2
Increase in share-based and incentive compensation	34.4
Increase in advertising and catalog costs	8.2
Increase in depreciation	8.1
Increase in other selling, general and administrative expenses, net	21.8

Total increase in selling, general and administrative expenses	$145.7

As a percentage of revenues, selling, general and administrative expenses increased to 32.9% in fiscal 2012 from 31.7% last year.

Interest Expense, Net

Interest expense, net of interest income, increased $0.4 million to $101.7 million in fiscal 2012 from $101.3 million last year. A summary of interest expense is as follows:

(Dollars in millions)	Fiscal 2012	Pro forma Fiscal 2011
Term Loan	$57.9	$57.2
Notes	32.5	32.5
Amortization of deferred financing costs	9.6	9.6
Other, net of interest income	1.7	2.0

Interest expense, net	$101.7	$101.3

Income Taxes

The effective tax rate for fiscal 2012 was 36.7%. The difference between the statutory rate of 35% and the effective rate was driven primarily by state and local income taxes, partially offset by a reduction in uncertain tax positions due to the expiration of statute of limitations.

Net Income

Net income increased $44.6 million to $96.1 million in fiscal 2012 from $51.5 million last year. This increase was due to an: (i) increase in gross profit of $213.5 million, partially offset by (ii) increase in selling, general and administrative expenses of $145.7 million, (iii) increase in provision for income taxes of $23.0 million and (iv) increase in interest expense of $0.4 million.

Pro forma Fiscal 2011 compared with Fiscal 2010

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

Revenues

Revenues increased $132.8 million, or 7.7%, to $1,855.0 million in pro forma fiscal 2011 from $1,722.2 million in fiscal 2010, driven primarily by an increase in men’s apparel, specifically woven shirts, pants and knits. Comparable company sales increased 3.3% in pro forma fiscal 2011.

Stores sales increased $87.9 million, or 7.4%, to $1,280.8 million in pro forma fiscal 2011 from $1,192.9 million in fiscal 2010. Stores sales increased 7.4% in fiscal 2010. Sales from stores that have been open for less than twelve months were $133.8 million in pro forma fiscal 2011.

Direct sales increased $55.1 million, or 11.2%, to $545.7 million in pro forma fiscal 2011 from $490.6 million in fiscal 2010. Direct sales increased $62.4 million, or 14.6%, in fiscal 2010.

Other revenues, which consist primarily of shipping and handling fees, decreased $10.2 million, or 26.3%, to $28.6 million in pro forma fiscal 2011 from $38.8 million in fiscal 2010. This decrease resulted primarily from shipping and handling promotions partially offset by the impact of shipping and handling fees from increased Direct sales.

Gross Profit

Gross profit increased $26.2 million to $773.2 million in pro forma fiscal 2011 from $747.0 million in fiscal 2010. This increase resulted from the following factors:

	Increase (decrease)
(Dollars in millions)	Before Purchase Accounting	Related to Purchase Accounting(1)	Total
Increase in revenues	$72.6	$—	$72.6
Decrease in merchandise margin	(46.0)	—	(46.0)
Increase (decrease) in buying and occupancy costs	3.6	(4.0)	(0.4)

Total increase (decrease) in gross profit	$30.2	$(4.0)	$26.2

(1)	Represents amortization of favorable and unfavorable store lease commitments.

Gross margin decreased to 41.7% in pro forma fiscal 2011 from 43.4% in fiscal 2010. The decrease in gross margin was driven by: (i) a 250 basis point deterioration in merchandise margin due to increased markdowns, (ii) a 20 basis point decrease from the purchase accounting adjustments described in the table above, offset by (iii) a 100 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $54.4 million, or 10.2%, to $587.4 million in pro forma fiscal 2011 from $533.0 million in fiscal 2010. This increase primarily resulted from the following:

	Increase (decrease)
(Dollars in millions)	Before Purchase Accounting	Related to Purchase Accounting & Acquisition	Total
Increase in operating expenses, primarily non-comparable stores expenses and payroll	$30.6	$—	$30.6
Increase in advertising and catalog costs	14.8	—	14.8
Increase in depreciation	5.5	—	5.5
Decrease in share-based and incentive compensation	(11.0)	—	(11.0)
Amortization of acquisition-related intangible assets	—	9.8	9.8
Depreciation of step-up in carrying value of fixed assets	—	9.2	9.2
Sponsor monitoring fees	—	8.0	8.0
Amortization of favorable corporate lease commitments	—	2.7	2.7
Decrease in transaction costs	—	(20.0)	(20.0)
Increase in other selling, general and administrative expenses, net	4.8	—	4.8

Total increase in selling, general and administrative expenses	$44.7	$9.7	$54.4

As a percentage of revenues, selling, general and administrative expenses increased to 31.7% in pro forma fiscal 2011 from 30.9% in fiscal 2010. As a percentage of revenues, selling, general and administrative expenses, without the impact of purchase accounting, decreased to 30.1% in pro forma fiscal 2011 from 30.9% in fiscal 2010.

Interest Expense, Net

Interest expense, net of interest income, increased $97.4 million to $101.3 million in pro forma fiscal 2011 from $3.9 million in fiscal 2010 due to borrowings to finance the Acquisition. A summary of interest expense is as follows:

(Dollars in millions)	Pro forma Fiscal 2011	Fiscal 2010
Term Loan	$57.2	$—
Notes	32.5	—
Former term loan (extinguished in August 2010)	—	0.6
Amortization of deferred financing costs	9.6	2.1
Other, net of interest income	2.0	1.2

Interest expense, net	$101.3	$3.9

Income Taxes

The effective tax rate of 39% for pro forma fiscal 2011 reflects our expected annual effective tax rate.

Net Income

Net income decreased $70.0 million to a net income of $51.5 million in pro forma fiscal 2011 from $121.5 million in fiscal 2010. This decrease was due to: (i) an increase in selling, general and administrative expenses of $54.4 million and (ii) an increase in interest expense of $97.4 million, partially offset by (iv) an increase in gross profit of $26.2 million and (iv) a decrease in the provision for income taxes of $55.6 million.

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and availability under the ABL Facility. Our primary cash requirements consist principally of the funding of our merchandise inventory purchases, capital expenditures in connection with new store construction and remodeling our existing stores, upgrades in our distribution network, and management information technology, debt service requirements and income tax obligations.

On February 2, 2013, cash and cash equivalents were $68.4 million compared to $221.9 million at January 28, 2012. In addition to the cash generated by our operating activities, net of working capital requirements, a significant change in cash flows in fiscal 2012 included a one-time special dividend of $197.5 million paid in December 2012. See note 1 to the consolidated financial statements for further information with respect to this dividend.

See “—Outlook” below.

Operating Activities

	For the Year Ended	For the Period		For the Year Ended
	February 2, 2013	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net income (loss)	$96.1	$12.4	$(16.1)	$121.5
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	72.5	59.6	3.9	49.8
Share-based compensation	5.3	48.0	1.1	10.7
Non-cash charge related to step-up in carrying value of inventory	—	32.5	—	—
Deferred income taxes	(8.9)	(29.8)	2.7	(2.0)
Amortization of favorable lease commitments	13.8	12.1	—	—
Amortization of intangible assets	9.8	9.0	—	—
Amortization of deferred financing costs	9.6	8.8	1.0	2.1
Excess tax benefits from share-based awards	—	—	(74.5)	(0.4)
Changes in inventories	(23.0)	(8.0)	(20.2)	(24.2)
Changes in accounts payable and other current liabilities	29.9	58.6	(2.4)	30.3
Changes in other operating assets and liabilities	(10.9)	43.1	3.4	(6.0)

Net cash provided by (used in) operating activities	$194.2	$246.3	$(101.1)	$181.8

Cash provided by operating activities in fiscal 2012 was $194.2 million and consisted of (i) net income of $96.1 million, (ii) adjustments to net income of $102.1 million, offset by (iii) changes in operating assets and liabilities of $4.0 million due primarily to increases in prepaid income taxes and inventories.

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

Cash provided by operating activities in fiscal 2010 was $181.8 million and consisted of (i) net income of $121.5 million, (ii) adjustments to net income of $60.2 million, and (iii) changes in operating assets and liabilities of $0.1 million due primarily to increases in inventories and related accounts payable, offset by an accrual for litigation costs in connection with the Acquisition.

Investing Activities

	For the Year Ended	For the Period		For the Year Ended
	February 2, 2013	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Capital expenditures:
New stores	$51.9	$29.8	$0.6	$14.9
Information technology	37.1	20.5	1.1	22.6
Other(1)	43.0	42.6	0.9	14.9

Net cash used in investing activities	$132.0	$92.9	$2.6	$52.4

(1)	Includes capital expenditures for warehouse and corporate office expansion, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $135 to $145 million for fiscal 2013, including $55 to $60 million for new stores, $40 to $45 million for information technology enhancements, $15 to $20 million for warehouse and corporate office expansion, and the remainder for store renovations and general corporate purposes.

Financing Activities

	For the Year Ended	For the Period		For the Year Ended
	February 2, 2013	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Proceeds from debt	$—	$1,600.0	$—	$—
Proceeds from equity contributions	—	1,170.7	—	—
Payment of dividend	(197.5)	—	—	—
Excess tax benefit from share-based awards	—	—	74.5	0.4
Payment of debt issuance costs	—	(67.5)	—	—
Proceeds from share-based compensation plans	—	—	1.1	5.6
Repayment of debt	(15.0)	(6.0)	—	(49.2)
Costs incurred in refinancing debt	(2.7)
Repurchases of common stock	—	—	—	(2.9)
Contribution to Parent	(0.5)	—	—	—

Net cash provided by (used in) financing activities	$(215.7)	$2,697.2	$75.6	$(46.1)

Cash used in financing activities was $215.7 million in fiscal 2012 resulting primarily from the payment of a one-time special dividend and repayment of debt.

Cash provided by financing activities was $2,697.2 million from March 8, 2011 to January 28, 2012 resulting from the net proceeds from debt and equity contributions, offset primarily by the payment of debt issuance costs.

Cash provided by financing activities was $75.6 million from January 30, 2011 to March 7, 2011 resulting primarily from the tax benefits from share based compensation plans.

Cash used in financing activities was $46.1 million in fiscal 2010 resulting primarily from the voluntary prepayment on the prior term loan.

Financing Arrangements

ABL Facility

In connection with the Acquisition, on March 7, 2011, we entered into the ABL Facility, governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $250 million (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. On October 11, 2012, we entered into an amendment to the ABL Facility (the “First ABL Amendment”), with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The borrowing base under the ABL Facility equals the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus, 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the fifth anniversary of the First ABL Amendment.

Loans drawn under the ABL Facility bear interest at a rate per annum equal to, at Group’s option, any of the following, plus, in each case, an applicable margin: (a) in the case of loans in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; (b) in the case of loans in U.S. dollars or in Euros, a LIBOR determined by reference to the costs of funds for deposits in the relevant currency for the interest period relevant to such loan adjusted for certain additional costs; (c) in the case of loans in Canadian dollars, the average offered rate for Canadian dollar bankers’ acceptances having an identical term of the applicable loan; and (d) in the case of loans in Canadian dollars, a fluctuating rate determined by reference to the higher of (1) the average offered rate for 30 day Canadian dollar bankers’ acceptances plus 0.50% and (2) the prime rate of Bank of America, N.A. for loans in Canadian dollars. The applicable margin for loans under the ABL Facility varies based on Group’s average historical excess availability and ranges from 0.50% to 1.00% with respect to base rate loans and loans in Canadian dollars bearing interest at the rate described in the immediately preceding clause (d), and from 1.50% to 2.00% with respect to LIBOR loans and loans in Canadian dollars bearing interest at the rate described in the immediately preceding clause (c). In addition, Group is required to pay a commitment fees of 0.25% per annum, in respect of the unused commitments as well as customary letter of credit and agency fees.

On February 2, 2013, outstanding standby letters of credit were $6.4 million and excess availability, as defined, was $243.6 million. We incurred loans under the ABL Facility in February and March of 2013, of which $8 million remains outstanding as of the filing date of this report. We did not incur loans under the ABL Facility in fiscal years 2011 and 2012.

See note 9 to the consolidated financial statements for a further description of the terms of the ABL Facility.

Demand Letter of Credit Facility

The Company has an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. On February 2, 2013, outstanding documentary letters of credit were $7.8 million and availability was $27.2 million under this facility.

Term Loan

In connection with the Acquisition, on March 7, 2011, we entered into the Term Loan Facility, governed by a $1,200 million term loan credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto. On December 18, 2012, the Term Loan Facility was amended to (i) permit a one-time dividend to Chinos Intermediate Holdings B, Inc. (and by Chinos Intermediate Holdings B, Inc. to any direct or indirect parent of Holdings) in an amount up to $200 million and (ii) modify certain exceptions to the restrictive covenants in the credit agreement governing the Term Loan Facility that restrict the ability of Holdings, Group and its subsidiaries to pay dividends on, or redeem or repurchase capital stock, prepay indebtedness and make investments.

We are required to make principal repayments equal to 0.25% of the original principal amount of the term loan, or $3 million, on the last business day of January, April, July, and October. We are also required to repay the term loan based on annual excess cash flow as defined in the agreement, under certain circumstances. Borrowings under the Term Loan mature on the seventh anniversary of the closing date of the Acquisition.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at Group’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 1.25% (the “LIBOR Floor”). The applicable margin for borrowings under the Term Loan Facility varies based upon Group’s senior secured net leverage ratio and ranges between 2.25% to 2.50% with respect to base rate borrowings and from 3.25% to 3.50% with respect to LIBOR borrowings.

The interest rate on the $1,179 million in outstanding borrowings pursuant to the Term Loan Facility was 4.50% on February 2, 2013. The applicable margin with respect to base rate borrowings was 2.25% and the LIBOR Floor and applicable margin with respect to LIBOR borrowings were 1.25% and 3.25%, respectively, at February 2, 2013.

On February 4, 2013, we further amended the Term Loan Facility to, among other things, replace the $1,179 million in outstanding term loans with a new class of term loans, and reduce the applicable margin and LIBOR Floor with respect to the new class of term loans. Following the amendment, the applicable margin with respect to base rate borrowings is 2.00% and the LIBOR Floor and applicable margin with respect to LIBOR borrowings are 1.00% and 3.00%, respectively.

See note 9 to the consolidated financial statements for a further description of the terms of the Term Loan.

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) debt service requirements, including principal repayments required pursuant to the Term Loan Facility, (ii) capital expenditures and (iii) working capital needs. Management anticipates that capital expenditures in fiscal 2013 will be approximately $135 to $145 million, primarily for opening new stores, information technology enhancements, store renovations and corporate facilities. Management believes that our current balances of cash and cash equivalents, cash flow from operations and amounts available pursuant to the ABL Facility will be adequate to fund our planned debt service requirements, capital expenditures and working capital requirements for the next twelve months. Our ability to fund our debt service requirements and to remain in compliance with the financial covenants, to make planned capital expenditures and to fund our operations depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control. See Item 1A. “Risk Factors” in part II of this report.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit as required primarily to secure certain of our insurance obligations. As of February 2, 2013, we had the following obligations under letters of credit in future periods.

Letters of Credit	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Standby	$6.4	$6.4	$—	$—	$—
Documentary	7.8	7.8	—	—	—

	$14.2	$14.2	$—	$—	$—

Contractual Obligations

The following table summarizes our contractual obligations as of February 2, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Operating lease obligations(1)	$1,010.1	$134.4	$265.2	$242.4	$368.1
Liabilities associated with uncertain tax positions(2)
Purchase obligations:
Inventory commitments	509.8	509.8	—	—	—
Employment agreements	4.2	1.5	2.6	0.1	—
Millrace purchase(5)	2.0	2.0	—	—	—
Other	3.0	1.6	1.4	—	—

Total purchase obligations	519.0	514.9	4.0	0.1	—

Senior Credit Facilities(3)(4)	1,179.0	12.0	24.0	24.0	1,119.0
Notes(4)	400.0	—	—	—	400.0

Total	$3,108.1	$661.3	$293.2	$266.5	$1,887.1

(1)	Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Operating lease obligations do not include common area maintenance, insurance, taxes and other occupancy costs, which constitute approximately 45% of the minimum lease obligations.
(2)	As of February 2, 2013, we have recorded $5.2 million in liabilities associated with uncertain tax positions, which are included in other liabilities on the consolidated balance sheet. While these tax liabilities may result in future cash outflows, management cannot make reliable estimates of the cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.
(3)	Our Senior Credit Facilities are comprised of a $1,179 million Term Loan Facility and a $250 million ABL Facility. The amount reflected does not take into account any amounts that may be required to be prepaid from time to time with our free cash flow.
(4)	Amounts shown do not include interest.
(5)	On February 4, 2013, we purchased for $2 million an additional facility (which we formerly leased) near our distribution center in Lynchburg, Virginia.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant.

Recent Accounting Pronouncements

In May 2011, a pronouncement was issued providing consistent definitions and disclosure requirements of fair value with respect to U.S. GAAP and International Financial Reporting Standards. The pronouncement changed certain fair value measurement principles and enhanced the disclosure requirements, particularly for Level 3 measurements. The changes were effective prospectively for interim and annual periods beginning after December 15, 2011. We adopted this pronouncement on January 29, 2012. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.

In June 2011, a pronouncement was issued that amended the guidance relating to the presentation of comprehensive income and its components. The pronouncement eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this pronouncement on January 29, 2012. The adoption of this guidance required changes in presentation only and therefore did not have a significant impact on our condensed consolidated financial statements.

In September 2011, a pronouncement was issued that amended the guidance for goodwill impairment testing. The pronouncement allows the entity to perform an initial qualitative assessment to determine whether it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount. This assessment is used as a basis for determining whether it is necessary to perform the two step goodwill impairment test. The methodology for how goodwill is calculated, assigned to reporting units, and the application of the two step goodwill impairment test have not been revised. The pronouncement is effective for fiscal years beginning after December 15, 2011. We adopted this pronouncement in the fourth quarter of fiscal 2011. The adoption did not have a significant impact on our condensed consolidated financial statements.

In December 2011, a pronouncement was issued that amended the guidance related to the disclosure of recognized financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The amended provisions are effective for fiscal years beginning on or after January 1, 2013, and are required to be applied retrospectively for all prior periods presented. As this pronouncement relates to disclosure only, the adoption of this amendment will not have a significant impact on our condensed consolidated financial statements.

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

The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent consolidated results of operations. For more information on our accounting policies, please refer to the Notes to Consolidated Financial Statements in this annual report on Form 10-K.

Revenue Recognition

•

We recognize Store sales at the point of sale, and Direct sales at an estimated date of receipt by the customer. Amounts billed to customers for shipping and handling of Direct sales are classified as other revenues. We must make estimates of future sales returns related to current period sales. Management analyzes historical returns, current economic trends and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns.

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

Inventory Valuation

Merchandise inventories are carried at the lower of average cost or market value. We capitalize certain design, purchasing and warehousing costs in inventory. We evaluate all of our inventories to determine excess inventories based on estimated future sales. Excess inventories may be disposed of through our Direct channel, factory stores and other liquidations. Based on historical results experienced through various methods of disposition, we write down the carrying value of inventories that are not expected to be sold at or above cost. Additionally, we reduce the cost of inventories based on an estimate of lost or stolen items each period.

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

Goodwill and Intangible Assets

The Acquisition of the Company was accounted for as a purchase business combination, whereby the purchase price paid was allocated to recognize the acquired assets and liabilities at fair value. In connection with the purchase price allocation, intangible assets were established for the J.Crew and Madewell trade names, loyalty program, customer lists and favorable lease commitments. The purchase price in excess of the fair value of assets and liabilities was recorded as goodwill, which consists primarily of intangible assets related to the knowhow, design and merchandising of the Company’s brands that do not qualify for separate recognition.

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

We assess the recoverability of goodwill at the reporting unit level, which consists of our operating segments, Stores and Direct. In this assessment, we first compare the estimated enterprise fair value of each of our reporting units to its recorded carrying value. We estimate the enterprise fair value based on discounted cash flow techniques. If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which we allocate the enterprise fair value to the fair value of the reporting unit’s net assets. The second step of the impairment testing process requires, among other things, estimates of fair values of substantially all of our tangible and intangible assets. Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit. If the recorded goodwill balance for a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value.

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

With respect to uncertain tax positions that we have taken or expected to be taken on a tax return, we recognize in our financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized from uncertain positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon effective settlement.

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

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Senior Credit Facilities carry floating rates of interest that are a function of prime rate and LIBOR. If LIBOR increases above 1.25%, a 0.125% increase in the floating rate applicable to the $1,179 million outstanding under the Term Loan Facility would result in a $1.5 million increase in our annual interest expense. Assuming all revolving loans are drawn under the $250 million ABL Facility, a 0.125% change in the floating rate would result in a $0.3 million change in our annual interest expense. For more information with respect to our interest rate risk, see Risks Related to Our Indebtedness and Certain Other Obligations in Item 1A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Index to Financial Statements”, which is located on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2013 and concluded that it is effective.

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

DIRECTORS

Our current Board consists of six members, who have been elected pursuant to a stockholders’ agreement between our Sponsors and Mr. Drexler. All of the directors, except Mr. Squeri and Mr. Drexler, are employees of our Sponsors and are therefore deemed to be affiliates. The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years, their ages and the year first elected as a director are set forth below.

Name	Age	Year First Elected Director
James Coulter	53	1997
John Danhakl	56	2011
Millard Drexler	68	2003
Jonathan Sokoloff	55	2011
Stephen Squeri	54	2012
Carrie Wheeler	41	2011

James Coulter (53). Mr. Coulter has been a director since 1997. Mr. Coulter is a TPG Founding Partner. Mr. Coulter serves as a member on numerous corporate and charitable boards including Lenovo, The Neiman Marcus Group, Inc., Creative Artist Agency, IMS Health, Inc., and the Vincraft Group. We believe Mr. Coulter’s qualifications to sit on our Board include his experience in finance and extensive and diverse experience in domestic and international business.

John Danhakl (56). Mr. Danhakl has been a director since 2011. Mr. Danhakl has been a Managing Partner of Leonard Green & Partners, L.P. since 1995. He serves on the board of directors of Air Lease Corp., Animal Health, Inc., Arden Group, Inc., Horseshows In the Sun, Inc., IMS Health Inc., Leslie’s Poolmart, Inc., The Neiman Marcus Group, Inc., Petco Animal Supplies, Inc. and The Tire Rack, Inc. He previously served on the Boards of AsianMedia Group LLC, Big 5 Sporting Goods Corporation, Communications and Power Industries, Inc., Diamond Triumph Auto Glass, Inc., Liberty Group Publishing, Inc., MEMC Electronic Materials, Inc., Phoenix Scientific, Inc., Rite Aid Corporation, Sagittarius Brands, and VCA Antech, Inc. We believe Mr. Danhakl’s qualifications to sit on our Board include his experience as a private equity investor and his experience as a director of numerous privately-held and publicly-held companies.

Millard Drexler (68). Mr. Drexler has been our Chief Executive Officer, Chairman of the Board and a director since 2003. Before joining J.Crew, Mr. Drexler was Chief Executive Officer of The Gap, Inc. from 1995 until 2002, and was President of The Gap, Inc. from 1987 to 1995. Mr. Drexler also serves on the board of directors and compensation and nominating and corporate governance committees of Apple, Inc. We believe Mr. Drexler’s qualifications to sit on our Board include his extensive experience as a CEO in the retail industry, his executive leadership and management experience, and his experience as a board member of a leading consumer products company.

Jonathan Sokoloff (55). Mr. Sokoloff has been a director since 2011. Mr. Sokoloff has been a Managing Partner of Leonard Green & Partners, L.P. since 1994 and joined Leonard Green & Partners, L.P. in 1990. Mr. Sokoloff also serves on the boards of directors of Whole Foods Market, Inc. and several private companies in the retail consumer area and served on the board of directors of Rite Aid Corporation until May 2011. We believe Mr. Sokoloff’s qualifications to sit on our Board include his experience as a private equity investor and his experience as a director of other retail companies.

Stephen Squeri (54). Mr. Squeri was a director of J.Crew Group, Inc. from September 2010 until March 2011 and he rejoined the Company’s board of directors in June 2012. Mr. Squeri has been Group President, Global Corporate Services at American Express Company since November 2011. Prior to that, he was Group

President, Global Services since 2009. In addition, from July 2008 to September 2010, he was the head of Corporate Development, overseeing mergers and acquisitions for American Express. Mr. Squeri joined American Express in 1985. Prior to joining American Express, Mr. Squeri was a management consultant at Arthur Andersen and Company from 1982 to 1985.

Carrie Wheeler (41). Ms. Wheeler has been a director since 2011. Ms. Wheeler is a TPG Partner, which she joined in 1996. Prior to TPG, she was with Goldman, Sachs & Co. from 1993 to 1996. Ms. Wheeler also serves on the board of directors of The Neiman Marcus Group, Inc. and Petco Animal Supplies, Inc. We believe Ms. Wheeler’s qualifications to sit on our Board include her financial expertise as well as her experience as a director of two other retail companies.

See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

EXECUTIVE OFFICERS

The names and ages of our executive officers, along with their positions and qualifications, are set forth below.

Name	Age	Position
Millard Drexler	68	Chairman and Chief Executive Officer
Stuart Haselden	43	Senior Vice President, Chief Financial Officer
Jenna Lyons	44	President, Executive Creative Director
Lynda Markoe	46	Executive Vice President, Human Resources
James Scully	48	Chief Administrative Officer
Libby Wadle	40	Executive Vice President, J.Crew

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

Stuart Haselden. Mr. Haselden has been the Company’s Senior Vice President, Chief Financial Officer since May 2012. Prior to that, he was our Senior Vice President of Finance and Treasurer since 2009 and served as our Vice President of Financial Planning & Analysis from 2006 to 2009. Before joining J.Crew, Mr. Haselden served as the Vice President of Strategic Planning for Saks Incorporated where he held a variety of positions from 1999 to 2005.

Jenna Lyons. Ms. Lyons has been the Company’s President, Executive Creative Director since July 2010, and before that served as Executive Creative Director since April 2010. Prior to that, she was Creative Director since 2007 and, before that, was Senior Vice President of Women’s Design since 2005. Ms. Lyons joined J.Crew in 1990 as an Assistant Designer and has held a variety of positions within the Company, including Designer from 1994 to 1995, Design Director from 1996 to 1998, Senior Design Director in 1999, and Vice President of Women’s Design from 1999 to 2005.

Lynda Markoe. Ms. Markoe has been the Company’s Executive Vice President, Human Resources since 2007 and was previously Vice President and then Senior Vice President, Human Resources since 2003. Before joining J.Crew, Ms. Markoe worked at The Gap, Inc. where she held a variety of positions over 15 years.

James Scully. Mr. Scully has been the Company’s Chief Administrative Officer since 2008 and was also Chief Financial Officer from 2005 to 2012. Prior to joining J.Crew, Mr. Scully served as Executive Vice President of Human Resources and Strategic Planning of Saks Incorporated from 2004. Before that Mr. Scully served as Saks Incorporated’s Senior Vice President of Strategic and Financial Planning from 1999 to 2004 and as Senior Vice President, Treasurer from 1997 to 1999. Prior to joining Saks Incorporated, Mr. Scully held the position of Senior Vice President of Corporate Finance at Bank of America (formerly NationsBank) from 1994 to 1997.

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

CORPORATE GOVERNANCE

Election of Members to the Board of Directors

As a private company, members of the Board of Directors are nominated and elected in accordance with the provisions of the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State, the Company’s Amended and Restated Bylaws and the stockholders agreement with the Sponsors.

Code of Ethics and Business Practices

The Company has a Code of Ethics and Business Practices that applies to all Company associates, including its Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller, as well as members of the Board. The Code of Ethics and Business Practices is available free of charge on the investor relations section of our website at www.jcrew.com or upon written request to the Secretary of the Company, J.Crew Group, Inc., 770 Broadway, New York, New York 10003. Any updates or amendments to the Code of Ethics and Business Practices, and any waiver that applies to the Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller will also be posted on the website. There were no such waivers in fiscal 2012.

Board Committees

Our Board has established an audit committee and a compensation committee. Ms. Wheeler and Mr. Squeri are currently the members of our audit committee. The audit committee recommends the annual appointment of auditors with whom the audit committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. Though not formally considered by our Board given that our securities are not traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the national securities exchange upon which our common stock was previously listed, we believe that Mr. Squeri would be considered independent but Ms. Wheeler would not be considered independent because of her employment by one of the Sponsors. The members of our compensation committee are Mr. Coulter, Mr. Sokoloff, Mr. Squeri and Ms. Wheeler. The compensation committee reviews and approves the compensation of our executive officers, authorizes and ratifies stock option and/or restricted stock grants and other incentive arrangements, and authorizes employment agreements with our executive officers.

Each of the Sponsors has the right to have at least one of its directors sit on each committee of the Board of Directors, to the extent permitted by applicable laws and regulation.

Director Independence

Because of our status as a voluntary filer and because our securities are not traded on any national securities exchange, the Board has not formally reviewed whether Mr. Squeri can be considered independent under the independence standards of the New York Stock Exchange. Messrs. Coulter, Danhakl and Sokoloff and Ms. Wheeler are employees of our Sponsors and therefore would not be considered independent under these standards. In addition, Mr. Drexler, who is an employee of the Company, would also not be considered independent.

Audit Committee Financial Expert

In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, we are not required to have an “audit committee financial expert,” however we have determined that neither Ms. Wheeler nor Mr. Squeri would qualify for this designation.

Section 16(a) Beneficial Ownership Reporting Compliance

In light of our status as a privately held company, Section 16(a) of the Securities Exchange Act of 1934, as amended, does not apply to our directors, executive officers and significant stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

In general, this section focuses on, and provides a description of, our executive compensation process and a detailed discussion of each of the key elements of our compensation program for fiscal 2012 as they apply to the individuals named in the Summary Compensation Table (the “Named Executive Officers”). Our compensation committee (the “Committee”) consists of representatives from our Sponsors and Mr. Squeri. The following is a discussion of the current compensation philosophy and programs applicable to our executive officers in fiscal 2012.

2012 Compensation Philosophy and Compensation Program Objectives

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

We seek to achieve the objectives of our executive compensation program by offering a compensation package that utilizes three key elements: (1) base salary, (2) annual cash incentives, and (3) long-term equity incentives. We believe that together these elements support the objectives of our compensation program without encouraging unnecessary or excessive risk taking on the part of the Company’s associates.

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

The 2012 Executive Compensation Process

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

The Committee is responsible for making all decisions with respect to the compensation of the executive officers. With respect to the executive officers other than the CEO, the Committee’s compensation decisions involve the review of recommendations made by our CEO and Executive Vice President of Human Resources (“EVP—HR”). The CEO and EVP—HR attend the Committee’s meetings and provide input to the Committee regarding the effectiveness of the compensation program in attracting and retaining key talent. They make recommendations to the Committee regarding executive merit increases, short-term and long-term incentive awards and compensation packages for executives being hired or promoted. The Committee also considers the CEO’s evaluation of the performance of the executive officers (other than the CEO), each of whom report to him.

The compensation of the CEO is determined by the Committee independently of management. The Committee makes decisions about the CEO’s compensation during executive session outside the presence of the CEO. Annually, outside directors of the Board evaluate the performance of the CEO and that evaluation is then communicated to the CEO by the Chairman of the Committee.

The Committee’s process for determining executive compensation is straightforward. In the first quarter of each fiscal year, the Committee’s primary focus is to review base salaries, determine payout amounts for annual cash incentives in respect of the prior fiscal year for the executive officers, and review long-term equity for the senior officers and certain other key associates. At this time, the Committee also reviews and establishes performance metrics for the current fiscal year’s annual cash incentive plan.

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

Outside Compensation Consultant

No independent executive compensation consultants were retained by the Compensation Committee during fiscal 2012.

Benchmarking Process

In making compensation decisions for fiscal 2012, the Committee considered the competitive market for executives and compensation levels provided by comparable companies. The comparative group used to benchmark compensation with respect to our executive officers and other key associates is composed of specialty retailers with highly visible brands that we view as competitors for customers and/or executive talent. For fiscal 2012, the peer companies were Abercrombie & Fitch Co., Aéropostale Inc., American Eagle Outfitters, Inc., ANN, Inc., Chico’s FAS, Inc., Coach, Inc., The Gap, Inc., Guess, Inc., Limited Brands, Ralph Lauren Corp., Under Armour, Inc. and Urban Outfitters, Inc. In addition, we monitor the marketplace for innovative and creative compensation programs of those companies that we view as leading their industry.

We also consider compensation survey data from surveys in which we participate or purchase from a variety of publishers which may incorporate data from other industries. Though the Company generally targets salary levels at the median of our peer group, total compensation may exceed or fall below the median for certain of our executive officers and other key associates since one of the objectives of our compensation program is to consistently reward and retain top performers and to differentiate compensation based upon individual and Company performance.

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

Mr. Drexler’s substantial investment in the Company and the size of his equity incentive awards are consistent with his role as an owner-manager and are designed to ensure his commitment to the long-term future of the Company. Details regarding Mr. Drexler’s compensation package are contained in tables that follow. In addition, a description of his employment agreement, entered into in connection with the consummation of the Acquisition (the “Drexler Agreement”), begins on page 51. We intend to continue to evaluate the components and level of our CEO’s compensation on an ongoing basis.

Components of the Executive Compensation Program

We believe that a substantial portion of executive compensation should be performance-based. We believe it is essential for executives to have a meaningful equity stake linked to the long-term performance of the Company and, therefore, we have created compensation packages that aim to foster an owner-operator culture. As such, other than base salary, compensation of our executive officers is largely comprised of variable or “at-risk” incentive pay linked to the Company’s financial performance and individual contributions. Other factors we consider in evaluating executive compensation include internal pay equity, external market and competitive information, assessment of individual performance, level of responsibility, and the overall expense of the program. In addition, we also strive to offer benefits competitive with those of our peer group and appropriate perquisites.

Base Salary

Base salary represents the fixed component of our executive officers’ compensation. The Committee sets base salary levels based upon experience and skills, position, level of responsibility, the ability to replace the individual, and market practices. The Committee reviews base salaries of the executive officers annually and approves all salary increases for the executive officers, including Mr. Drexler. Increases are based on several factors, including the Committee’s assessment of individual performance and contribution, promotions, level of responsibility, scope of position, competitive market data, and general economic, retail and business industry conditions, as well as, with respect to our executive officers other than Mr. Drexler, input from Mr. Drexler and the EVP—HR.

In spring 2012, in conjunction with its annual review process, the Committee reviewed base salaries for the Named Executive Officers. The Committee decided that Mr. Drexler’s base salary was to remain at $200,000 given his role as owner-manager. This salary is well below the salary level normally provided to a Chief Executive Officer of a company of comparable size, complexity, and performance and below the median level of our peer group. Ms. Lyons, Mr. Scully, Ms. Wadle and Ms. Markoe did not receive salary increases at the time of the annual review based upon the Company’s business results, external market conditions and internal comparisons. In connection with his promotion to Chief Financial Officer in May 2012, Mr. Haselden received a salary increase of 18%.

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

The Company’s goals for EBITDA are linked to our budget and plan for long-term success. These EBITDA performance targets are the key measures used to determine whether an incentive award will be paid for the fiscal year and, to the extent achieved, determine the range of the incentive award opportunity for the Named Executive Officers. We calculate EBITDA using the net income recorded for the Company in accordance with Generally Accepted Accounting Principles (GAAP), adding back interest, depreciation, amortization and income tax expenses for the applicable fiscal year. We also adjust for items such as non-cash share-based compensation as well as the impact of purchase accounting resulting from the Acquisition.

Annual incentive awards to our Named Executive Officers are paid from the same incentive pool used for all of our eligible associates. For fiscal 2012, the potential size of the total pool was determined by the Company’s performance against pre-established Adjusted EBITDA goals for the fiscal year ended February 2, 2013, which were approved by the Committee on April 11, 2012 as follows:

	Threshold	Target	Max	Super Max
% of Target Incentive Pool Funded	33%	100%	200%	250%
Adjusted EBITDA goal (in millions)	$315	$322	$360	$380

To develop the target incentive pool, we add up the target incentive awards assigned to each plan participant. Mr. Drexler’s target award for fiscal 2012 was $1,200,000, as defined in his employment agreement, with a range of potential payment from $0 to $3,000,000. Target awards of the Named Executive Officers, other than Mr. Drexler, are expressed as a percentage of salary for the relevant fiscal year. The target award for Ms. Lyons, Mr. Scully and Ms. Wadle for fiscal 2012 was 75%, with a range of potential payments from zero to 187.5% of annual base salary. The target percentage for Ms. Markoe was 50%, with a range of potential payments from zero to 125% of annual base salary. The target percentage for Mr. Haselden was 35%, with a range of potential payments from zero to 87.5% of annual base salary.

If the Company does not meet the threshold Adjusted EBITDA target, then no payments are made with respect to the annual incentive awards plan, including to the Named Executive Officers.

The Committee determines the amount of Mr. Drexler’s annual incentive award independently of management, with no fixed or specific mathematical weighting applied to the performance metrics or any element of his individual performance. The Committee approves his incentive award based upon the Adjusted EBITDA targets, the performance metrics and other business performance factors they deem relevant.

The Committee determines the amount of the annual incentive awards for the other Named Executive Officers using its discretion, subject to the maximum specified in the plan. In making this determination, the Committee takes into account the recommendations of Mr. Drexler. Each of the other Named Executive Officers reports directly to Mr. Drexler, except for Mr. Haselden who reports to Mr. Scully. Mr. Drexler takes significant time to review both the quantitative and qualitative performance results of each such executive and recommends to the Committee an incentive award amount for each of them. Provided the threshold Adjusted EBITDA target is achieved, Mr. Drexler then considers whether to recommend payouts for individuals at the level established by Adjusted EBITDA results and within the range established by each Named Executive Officer’s target incentive. Final annual incentive awards are established based on the overall judgment of the Committee, taking into account the recommendations made by Mr. Drexler, with no fixed or specific mathematical weighting applied to any element of individual performance.

For fiscal 2012, the Company achieved a level of Adjusted EBITDA that resulted in the incentive pool being funded at the maximum level. As of the filing date of this report, the Committee has not yet determined the amount of the annual cash incentive awards payable to each of the Named Executive Officers, but the Committee expects to make such a determination by April 15, 2013 and will file a current report on Form 8-K at such time. As with prior years, the Committee may exercise its judgment to set the awards at the specified level for each individual, taking into account the Company’s performance against the Adjusted EBITDA target and the performance metrics, each individual’s contributions to the Company’s fiscal 2012 performance, and each individual’s performance and the results achieved in the business areas for which they had responsibility during fiscal 2012.

Long-Term Equity Incentives

Our Named Executive Officers’ compensation is heavily weighted in long-term equity as we believe stockholder value is achieved through an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key associates. By providing our executives with an equity stake in the Company, we are better able to align the interests of our Named Executive Officers and our Sponsors. In establishing long-term equity incentive grants for our Named Executive Officers, the Committee reviews certain factors, including the outstanding equity investment and grants held both by the individual and by our executives as a group, total compensation, performance, vesting dates of outstanding grants, tax and accounting costs, potential dilution and other factors.

In 2011, our Named Executive Officers and certain key members of management were provided the opportunity to roll over on a tax deferred basis, shares of J.Crew Group, Inc. stock and stock options they held into shares or stock options, as applicable, of the Parent in connection with the consummation of the Acquisition. They were also provided the opportunity to purchase shares of the Parent. As a result, Mr. Drexler contributed an aggregate amount of 2,287,545 shares worth approximately $99.5 million in exchange for an ownership interest in Parent following the Acquisition. Mr. Haselden contributed 12,221 stock options, 500 shares and $50,913 cash in exchange for an ownership interest of approximately $218,000. Ms. Lyons contributed 30,651 shares and 218,401 stock options in exchange for an ownership interest of approximately $4 million. Mr. Scully contributed 19,157 shares and 102,491 stock options in exchange for an ownership interest of approximately $2.5 million. Ms. Wadle contributed 100,590 stock options, 6,804 shares and $370,692 cash in exchange for an ownership interest of approximately $2 million. Ms. Markoe contributed 7,663 shares and 45,129 stock options in exchange for an ownership interest of approximately $1 million.

Also in 2011, the compensation committee approved stock option awards to the Named Executive Officers under a new equity incentive plan, consistent with their view of long-term equity incentives as an important part of an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key associates. The number of options awarded to each individual was “front-loaded” and intended to represent a long-term equity opportunity. The options will vest upon meeting certain time- and performance-based conditions. The Committee does not expect to make equity awards on an annual basis. As a result, no equity awards were made to Messrs. Drexler and Scully and Mss. Lyons, Markoe and Wadle in fiscal 2012. Mr. Haselden did receive an award of 300,000 stock options in May 2012 in connection with his promotion to Chief Financial Officer. The grant date fair value of the options awarded to Mr. Haselden is shown in the Grants of Plan-Based Awards table shown on page 53.

Equity Ownership. We believe that Company executives should have a meaningful ownership stake in the Company to underscore the importance of linking executive and investor interests, and to encourage an owner-manager and long-term perspective in managing the business. This ownership stake has been achieved through the roll over of shares and stock options, the opportunity for cash investment and the award of stock options in 2011.

Benefits and Perquisites. Benefits are provided to our Named Executive Officers in the same manner that they are provided to all other associates. Our Named Executive Officers are eligible to participate in the Company’s 401(k) plan (which includes a Company match component) and receive the same health, life, and disability benefits available to our associates generally.

We offer all of our associates (including the Named Executive Officers) and directors a discount on most merchandise in our stores, and through our Direct channel. We offer this discount because it is beneficial to our Company to encourage associates and directors to shop in our stores and online. Additionally, this discount represents common practice in the retail industry. This discount is extended to IRS qualified dependents, spouses and same-sex domestic partners. Federal tax law requires that the value of any discount extended to a same sex domestic partner be taxed as wages to the associate and further requires the Company to include the value of the discount as income to the associate.

We do not offer a defined benefit pension, supplemental executive retirement plan (SERP) or a non-qualified deferred compensation plan to our associates or Named Executive Officers.

In addition, from time to time the Company agrees to provide certain executives with perquisites. The Company provides these perquisites on a limited basis in order to attract key talent and to enhance business efficiency. We believe these perquisites are in line with market practice. For fiscal 2012, we provided certain Named Executive Officers with the following perquisites:

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

The cost incurred by the Company for certain of these perquisites is detailed in the Summary Compensation Table on page 50.

Tax Gross-ups. Pursuant to the terms of Mr. Drexler’s employment agreement, Mr. Drexler is entitled to receive a gross up in the event that any payment or benefit provided to him in connection with a change in control (as defined in Section 280G of the Code) occurring after our equity securities once again are publicly traded is subject to the excise taxes imposed by Section 4999 of the Code. If a change in control occurs while the

Company is private, the Company and Mr. Drexler will use their reasonable best efforts to seek shareholder approval of any parachute payments. These provisions were negotiated as a part of Mr. Drexler’s employment agreement in connection with the Acquisition. While other executive officers may also have excess parachute payments that are subject to the excise taxes, no such other executive officer is entitled to a tax gross up from the Company.

Sections 280G and 4999 of the Code impose a 20% non-deductible excise tax on certain employees in connection with change in control payments. Generally, Section 280G applies to any employee, director or independent contractor of a company who is also (i) a 1% or greater stockholder of the company, (ii) one of the 50 highest compensated officers of the company or (iii) a highly compensated individual (an individual whose annual compensation equals or exceeds a threshold ($115,000 for 2012) and who is also a member of the smaller of the following two groups: (1) the highest paid 1% of individuals performing services for the company and (2) the highest paid 250 employees of the company) who receive compensation above specified levels in connection with a change in control of their employer. The excise tax applies if the amounts received by an employee in connection with the change in control (the “parachute payments”) (including any value attributed to the accelerated vesting of options in connection with a change in control) exceed three times such employee’s average W-2 compensation for the five years prior to the year in which the change in control occurs. Amounts subject to the excise tax are also not permitted to be deducted as compensation for federal income tax purposes by the employer.

Employment Agreements

From time to time, the Company enters into employment agreements in order to attract and retain key executives. Messrs. Drexler, Haselden and Scully and Mss. Lyons and Wadle are parties to an employment agreement. As described beginning on page 51, the employment agreements generally define the executive’s position, specify a minimum base salary, and provide for participation in our annual and long-term incentive plans, as well as other benefits. Most of the agreements contain covenants that limit the executives’ ability to compete with us or solicit our associates or customers for a specified period following termination. The agreements also provide for various benefits under certain termination scenarios, as detailed beginning on page 55. In general, these benefits consist of salary continuation for periods ranging from twelve (12) to eighteen (18) months, a pro-rata cash incentive award for the year in which termination occurred, and in some cases, the acceleration or continued vesting (in accordance with the original vesting schedule) of a portion of unvested equity. The agreements provide for automatic renewal upon the same terms and conditions, unless either party gives written notice of its intent not to renew. The provisions vary by executive because each agreement is negotiated by the Company and the Named Executive Officer on an individual basis at the time of hire or renewal, as applicable. We believe that these agreements enhance our ability to recruit and retain the Named Executive Officers, offer them a degree of security in the very dynamic environment of the retail industry, and protect us competitively through non-competition and non-solicitation requirements if executives terminate their employment with us.

The section below contains information, both narrative and tabular, regarding the types of compensation paid to (i) our principal executive officer, (ii) our principal financial officer and (iii) and our remaining Named Executive Officers as of the end of fiscal 2012. The Summary Compensation Table contains an overview of the amounts paid to our Named Executive Officers for fiscal years 2012, 2011 and 2010. The tables following the Summary Compensation Table—the Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year-End, and Option Exercises and Stock Vested—contain details of our Named Executive Officers’ recent non-equity incentive and equity grants, past equity awards, general equity holdings, and option exercises. Finally, we have included a table showing potential severance payments to our Named Executive Officers pursuant to their individual employment agreements and certain of our equity incentive plans, assuming, for these purposes that the relevant triggering event occurred on February 2, 2013.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to or earned during fiscal years 2012, 2011 and 2010 by our Named Executive Officers:

Name and Principal Position	Fiscal Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(3) ($)	All Other Comp- ensation(4) ($)	Total ($)
Millard Drexler,	2012	$203,846	(2)	$0	$0	$45,487	$249,333
Chairman and Chief	2011	$200,000	0	$0	$11,318,500	$1,668,809	$13,187,309
Executive Officer	2010	$200,000	0	$0	$4,676,750	$44,439	$4,921,189

Stuart Haselden,	2012	$390,154	(2)	$0	$70,500	$52,229	$512,883
Senior Vice President and
Chief Financial Officer

Jenna Lyons,	2012	$1,019,231	(2)	$0	$0	$784,850	$1,804,081
President—	2011	$1,000,000	0	$0	$2,013,693	$9,800	$3,023,493
Executive Creative Director	2010	$885,096	$175,000	$1,050,600	$2,518,250	$9,800	$4,638,746

James Scully,	2012	$713,462	(2)	$0	$0	$494,281	$1,207,743
Executive Vice President and	2011	$700,000	$500,000	$0	$754,585	$9,800	$1,964,385
Chief Administrative Officer(5)	2010	$661,154	0	$525,300	$863,400	$9,800	$2,059,654

Libby Wadle,	2012	$713,462	(2)	$0	$0	$397,425	$1,110,887
Executive Vice President—	2011	$650,000	0	$0	$646,767	$9,800	$1,306,567
J. Crew	2010	$551,442	0	$875,500	$1,079,250	$9,800	$2,515,992

Lynda Markoe,	2012	$433,173	(2)	$0	$0	$203,712	$636,885
Executive Vice President—	2011	$420,673	$300,000	$0	$377,293	$9,800	$1,107,766
Human Resources

(1)	With respect to fiscal 2012, represents the total amount earned by each Named Executive Officer during the fifty-three week fiscal year. Fiscal years 2011 and 2010 consisted of fifty-two weeks.
(2)	Represents the annual cash incentive awards under our Company annual cash incentive plan and discretionary bonus awards earned by each Named Executive Officer. As of the filing date of this report, the Committee has not yet determined the amount of the annual cash incentive awards payable in respect of fiscal 2012, but expects to make such determination by April 15, 2013. See page 47 for a description of our annual cash incentive plan. For fiscal years 2011 and 2010, no annual cash incentive awards were paid to the Named Executive Officers; however, discretionary cash bonuses were paid to Mr. Scully and Ms. Markoe in fiscal year 2011 in the amount of $500,000 and $300,000, respectively, in recognition of their significant role in leading the Company through the Acquisition. In addition, for Ms. Lyons, represents a $175,000 payment in fiscal year 2010 with respect to a long-term incentive award made in April 2006.
(3)	For each of the Named Executive Officers, represents the grant date fair value we calculated under Accounting Standards Codification (ASC) 718—Compensation—Stock Compensation as share-based compensation in our financial statements for fiscal years 2012, 2011 and 2010 of restricted stock awards and stock option grants made in those fiscal years. For awards subject to performance conditions, the amount reflects the full grant date fair value of the awards based on the probable outcome of the performance conditions. For restricted stock awards and stock option grants that were rolled over in connection with the Acquisition, there was no incremental increase in the fair value of such shares as the number of options and exercise price were adjusted to maintain the intrinsic value on the date of the modification. See note 6, “Share Based Compensation” to our consolidated financial statements for a description of assumptions underlying valuation of equity awards.

(4)	All other compensation for fiscal year 2012 consisted of the following:

	Matching Contributions (i)	Legal Fees (ii)	Medical Concierge (iii)	Dividend Equivalents (iv)	Total
Millard Drexler	$—	$8,584	$36,903	$—	$45,487
Stuart Haselden	$10,000	$—	$—	$42,229	$52,229
Jenna Lyons	$10,000	$—	$—	$774,850	$784,850
James Scully	$10,000	$—	$—	$484,281	$494,281
Libby Wadle	$10,000	$—	$—	$387,425	$397,425
Lynda Markoe	$10,000	$—	$—	$193,712	$203,712

(i)	Represents total Company contributions to each Named Executive Officer’s account in the Company’s tax-qualified 401(k) Plan.
(ii)	Represents the Company’s reimbursement for certain legal fees paid to Mr. Drexler’s personal attorneys in connection with his role with the Company, including in connection with the Acquisition.
(iii)	Represents Company payment for medical concierge services, as provided by Mr. Drexler’s employment agreement.
(iv)	Represents cash equivalent payments made in connection with the declaration of a special cash dividend to stockholders of record on December 17, 2012 of the Parent’s Class A common stock and Class L common stock. The Named Executive Officers, other than Mr. Drexler, received aggregate dividend equivalent payments based on the number of shares of vested rollover stock options that they held at the time of the dividend.
(5)	Mr. Scully also served as Chief Financial Officer until Mr. Haselden was promoted to the position, effective May 15, 2012.

Named Executive Officer Employment Agreements

Millard Drexler

Mr. Drexler entered into an employment agreement with us, effective March 7, 2011, pursuant to which Mr. Drexler will continue to serve as our Chief Executive Officer and as the Chairman of our Board. The agreement provides for an initial term of employment through March 7, 2015, subject to automatic renewal for successive one-year period thereafter unless either Mr. Drexler or the Company provides a notice of non-renewal at least 90 days before the expiration of the then current term. Pursuant to the employment agreement, Mr. Drexler receives a base salary of $200,000 and has an opportunity to earn an annual bonus award, with a target opportunity of $1,200,000, based on the achievement of certain performance metrics determined by the Board or a committee thereof. Mr. Drexler is eligible to participate in the Company’s employee benefit plans and the Company will pay or reimburse Mr. Drexler for an amount of up to $50,000 per year for the cost of maintaining the benefits provided under one or more concierge medical services arrangements to be selected by Mr. Drexler. In the event that Mr. Drexler’s employment is terminated prior to the end of the initial four-year term or any subsequent one-year extension term without cause or by Mr. Drexler for good reason (each as defined in the agreement), Mr. Drexler will receive, among other things (i) a payment equal to any accrued but unpaid base salary as of the date of termination, the value of any accrued vacation pay, and the amount of any expenses properly incurred by Mr. Drexler prior to the termination date and not yet reimbursed, (ii) a payment equal to one year’s base salary plus Mr. Drexler’s target bonus, (iii) a payment equal to the pro-rated annual bonus that Mr. Drexler would have earned for the year in which his termination occurs, based on the actual achievement of applicable performance objectives in the performance year in which the termination date occurs; and (iv) the immediate vesting of all equity awards previously granted to Mr. Drexler that remain outstanding as of the termination date. The agreement also provides that Mr. Drexler is entitled to a full gross up for excise taxes incurred under Sections 280G and 4999 of the Code in connection with any change in control occurring after our equity securities once again become publicly traded.

As described above, pursuant to the terms of the agreement Mr. Drexler received an option grant under the Company’s equity incentive plan in fiscal year 2011. These options will vest upon meeting certain time- and performance-based vesting conditions and will vest in full upon the occurrence of a change in control or, as described above, a termination of his employment without cause or by him for good reason. The agreement also provides that Mr. Drexler will be subject to non-solicitation and non-competition covenants during his employment and for a period of two years and one year, respectively, following the termination of his employment, regardless of the reason for such termination.

Stuart Haselden

Mr. Haselden entered into an employment agreement with us pursuant to which he has agreed to serve as Chief Financial Officer for three years beginning in May 2012, subject to automatic one-year renewals unless we provide two month’s written notice or Mr. Haselden provides four month’s written notice, in each case prior to the expiration of the current term. The agreement provides for a minimum annual base salary of $400,000, which will be reviewed annually by us, and an annual cash incentive award with a target of 35% of base salary, up to a maximum bonus of 87.5% of base salary. The agreement also subjects Mr. Haselden to non-competition covenants during his employment and for a period of twelve (12) months and non-solicitation covenants during his employment and for a period of eighteen (18) months, each following termination of employment for any reason. In the event his employment is terminated without “cause,” for “good reason,” or as a result of the Company’s non-renewal of the agreement, Mr. Haselden is entitled under the agreement to certain post-employment compensation, as detailed beginning on page 56.

Jenna Lyons

Ms. Lyons entered into a second amended and restated employment agreement with us pursuant to which she has agreed to serve as Creative Director for five years beginning in December 2007, subject to automatic one-year renewals unless we or Ms. Lyons provide four month’s written notice prior to the expiration of the current term. The agreement provides for a minimum annual base salary of $675,000, which will be reviewed annually by us, and an annual cash incentive award with a target of 50% of base salary. In addition, the agreement provided for payment by the Company of a cash contract supplement of $2,000,000 which was paid to Ms. Lyons in January 2008. The agreement also subjects Ms. Lyons to non-competition and non-solicitation covenants during her employment and for a period of twelve (12) months following termination of employment for any reason (except that the non-competition covenant will not apply in the event Ms. Lyons’ employment is terminated by the Company “without cause,” by Ms. Lyons for “good reason” or because the Company provides Ms. Lyons with written notice of our intention not to renew the employment agreement). In the event her employment is terminated without “cause” or for “good reason,” Ms. Lyons is entitled under the agreement to certain post-employment compensation, as detailed beginning on page 57.

Ms. Lyons also entered into a long-term incentive agreement with us in April 2006, pursuant to which she received a long-term cash incentive award and a restricted stock grant provided she remains employed with us through the vesting and payment dates of each award. The agreement provides for a cash incentive award of $350,000, which was paid in two equal annual installments of $175,000 on August 28, 2009 and August 27, 2010. In addition, under the terms of the agreement, she was awarded 15,000 shares of restricted stock which vested on August 1, 2010.

James Scully

Mr. Scully has entered into an amended and restated employment agreement with us, effective April 6, 2008, pursuant to which he has agreed to serve as our Chief Administrative Officer for three years beginning in April 2008, subject to automatic one-year renewals unless we or Mr. Scully provide four month’s written notice prior to the expiration of the then current term. The agreement provides for a base salary of $600,000, which will be reviewed annually by us. Mr. Scully is eligible to receive an annual cash incentive award with a target of 75% of base salary based upon the achievement of certain Company and individual performance objectives to be determined each year. The agreement subjects Mr. Scully to non-competition and non-solicitation covenants during his employment and for a period of twelve (12) and eighteen (18) months, respectively, following termination of employment for any reason (except that the non-competition covenant will not apply in the event Mr. Scully’s employment is terminated by the Company without “cause,” by Mr. Scully for “good reason” or because the Company provides Mr. Scully written notice of our intention not to renew the agreement). In the event his employment is terminated without “cause” or for “good reason,” Mr. Scully is entitled under the agreement to certain post-employment compensation, as detailed beginning on page 58.

Libby Wadle

Ms. Wadle entered into an employment agreement with us pursuant to which she has agreed to serve as Executive Vice President—J.Crew for three years beginning in November 2011, subject to automatic one-year renewals unless we or Ms. Wadle provide two month’s written notice prior to the expiration of the current term. The agreement provides for a minimum annual base salary of $700,000, which will be reviewed annually by us, and an annual cash incentive award with a target of 75% of base salary, up to a maximum bonus of 187.5% of base salary. The agreement also subjects Ms. Wadle to non-competition and non-solicitation covenants during her employment and for a period of twelve (12) months following termination of employment for any reason (except that the non-competition covenant will not apply in the event Ms. Wadle’s employment is terminated by the Company “without cause” or by Ms. Wadle for “good reason”). In the event her employment is terminated without “cause,” for “good reason,” or as a result of the Company’s non-renewal of the agreement, Ms. Wadle is entitled under the agreement to certain post-employment compensation, as detailed beginning on page 59.

GRANTS OF PLAN-BASED AWARDS—FISCAL 2012

The following table sets forth the non-equity and equity incentive awards and other equity awards granted to our Named Executive Officers for fiscal 2012. For fiscal 2012, the Company achieved the maximum Adjusted EBITDA goal under the annual cash incentive plan. As of the filing date of this report, the Committee has not yet determined the amount of the annual cash incentive awards payable in respect of fiscal year 2012, but expects to make such determination by April 15, 2013.

Name	Grant Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Option Awards: Number of Securities Underlying Options(3) (#)	Exercise or Base Price of Option Awards(4) ($/sh)	Grant Date Fair Value of Stock and Option Awards(5) ($)
		Thresh-old ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Millard Drexler	—	$400,000	$1,200,000	$3,000,000	—	—	—	—	—	—
Stuart Haselden	—	$44,666	$134,000	$335,000	—	—	—	—	—	—
	5/15/12	—	—	—	—	150,000	—	150,000	$0.78	$70,500
Jenna Lyons	—	$250,000	$750,000	$1,875,000	—	—	—	—	—	—
Jim Scully	—	$175,000	$525,000	$1,312,500	—	—	—	—	—	—
Libby Wadle	—	$175,000	$525,000	$1,312,500	—	—	—	—	—	—
Lynda Markoe	—	$70,833	$212,500	$531,250	—	—	—	—	—	—

(1)	The Committee approved the May 15, 2012 option award to Mr. Haselden by a unanimous written consent approved by all Committee members on April 11, 2012, subject to the execution of a signed employment agreement by Mr. Haselden.
(2)	Represents possible payouts under the Company’s annual cash incentive plan for fiscal 2012. Amounts listed in the maximum column related to achievement of “Super Max” Adjusted EBITDA goal, as discussed beginning on page 47. Achievement of “Max” Adjusted EBITDA goals could result in payouts for Messrs. Drexler, Haselden and Scully and Mss. Lyons, Wadle and Markoe of $2,400,000; $268,000; $1,050,000; $1,500,000; $1,050,000; and $425,000, respectively.
(3)	Under the 2011 Equity Incentive Plan, Mr. Haselden was awarded non-qualified stock options on May 15, 2012 which will vest upon meeting certain time- and performance-based vesting conditions. The number of shares reflected in the table as the “target” payout under equity incentive plan awards is the number of shares that would vest if the performance condition were met with respect to the tranche of the options subject to the performance condition. If the performance condition was not achieved, the entire tranche would be forfeited. The tranche of the options subject only to time-based vesting conditions is reflected in the column titled, “All Other Option Awards: Number of Securities Underlying Options.”
(4)	In accordance with the provisions of the Parent 2011 Equity Incentive Plan, exercise price is determined to be 100% of the fair market value of a share the Class A common stock, as of the date of grant. In December 2012, in connection with payment of a one-time special dividend to stockholders, Parent adjusted the exercise prices of outstanding stock options (other than rollover options) by reducing them in an amount equal to the dividend per share.
(5)	These amounts represent the grant date fair value calculated in accordance with ASC 718—Compensation—Stock Compensation. In each case, the amount was calculated excluding forfeiture assumptions. The assumptions used in calculating these amounts are described in note 6, “Share Based Compensation” to our consolidated financial statements. For the performance-based portion of the awards, no expense will be recognized until certain owners of our Parent receive a specified level of cash proceeds from the sale of their initial investment.

OUTSTANDING EQUITY AWARDS AT FISCAL 2012 YEAR-END

The following table sets forth information regarding the outstanding awards under our long-term equity incentive plans held by our Named Executive Officers at the end of fiscal 2012.

			Option Awards(1)
	Grant Year of Options	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date
Millard Drexler	2011	6,020,478	18,061,436	8,027,305	0.78	4/14/21

Stuart Haselden	2012	—	150,000	150,000	0.78	5/15/22
	2011	113,066	—	—	0.25	9/15/17
	2011	80,711	—	—	0.25	4/15/16
	2011	45,000	180,000	225,000	0.78	4/14/21

	Total	238,777	330,000	375,000	—	—

Jenna Lyons	2011	1,978,666	—	—	0.25	9/15/17
	2011	1,576,888			0.25	4/15/16
	2011	458,700	3,669,600	2,293,500	0.78	4/14/21

	Total	4,014,254	3,669,600	2,293,500	—	—

James Scully	2011	678,400	—	—	0.25	9/15/17
	2011	1,543,822	—	—	0.25	4/15/16
	2011	321,100	1,284,400	1,605,500	0.78	4/14/21

	Total	2,543,322	1,284,400	1,605,500	—	—

Libby Wadle	2011	848,000	—	—	0.25	9/15/17
	2011	929,777	—	—	0.25	4/15/16
	2011	275,220	1,100,880	1,376,100	0.78	4/14/21

	Total	2,052,997	1,100,880	1,376,100	—	—

Lynda Markoe	2011	339,200	—	—	0.25	9/15/17
	2011	549,688	—	—	0.25	4/15/16
	2011	160,550	642,200	802,750	0.78	4/14/21

	Total	1,049,438	642,200	802,750	—	—

(1)	Represents (i) stock options awarded prior to the Acquisition, which were rolled over into vested options of Parent, effective March 7, 2011, with an exercise price of $0.25, (ii) stock options that were granted to our Named Executive Officers on April 14, 2011 following the Acquisition and (iii) stock options that were granted to Mr. Haselden on May 15, 2012 in connection with his promotion to Chief Financial Officer.

(2)	The options granted on April 14, 2011 have an exercise price of $0.78 per share and vest as follows:

	Tranche 1 Vesting Schedule	Tranche 2 Vesting Schedule	Tranche 3 Vesting Schedule
Drexler	24,081,914 options vesting 25% annually beginning on 4/14/12	8,027,305 options with performance-based vesting	—
Haselden	225,000 options vesting 20% annually beginning on 4/14/12	225,000 options with performance-based vesting	—
Lyons	2,293,500 options vesting 20% annually beginning on 4/14/12	2,293,500 options with performance-based vesting	1,834,800 options vesting 50% on 4/14/15 and 50% on 4/14/18
Scully	1,605,500 options vesting 20% annually beginning on 4/14/12	1,605,500 options with performance-based vesting	—
Wadle	1,376,100 options vesting 20% annually beginning on 4/14/12	1,376,100 options with performance-based vesting	—
Markoe	802,750 options vesting 20% annually beginning on 4/14/12	802,750 options with performance-based vesting	—

The options granted on May 15, 2012 have an exercise price of $0.78 per share and vest as follows:

	Tranche 1 Vesting Schedule	Tranche 2 Vesting Schedule
Haselden	150,000 options vesting 20% annually beginning on 5/15/13	150,000 options with performance-based vesting

OPTION EXERCISES AND STOCK VESTED—FISCAL 2012

There were no option exercises or vesting of stock for the Named Executive Officers during fiscal 2012.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

As described above under Employment Agreements, we have employment agreements with Messrs. Drexler, Haselden and Scully and Mss. Lyons and Wadle under which we are required to pay severance benefits in connection with certain terminations of employment. The agreements with Mr. Drexler and Ms. Lyons also provide for accelerated vesting of certain equity awards in connection with certain terminations of employment. In addition, portions of certain awards made under our equity incentive plan provide for the accelerated payment or vesting of awards in connection with a termination of employment within two (2) years following a change in control. The following is a description of the severance, termination and change in control benefits payable to each of our Named Executive Officers pursuant to their respective agreements and our equity incentive plans as in effect during fiscal 2012. This disclosure assumes the applicable triggering date occurred on February 1, 2013, the last business day of our 2012 fiscal year.

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

Stuart Haselden

Pursuant to the Letter Agreement between us and Mr. Haselden, dated May 15, 2012 (the “Haselden Agreement”), the payments and/or benefits we have agreed to pay or provide Mr. Haselden on a termination of his employment vary depending on the reason for such termination.

Pursuant to the Haselden Agreement, we may terminate Mr. Haselden’s employment with us upon his disability, which is generally defined in the Haselden Agreement as Mr. Haselden’s inability to perform his duties for a ninety (90) day period as a result of his incapacity due to physical or mental illness or injury. In addition, we may terminate Mr. Haselden’s employment for cause or at any time without cause. For these purposes, “cause” is generally defined under the Haselden Agreement as Mr. Haselden’s (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of applicable laws, or having been found by any court or governmental authority or agency to have committed any such violation; (b) willful misconduct or gross negligence in connection with his performance of duties; (c) material breach of the Haselden Agreement, including without limitation, his failure to perform his duties and responsibilities thereunder (provided that he has 30 days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission adverse to our reputation; (e) willful disclosure of any confidential information to persons not authorized to know such information; or (f) his violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, our Code of Ethics and Business Practices or any legal or regulatory obligations or requirements (provided that he has 30 days to cure to the extent such violation is reasonably susceptible to cure). Furthermore, if subsequent to the termination of Mr. Haselden’s employment it is determined that he could have been terminated for cause and there is a reasonable basis for such determination, Mr. Haselden’s employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Mr. Haselden.

Pursuant to the Haselden Agreement, Mr. Haselden may terminate his employment with us with good reason or at any time, upon at least four (4) months’ advance notice, without good reason. For these purposes, “good reason” is generally defined under the Haselden Agreement as (a) any action by us that results in a material and continuing diminution of Mr. Haselden’s duties or responsibilities (including, without limitation, an adverse change in Mr. Haselden’s title), (b) a material reduction by us of Mr. Haselden’s base salary or annual cash incentive award opportunity as in effect from time to time, or (iii) a relocation of more than fifty (50) miles of his principal place of employment, in each case without Mr. Haselden’s written consent. Mr. Haselden’s employment will also terminate upon his death.

Pursuant to the Haselden Agreement, if Mr. Haselden’s employment with us is terminated (i) by us without cause (ii) by Mr. Haselden with good reason or (iii) by us as a result of non-renewal of the agreement, then Mr. Haselden will be entitled to, subject to his execution of a valid general release and waiver of any claims he may have against us, (a) continued payment of base salary and continued medical benefits (which may consist of our reimbursement of COBRA payments) for a period of twelve (12) months following his termination date and (b) the annual bonus earned for the year immediately prior to the year that includes the termination date, to the extent not yet paid. However, Mr. Haselden’s right to the continuation of his base salary and medical benefits for twelve (12) months following the termination of his employment will cease, respectively, upon the date that he becomes employed by a new employer or otherwise begins providing services for another entity and the date he becomes eligible for coverage under another group health plan, provided that if the cash compensation he receives from his new employer or otherwise is less than his base salary in effect immediately prior to his termination date, he will be entitled to receive the difference between his base salary and his new amount of cash compensation during the remainder of the severance period. In addition, if Mr. Haselden’s employment with us is terminated for any reason, Mr. Haselden will also be entitled to any earned but unpaid salary.

Amounts payable to Mr. Haselden as a result of termination by us without cause or by Mr. Haselden with good reason, may be deferred and accumulated for six months, then paid in a lump-sum on the first day of the seventh month following termination, if required for compliance with the deferred compensation rules under Section 409A of the Code.

Pursuant to the Haselden Agreement, Mr. Haselden has agreed that, for the twelve (12) month period following the termination of his employment (other than a termination by us without cause, by Mr. Haselden with good reason or as a result of our election not to renew the employment period), he will not engage in or perform services for any entity in the retail, mail order and Internet specialty apparel and accessories business within a 100 mile radius of any of our store locations or in the same area as we direct our mail order operations or solicit any of our customers or suppliers. In addition, for the eighteen (18) month period following the termination of his employment for any reason, Mr. Haselden has agreed not to solicit or hire any of our associates. Mr. Haselden is also subject to standard non-disclosure of confidential information restrictions.

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

Pursuant to the Wadle Agreement, we may terminate Ms. Wadle’s employment with us upon her disability, which is generally defined in the Wadle Agreement as Ms. Wadle’s inability to perform her duties for a ninety (90) day period as a result of her incapacity due to physical or mental illness or injury. In addition, we may terminate Ms. Wadle’s employment for cause or at any time without cause. For these purposes, “cause” is generally defined under the Wadle Agreement as Ms. Wadle’s (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of applicable laws, or having been found by any court or governmental authority or agency to have committed any such violation; (b) willful misconduct or gross negligence in connection with her performance of duties; (c) willful and material breach of the Wadle Agreement, including without limitation, her failure to perform his duties and responsibilities thereunder (provided that she has 30 days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission adverse to our reputation; (e) willful disclosure of any confidential information to persons not authorized to know such information; or (f) her violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, our Code of Ethics and Business Practices or any legal or regulatory obligations or requirements (provided that she has 30 days to cure to the extent such violation is reasonably susceptible to cure). Furthermore, if subsequent to the termination of Ms. Wadle’s employment it is determined that she could have been terminated for cause and there is a reasonable basis for such determination, Ms. Wadle’s employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Ms. Wadle.

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

If any of the events described above had occurred on February 2, 2013 and the compensation committee of the Company exercised its discretion to cash-out each outstanding and unvested equity award (including performance-based awards) held by the Named Executive Officers as of such date, then each Named Executive Officer would have received an amount equal to the amount disclosed with respect to such Named Executive Officer in “Equity-Based Incentive Compensation” row of the tables below. For purposes of this calculation, we have assumed that the value per share received in connection with such event would be equal to $1.10 per share for Class A common stock, which was the valuation of this class of stock on the last business day of our fiscal year 2012.

The following tables estimate the amounts that would be payable to our Named Executive Officers if their employment terminated on February 2, 2013.

Millard Drexler

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company “without Cause,” or (ii) by Executive for “Good Reason”(1)		Death/Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company “without Cause” or by Executive for “Good Reason”(1)
Cash Severance	—	$2,600,000	(2)	—	—	$2,600,000	(2)
Equity-Based Incentive Compensation	—	$8,348,397	(3)	—	—	$8,348,397	(3)
Other Benefits/ Tax Gross-Ups	—	—		—	—	$0	(4)

(1)	All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-competition, non-solicitation and confidential information restrictions.
(2)	Represents amount equal to (i) Mr. Drexler’s base salary ($200,000) and target cash incentive award ($1,200,000) (one half of such payment to be paid on the first business day that is six (6) months and one (1) day following the assumed termination date and the remaining one half of such payment to be paid in six (6) equal monthly installments commencing on the first business day of the seventh calendar month following such date) and (ii) pro-rated lump sum payment of any annual cash incentive award he would have otherwise received for fiscal 2012 (assumes payout of target bonus of $1,200,000).
(3)	Represents an amount equal to the number of shares underlying all of Mr. Drexler’s unvested stock options as of February 2, 2013 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option.
(4)	Represents the estimated amount, that was calculated in connection with the merger, of the “gross-up” payment that Mr. Drexler would be entitled to receive in connection with any excise taxes imposed by Section 4999 of the Code as a result of a change in control (as defined by Section 280G of the Code). Since the Company was privately-owned as of February 2, 2013, no such gross-up payment would have been made.

Stuart Haselden

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company “without Cause,” or (ii) by Executive for “Good Reason”(1)		Death/Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company “without Cause” or by Executive for “Good Reason”(1)
Cash Severance	—	$534,000	(2)	—	—	$534,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$225,600	(2)
Other Benefits/ Tax Gross-Ups	—	$17,434	(4)	—	—	—

(1)	All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-solicitation and confidential information restrictions.
(2)	Represents amount equal to (i) continued payment of base salary ($400,000) for twelve (12) months following termination assuming that Mr. Haselden does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award he would have otherwise received for fiscal 2012 (assumes payout of target bonus of $134,000).
(3)	Represents an amount equal to the number of shares underlying all of Mr. Haselden’s unvested stock options as of February 2, 2013 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option.
(4)	Represents an amount equal to the Company’s total COBRA cost for Mr. Haselden to continue coverage under the Company’s health insurance plan for twelve (12) months assuming that Mr. Haselden did not obtain other employment during that period.

Jenna Lyons

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non- Renewal or (iii) by Company for Cause	Termination (i) by the Company “without Cause,” or (ii) by Executive for “Good Reason”(1)		Death/Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company “without Cause” or by Executive for “Good Reason”(1)
Cash Severance	—	$1,000,000	(2)	—	—	$1,000,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$1,908,192	(3)
Other Benefits/Tax Gross-Ups	—	$17,434	(4)	—	—	—

(1)	All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-competition, non-solicitation and confidential information restrictions.
(2)	Represents amount equal to (i) continued payment of base salary ($1,000,000) for one (1) year following termination assuming that Ms. Lyons does not obtain other paid employment during that period and (ii) a lump sum payment equal to the annual cash incentive award, if any, that she received for the fiscal year ended prior to the fiscal year which includes the assumed termination date (which was $0 for fiscal 2011).
(3)	Represents an amount equal to the number of shares underlying all of Ms. Lyons’ unvested stock options as of February 2, 2013 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option.
(4)	Represents an amount equal to the Company’s total COBRA cost for Ms. Lyons to continue coverage under the Company’s health insurance plan for one (1) year assuming that Ms. Lyons did not obtain other employment during that period.

James Scully

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company “without Cause,” or (ii) by Executive for “Good Reason”(1)		Death/Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company “without Cause” or by Executive for “Good Reason”(1)
Cash Severance	—	$1,575,000	(2)	—	—	$1,575,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$924,768	(3)
Other Benefits/ Tax Gross-Ups	—	$26,151	(4)	—	—	—

(1)	All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-solicitation and confidential information restrictions.
(2)	Represents amount equal to (i) continued payment of base salary ($700,000) for eighteen (18) months following termination assuming that Mr. Scully does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award he would have otherwise received for fiscal 2012 (assumes payout of target bonus of $525,000).
(3)	Represents an amount equal to the number of shares underlying all of Mr. Scully’s unvested stock options as of February 2, 2013 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option.
(4)	Represents an amount equal to the Company’s total COBRA cost for Mr. Scully to continue coverage under the Company’s health insurance plan for eighteen (18) months assuming that Mr. Scully did not obtain other employment during that period.

Libby Wadle

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company “without Cause,” or (ii) by Executive for “Good Reason”(1)		Death/Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company “without Cause” or by Executive for “Good Reason”(1)
Cash Severance	—	$1,225,000	(2)	—	—	$1,225,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$792,634	(2)
Other Benefits/Tax Gross-Ups	—	$17,434	(4)	—	—	—

(1)	All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-competition, non-solicitation and confidential information restrictions.
(2)	Represents amount equal to (i) continued payment of base salary ($700,000) for one (1) year following termination assuming that Ms. Wadle does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award that she would have otherwise received for fiscal 2012 (assumes payout of target bonus of $525,000).

(3)	Represents an amount equal to the number of shares underlying all of Ms. Wadle’s unvested stock options as of February 2, 2013 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option.
(4)	Represents an amount equal to the Company’s total COBRA cost for Ms. Wadle to continue coverage under the Company’s health insurance plan for one (1) year assuming that Ms. Wadle did not obtain other employment during that period.

DIRECTOR COMPENSATION

The following table sets forth information regarding compensation for each of the Company’s non-management directors for fiscal 2012. The directors named in the table are those who served during any part of fiscal 2012. Messrs. Coulter, Danhakl and Sokoloff and Ms. Wheeler are representatives of our Sponsors. As a result, these directors are not individually compensated by the Company.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
James Coulter	$—	$—	$—	$—	$—
John Danhakl	$—	$—	$—	$—	$—
Jonathan Sokoloff	$—	$—	$—	$—	$—
Stephen Squeri	$30,000	$18,800	$37,600	$—	$86,400
Carrie Wheeler	$—	$—	$—	$—	$—

(1)	Represents pro-rated amount of annual cash retainer payable at the end of the fiscal year (as Mr. Squeri was appointed to the Board in May 2012).
(2)	Represents the grant date fair value we calculated under Accounting Standards Codification (ASC) 718—Compensation—Stock Compensation as share-based compensation in our financial statements for fiscal year 2012 of restricted stock awards and stock option grants made to directors in that fiscal year. See note 6 to the consolidated financial statements for a description of assumptions underlying the valuation of equity awards.

The stock award granted to Mr. Squeri during fiscal 2012 and listed in the table above was an award of 40,000 shares of restricted stock with a grant date fair value of $18,800. The option award granted to Mr. Squeri during fiscal 2012 and listed in the table above was an award of 80,000 stock options on June 7, 2012 with a grant date fair value of $37,600. The aggregate number of stock options held by Mr. Squeri as of February 2, 2013 is 80,000. There are no other outstanding equity awards for the non-employee directors.

Compensation of Directors for Fiscal 2012

Neither Mr. Drexler nor the representatives of our Sponsors receive individual compensation from us for serving on the Board. In May 2012, the Board appointed Stephen Squeri as a director. Mr. Squeri was previously a director of the Company from September 2010 until March 2011.

In exchange for his services as a director in 2012, Mr. Squeri received: (1) an annual cash retainer of $30,000 (which represents the pro-rated amount based on the date of appointment); (2) a one-time grant of non-qualified stock options to purchase 80,000 shares of Parent’s common stock, and (3) an award of 40,000 shares of restricted stock. The options were granted on June 7, 2012, have an exercise price of $0.78 per share, a term of ten years and become exercisable ratably over five years from the grant date. The restricted stock was granted on June 7, 2012 and vests ratably over two years from the grant date. Mr. Squeri was also permitted, as a new director, to purchase shares in Parent, subject to a minimum investment of $100,000.

Each of our directors receives a discount on most merchandise in our stores and through our Direct channel, which we believe is a common practice in the retail industry.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of the Board of the Company are Mr. Coulter, Mr. Sokoloff, Mr. Squeri and Ms. Wheeler. None of these committee members were officers or employees of the Company during fiscal year 2012, were formerly Company officers or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board or compensation committee and any member of the Board or compensation committee of another company.

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

Stephen Squeri

Carrie Wheeler

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

All of the outstanding shares of common stock of J.Crew Group, Inc. are held indirectly by Parent.

The following table describes the beneficial ownership of Parent’s common stock, consisting of both Class A common stock and Class L common stock, as of March 1, 2013 by each person known to the Company to beneficially own more than five percent of Parent’s common stock, each director, each executive officer named in the “Summary Compensation Table,” and all directors and executive officers as a group. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of Class A common stock underlying options beneficially owned by that person that are exercisable within 60 days following March 1, 2013. The beneficial ownership percentages reflected in the table below are based on 91,465,196 shares of Parent’s Class L common stock and 814,303,795 shares of Parent’s Class A common stock outstanding as of March 1, 2013.

Name of Beneficial Owner	Amount and Nature of Beneficially Owned Class L		Percent of Class L	Amount and Nature of Beneficially Owned Class A		Percent of Class A
5% Shareholders
Affiliates of TPG	60,275,627	(1)	65.90%	542,480,716	(2)	66.62%
Affiliates of LGP	22,666,665	(3)	24.78%	203,999,999	(4)	25.05%

Directors and Executive Officers
James Coulter	60,275,627	(1)	65.90%	542,480,716	(2)	66.62%
Millard S. Drexler	7,370,977	(5)	8.06%	78,379,762	(6)	9.49%
John G. Danhakl	22,666,665	(7)	24.78%	203,999,999	(7)	25.05%
Jonathan D. Sokoloff	22,666,665	(8)	24.78%	203,999,999	(8)	25.05%
Stephen J. Squeri	28,148	(9)	*	160,000	(10)	*
Carrie Wheeler	—	(11)	*	—	(11)	*
Stuart Haselden	16,148		*	283,777	(12)	*
Jenna Lyons	296,296		*	4,472,955	(13)	*
Lynda Markoe	74,074		*	1,209,988	(14)	*
James Scully	185,185		*	2,864,422	(15)	*
Libby Wadle	148,148		*	2,328,217	(16)	*
All Executive Officers and Directors as a Group	91,061,268		99.56%	836,179,836		99.84%

*	Indicates less than one percent of common stock.

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
(4)	Represents 153,825,921 shares of Class A common stock held by GEI V, 46,144,078 shares of Class A common stock held by GEI Side and 4,030,000 shares of Class A common stock held by LGP Chino Coinvest. GEI Capital is the general partner of each of GEI V and GEI Side. GEI Capital may be deemed to have voting and dispositive power with respect to the 199,969,999 shares of Class A common stock held by GEI V and GEI Side. GEI Capital expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. LGP is the manager of LGP Chino Coinvest and serves as the management company of GEI V and GEI Side. LGP may be deemed to have voting and dispositive power with respect to the 203,999,999 shares of Class A common stock held by the LGP Funds. LGP expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein.
(5)	Represents 3,571,978 shares of Class L common stock held by The Drexler Family Revocable Trust, 1,867,278 shares of Class L common stock held by The Drexler 2008 Family Trust f/b/o Alexander Fischman Drexler, 1,867,277 shares of Class L common stock held by The Drexler 2008 Family Trust f/b/o Katherine Elizabeth Fischman Drexler, and 64,444 shares of Class L common stock held by Millard S. Drexler.
(6)	Represents 32,147,805 shares of Class A common stock held by The Drexler Family Revocable Trust, 16,805,500 shares of Class A common stock held by The Drexler 2008 Family Trust f/b/o Alexander Fischman Drexler, 16,805,500 shares of Class A common stock held by The Drexler 2008 Family Trust f/b/o Katherine Elizabeth Fischman Drexler and 580,000 shares of Class A common stock held by Millard S. Drexler. Also includes 12,040,957 shares of Class A common stock that Mr. Drexler has the right to acquire within 60 days of March 1, 2013 upon the exercise of stock options at an exercise price of $0.78 per share.
(7)	Mr. Danhakl is a Managing Partner of LGP, and by virtue of this and the relationships described in Footnotes (3) and (4) above, may be deemed to share voting and dispositive power with respect to the 22,666,665 shares of Class L common stock and 203,999,999 shares of Class A common stock beneficially owned by the LGP Funds. Mr. Danhakl disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein. The business address of Mr. Danhakl is c/o Leonard Green & Partners, 11111 Santa Monica Boulevard Suite 2000, Los Angeles, CA 90025.
(8)	Mr. Sokoloff is a Managing Partner of LGP, and by virtue of this and the relationships described in Footnote (3) and (4) above, may be deemed to share voting and dispositive power with respect to the 22,666,665 shares of Class L common stock and 203,999,999 shares of Class A common stock beneficially owned by the LGP Funds. Mr. Sokoloff disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein. The business address of Mr. Sokoloff is c/o Leonard Green & Partners, 11111 Santa Monica Boulevard Suite 2000, Los Angeles, CA 90025.
(9)	Includes 14,815 shares of Class L common stock held by Mr. Squeri and 13,333 shares of Class L restricted common stock.

(10)	Includes 133,333 shares of Class A common stock held by Mr. Squeri and 26,667 shares of Class A restricted common stock.
(11)	Ms. Wheeler is a TPG Partner. Ms. Wheeler does not have voting or dispositive power over and disclaims beneficial ownership of the TPG Stock. The business address of Ms. Wheeler is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(12)	Includes shares of Class A common stock that Mr. Haselden has the right to acquire within 60 days of March 1, 2013 upon the exercise of stock options as follows: 193,777 shares at an exercise price of $0.25 per share, and 90,000 shares at an exercise price of $0.78 per share.
(13)	Includes shares of Class A common stock that Ms. Lyons has the right to acquire within 60 days of March 1, 2013 upon the exercise of stock options as follows: 3,555,555 shares at an exercise price of $0.25 per share, and 917,400 shares at an exercise price of $0.78 per share.
(14)	Includes shares of Class A common stock that Ms. Markoe has the right to acquire within 60 days of March 1, 2013 upon the exercise of stock options as follows: 888,888 shares at an exercise price of $0.25 per share, and 321,100 shares at an exercise price of $0.78 per share.
(15)	Includes shares of Class A common stock that Mr. Scully has the right to acquire within 60 days of March 1, 2013 upon the exercise of stock options as follows: 2,222,222 shares at an exercise price of $0.25 per share, and 642,200 shares at an exercise price of $0.78 per share.
(16)	Includes shares of Class A common stock that Ms. Wadle has the right to acquire within 60 days of March 1, 2013 upon the exercise of stock options as follows: 1,777,777 shares at an exercise price of $0.25 per share, and 550,440 shares at an exercise price of $0.78 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Stockholders Agreements

The Company has entered into each of a Principal Investors Stockholders’ Agreement and a Management Stockholders’ Agreement with the Sponsors, certain parent companies of the Company (including Parent), certain other stockholders of Parent party thereto and, with respect to the Management Stockholders’ Agreement, certain members of management party thereto including but not limited to Mss. Lyons, Markoe and Wadle and Messrs. Haselden and Scully (collectively, the “Stockholders Agreements”). These agreements contain arrangements among the parties thereto with respect to the business and affairs of the Company and the ownership of securities of Parent, including with respect to election of the Company’s directors and the directors of its parent companies, restrictions on the issuance or transfer of interests in the Company and its parent entities and other corporate governance provisions (including the right to approve various corporate actions).

Pursuant to the Stockholders Agreements, (i) the LGP Funds have the right to nominate, and have nominated, two directors to the Company’s Board, (ii) Millard S. Drexler has been nominated to the Board and will serve so long as he is the chief executive officer of the Company and (iii) TPG has the right to set the size of the Board and nominate the remaining directors. At the closing of the Acquisition in March 2011, TPG nominated two directors to the Company’s Board. In May 2012, Stephen Squeri was unanimously appointed to the Board, such that the Board is currently comprised of six directors. Pursuant to the Amended and Restated Certificate of Incorporation of the Company as well as the Stockholders Agreements, each director nominated by TPG has four votes for purposes of any Board action and each other director has one vote for purposes of any Board action. All decisions of the Board require the approval of a majority of the voting power held by the directors appointed in accordance with the Stockholders Agreements. In addition, the Stockholders Agreements provide that certain significant transactions regarding the Company and its parent companies require the consent of the LGP Funds.

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

Agreements with the Sponsors

In connection with the Transactions, we entered into a management services agreement with the Sponsors, and/or affiliates of the Sponsors if the Sponsors so choose (the “Managers”), pursuant to which the Managers will provide us with certain management services until December 31, 2021, with evergreen one year extensions thereafter. The management services agreement provides that the Managers will receive an aggregate annual retainer fee equal to the greater of 40 basis points of annual revenue and $8 million to be allocated between the Managers as set forth in the management agreement. The management services agreement provides that the Managers will be entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions equal to customary fees charged by internationally-recognized investment banks for serving as financial advisor in similar transactions. The management agreement also provides for reimbursement for out-of-pocket expenses incurred by the Managers or their designees after the consummation of the Acquisition.

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

Pursuant to the management services agreement, the Managers received on the closing date of the Acquisition an aggregate transaction fee of $35 million. Additionally, in connection with the Acquisition, the Managers incurred certain costs, aggregating to $19.9 million, which were either (i) paid for on behalf of the Managers or (ii) reimbursed to the Managers by the Company. These costs are reflected as a reduction of stockholders’ equity in the consolidated financial statements of the Company.

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

Private Aircraft

Mr. Drexler travels extensively for Company business, including for purposes of site visitations to the Company’s stores. For purposes of business efficiency, Mr. Drexler uses his private airplane. Mr. Drexler’s airplane is owned by an entity which he controls. We pay an established charter rate to a third-party commercial aircraft operator for business use of his airplane. Mr. Drexler also has a fractional interest in a helicopter and we reimburse him for business use of the helicopter at an established rate. The audit committee has reviewed the terms of these arrangements to ensure they are at, or below, market and in the best interests of the Company. During fiscal 2012, we paid $1,413,000 pursuant to these arrangements.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

During fiscal years 2012, 2011 and 2010, KMPG LLP served as our independent registered public accounting firm and in that capacity rendered an unqualified opinion on our consolidated financial statements as of and for the three years ended February 2, 2013. For purposes of this disclosure, fiscal 2011 includes both the Predecessor period from January 30, 2011 to March 7, 2011 and the Successor period from March 8, 2011 to January 28, 2012.

The following table sets forth the aggregate fees billed or expected to be billed to us by our independent registered public accounting firm in each of the last two fiscal years:

	Fiscal 2012	Fiscal 2011
Audit Fees	$1,284,000	$1,490,000
Audit-Related Fees	—	400,000
Tax Fees	90,000	—
All Other Fees	—	—

Total Fees	$1,374,000	$1,890,000

Audit Fees

These amounts represent fees billed or expected to be billed by KPMG LLP for professional services rendered for the audits of the Company’s annual financial statements for fiscal 2012 and fiscal 2011 and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

This amount represents fees billed by KPMG LLP for professional services rendered that were not included under “Audit Fees.” Audit-Related Fees in fiscal 2011 were related to procedures performed in connection with debt issuance and the filing of our Form S-4 Registration statement.

Tax Fees

This amount represents fees billed or expected to be billed by KPMG LLP for professional services rendered in connection with sales and use tax compliance.

All Other Fees

None

Auditor Independence

The audit committee has considered whether the provision of the above-noted services is compatible with maintaining the auditor’s independence and has determined that the provision of such services has not adversely affected the auditor’s independence.

Policy on Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services

The audit committee has established policies and procedures regarding the pre-approval of audit and other services that our independent auditor may perform for us. Under the policy, the audit committee has pre-approved the engagement of our independent auditors to perform certain work for us that is not an integral component of the audit services (“Non-Audit Services”) from time to time up to a maximum compensation amount of $20,000 per year, above which amount any additional Non-Audit Services and compensation payable therefore would be required to be approved in advance by the audit committee.

The audit committee is governed by a written charter, which is available free of charge on the investor relations section of our website at www.jcrew.com or upon written request to the Secretary of the Company, J.Crew Group, Inc., 770 Broadway, New York, New York 10003. The audit committee held eight meetings in fiscal 2012.

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

J.CREW GROUP, INC.

Date: March 20, 2013	By:	/S/ MILLARD DREXLER
Millard Drexler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 20, 2013.

Signature		Title

/S/ MILLARD DREXLER Millard Drexler		Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)

/S/ STUART C. HASELDEN Stuart C. Haselden		Chief Financial Officer (Principal Financial and Accounting Officer)

* James Coulter		Director

* John Danhakl		Director

* Jonathan Sokoloff		Director

* Stephen Squeri		Director

* Carrie Wheeler		Director

*By:	/s/ STUART C. HASELDEN Stuart C. Haselden, Attorney-in-Fact

J.Crew Group, Inc.

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at February 2, 2013 and January 28, 2012	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended February  2, 2013 (Successor), for the periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor) and for the year ended January 29, 2011 (Predecessor)

F-4

Consolidated Statements of Changes in Stockholders’ Equity for the year ended February  2, 2013 (Successor), for the periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor) and for the year ended January 29, 2011 (Predecessor)

F-5

Consolidated Statements of Cash Flows for the year ended February  2, 2013 (Successor), for the periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor) and for the year ended January 29, 2011 (Predecessor)

F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts for the years ended February 2, 2013, January 28, 2012 and January 29, 2011	F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J.Crew Group, Inc.:

We have audited the accompanying consolidated balance sheets of J.Crew Group, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended February 2, 2013 (Successor), the periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor), and the year ended January 29, 2011 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.Crew Group, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended February 2, 2013 (Successor), the periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor), and the year ended January 29, 2011 (Predecessor) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 20, 2013

J.CREW GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	February 2, 2013	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$68,399	$221,852
Merchandise inventories	265,628	242,659
Prepaid expenses and other current assets	51,105	48,052
Deferred income taxes, net	14,686	9,971
Prepaid income taxes	11,620	4,087

Total current assets	411,438	526,621

Property and equipment, at cost	399,270	281,518
Less accumulated depreciation	(75,159)	(16,946)

Property and equipment, net	324,111	264,572
Favorable lease commitments, net	35,104	48,930
Deferred financing costs, net	51,851	58,729
Intangible assets, net	975,517	985,322
Goodwill	1,686,915	1,686,915
Other assets	1,778	2,433

Total assets	$3,486,714	$3,573,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,119	$158,116
Other current liabilities	153,743	116,339
Interest payable	18,812	26,735
Current portion of long-term debt	12,000	15,000

Total current liabilities	325,674	316,190

Long-term debt	1,567,000	1,579,000
Unfavorable lease commitments and deferred credits, net	71,146	53,700
Deferred income taxes, net	392,984	410,515
Other liabilities	38,419	37,065

Total liabilities	2,395,223	2,396,470

Stockholders’ equity:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,003,184	1,183,606
Accumulated other comprehensive loss	(20,189)	(18,963)
Retained earnings	108,496	12,409

Total stockholders’ equity	1,091,491	1,177,052

Total liabilities and stockholders’ equity	$3,486,714	$3,573,522

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	For the Year Ended	For the Period		For the Year Ended
	February 2, 2013(a)	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Revenues:
Net sales	$2,198,099	$1,696,309	$130,116	$1,683,470
Other	29,618	25,441	3,122	38,757

Total revenues	2,227,717	1,721,750	133,238	1,722,227
Cost of goods sold, including buying and occupancy costs	1,240,989	1,042,197	70,284	975,230

Gross profit	986,728	679,553	62,954	746,997
Selling, general and administrative expenses	733,070	574,877	79,736	533,029

Income (loss) from operations	253,658	104,676	(16,782)	213,968
Interest expense, net of interest income of $276, $192, $61, and $284.	101,684	91,683	1,166	3,914

Income (loss) before income taxes	151,974	12,993	(17,948)	210,054
Provision (benefit) for income taxes	55,887	584	(1,798)	88,549

Net income (loss)	$96,087	$12,409	$(16,150)	$121,505

Other comprehensive income:
Net loss on cash flow hedge, net of tax	(1,226)	(18,963)	—	—

Comprehensive income (loss)	$94,861	$(6,554)	$(16,150)	$121,505

(a)	consists of 53 weeks

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
	Shares	Amount
Balance at January 30, 2010	65,069,863	$649	$613,383	$(233,731)	$—	$(4,423)	$375,878

Net income	—	—	—	121,505	—	—	121,505
Share-based compensation	—	—	10,697	—	—	—	10,697
Exercise of stock options	265,806	3	4,604	—	—	—	4,607
Excess tax benefit from share-based awards	—	—	356	—	—	—	356
Issuance of common stock under ASPP	33,128	1	985	—	—	—	986
Issuance of restricted stock	151,365	2	(2)	—	—	—	—
Net settlement of share-based awards	—	—	—	—	—	(2,908)	(2,908)
Forfeiture of restricted stock	(257,483)	(2)	2	—	—	—	—

Balance at January 29, 2011	65,262,679	$653	$630,025	$(112,226)	$—	$(7,331)	$511,121

Net loss	—	—	—	(16,150)	—	—	(16,150)
Share-based compensation	—	—	1,080	—	—	—	1,080
Exercise of stock options	6,025	—	79	—	—	—	79
Excess tax benefit from share-based awards	—	—	74,495	—	—	—	74,495
Issuance of common stock under ASPP	33,912	—	1,051	—	—	—	1,051
Net settlement of share-based awards	—	—	—	—	—	(20)	(20)
Other	—	—	—	(12)	—	—	(12)

Balance at March 7, 2011	65,302,616	$653	$706,730	$(128,388)	$—	$(7,351)	$571,644

Issuance of 1,000 shares of common stock	1,000	$—	$1,170,693	$—	$—	$—	$1,170,693
Net income	—	—	—	12,409	—	—	12,409
Share-based compensation	—	—	12,913	—	—	—	12,913
Unrealized losses on cash flow hedges, net of tax	—	—	—	—	(18,963)	—	(18,963)

Balance at January 28, 2012	1,000	$—	$1,183,606	$12,409	$(18,963)	$—	$1,177,052

Net income	—	—	—	96,087	—	—	96,087
Share-based compensation	—	—	5,284	—	—	—	5,284
Contribution from Parent, net	—	—	11,744	—	—	—	11,744
Dividend	—	—	(197,450)	—	—	—	(197,450)
Net losses on cash flow hedges, net of tax	—	—	—	—	(1,226)	—	(1,226)

Balance at February 2, 2013	1,000	$—	$1,003,184	$108,496	$(20,189)	$—	$1,091,491

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended	For the Period		For the Year Ended
	February 2, 2013	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$96,087	$12,409	$(16,150)	$121,505
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	72,471	59,595	3,929	49,756
Share-based compensation	5,284	48,037	1,080	10,697
Non-cash charge related to step-up in carrying value of inventory	—	32,500	—	—
Deferred income taxes	(8,945)	(29,768)	2,668	(2,001)
Amortization of favorable lease commitments	13,826	12,080	—	—
Amortization of intangible assets	9,805	8,988	—	—
Amortization of deferred financing costs	9,606	8,801	970	2,058
Excess tax benefits from share-based awards	—	—	(74,495)	(356)
Changes in operating assets and liabilities:
Merchandise inventories	(22,969)	(8,024)	(20,204)	(24,200)
Prepaid expenses and other current assets	(3,053)	(12,126)	3,178	(9,582)
Other assets	655	961	(825)	(171)
Accounts payable and other liabilities	29,930	58,637	(2,440)	30,359
Federal and state income taxes	(8,474)	54,197	1,179	3,727

Net cash provided by (used in) operating activities	194,223	246,287	(101,110)	181,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of J.Crew Group, Inc.	—	(2,981,901)	—	—
Capital expenditures	(132,010)	(92,908)	(2,644)	(52,351)

Net cash used in investing activities	(132,010)	(3,074,809)	(2,644)	(52,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	1,600,000	—	—
Proceeds from equity contributions	—	1,170,693	—	—
Payment of dividend	(197,450)	—	—	—
Excess tax benefit from share-based awards	—	—	74,495	356
Payment of debt issuance costs	—	(67,530)	—	—
Proceeds from share-based compensation plans	—	—	1,130	5,593
Repayment of debt	(15,000)	(6,000)	—	(49,229)
Costs incurred in refinancing debt	(2,728)	—	—	—
Repurchases of common stock	—	—	(20)	(2,908)
Contribution to Parent	(488)	—	—	—

Net cash provided by (used in) financing activities	(215,666)	2,697,163	75,605	(46,188)

Increase (decrease) in cash and cash equivalents	(153,453)	(131,359)	(28,149)	83,253
Beginning balance	221,852	353,211	381,360	298,107

Ending balance	$68,399	$221,852	$353,211	$381,360

Supplemental cash flow information:
Income taxes paid	$74,088	$35,477	$—	$87,157

Interest paid	$99,227	$55,973	$35	$1,105

Non-cash equity contribution from management shareholders	$—	$102,483	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended February 2, 2013 (Successor), the Periods March 8, 2011 to January 28, 2012 (Successor), January 30, 2011 to March 7, 2011 (Predecessor), and the Year Ended January 29, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

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

Although the Company continued as the same legal entity after the Acquisition, the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows are presented for two periods: Predecessor and Successor, which relate to the period before and after the Acquisition. The period March 8, 2011 to January 28, 2012 is referred to as the “Successor period” and the period January 30, 2011 to March 7, 2011 is referred to as the “Predecessor period.” The Acquisition and the allocation of the purchase price were recorded as of March 7, 2011.

All significant intercompany balances and transactions are eliminated in consolidation.

(b) Business

The Company designs, contracts for the manufacture of, markets and distributes women’s, men’s and children’s apparel, shoes and accessories under the J.Crew, crewcuts and Madewell brand names. The Company’s products are marketed primarily in the United States and Canada through two primary sales channels: (i) Stores, which consists of retail, factory and Madewell stores, and (ii) Direct, which consists of websites and catalogs.

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

(c) Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years 2012, 2011 (which reflects the Predecessor and Successor periods), and 2010 ended on February 2, 2013, January 28, 2012 and January 29, 2011, respectively. Fiscal year 2012 consisted of 53 weeks and fiscal years 2011 and 2010 consisted of 52 weeks.

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

(e) Revenue Recognition

Revenue is recognized at the point of sale in the Stores channel, and at an estimated date of receipt by the customer in the Direct channel. Prices for all merchandise are listed in the Company’s catalogs and website and are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return. The Company accrues a sales return allowance for estimated returns of merchandise that will occur subsequent to the balance sheet date, but relate to sales prior to the balance sheet date. The Company presents taxes collected from customers and remitted to governmental authorities on a net basis on the consolidated statements of operations and comprehensive income (loss).

A liability is recognized at the time a gift card is sold, and revenue is recognized at the time the gift card is redeemed for merchandise. Revenue is deferred and a liability is recognized for gift cards issued in connection with the Company’s customer loyalty program. Any unredeemed loyalty gift cards are recognized as income in the period in which they expire.

Amounts billed to customers for shipping and handling fees related to Direct sales are recorded in other revenues. Other revenues also includes income from unredeemed gift cards, estimated based on Company specific historical trends, which amounted to $2,508 in fiscal 2012, $476 in the Successor period, $244 in the Predecessor period and $3,130 in fiscal 2010.

(f) Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or market. The Company capitalizes certain design, purchasing and warehousing costs in inventory and these costs are included in cost of goods sold as the inventories are sold.

(g) Advertising and Catalog Costs

Direct response advertising, which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. Amortization of capitalized advertising costs is computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which is approximately two months. Deferred catalog costs, included in prepaid expenses and other current assets, as of February 2, 2013 and January 28, 2012 were $9,643 and $7,620 respectively. Catalog costs, which are reflected in selling, general and administrative expenses, were $44,525 in fiscal 2012, $43,533 in the Successor period, $4,201 in the Predecessor period and $41,859 fiscal 2010.

All other advertising costs, which are expensed as incurred, were $39,093 in fiscal 2012, $25,704 in the Successor period, $1,998 in the Predecessor period and $18,802 in fiscal 2010.

(h) Deferred Rent and Lease Incentives

Rental payments under operating leases are charged to expense on a straight-line basis after consideration of rent holidays, step rent provisions and escalation clauses. Differences between rental expense (recognized from the date of possession) and actual rental payments are recorded as deferred rent and included in deferred credits.

The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $34,088 and $15,016 at February 2, 2013 and January 28, 2012, respectively.

Deferred credits were eliminated in the allocation of purchase price on March 7, 2011. Deferred credits as of February 2, 2013 reflect deferred rent and lease incentives for properties which the Company took possession subsequent to the Acquisition. Additionally, in the allocation of purchase price, the Company recorded assets and liabilities for favorable and unfavorable lease commitments, which are amortized on a straight-line basis over the remaining lease life. See note 3 for more information regarding the allocation of the purchase price.

(i) Share-Based Compensation

The fair value of employee share-based awards is recognized as compensation expense on a straight line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividend yield. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. See note 6 for a complete description of the accounting for share-based awards.

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

(k) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. Charges for impairment were $631 in fiscal 2012, $1,908 in the Successor period, none in the Predecessor period and $535 in fiscal 2010. See note 11 for more information regarding impairment of long-lived assets.

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

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in the valuation allowances are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

With respect to uncertain tax positions taken or expected to be taken on a tax return, the Company recognizes in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized from uncertain positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon effective settlement.

The Company recognizes interest expense and income related to income taxes as a component of interest expense, and penalties as a component of selling, general and administrative expenses.

(m) Segment Information

The Company has two operating segments, Stores and Direct, which are aggregated into one reportable segment. The Company’s identifiable assets are located primarily in the United States. Export sales are not significant.

(n) Cash and Cash Equivalents

The Company considers all highly liquid marketable securities, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $41,613 and $201,933 at February 2, 2013 and January 28, 2012, respectively, are stated at cost, which approximates market value.

(o) Operating Expenses

Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations, and all shipping and handling and delivery costs associated with the Direct channel.

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, administrative payroll, store expenses other than occupancy costs, depreciation and amortization, certain warehousing expenses (aggregating to $29,673 in fiscal 2012, $24,888 in the Successor period, $1,494 in the Predecessor period and $26,932 in fiscal 2010), and credit card fees.

(p) Deferred Financing Costs

Deferred financing costs are amortized over the term of the related debt agreements. The amortization is included in interest expense, net.

(q) Store Pre-opening Costs

Costs associated with the opening of new stores are expensed as incurred.

(r) Goodwill and Intangible Assets

The Acquisition of the Company was accounted for as a purchase business combination, whereby the purchase price paid was allocated to recognize the acquired assets and liabilities at fair value. In connection with the purchase price allocation, intangible assets were established for the J.Crew and Madewell trade names, loyalty program, customer lists and favorable lease commitments. The purchase price in excess of the fair value of assets and liabilities was recorded as goodwill, which consists primarily of intangible assets related to the knowhow, design and merchandising of the Company’s brands that do not qualify for separate recognition.

Indefinite-lived intangible assets, such as the J.Crew trade name and goodwill, are not subject to amortization. The Company assesses the recoverability of indefinite-lived intangibles whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its fair value. Definite-lived intangibles, such as the Madewell trade name, loyalty program, customer lists and favorable lease commitments, are amortized on a straight line basis over their useful life or remaining lease term. See note 5 for more information regarding goodwill and intangible assets of the Company.

The Company assesses the recoverability of goodwill at the reporting unit level, which consists of its operating segments, Stores and Direct. In this assessment, the Company first compares the estimated enterprise fair value of each of the reporting units to its recorded carrying value. The Company estimates the enterprise fair value based on discounted cash flow techniques. If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which the Company allocates the enterprise fair value to the fair value of the reporting unit’s net assets. The second step of the impairment testing process requires, among other things, estimates of fair values of substantially all of the Company’s tangible and intangible assets. Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit. If the recorded goodwill balance for a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value.

(s) Dividends

Dividends are recorded at the declaration date as a reduction of retained earnings included in stockholders’ equity. If the amount of the dividend exceeds retained earnings, the dividend is recorded as a reduction of additional paid-in capital. On December 21, 2012, the Company paid a dividend of $197,450 to stockholders of record of the Parent on December 17, 2012, and reduced additional paid-in capital. No dividends were declared or paid in the Successor and Predecessor periods, or in fiscal 2010.

(t) Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2. The Transactions

As discussed in note 1, the Acquisition was completed on March 7, 2011 and was financed with:

•

Senior Credit Facilities of $1,450 million consisting of: (i) a $250 million, 5-year asset-based revolving credit facility (the “ABL Facility”), which was undrawn at closing and (ii) a $1,200 million, 7-year term loan credit facility (the “Term Loan”);

•	Senior unsecured 8.125% senior unsecured notes due 2019 (the “Notes”) of $400 million; and

•	Equity investments of approximately $1.2 billion from Parent funded by the Sponsors, co-investors and management.

The Acquisition occurred simultaneously with:

•	The closing of the financing transactions and equity investments described above; and

•	The termination of the Company’s previous $200 million asset-based revolving credit facility.

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

Pro forma financial information

The following unaudited pro forma results of operations gives effect to the Transactions as if they had occurred on the first day of fiscal 2011 (January 30, 2011). The pro forma results of operations reflects adjustments (i) to record amortization and depreciation resulting from purchase accounting, (ii) to record Sponsor monitoring fees, and (iii) to eliminate non-recurring charges that were incurred in connection with the Transactions, including acquisition-related share-based compensation, transaction costs, transaction-related litigation costs and recoveries, and amortization of the step-up in the carrying value of inventories. This unaudited pro forma financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on that date, nor the results of operations in the future.

(Dollars in millions)	For the Period January 30, 2011 to January 28, 2012
	As reported	Pro forma
Total revenues	$1,854,988	$1,854,988

Net income (loss)	$(3,741)	$51,514

4. Transactions with Sponsors

In connection with the Transactions, the Company entered into a management services agreement with the Sponsors pursuant to which they received on the closing date an aggregate transaction fee of $35 million. In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $9.1 million in fiscal 2012 and $7.4 million in the Successor period for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statement of operations and comprehensive income (loss).

5. Goodwill and Intangible Assets

The significant components of intangible assets and goodwill are as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Brand Name	J.Crew Brand Name	Goodwill
Balance at January 28, 2012	$21,780	$48,930	$78,242	$885,300	$1,686,915
Amortization expense	(5,705)	(13,826)	(4,100)	—	—

Balance at February 2, 2013	$16,075	$35,104	$74,142	$885,300	$1,686,915

Total accumulated amortization at February 2, 2013	$(10,935)	$(25,906)	$(7,858)

6. Share Based Compensation

Successor share-based compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

On March 4, 2011, the Parent adopted the Chinos Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which authorizes equity awards to be granted for up to 91,740,627 shares of the common stock of the Parent, of which options for 66,871,219 shares have been issued to certain members of management and are outstanding, including (i) 41,909,564 options with an exercise price of $1.00 that become exercisable over the requisite service period and (ii) 24,961,655 options with an exercise price of $1.00 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The options have terms of up to ten years and become exercisable over a period up to seven years.

Accounting for Share-Based Compensation

The fair value of the time-based awards is recognized as compensation expense on a straight line basis over the requisite service period of the award, included in selling, general and administrative expenses on the statement of operations and comprehensive income (loss). The fair value of the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until such event occurs. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividend yield. At grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.

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

Accounting for Option Modification

On December 21, 2012, the Company paid a dividend of $197.5 million to stockholders of record of the Parent on December 17, 2012. In conjunction with the declaration and payment of the dividend, the Board of Directors of the Company approved a modification of certain outstanding vested and unvested options in the form of a reduced exercise price to $0.78 from $1.00. As a result of the modification, the Company recorded additional share-based compensation based on the difference between the fair value of the options immediately preceding and immediately following the modification. The incremental fair value of $0.9 million attributable to vested options was recognized in the fourth quarter of fiscal 2012. The incremental fair value of $3.0 million attributable to unvested options will be recognized over the remaining weighted-average vesting period of 3.0 years.

As of February 2, 2013, there was $14.5 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 3.0 years. The weighted-average grant-date fair value of options granted was $0.47.

The following table summarizes stock option activity for fiscal 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 28, 2012	65,167,719	$0.78
Granted	4,178,000	$0.78
Exercised	(39,000)	$0.78
Forfeited	(2,435,500)	$0.78

Outstanding at February 2, 2013	66,871,219	$0.78	8.3	$21.4

Exercisable at February 2, 2013	8,909,049	$0.78	8.2	$2.9

Expected to vest at February 2, 2013	64,643,467	$0.78	8.3	$20.7

The following table summarizes stock option vesting activity for the Successor period:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 28, 2012	65,167,719	$0.47
Granted	4,178,000	$0.47
Vested	(8,948,049)	$0.47
Forfeited	(2,435,500)	$0.47

Unvested at February 2, 2013	57,962,170	$0.47

The following table summarizes the shares available for grant as stock options or other share-based awards under the 2011 Plan:

Shares
Available for grant at January 28, 2012	26,572,908
Granted	(4,178,000)
Forfeited and available for reissuance	2,435,500

Available for grant at February 2, 2013	24,830,408

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

7. Property and Equipment

Property and equipment, net consists of:

	February 2, 2013	January 28, 2012
Land	$3,361	$3,361
Buildings and improvements	27,873	14,168
Fixtures and equipment	155,689	99,005
Leasehold improvements	185,476	135,218
Construction in progress	26,871	29,766

	399,270	281,518
Less accumulated depreciation and amortization	(75,159)	(16,946)

	$324,111	$264,572

8. Other Current Liabilities

Other current liabilities consist of:

	February 2, 2013	January 28, 2012
Customer liabilities	$35,699	$29,593
Taxes, other than income taxes	8,180	6,305
Accrued occupancy	4,625	2,615
Reserve for sales returns	9,110	8,953
Accrued compensation	36,429	7,812
Other	59,700	61,061

	$153,743	$116,339

9. Long-term Debt and Credit Arrangements

Long-term debt consisted of the following:

	February 2, 2013	January 28, 2012
Term Loan	$1,179,000	$1,194,000
Notes	400,000	400,000
Less: current portion of Term Loan	(12,000)	(15,000)

Long-term debt	$1,567,000	$1,579,000

ABL Facility

In connection with the Acquisition, on March 7, 2011, the Company entered into the ABL Facility, governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $250 million (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. On October 11, 2012, the Company entered into an amendment to the ABL Facility (the “First ABL Amendment”), with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The borrowing base under the ABL Facility equals the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus, 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus,

100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the fifth anniversary of the First ABL Amendment.

Loans drawn under the ABL Facility bear interest at a rate per annum equal to, at Group’s option, any of the following, plus, in each case, an applicable margin: (a) in the case of loans in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; (b) in the case of loans in U.S. dollars or in Euros, a LIBOR determined by reference to the costs of funds for deposits in the relevant currency for the interest period relevant to such loan adjusted for certain additional costs; (c) in the case of loans in Canadian dollars, the average offered rate for Canadian dollar bankers’ acceptances having an identical term of the applicable loan; and (d) in the case of loans in Canadian dollars, a fluctuating rate determined by reference to the higher of (1) the average offered rate for 30 day Canadian dollar bankers’ acceptances plus 0.50% and (2) the prime rate of Bank of America, N.A. for loans in Canadian dollars. The applicable margin for loans under the ABL Facility varies based on Group’s average historical excess availability and ranges from 0.50% to 1.00% with respect to base rate loans and loans in Canadian dollars bearing interest at the rate described in the immediately preceding clause (d), and from 1.50% to 2.00% with respect to LIBOR loans and loans in Canadian dollars bearing interest at the rate described in the immediately preceding clause (c). In addition, Group is required to pay a commitment fee of 0.25% per annum, in respect of the unused commitments under the ABL Facility, as well as customary letter of credit and agency fees.

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

On February 2, 2013, outstanding stand-by letters of credit were $6.4 million and excess availability, as defined, was $243.6 million. The Company did not incur loans under the ABL Facility during fiscal 2012.

Demand Letter of Credit Facility

The Company has an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. On February 2, 2013, outstanding documentary letters of credit were $7.8 million and availability was $27.2 million under this facility.

Term Loan

In connection with the Acquisition, on March 7, 2011, the Company entered into the Term Loan Facility, governed by a $1,200 million term loan credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto. On December 18, 2012, the Term Loan Facility was amended to (i) permit a one-time dividend to Chinos Intermediate Holdings B, Inc. (and by Chinos Intermediate Holdings B, Inc. to any direct or indirect parent of Holdings) in an amount up to $200 million and (ii) modify certain exceptions to the restrictive covenants in the credit agreement governing the Term Loan Facility that restrict the ability of Chinos Intermediate Holdings B, Inc., the Company and its subsidiaries to pay dividends on, or redeem or repurchase capital stock, prepay indebtedness and make investments.

The Company is required to make principal repayments equal to 0.25% of the original principal amount of the Term Loan, or $3 million, on the last day of January, April, July, and October. The Company is also required to repay the Term Loan based on annual excess cash flow as defined in the agreement under certain circumstances. Borrowings under the Term Loan mature on the seventh anniversary of the closing date of the Acquisition.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at Group’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 1.25% (the “LIBOR Floor”). The applicable margin for borrowings under the Term Loan Facility varies based upon Group’s senior secured net leverage ratio and ranges between 2.25% to 2.50% with respect to base rate borrowings and from 3.25% to 3.50% with respect to LIBOR borrowings.

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

The Term Loan Facility includes restrictions on Group’s ability and the ability of Group’s immediate parent and certain of Group’s subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends (including to the Parent) on, or redeem or repurchase, capital stock, make certain acquisitions or investments, materially change the business of the Company, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company.

The credit agreement governing the Term Loan Facility does not require the Company to comply with any financial maintenance covenants, but contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including without limitation, a cross-default according to the terms of any indebtedness with an aggregate principal amount of $35 million or more. If an event of default occurs under the Term Loan Facility, the lenders may declare all amounts outstanding under the Term Loan Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the Term Loan Facility to be sold.

The interest rate on the $1,179 million in outstanding borrowings pursuant to the Term Loan Facility was 4.50% on February 2, 2013. The applicable margin with respect to base rate borrowings was 2.25% and the LIBOR Floor and applicable margin with respect to LIBOR borrowings were 1.25% and 3.25%, respectively, at February 2, 2013.

On February 4, 2013, the Company further amended its Term Loan Facility to, among other things, replace the $1,179 million in outstanding term loans with a new class of term loans, and reduce the applicable margin and LIBOR Floor with respect to the new class of term loans. Following the amendment, the applicable margin with respect to base rate borrowings is 2.00% and the LIBOR Floor and applicable margin with respect to LIBOR borrowings are 1.00% and 3.00%, respectively. See note 20 for more information with respect to the subsequent event.

8.125% Senior Notes due 2019

On March 7, 2011, Group (as successor by merger with Chinos Acquisition Corporation) issued $400 million in principal amount of Notes. The Notes bear interest at a rate of 8.125% per annum, and interest is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2011. The Notes mature on March 1, 2019.

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

Group has been in compliance with its covenants during the terms of these agreements.

The components of interest expense are as follows:

	For the Year Ended	For the Period		For the Year Ended
	February 2, 2013	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Term Loan	$57,887	$51,824	$—	$—
Notes	32,500	29,674	—	—
Former term loan (extinguished in August 2010)	—	—	—	606
Amortization of deferred financing costs	9,606	8,802	970	2,058
Other, net of interest income	1,691	1,383	196	1,250

Interest expense, net	$101,684	$91,683	$1,166	$3,914

10. Derivative Financial Instruments

Interest Rate Caps

In April 2011, the Company entered into interest rate cap agreements for an aggregate notional amount of $600 million in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness. These cap agreements, effective in March 2012, hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in March 2013. Pursuant to the agreements, the Company has capped LIBOR at 3.5% with respect to the aggregate notional amount of $600 million. In the event LIBOR exceeds 3.5% the Company will pay interest at the capped rate. In the event LIBOR is less than 3.5%, the Company will pay interest at the prevailing LIBOR. In fiscal 2012, the Company paid interest under the Term Loan at the prevailing LIBOR.

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

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

	February 2, 2013	January 28, 2012
Interest rate caps (included in other assets)	$—	$6

Interest rate swaps (included in other liabilities)	$(33,266)	$(30,358)

Accumulated other comprehensive loss, net of tax	$20,189	$18,963

A rollforward of the accumulated other comprehensive loss, net of tax recorded is as follows:

	February 2, 2013	January 28, 2012
Accumulated other comprehensive loss, net of tax at the beginning of the year	$(18,963)	$—
Unrealized loss on cash flow hedge, net of tax	(1,777)	(18,963)
Reclassifications to interest expense, net	551	—

Accumulated other comprehensive loss, net of tax at the end of the year	$(20,189)	$(18,963)

With respect to its interest rate swaps, the Company expects to reclassify unrealized losses of approximately $7 million, net of tax, previously recorded in accumulated other comprehensive loss, thereby increasing interest expense by $12 million in its Consolidated Statement of Operations and Comprehensive Income (Loss) in fiscal 2013.

11. Fair Value Measurements

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

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $1,617 million and $1,542 million at February 2, 2013 and January 28, 2012 based on quoted market prices of the debt (level 1 inputs).

In April 2011, the Company entered into interest rate cap and swap agreements in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness, which are measured in the financial statements at fair value on a recurring basis. See note 10 for more information regarding the fair value of these financial assets and liabilities.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

Non-financial assets and liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of February 2, 2013 or January 28, 2012 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Year Ended	For the Period		For the Year Ended
	February 2, 2013	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Carrying value of long-term assets written down to fair value	$631	$1,908	$—	$535

Impairment charge	$631	$1,908	$—	$535

12. Commitments and Contingencies

(a) Operating Leases

As of February 2, 2013, the Company was obligated under various long-term operating leases, which require minimum annual rent for retail and factory stores, warehouses, office space and equipment.

These operating leases expire on varying dates through 2025. At February 2, 2013 aggregate minimum rent is as follows:

Fiscal year	Amount
2013	$134,379
2014	$133,839
2015	$131,344
2016	$125,971
2017	$116,411
Thereafter	$368,121

Certain of these leases include renewal options and escalation clauses and provide for contingent rent based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

Rent expense was $132,363 in fiscal 2012, $101,766 in the Successor period, $9,534 in the Predecessor period and $93,619 in fiscal 2010 (including contingent rent, based on store sales, of $8,553, $5,000, $251 and $5,306, respectively).

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

13. Employee Benefit Plan

The Company has a 401(K) Savings Plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible associates may contribute up to 25% of their annual base salaries subject to certain limitations. The Company’s contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the 401(K) Savings Plan were $4,085 in fiscal 2012, $3,238 in the Successor period, $320 in the Predecessor period and $3,352 in fiscal 2010.

14. Other Revenues

Other revenues consist of the following:

	For the Year Ended February 2, 2013	For the Period March 8, 2011 to January 28, 2012	For the Period January 30, 2011 to March 7, 2011	For the Year Ended January 29, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Shipping and handling fees	$21,176	$21,633	$2,395	$34,090
Other	8,442	3,808	727	4,667

Other revenues	$29,618	$25,441	$3,122	$38,757

15. Income Taxes

Group files a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state tax returns in required jurisdictions. Group and its subsidiaries have entered into a tax sharing agreement providing that each of the subsidiaries will reimburse Group for its share of income taxes based on the proportion of such subsidiaries’ tax liability on a separate return basis to the total tax liability of Group. Effective for the tax year ended January 2013, the Company will file as a member of the consolidated group of Parent.

The following table summarizes the components of the provision for income taxes:

(Dollars in millions)	For the Year Ended February 2, 2013	For the Period March 8, 2011 to January 28, 2012	For the Period January 30, 2011 to March 7, 2011	For the Year Ended January 29, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Current:
Federal	$57.9	$30.6	$(4.5)	$73.3
State and local	6.8	(0.4)	—	17.2
Foreign	0.1	0.2	—	—

	64.8	30.4	(4.5)	90.5

Deferred:
Federal	(12.0)	(31.4)	3.0	(0.7)
State and local	3.3	1.7	(0.3)	(1.3)
Foreign	(0.2)	(0.1)	—

	(8.9)	(29.8)	2.7	(2.0)

Total	$55.9	$0.6	$(1.8)	$88.5

The following table summarizes the principal reasons for the difference between the effective tax and the U.S. federal statutory income tax rate:

	For the Year Ended February 2, 2013	For the Period March 8, 2011 to January 28, 2012	For the Period January 30, 2011 to March 7, 2011	For the Year Ended January 29, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Federal income tax rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.3	6.4	1.0	5.0
Non-deductible Transaction costs	—	(18.7)	(25.8)	2.5
Uncertain tax positions	(1.3)	(13.8)	—	—
Other	(1.3)	(4.4)	(0.2)	(0.3)

Effective tax rate	36.7%	4.5%	10.0%	42.2%

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are as follows:

(Dollars in millions)	February 2, 2013	January 28, 2012
Deferred tax assets:
Customer liabilities	$11.3	$—
Rent	26.0	22.9
Financial instruments	13.3	12.1
Reserve for sales returns	3.6	3.5
Share-based payments	7.1	5.1
State net operating losses	1.0	4.9
Intangible assets	—	3.7
State taxes and interest	1.8	1.7
Transaction costs	10.7	—
Other	5.2	12.6

	80.0	66.5
Deferred tax liabilities:
Intangible assets	(380.6)	(388.2)
Difference in book and tax basis for property and equipment	(49.9)	(45.6)
Rent	(13.7)	(21.4)
Prepaid catalog and other prepaid expenses	(14.1)	(11.1)
Other	—	(0.7)

	(458.3)	(467.0)

Net deferred income tax assets (liability)	$(378.3)	$(400.5)

Amounts included in consolidated balance sheets:
Current assets	$14.7	$10.0
Non-current assets	—	—
Current liabilities	—	—
Non-current liabilities	(393.0)	(410.5)

	$(378.3)	$(400.5)

Management believes that it is more likely than not that the deferred tax asset balance of $80.0 million as of February 2, 2013 will be realized. The Company recorded significant deferred taxes in connection with its Acquisition on March 7, 2011. See note 3 for more information regarding the allocation of purchase price.

As of February 2, 2013, the Company has $5.2 million in liabilities associated with uncertain tax positions (including interest and penalties of $1.0 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $6.0 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

A reconciliation of unrecognized tax benefits is as follows:

(Dollars in millions)	For the Year Ended February 2, 2013	For the Period March 8, 2011 to January 28, 2012	For the Period January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Predecessor)
Balance at beginning of period	$7.7	$9.5	$9.5
Additions for tax positions taken during current year	3.4	2.2	—
Additions for tax positions taken during prior years	0.7	—	—
Reductions for tax positions taken during prior years	—	(1.4)	—
Settlements	(0.4)	—	—
Expirations of statutes of limitations	(2.1)	(2.6)	—

Balance at end of period	$9.3	$7.7	$9.5

Tax returns for periods ended January 2010 through January 2012 are subject to examination by the Internal Revenue Service. The tax returns for the period ended January 2010 through March 7, 2011 are currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2008 to 2010. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

As of February 2, 2013, the Company has state and local net operating loss carryovers of approximately $89.5 million. These carryovers are available to offset future taxable income for state and local tax purposes and expire primarily in March 2031.

16. Related Party Transaction

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

17. Litigation

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these other legal proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

18. Quarterly Financial Information (Unaudited)

Summarized quarterly financial results for fiscal 2012 and fiscal 2011 follow:

(in thousands)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(Successor)	(Successor)	(Successor)	(Successor)
Fiscal 2012
Total revenues		$503,523	$525,488	$555,808	$642,898
Gross profit		239,788	236,737	263,070	247,133
Net income		$30,697	$22,007	$33,179	$10,204

	First Quarter
	January 30, 2011 to March 7, 2011	March 8, 2011 to April 30, 2011	Second Quarter	Third Quarter	Fourth Quarter
	(Predecessor)	(Successor)	(Successor)	(Successor)	(Successor)
Fiscal 2011
Total revenues	$133,238	$276,218	$435,015	$479,575	$530,942
Gross profit	62,954	118,308	158,665	201,769	200,811
Net income (loss)	$(16,150)	$(13,794)	$(10,544)	$21,600	$15,147

19. Recent Accounting Pronouncements

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

20. Subsequent Event

Term Loan Amendment

On February 4, 2013 (the “Second Amendment Effective Date”), the Company, Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent, and each lender party thereto entered into Amendment No. 2 to the Credit Agreement (the “Second Term Loan Amendment”), which modified the Company’s Term Loan Facility. The Second Term Loan Amendment replaced loans outstanding under the Term Loan Facility with a new class of term loans in an aggregate principal amount of $1,179 million (the “New Term Loans”). The maturity date of the New Term Loans is March 7, 2018 and was not modified as part of the amendment.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR (subject to a floor) or the base rate, as defined. Pursuant to the Second Term Loan Amendment, the applicable margin on New Term Loans is reduced by 0.25% to 3.00% for LIBOR borrowings and 2.00% for base rate borrowings. In addition, the floor with respect to LIBOR borrowings is reduced by 0.25% to 1.00%. The Second Term Loan Amendment also provides for an incremental 0.25% step-down in applicable margin at any time on and after May 6, 2013 when the Company’s corporate family rating, as publicly announced by Moody’s, is B1 or better. Following the amendment, the applicable margin with respect to base rate borrowings is 2.00% and the LIBOR Floor and applicable margin with respect to LIBOR borrowings are 1.00% and 3.00%, respectively

The Second Term Loan Amendment provided for a soft-call option, whereby the Company will pay a premium equal to 1.0% of the outstanding principal amount of New Term Loans prepaid, refinanced, substituted or otherwise replaced, or the terms of which are amended, in connection with certain repricing transactions occurring on or prior to the date that is six months after February 4, 2013.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Cost and Expenses(a)	Charged to other Accounts	Deductions(a)	Ending Balance
	(in thousands)
Inventory reserve
(deducted from merchandise inventories)
Year ended February 2, 2013 (Successor)	$6,253	$1,055	$—	$—	$7,308
Period ended January 28, 2012 (Successor)	5,312	941	—	—	6,253
Period ended March 7, 2011 (Predecessor)	6,503	—	—	1,191	5,312
Year ended January 29, 2011 (Predecessor)	7,087	—	—	584	6,503

Allowance for sales returns
(included in other current liabilities)
Year ended February 2, 2013 (Successor)	$8,953	$157	$—	$—	$9,110
Period ended January 28, 2012 (Successor)	10,591	—	—	1,638	8,953
Period ended March 7, 2011 (Predecessor)	8,781	1,810	—	—	10,591
Year ended January 29, 2011 (Predecessor)	8,300	481	—	—	8,781

(a)	The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (increased or decreased) based on the quarterly evaluation. During each period, inventory write-downs and sales returns are charged to the statement of operations as incurred.

EXHIBIT INDEX

Exhibit No.	Document

2.1	Agreement and Plan of Merger, dated November 23, 2010, by and among J.Crew Group, Inc., Chinos Holdings, Inc. and Chinos Acquisitions Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on November 26, 2010.

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated November 23, 2010, by and among J.Crew Group, Inc., Chinos Holdings, Inc. and Chinos Acquisitions Corporation, dated January 18, 2011. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on January 18, 2011.

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Senior Notes Indenture, dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., and Wells Fargo Bank, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 10, 2011.

4.2	Supplemental Indenture, dated as of March 7, 2011 among J.Crew Group, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 10, 2011.

4.3	Form of 8.125% Senior Notes due 2019. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on March 10, 2011.

4.4	Exchange and Registration Rights Agreement, dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Purchasers named therein. Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on March 10, 2011.

4.5	Registration Rights Agreement Joinder, dated as of March 7, 2011 among J.Crew Group, Inc., the Guarantors named therein and Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Purchasers named therein. Incorporated by reference to Exhibit 4.5 to the Form 8-K filed on March 10, 2011.

Material Contracts

10.1	Credit Agreement dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., with J.Crew Group, Inc. surviving such merger as the Borrower, Chinos Intermediate Holdings B, Inc., as Holdings, Bank of America, N.A., as Administrative Agent and Issuer, and the other Lenders and Issuers party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 10, 2011.

10.2	Credit Agreement dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., with J.Crew Group, Inc. surviving such merger as the Borrower, Chinos Intermediate Holdings B, Inc. as Holdings, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 10, 2011.

1

Exhibit No.	Document

10.3	Security Agreement dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., with J.Crew Group, Inc. surviving such merger as the Borrower, Chinos Intermediate Holdings B, Inc., as Holdings, the subsidiary guarantors party thereto from time to time, and Bank of America, N.A., as Collateral Agent under the ABL Facility. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 10, 2011.

10.4	Security Agreement dated as of March 7, 2011 among Chinos Acquisition Corporation, which on March 7, 2011 was merged with and into J.Crew Group, Inc., with J.Crew Group, Inc. surviving such merger as the Borrower, Chinos Intermediate Holdings B, Inc., as Holdings, the subsidiary guarantors party thereto from time to time, and Bank of America, N.A., as Collateral Agent under the Term Loan Facility. Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 10, 2011.

10.5	Guaranty dated as of March 7, 2011 among Chinos Intermediate Holdings B, Inc., as Holdings, the other guarantors party hereto from time to time, and Bank of America, N.A., as Administrative Agent and Collateral Agent under the ABL Facility. Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 10, 2011.

10.6	Guaranty dated as of March 7, 2011 among Chinos Intermediate Holdings B, Inc., as Holdings, the other guarantors party hereto from time to time, and Bank of America, N.A., as the Administrative Agent and Collateral Agent under the Term Loan Facility. Incorporated by reference to Exhibit 10.6 to the Form 8-K filed on March 10, 2011.

10.7	First Amendment to the Credit Agreement, dated as of October 11, 2012, by and among J.Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 15, 2012.

10.8	Amendment No. 1 to the Credit Agreement, dated as of December 18, 2012, by and among J.Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 18, 2012.

10.9	Amendment No. 2 to the Credit Agreement, dated as of February 4, 2013, by and among J.Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 4, 2013.

10.10	Trademark License Agreement by and among J.Crew Group, Inc., Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.11	Employment Agreement by and among J.Crew Group, Inc., Chinos Holdings, Inc. and Millard S. Drexler dated as of March 7, 2011. Incorporated by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2011.

10.12	Amended and Restated Employment Agreement, dated September 10, 2008, between the Company and James Scully. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 11, 2008.

10.13	Amended and Restated Employment Agreement, dated July 15, 2010, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on September 3, 2010.

2

Exhibit No.	Document

10.14	Special Bonus Agreement, dated October 26, 2009, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 29, 2009.

10.15	Letter Agreement, dated November 28, 2011, between J.Crew Group, Inc. and Libby Wadle. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 29, 2011.

10.16	Letter Agreement, dated May 15, 2012, between J.Crew Group, Inc. and Stuart Haselden. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 30, 2012.

10.17	Management Services Agreement, entered into as of March 7, 2011, between Chinos Acquisition Corporation, Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Holdings, Inc., TPG Capital, L.P., and Leonard Green and Partners, L.P. Incorporated by reference to Exhibit 10.14 to the Form S-4 filed on June 22, 2011.

10.18	Principal Investors Stockholders’ Agreement, dated as of March 7, 2011, by and among Chinos Holdings, Inc., Chinos Acquisition Corporation, Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc. and the stockholder parties thereto. Incorporated by reference to Exhibit 10.15 to the Form S-4 filed on June 22, 2011.

10.19	Management Stockholders’ Agreement, dated as of March 7, 2011, by and among Chinos Holdings, Inc., Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Acquisition Corporation, and the Principal Investors, the MD Investors and Managers named therein. Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on September 1, 2011.

Other Exhibits

21.1	Subsidiaries of J.Crew Group, Inc.†

24.1	Power of Attorney†

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 2, 2013 (Successor) and January 28, 2012 (Successor), (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended February 2, 2013 (Successor), for the periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor) and for the year ended January 29, 2011 (Predecessor), (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the year ended February 2, 2013 (Successor), for the periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor) and for the year ended January 29, 2011 (Predecessor), (iv) the Consolidated Statements of Cash Flows for the year ended February 2, 2013 (Successor), for the periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor) and for the year ended January 29, 2011 (Predecessor), and (v) the Notes to the Consolidated Financial Statements.*

†	Filed herewith.
*	Furnished herewith

3