Form 10-Q
period 2013-05-04
J CREW GROUP INC
filed 2013-06-06
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 31, 2013
Common Stock, $.01 par value per share	1,000 shares

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	May 4, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$91,881	$68,399
Merchandise inventories	308,327	265,628
Prepaid expenses and other current assets	61,158	65,791
Prepaid income taxes	—	11,620

Total current assets	461,366	411,438

Property and equipment, net	333,550	324,111
Favorable lease commitments, net	32,748	35,104
Deferred financing costs, net	49,366	51,851
Intangible assets, net	973,150	975,517
Goodwill	1,686,915	1,686,915
Other assets	3,189	1,778

Total assets	$3,540,284	$3,486,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172,488	$141,119
Other current liabilities	142,813	153,743
Interest payable	10,447	18,812
Federal and state income taxes payable	9,075	—
Current portion of long-term debt	12,000	12,000

Total current liabilities	346,823	325,674

Long-term debt	1,564,000	1,567,000
Unfavorable lease commitments and deferred credits, net	74,729	71,146
Deferred income taxes, net	393,489	392,984
Other liabilities	39,390	38,419

Total liabilities	2,418,431	2,395,223

Stockholders’ equity:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,004,235	1,003,184
Accumulated other comprehensive loss	(20,198)	(20,189)
Retained earnings	137,816	108,496

Total stockholders’ equity	1,121,853	1,091,491

Total liabilities and stockholders’ equity	$3,540,284	$3,486,714

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

(in thousands)

	Thirteen Weeks Ended May 4, 2013	Thirteen Weeks Ended April 28, 2012
Revenues:
Net sales	$556,354	$497,445
Other	7,758	6,078

Total revenues	564,112	503,523
Cost of goods sold, including buying and occupancy costs	312,097	263,671

Gross profit	252,015	239,852
Selling, general and administrative expenses	178,397	164,181

Income from operations	73,618	75,671
Interest expense, net of interest income	25,681	25,412

Income before income taxes	47,937	50,259
Provision for income taxes	18,617	19,562

Net income	$29,320	$30,697

Other comprehensive income (loss):
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	1,003	—
Unrealized gain (loss) on cash flow hedges, net of tax	(766)	3
Foreign currency translation adjustments	(246)	—

Comprehensive income	$29,311	$30,700

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at January 28, 2012	1,000	$—	$1,183,606	$12,409	$(18,963)	$1,177,052

Net income	—	—	—	96,087	—	96,087
Share-based compensation	—	—	5,284	—	—	5,284
Contribution from Parent, net	—	—	11,744	—	—	11,744
Dividend	—	—	(197,450)	—	—	(197,450)
Net loss on cash flow hedges, net of tax	—	—	—	—	(1,226)	(1,226)

Balance at February 2, 2013	1,000	$—	$1,003,184	$108,496	$(20,189)	$1,091,491

Net income	—	—	—	29,320	—	29,320
Share-based compensation	—	—	1,232	—	—	1,232
Contribution to Parent	—	—	(181)	—	—	(181)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	1,003	1,003
Unrealized gain (loss) on cash flow hedges, net of tax					(766)	(766)
Foreign currency translation adjustments	—	—	—	—	(246)	(246)

Balance at May 4, 2013	1,000	$—	$1,004,235	$137,816	$(20,198)	$1,121,853

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirteen Weeks Ended May 4, 2013	Thirteen Weeks Ended April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,320	$30,697
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	19,424	16,728
Share-based compensation	1,232	1,075
Amortization of favorable lease commitments	2,356	3,341
Amortization of intangible assets	2,367	2,451
Amortization of deferred financing costs	2,485	2,401
Realized hedging losses	1,644	—
Changes in operating assets and liabilities:
Merchandise inventories	(42,853)	(7,937)
Prepaid expenses and other current assets	4,636	1,156
Other assets	(1,411)	(59)
Accounts payable and other liabilities	15,688	(31,929)
Federal and state income taxes	20,765	16,675

Net cash provided by operating activities	55,653	34,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,863)	(37,348)

Net cash used in investing activities	(28,863)	(37,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(3,000)	(3,000)
Contribution to Parent	(181)	—

Net cash used in financing activities	(3,181)	(3,000)

Effect of changes in foreign exchange rates on cash and cash equivalents	(127)	—

Increase (decrease) in cash and cash equivalents	23,482	(5,749)
Beginning balance	68,399	221,852

Ending balance	$91,881	$216,103

Supplemental cash flow information:
Income taxes paid	$692	$3,130

Interest paid	$28,584	$36,852

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen weeks ended May 4, 2013 and April 28, 2012

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for on-going consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $2.6 million, in the first quarter of fiscal 2013, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive income.

3. Goodwill and Intangible Assets

The significant components of our intangible assets and goodwill are as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Brand Name	J.Crew Brand Name	Goodwill
Balance at February 2, 2013	$16,075	$35,104	$74,142	$885,300	$1,686,915
Amortization expense	(1,342)	(2,356)	(1,025)	—	—

Balance at May 4, 2013	$14,733	$32,748	$73,117	$885,300	$1,686,915

Total accumulated amortization at May 4, 2013	$(12,277)	$(28,262)	$(8,883)

4. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

During the first quarter of fiscal 2013, the Parent issued 9,416,000 options to certain members of management, including (i) 4,683,000 options with an exercise price of $1.10 that become exercisable over a period of up to seven years and (ii) 4,733,000 options with an exercise price of $1.10 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The options have terms of up to ten years. The weighted average grant-date fair value of the time-based awards granted in the first quarter was $0.49 per share. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until that event occurs.

A summary of share-based compensation recorded in the statements of operations and comprehensive income is as follows:

	For the Thirteen Weeks Ended May 4, 2013	For the Thirteen Weeks Ended April 28, 2012
Share-based compensation	$1,232	$1,075

A summary of shares available for grant as stock options or other share-based awards is as follows:

Shares
Available for grant at February 2, 2013	24,790,408
Granted	(9,416,000)
Forfeited and available for reissuance	397,500

Available for grant at May 4, 2013	15,771,908

5. Long-Term Debt and Credit Agreements

Long-term debt consisted of the following:

	May 4, 2013	February 2, 2013
Term Loan	$1,176,000	$1,179,000
Notes	400,000	400,000
Less: current portion of Term Loan	(12,000)	(12,000)

Long-term debt	$1,564,000	$1,567,000

Borrowings under ABL Facility	$—	$—

In connection with the Acquisition, we entered into new debt financing consisting of (i) $1,450 million of senior secured credit facilities (the “Senior Credit Facilities”) consisting of (a) a $250 million, 5-year asset-based revolving credit facility (the “ABL Facility”) and (b) a $1,200 million, 7-year term loan credit facility (the “Term Loan Facility”) and (ii) $400 million of 8.125% senior notes due 2019 (the “Notes”).

Term Loan

On December 18, 2012, the Term Loan Facility was amended to, among other things, (i) permit a one-time dividend to Chinos Intermediate Holdings B, Inc. (and by Chinos Intermediate Holdings B, Inc. to any of its direct or indirect parents) in an amount up to $200 million and (ii) modify certain exceptions to the restrictive covenants in the credit agreement governing the Term Loan Facility that restrict the ability of Chinos Intermediate Holdings B, Inc., Group and its subsidiaries to pay dividends on, or redeem or repurchase capital stock, prepay certain indebtedness and make investments.

On February 4, 2013, the Company further amended the Term Loan Facility to, among other things, replace the $1,179 million in term loans outstanding immediately prior to the amendment with a new class of term loans, and reduce the applicable margin and LIBOR floor with respect to the new class of term loans. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at Group’s option, either (a) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%. Following the amendment, the applicable margin with respect to base rate borrowings is 2.00% and the LIBOR floor and applicable margin with respect to LIBOR borrowings are 1.00% and 3.00%, respectively, and the Term Loan Facility provides for an incremental 0.25% step-down in applicable margin at any time on and after May 6, 2013 when Group’s corporate family rating, as publicly announced by Moody’s, is B1 or better.

The Company is required to make principal repayments equal to 0.25% of the original $1,200 million principal amount of the term loan, or $3 million, on the last business day of January, April, July, and October. The Company is also required to repay the term loan based on annual excess cash flow as defined in the agreement, under certain circumstances. Borrowings under the Term Loan mature on the seventh anniversary of the closing date of the Acquisition.

The interest rate on the $1,176 million in outstanding LIBOR borrowings pursuant to the Term Loan Facility was 4.00% on May 4, 2013.

Credit Facilities

Average short-term borrowings under the ABL Facility during the first quarter of fiscal 2013 were $9.8 million. There were no short-term borrowings during the first quarter of fiscal 2012. Outstanding standby letters of credit were $6.4 million and excess availability, as defined, was $243.6 million at May 4, 2013. Additionally, the Company has an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit under this facility were $18.2 million and availability was $16.8 million at May 4, 2013.

Interest expense

The significant components of interest expense are as follows:

	For the Thirteen Weeks Ended May 4, 2013	For the Thirteen Weeks Ended April 28, 2012
Term Loan	$13,186	$14,311
Notes	8,125	8,125
Amortization of deferred financing costs	2,485	2,400
Other, net of interest income	1,885	576

Interest expense, net	$25,681	$25,412

6. Derivative Financial Instruments

Interest Rate Swaps

In April 2011, the Company entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $600 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness. These swap agreements, which became effective during the first quarter of fiscal 2013, hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in March 2016. As a result of the agreements, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness is 3.56% plus the applicable margin.

During the first quarter of fiscal 2013, the Company realized hedging losses of $1.6 million pursuant to the interest rate swap agreements. Such losses were included in interest expense, net in the statement of operations and comprehensive income.

The Company expects to reclassify unrealized losses of approximately $8 million, net of tax, previously recorded in accumulated other comprehensive loss, thereby increasing interest expense by $14 million in the next 12 months.

Fair Value

As of the effective date, the Company designated the interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these instruments are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). The fair value of the interest rate swaps, recorded in other liabilities, was $34,168 and $33,266 at May 4, 2013 and February 2, 2013, respectively.

7. Fair Value Measurements

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

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $1,621 million and $1,617 million at May 4, 2013 and February 2, 2013 based on quoted market prices of the debt (level 1 inputs).

In April 2011, the Company entered into interest rate swap agreements in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness, which are measured in the financial statements at fair value on a recurring basis. See note 6 for more information regarding the fair value of this financial liability.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

Non-financial assets and liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of May 4, 2013 or February 2, 2013 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Thirteen Weeks Ended May 4, 2013	For the Thirteen Weeks Ended April 28, 2012
Carrying value of long-term assets written down to fair value	$673	$160

Impairment charge	$673	$160

8. Income Taxes

The Parent files a consolidated federal income tax return, which includes Group and all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state or local tax returns in required jurisdictions.

Tax returns for periods ended January 2010 through January 2012 are subject to examination by the Internal Revenue Service. The tax returns for the periods ended January 2010 through March 7, 2011 are currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2008 to 2011. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

The difference between the U.S. statutory income tax rate of 35% and the effective tax rates for the thirteen weeks ended May 4, 2013 and April 28, 2012 of approximately 39% is primarily driven by state and local income taxes, net of federal benefit.

While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

9. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10. Recent Accounting Pronouncements

In December 2011, a pronouncement was issued that amended the guidance related to the disclosure of recognized financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The amended provisions are effective for fiscal years beginning on or after January 1, 2013, and are required to be applied retrospectively for all prior periods presented. As this pronouncement relates to disclosure only, the adoption of this amendment did not have a significant impact on the Company’s condensed consolidated financial statements.

In February 2013, a pronouncement was issued that clarified the guidance relating to the reporting of reclassifications out of accumulated other comprehensive income depending on the significance of the reclassifications and whether they are required by U.S. GAAP. The pronouncement is effective for reporting periods beginning after December 15, 2012. The Company adopted this pronouncement on February 3, 2013. The adoption of this guidance required changes in presentation only and therefore did not have a significant impact on the Company’s condensed consolidated financial statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness and lease obligations, the strength of the global economy, declines in consumer spending or changes in seasonal consumer spending patterns, competitive market conditions, our ability to anticipate and timely respond to changes in trends and consumer preferences, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, products offerings, sales channels and businesses, material disruption to our information systems, our ability to implement our real estate strategy, our ability to attract and retain key personnel, interruptions in our foreign sourcing operations, and other factors which are set forth in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC. When used herein, the terms “J.Crew,” “Group,” “Company,” “we,” “us” and “our” refer to J.Crew Group, Inc., including its wholly-owned consolidated subsidiaries.

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

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory and Madewell stores, and (2) Direct, which consists of our websites and catalogs. As of May 4, 2013, we operated 302 retail stores (including eight crewcuts and 52 Madewell stores), 107 factory stores (including four crewcuts factory stores), and three clearance stores, throughout the United States and Canada; compared to 276 retail stores (including nine crewcuts and 39 Madewell stores), 96 factory stores (including four crewcuts factory stores), and three clearance stores as of April 28, 2012.

A summary of revenues for the first quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended May 4, 2013	For the Thirteen Weeks Ended April 28, 2012
Stores	$380.2	$354.0
Direct	176.2	143.4

Net sales	556.4	497.4
Other, primarily shipping and handling fees	7.7	6.1

Total revenues	$564.1	$503.5

A summary of highlights for the first quarter is as follows:

•	Revenues increased 12.0% to $564.1 million.

•	Comparable company sales increased 5.5%.

•	Direct net sales increased 22.8% to $176.2 million.

•	Income from operations decreased $2.1 million to $73.6 million.

•	We opened three J.Crew retail stores, one J.Crew factory store, and four Madewell stores.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure used in our evaluation is comparable company sales, which includes (i) net sales from stores that have been open for at least twelve months, (ii) direct net sales, and (iii) shipping and handling fees.

A complete description of the measures we use to assess the performance of our business appears in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC.

Results of Operations – First Quarter of Fiscal 2013 compared to First Quarter of Fiscal 2012

	Thirteen Weeks Ended May 4, 2013		Thirteen Weeks Ended April 28, 2012		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$564.1	100.0%	$503.5	100.0%	$60.6	12.0%
Gross profit	252.0	44.7	239.9	47.6	12.1	5.1
Selling, general and administrative expenses	178.4	31.6	164.2	32.6	14.2	8.7
Income from operations	73.6	13.1	75.7	15.0	(2.1)	(2.7)
Interest expense, net	25.7	4.5	25.4	5.0	0.3	1.1
Provision for income taxes	18.6	3.3	19.6	3.9	(1.0)	(4.8)
Net income	$29.3	5.2%	$30.7	6.1%	$(1.4)	(4.5)%

Revenues

Revenues increased $60.6 million, or 12.0%, to $564.1 million in the first quarter of fiscal 2013 from $503.5 million in the first quarter last year, driven primarily by an increase in sales of (i) men’s apparel, specifically woven shirts, pants, and suiting and (ii) women’s apparel, specifically knits, shirts, and sweaters. Comparable company sales increased 5.5% in the first quarter of fiscal 2013. Comparable company sales increased 16.0% in the first quarter of fiscal 2012.

Stores sales increased $26.2 million, or 7.4%, to $380.2 million in the first quarter of fiscal 2013 from $354.0 million in the first quarter last year. Stores sales increased 25.9% in the first quarter of fiscal 2012. Sales from stores that have been open for less than twelve months were $48.4 million in the first quarter of fiscal 2013.

Direct sales increased $32.8 million, or 22.8%, to $176.2 million in the first quarter of fiscal 2013 from $143.4 million in the first quarter last year. Direct sales increased $23.1 million, or 19.2%, in the first quarter of fiscal 2012.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended May 4, 2013	For the Thirteen Weeks Ended April 28, 2012
Apparel:
Women’s	58%	61%
Men’s	23	20
Children’s	6	6
Accessories	13	13

	100%	100%

Other revenues increased $1.6 million to $7.7 million in the first quarter of fiscal 2013 from $6.1 million in the first quarter last year.

Gross Profit

Gross profit increased $12.1 million to $252.0 million in the first quarter of fiscal 2013 from $239.9 million in the first quarter last year. This increase resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Increase in revenues	$36.0
Decrease in merchandise margin	(15.9)
Increase in buying and occupancy costs	(8.0)

Increase in gross profit	$12.1

Gross margin decreased to 44.7% in the first quarter of fiscal 2013 from 47.6% in the first quarter last year. The decrease in gross margin was driven by: (i) a 280 basis point deterioration in merchandise margin due to increased markdowns and (ii) a 10 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.2 million to $178.4 million in the first quarter of fiscal 2013 from $164.2 million in the first quarter last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Increase in operating expenses, primarily stores and payroll	$9.0
Decrease in share-based and incentive compensation	(4.7)
Increase in advertising and catalog costs	3.8
Increase in depreciation	2.6
Other, net	3.5

Increase in selling, general and administrative expenses	$14.2

As a percentage of revenues, selling, general and administrative expenses decreased to 31.6% in the first quarter of fiscal 2013 from 32.6% in the first quarter last year.

Interest Expense, Net

Interest expense, net of interest income, increased $0.3 million to $25.7 million in the first quarter of fiscal 2013 from $25.4 million in the first quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	First Quarter Fiscal 2013	First Quarter Fiscal 2012
Term Loan	$13.2	$14.3
Notes	8.1	8.1
Amortization of deferred financing costs	2.5	2.4
Other, net of interest income	1.9	0.6

Interest expense, net	$25.7	$25.4

Provision for Income Taxes

The effective tax rates for the first quarter of fiscal 2013 and 2012 were approximately 39%. The difference between the statutory rate of 35% and the effective rates were driven primarily by state and local income taxes, net of federal benefit.

Net Income

Net income decreased $1.4 million to $29.3 million in the first quarter of fiscal 2013 compared to $30.7 million in the first quarter last year. This decrease was due to: (i) an increase in selling, general and administrative expenses of $14.2 million and (ii) an increase in interest expense of $0.3 million, offset by (iii) an increase in gross profit of $12.1 million and (iv) a decrease in the provision for income taxes of $1.0 million.

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

Operating Activities

(Dollars in millions)	For the Thirteen Weeks Ended May 4, 2013	For the Thirteen Weeks Ended April 28, 2012
Net income	$29.3	$30.7
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	19.4	16.7
Share-based compensation	1.2	1.1
Amortization of favorable lease commitments	2.4	3.3
Amortization of intangible assets	2.4	2.5
Amortization of deferred financing costs	2.5	2.4
Realized hedging losses	1.6	—
Changes in operating assets and liabilities	(3.1)	(22.1)

Net cash provided by operating activities	$55.7	$34.6

Cash provided by operating activities of $55.7 million in the first quarter of fiscal 2013 was driven by: (i) net income of $29.3 million, (ii) non-cash expenses of $29.5 million, offset by (iii) changes in operating assets and liabilities of $3.1 million due to seasonal working capital fluctuations.

Cash provided by operating activities of $34.6 million in the first quarter of fiscal 2012 was driven by: (i) net income of $30.7 million, (ii) non-cash expenses of $26.0 million, offset by (iii) changes in operating assets and liabilities of $22.1 million due to seasonal working capital fluctuations.

Investing Activities

	For the Thirteen Weeks Ended May 4, 2013	For the Thirteen Weeks Ended April 28, 2012
Capital expenditures:
New stores	$11.3	$13.1
Information technology	11.1	9.7
Other(1)	6.5	14.5

Net cash used in investing activities	$28.9	$37.3

(1)	Includes capital expenditures for warehouse and corporate office expansion, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $135 to $145 million for fiscal year 2013, including $55 to $60 million for new stores, $40 to $45 million for information technology enhancements, $15 to $20 million for warehouse and corporate office expansion, and the remainder for store renovations and general corporate purposes.

Financing Activities

	For the Thirteen Weeks Ended May 4, 2013	For the Thirteen Weeks Ended April 28, 2012
Repayment of debt	$(3.0)	$(3.0)
Contribution to Parent	(0.2)	—

Net cash used in financing activities	$(3.2)	$(3.0)

Cash used in financing activities was $3.2 million in the first quarter of fiscal 2013 resulting primarily from a quarterly principal repayment of debt under the Term Loan Facility.

Cash used in financing activities was $3.0 million in the first quarter of fiscal 2012 resulting from a quarterly principal repayment of debt under the Term Loan Facility.

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

Average short-term borrowings under the ABL Facility during the first quarter of fiscal 2013 were $9.8 million. There were no short-term borrowings during the first quarter of fiscal 2012. On May 4, 2013, outstanding standby letters of credit were $6.4 million, excess availability, as defined, was $243.6 million, and there were no borrowings outstanding.

Demand Letter of Credit Facility

The Company has an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. On May 4, 2013, outstanding documentary letters of credit were $18.2 million and availability was $16.8 million under this facility.

Term Loan

In connection with the Acquisition, on March 7, 2011, we entered into the Term Loan Facility, governed by a $1,200 million term loan credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto.

On December 18, 2012, the Term Loan Facility was amended to, among other things, (i) permit a one-time dividend to Chinos Intermediate Holdings B, Inc. (and by Chinos Intermediate Holdings B, Inc. to any of its direct or indirect parents) in an amount up to $200 million and (ii) modify certain exceptions to the restrictive covenants in the credit agreement governing the Term Loan Facility that restrict the ability of Chinos Intermediate Holdings B, Inc., Group and its subsidiaries to pay dividends on, or redeem or repurchase capital stock, prepay certain indebtedness and make investments.

On February 4, 2013, the Company further amended the Term Loan Facility to, among other things, replace the $1,179 million in term loans outstanding immediately prior to the amendment with a new class of term loans, and reduce the applicable margin and LIBOR floor with respect to the new class of term loans. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at Group’s option, either (a) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%. Following the amendment, the applicable margin with respect to base rate borrowings is 2.00% and the LIBOR floor and applicable margin with respect to LIBOR borrowings are 1.00% and 3.00%, respectively, and the Term Loan Facility provides for an incremental 0.25% step-down in applicable margin at any time on and after May 6, 2013 when Group’s corporate family rating, as publicly announced by Moody’s, is B1 or better.

The Company is required to make principal repayments equal to 0.25% of the original $1,200 million principal amount of the term loan, or $3 million, on the last business day of January, April, July, and October. The Company is also required to repay the term loan based on annual excess cash flow as defined in the agreement, under certain circumstances. Borrowings under the Term Loan mature on the seventh anniversary of the closing date of the Acquisition.

The interest rate on the $1,176 million in outstanding LIBOR borrowings pursuant to the Term Loan Facility was 4.00% on May 4, 2013.

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures, (ii) debt service requirements, including quarterly principal payments and repayments based on annual excess cash flows as defined, and (iii) working capital needs. Management anticipates that capital expenditures in fiscal 2013 will be approximately $135 to $145 million, including $55 to $60 million for new stores, $40 to $45 million for information technology enhancements, $15 to $20 million for warehouse and corporate office expansion, and the remainder for store renovations and general corporate purposes. Management believes that our current balances of cash and cash equivalents, cash flow from operations and amounts available pursuant to the ABL Facility will be adequate to fund our debt service requirements, planned capital expenditures and working capital needs for the next twelve months. Our ability to make planned capital expenditures, to fund our debt service requirements and to remain in compliance with the financial covenants, and to fund our operations depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and trade programs. As of May 4, 2013, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$6.4	$6.4	$—	$—	$—
Documentary	18.2	18.2	—	—	—

	$24.6	$24.6	$—	$—	$—

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

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February  2, 2013 filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Borrowings under the Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed would remain the same, and our net income and cash flow, including cash available for servicing our indebtedness, will correspondingly decrease. If LIBOR increases above 1.00%, a 0.125% increase in the floating rate applicable to the $1,176 million outstanding under the Term Loan Facility would result in a $1.5 million increase in our annual interest expense. Assuming all revolving loans are drawn under the $250 million ABL Facility, a 0.125% change in the floating rate would result in a $0.3 million change in our annual interest expense. We have entered into interest rate swaps in order to hedge the volatility of cash flows related to a portion of the Company’s floating rate indebtedness (see note 6 to the unaudited condensed consolidated financial statements). These hedges may not fully mitigate our interest rate risk, or may not be effective.

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

ITEM 1A. RISK FACTORS

The Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 includes a detailed discussion of certain risks that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed.

ITEM 6. EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Amendment No. 2 to Credit Agreement, dated as of February 4, 2013, by and among J.Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent, and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 4, 2013.

10.2	Special Bonus Agreement, dated April 15, 2013, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 16, 2013.

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at May 4, 2013 and February 2, 2013, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended May 4, 2013 and April 28, 2012, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended May 4, 2013 and the fifty-three weeks ended February 2, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 4, 2013 and April 28, 2012, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC.
(Registrant)

Date: June 6, 2013	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: June 6, 2013	By:	/S/ STUART C. HASELDEN
Stuart C. Haselden
Chief Financial Officer

EXHIBIT INDEX

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Amendment No. 2 to Credit Agreement, dated as of February 4, 2013, by and among J.Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent, and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 4, 2013.

10.2	Special Bonus Agreement, dated April 15, 2013, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 16, 2013.

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at May 4, 2013 and February 2, 2013, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended May 4, 2013 and April 28, 2012, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended May 4, 2013 and the fifty-three weeks ended February 2, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 4, 2013 and April 28, 2012, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.