Form 10-Q
period 2013-08-03
J CREW GROUP INC
filed 2013-09-11
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-175075		22-2894486

J.CREW GROUP, INC.

(Incorporated in Delaware)

770 Broadway

New York, New York 10003

Telephone: (212) 209-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at September 6, 2013
Common Stock, $.01 par value per share	1,000 shares

*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets at August 3, 2013 and February 2, 2013	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended August 3, 2013 and July 28, 2012	4
	Condensed Consolidated Statements of Operations and Comprehensive Income for the twenty-six weeks ended August 3, 2013 and July 28, 2012	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the twenty-six weeks ended August 3, 2013 and the fifty-three weeks ended February 2, 2013	6
	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 3, 2013 and July 28, 2012	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 6.	Exhibits	23

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	August 3, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$98,836	$68,399
Merchandise inventories	321,194	265,628
Prepaid expenses and other current assets	73,234	65,791
Prepaid income taxes	5,455	11,620

Total current assets	498,719	411,438

Property and equipment, net	348,142	324,111
Favorable lease commitments, net	30,646	35,104
Deferred financing costs, net	46,881	51,851
Intangible assets, net	970,825	975,517
Goodwill	1,686,915	1,686,915
Other assets	3,318	1,778

Total assets	$3,585,446	$3,486,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,304	$141,119
Other current liabilities	124,519	153,743
Interest payable	18,353	18,812
Current portion of long-term debt	12,000	12,000

Total current liabilities	369,176	325,674

Long-term debt	1,561,000	1,567,000
Unfavorable lease commitments and deferred credits, net	82,425	71,146
Deferred income taxes, net	395,190	392,984
Other liabilities	35,074	38,419

Total liabilities	2,442,865	2,395,223

Stockholders’ equity:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,005,575	1,003,184
Accumulated other comprehensive loss	(18,269)	(20,189)
Retained earnings	155,275	108,496

Total stockholders’ equity	1,142,581	1,091,491

Total liabilities and stockholders’ equity	$3,585,446	$3,486,714

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

(in thousands)

	Thirteen Weeks Ended August 3, 2013	Thirteen Weeks Ended July 28, 2012
Revenues:
Net sales	$550,946	$517,985
Other	8,156	7,503

Total revenues	559,102	525,488
Cost of goods sold, including buying and occupancy costs	329,110	288,751

Gross profit	229,992	236,737
Selling, general and administrative expenses	174,226	174,669

Income from operations	55,766	62,068
Interest expense, net of interest income	26,239	25,359

Income before income taxes	29,527	36,709
Provision for income taxes	12,069	14,702

Net income	$17,458	$22,007

Other comprehensive income (loss):
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	2,132	—
Unrealized gain (loss) on cash flow hedges, net of tax	528	(1,259)
Foreign currency translation adjustments	(731)	—

Comprehensive income	$19,387	$20,748

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

(in thousands)

	Twenty-six Weeks Ended August 3, 2013	Twenty-six Weeks Ended July 28, 2012
Revenues:
Net sales	$1,107,300	$1,015,430
Other	15,913	13,580

Total revenues	1,123,213	1,029,010
Cost of goods sold, including buying and occupancy costs	641,206	552,485

Gross profit	482,007	476,525
Selling, general and administrative expenses	352,622	338,787

Income from operations	129,385	137,738
Interest expense, net of interest income	51,920	50,771

Income before income taxes	77,465	86,967
Provision for income taxes	30,686	34,263

Net income	$46,779	$52,704

Other comprehensive income (loss):
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	3,135	—
Unrealized loss on cash flow hedges, net of tax	(238)	(1,256)
Foreign currency translation adjustments	(977)	—

Comprehensive income	$48,699	$51,448

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except shares)

	Common Stock				Accumulated
			Additional paid-in capital	Retained earnings	other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at January 28, 2012	1,000	$—	$1,183,606	$12,409	$(18,963)	$1,177,052

Net income	—	—	—	96,087	—	96,087
Share-based compensation	—	—	5,284	—	—	5,284
Contribution from Parent, net	—	—	11,744	—	—	11,744
Dividend	—	—	(197,450)	—	—	(197,450)
Net loss on cash flow hedges, net of tax	—	—	—	—	(1,226)	(1,226)

Balance at February 2, 2013	1,000	$—	$1,003,184	$108,496	$(20,189)	$1,091,491

Net income	—	—	—	46,779	—	46,779
Share-based compensation	—	—	2,845	—	—	2,845
Contribution to Parent	—	—	(454)	—	—	(454)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	3,135	3,135
Unrealized gain (loss) on cash flow hedges, net of tax					(238)	(238)
Foreign currency translation adjustments	—	—	—	—	(977)	(977)

Balance at August 3, 2013	1,000	$—	$1,005,575	$155,275	$(18,269)	$1,142,581

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Twenty-six Weeks Ended August 3, 2013	Twenty-six Weeks Ended July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,779	$52,704
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	38,561	33,967
Share-based compensation	2,845	2,141
Amortization of favorable lease commitments	4,458	6,835
Amortization of intangible assets	4,692	4,902
Amortization of deferred financing costs	4,970	4,801
Realized hedging losses	5,140	—
Changes in operating assets and liabilities:
Merchandise inventories	(55,869)	(40,152)
Prepaid expenses and other current assets	(7,490)	(9,245)
Other assets	(1,540)	199
Accounts payable and other liabilities	51,423	21,992
Federal and state income taxes	6,318	(4,708)

Net cash provided by operating activities	100,287	73,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(63,029)	(75,590)

Net cash used in investing activities	(63,029)	(75,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(6,000)	(6,000)
Contribution to Parent	(454)	(232)

Net cash used in financing activities	(6,454)	(6,232)

Effect of changes in foreign exchange rates on cash and cash equivalents	(367)	—

Increase (decrease) in cash and cash equivalents	30,437	(8,386)
Beginning balance	68,399	221,852

Ending balance	$98,836	$213,466

Supplemental cash flow information:
Income taxes paid	$27,423	$39,369

Interest paid	$44,319	$50,396

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012

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

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for on-going consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $4.9 million in the first half of fiscal 2013 for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive income.

3. Goodwill and Intangible Assets

The significant components of our intangible assets and goodwill are as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Brand Name	J.Crew Brand Name	Goodwill
Balance at February 2, 2013	$16,075	$35,104	$74,142	$885,300	$1,686,915
Amortization expense	(1,342)	(2,356)	(1,025)	—	—

Balance at May 4, 2013	$14,733	$32,748	$73,117	$885,300	$1,686,915
Amortization expense	(1,300)	(2,102)	(1,025)	—	—

Balance at August 3, 2013	$13,433	$30,646	$72,092	$885,300	$1,686,915

Total accumulated amortization at August 3, 2013	$(13,577)	$(30,364)	$(9,908)

4. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

During the first half of fiscal 2013, the Parent issued 9,416,000 options to certain members of management, including (i) 4,683,000 options with an exercise price of $1.10 that become exercisable over a period of up to seven years and (ii) 4,733,000 options with an exercise price of $1.10 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The options have terms of up to ten years. The weighted average grant-date fair value of the time-based awards granted in the first half was $0.49 per share. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until that event occurs.

A summary of share-based compensation recorded in the statements of operations and comprehensive income is as follows:

	For the Twenty-six Weeks Ended August 3, 2013	For the Twenty-six Weeks Ended July 28, 2012
Share-based compensation	$2,845	$2,141

A summary of shares available for grant as stock options or other share-based awards is as follows:

Shares
Available for grant at February 2, 2013	24,790,408
Granted	(9,452,750)
Forfeited and available for reissuance	1,400,900

Available for grant at August 3, 2013	16,738,558

5. Long-Term Debt and Credit Agreements

A summary of the components of the Company’s long-term debt is as follows:

	August 3, 2013	February 2, 2013
Term Loan	$1,173,000	$1,179,000
Notes	400,000	400,000
Less: current portion of Term Loan	(12,000)	(12,000)

Long-term debt	$1,561,000	$1,567,000

Borrowings under ABL Facility	$—	$—

In connection with the Acquisition, we entered into debt financing comprised of (i) $1,450 million of senior secured credit facilities (the “Senior Credit Facilities”) consisting of (a) a $250 million, 5-year asset-based revolving credit facility (the “ABL Facility”) and (b) a $1,200 million, 7-year term loan credit facility due 2018 (the “Term Loan Facility”), and (ii) $400 million of 8.125% senior notes due 2019 (the “Notes”).

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

On February 4, 2013, the Company further amended the Term Loan Facility to, among other things, replace the $1,179 million in term loans outstanding immediately prior to the amendment with a new class of term loans, and reduce the applicable margin and LIBOR floor with respect to the new class of term loans. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at Group’s option, either (a) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%. Following the amendment, the applicable margin with respect to base rate borrowings is 2.00% and the LIBOR floor and applicable margin with respect to LIBOR borrowings are 1.00% and 3.00%, respectively. In addition, the Term Loan Facility provides for an incremental 0.25% step-down in applicable margin at any time on and after May 6, 2013 when Group’s corporate family rating, as publicly announced by Moody’s, is B1 or better.

The Company is required to make principal repayments equal to 0.25% of the original $1,200 million principal amount of the term loan, or $3 million, on the last business day of January, April, July, and October. The Company is also required to repay the term loan based on annual excess cash flow as defined in the agreement, under certain circumstances. Borrowings under the Term Loan mature on March 7, 2018.

The interest rate on the $1,173 million in outstanding borrowings pursuant to the Term Loan Facility was 4.00% on August 3, 2013.

Credit Facilities

Average short-term borrowings under the ABL Facility were $4.9 million in the first half of fiscal 2013. Outstanding standby letters of credit were $5.7 million and excess availability, as defined, was $244.3 million at August 3, 2013. Additionally, the Company has an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit under this facility were $16.5 million and availability was $18.5 million at August 3, 2013.

Interest expense

A summary of the significant components of interest expense is as follows:

	For the Twenty-six Weeks Ended August 3, 2013	For the Twenty-six Weeks Ended July 28, 2012
Term Loan	$25,076	$28,581
Notes	16,250	16,250
Realized hedging losses	5,140	—
Amortization of deferred financing costs	4,970	4,801
Other, net of interest income	484	1,139

Interest expense, net	$51,920	$50,771

6. Derivative Financial Instruments

Interest Rate Swaps

In April 2011, the Company entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $600 million. These instruments limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness through the expiration of the agreements in March 2016. As a result of the agreements, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness is 3.56% plus the applicable margin.

During the first half of fiscal 2013, the Company realized hedging losses of $5.1 million pursuant to the interest rate swap agreements. Such losses were included in interest expense, net in the statement of operations and comprehensive income.

The Company expects to reclassify unrealized losses of approximately $8 million, net of tax, previously recorded in accumulated other comprehensive loss, thereby increasing interest expense by $13 million in the next 12 months.

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). The fair value of the interest rate swaps, recorded in other liabilities, was $29,769 and $33,266 at August 3, 2013 and February 2, 2013, respectively.

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

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $1,604 million and $1,617 million at August 3, 2013 and February 2, 2013 based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of August 3, 2013 or February 2, 2013 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Twenty-six Weeks Ended August 3, 2013	For the Twenty-six Weeks Ended July 28, 2012
Carrying value of long-term assets written down to fair value	$673	$160

Impairment charge	$673	$160

8. Income Taxes

The Parent files a consolidated federal income tax return, which includes Group and all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state or local tax returns in required jurisdictions.

During the second quarter of fiscal 2013, the Internal Revenue Service concluded its examination of tax returns for periods ended January 2010 through March 7, 2011. No adjustments were made to the tax returns as a result of the examination. Tax returns for the period ended January 2012 are subject to examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2008 to 2011. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

The differences between the U.S. statutory income tax rate of 35% and the effective tax rates for the twenty-six weeks ended August 3, 2013 and July 28, 2012 of 39.6% and 39.4%, respectively, are primarily driven by state and local income taxes, net of federal benefit.

While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

9. Legal Proceedings

On June 20, 2013, a purported class action complaint was filed in the United States District Court for the District of Massachusetts by an individual claiming that the Company collected her ZIP code unlawfully in connection with a retail purchase she made at a Massachusetts store. That action, captioned Miller v. J.Crew Group, Inc., 13-cv-11487 (the “Miller Action”), purports to be brought on behalf of a class of customers whose ZIP codes were collected and recorded at Company stores in Massachusetts in connection with credit card purchases, and claims that the Company used the collected ZIP code data to obtain customers’ addresses for purposes of mailing them unwanted advertising material. The Miller Action seeks money damages pursuant to a claim under Chapter 93A of the General Laws of Massachusetts and a claim for unjust enrichment. The Company believes the complaint is without merit and intends to defend against the Plaintiff’s claims. However, it is reasonably possible that the Company may incur a loss in connection with the Miller Action. The amount of such loss, if any, cannot be estimated as of the date these financial statements are issued.

The Company is also subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material impact on the Company’s financial position, results of operations or cash flows.

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

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory and Madewell stores, and (2) Direct, which consists of our websites and catalogs. As of August 3, 2013, we operated 309 retail stores (including eight crewcuts and 56 Madewell stores), 112 factory stores (including three crewcuts factory stores), and two clearance stores, throughout the United States and Canada; compared to 279 retail stores (including eight crewcuts and 39 Madewell stores), 97 factory stores (including four crewcuts factory stores), and three clearance stores as of July 28, 2012.

A summary of revenues for the second quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended August 3, 2013	For the Thirteen Weeks Ended July 28, 2012
Stores	$399.1	$384.0
Direct	151.8	134.0

Net sales	550.9	518.0
Other, primarily shipping and handling fees	8.2	7.5

Total revenues	$559.1	$525.5

A summary of highlights for the second quarter is as follows:

•	Revenues increased 6.4% to $559.1 million.

•	Comparable company sales decreased 0.6%.

•	Direct net sales increased 13.4% to $151.8 million.

•	Income from operations decreased $6.3 million to $55.8 million.

•	We opened three J.Crew retail stores, five J.Crew factory stores, and four Madewell stores.

A summary of revenues for the first half is as follows:

(Dollars in millions)	For the Twenty-six Weeks Ended August 3, 2013	For the Twenty-six Weeks Ended July 28, 2012
Stores	$779.3	$738.0
Direct	328.0	277.4

Net sales	1,107.3	1,015.4
Other, primarily shipping and handling fees	15.9	13.6

Total revenues	$1,123.2	$1,029.0

A summary of highlights for the first half is as follows:

•	Revenues increased 9.2% to $1,123.2 million.

•	Comparable company sales increased 2.4%.

•	Direct net sales increased 18.2% to $328.0 million.

•	Income from operations decreased $8.3 million to $129.4 million.

•	We opened six J.Crew retail stores, six J.Crew factory stores, and eight Madewell stores.

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

Results of Operations – Second Quarter of Fiscal 2013 compared to Second Quarter of Fiscal 2012

	Thirteen Weeks Ended August 3, 2013		Thirteen Weeks Ended July 28, 2012		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$559.1	100.0%	$525.5	100.0%	$33.6	6.4%
Gross profit	230.0	41.1	236.7	45.1	(6.7)	(2.8)
Selling, general and administrative expenses	174.2	31.2	174.7	33.2	(0.5)	(0.3)
Income from operations	55.8	10.0	62.1	11.8	(6.3)	(10.2)
Interest expense, net	26.2	4.7	25.4	4.8	0.8	3.5
Provision for income taxes	12.1	2.2	14.7	2.8	(2.6)	(17.9)
Net income	$17.5	3.1%	$22.0	4.2%	$(4.5)	(20.7)%

Revenues

Revenues increased $33.6 million, or 6.4%, to $559.1 million in the second quarter of fiscal 2013 from $525.5 million in the second quarter last year, driven primarily by an increase in sales of men’s apparel, specifically woven shirts, shorts and pants. Comparable company sales decreased 0.6% in the second quarter of fiscal 2013. Comparable company sales increased 13.6% in the second quarter of fiscal 2012.

Stores sales increased $15.1 million, or 3.9%, to $399.1 million in the second quarter of fiscal 2013 from $384.0 million in the second quarter last year. Stores sales increased 23.5% in the second quarter of fiscal 2012. Sales from stores that have been open for less than twelve months were $56.1 million in the second quarter of fiscal 2013.

Direct sales increased $17.8 million, or 13.4%, to $151.8 million in the second quarter of fiscal 2013 from $134.0 million in the second quarter last year. Direct sales increased $18.0 million, or 15.5%, in the second quarter of fiscal 2012.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended August 3, 2013	For the Thirteen Weeks Ended July 28, 2012
Apparel:
Women’s	56%	59%
Men’s	26	24
Children’s	6	5
Accessories	12	12

	100%	100%

Other revenues increased $0.7 million to $8.2 million in the second quarter of fiscal 2013 from $7.5 million in the second quarter last year.

Gross Profit

Gross profit decreased $6.7 million to $230.0 million in the second quarter of fiscal 2013 from $236.7 million in the second quarter last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Increase in revenues	$19.1
Decrease in merchandise margin	(16.0)
Increase in buying and occupancy costs	(9.8)

Decrease in gross profit	$(6.7)

Gross margin decreased to 41.1% in the second quarter of fiscal 2013 from 45.1% in the second quarter last year. The decrease in gross margin was driven by: (i) a 290 basis point deterioration in merchandise margin primarily due to increased markdowns and (ii) a 110 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.5 million to $174.2 million in the second quarter of fiscal 2013 from $174.7 million in the second quarter last year. This decrease primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Decrease in share-based and incentive compensation	$(11.9)
Insurance proceeds	(3.0)
Increase in operating expenses, primarily Stores and payroll	5.4
Increase in advertising and catalog costs	3.1
Increase in depreciation	1.8
Other, net	4.1

Decrease in selling, general and administrative expenses	$(0.5)

As a percentage of revenues, selling, general and administrative expenses decreased to 31.2% in the second quarter of fiscal 2013 from 33.2% in the second quarter last year.

Interest Expense, Net

Interest expense, net of interest income, increased $0.8 million to $26.2 million in the second quarter of fiscal 2013 from $25.4 million in the second quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended August 3, 2013	For the Thirteen Weeks Ended July 28, 2012
Term Loan	$11.9	$14.3
Notes	8.1	8.1
Realized hedging losses	3.5	—
Amortization of deferred financing costs	2.5	2.4
Other, net of interest income	0.2	0.6

Interest expense, net	$26.2	$25.4

Provision for Income Taxes

The effective tax rates for the second quarter of fiscal 2013 and 2012 were approximately 40%. The differences between the statutory rate of 35% and the effective rates were driven primarily by state and local income taxes, net of federal benefit.

Net Income

Net income decreased $4.5 million to $17.5 million in the second quarter of fiscal 2013 from $22.0 million in the second quarter last year. This decrease was due to: (i) a decrease in gross profit of $6.7 million and (ii) an increase in interest expense of $0.8 million, offset by (iii) a decrease in the provision for income taxes of $2.6 million and (iv) a decrease in selling, general and administrative expenses of $0.5 million.

Results of Operations – First Half of Fiscal 2013 compared to First Half of Fiscal 2012

	Twenty-six Weeks Ended August 3, 2013		Twenty-six Weeks Ended July 28, 2012		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,123.2	100.0%	$1,029.0	100.0%	$94.2	9.2%
Gross profit	482.0	42.9	476.5	46.3	5.5	1.2
Selling, general and administrative expenses	352.6	31.4	338.8	32.9	13.8	4.1
Income from operations	129.4	11.5	137.7	13.4	(8.3)	(6.1)
Interest expense, net	51.9	4.6	50.8	4.9	1.1	2.3
Provision for income taxes	30.7	2.7	34.3	3.3	(3.6)	(10.4)
Net income	$46.8	4.2%	$52.7	5.1%	$(5.9)	(11.2)%

Revenues

Revenues increased $94.2 million, or 9.2%, to $1,123.2 million in the first half of fiscal 2013 from $1,029.0 million in the first half last year, driven primarily by an increase in sales of (i) men’s apparel, specifically woven shirts, pants, and suiting and (ii) women’s apparel, specifically knits, shirts, and sweaters. Comparable company sales increased 2.4% in the first half of fiscal 2013. Comparable company sales increased 14.8% in the first half of fiscal 2012.

Stores sales increased $41.3 million, or 5.6%, to $779.3 million in the first half of fiscal 2013 from $738.0 million in the first half last year. Stores sales increased 24.6% in the first half of fiscal 2012. Sales from stores that have been open for less than twelve months were $105.0 million in the first half of fiscal 2013.

Direct sales increased $50.6 million, or 18.2%, to $328.0 million in the first half of fiscal 2013 from $277.4 million in the first half last year. Direct sales increased $41.1 million, or 17.4%, in the first half of fiscal 2012.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Twenty-six Weeks Ended August 3, 2013	For the Twenty-six Weeks Ended July 28, 2012
Apparel:
Women’s	57%	60%
Men’s	24	22
Children’s	6	6
Accessories	13	12

	100%	100%

Other revenues increased $2.3 million to $15.9 million in the first half of fiscal 2013 from $13.6 million in the first half last year.

Gross Profit

Gross profit increased $5.5 million to $482.0 million in the first half of fiscal 2013 from $476.5 million in the first half last year. This increase resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Increase in revenues	$54.7
Decrease in merchandise margin	(31.4)
Increase in buying and occupancy costs	(17.8)

Increase in gross profit	$5.5

Gross margin decreased to 42.9% in the first half of fiscal 2013 from 46.3% in the first half last year. The decrease in gross margin was driven by: (i) a 280 basis point deterioration in merchandise margin primarily due to increased markdowns and (ii) a 60 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $13.8 million to $352.6 million in the first half of fiscal 2013 from $338.8 million in the first half last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Increase in operating expenses, primarily Stores and payroll	$14.4
Increase in advertising and catalog costs	6.9
Increase in depreciation	4.4
Decrease in share-based and incentive compensation	(16.6)
Insurance proceeds	(3.3)
Other, net	8.0

Increase in selling, general and administrative expenses	$13.8

As a percentage of revenues, selling, general and administrative expenses decreased to 31.4% in the first half of fiscal 2013 from 32.9% in the first half last year.

Interest Expense, Net

Interest expense, net of interest income, increased $1.1 million to $51.9 million in the first half of fiscal 2013 from $50.8 million in the first half last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Twenty-six Weeks Ended August 3, 2013	For the Twenty-six Weeks Ended July 28, 2012
Term Loan	$25.1	$28.6
Notes	16.3	16.3
Realized hedging losses	5.1	—
Amortization of deferred financing costs	5.0	4.8
Other, net of interest income	0.4	1.1

Interest expense, net	$51.9	$50.8

Provision for Income Taxes

The effective tax rates for the first half of fiscal 2013 and 2012 were approximately 40%. The differences between the statutory rate of 35% and the effective rates were driven primarily by state and local income taxes, net of federal benefit.

Net Income

Net income decreased $5.9 million to $46.8 million in the first half of fiscal 2013 from $52.7 million in the first half last year. This decrease was due to: (i) an increase in selling, general and administrative expenses of $13.8 million and (ii) an increase in interest expense of $1.1 million, offset by (iii) an increase in gross profit of $5.5 million and (iv) a decrease in the provision for income taxes of $3.6 million.

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

Operating Activities

(Dollars in millions)	For the Twenty-six Weeks Ended August 3, 2013	For the Twenty-six Weeks Ended July 28, 2012
Net income	$46.8	$52.7
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	38.6	34.0
Share-based compensation	2.8	2.1
Amortization of favorable lease commitments	4.5	6.8
Amortization of intangible assets	4.7	4.9
Amortization of deferred financing costs	5.0	4.8
Realized hedging losses	5.1	—
Changes in operating assets and liabilities	(7.2)	(31.9)

Net cash provided by operating activities	$100.3	$73.4

Cash provided by operating activities of $100.3 million in the first half of fiscal 2013 was driven by: (i) net income of $46.8 million, (ii) non-cash expenses of $60.7 million, offset by (iii) changes in operating assets and liabilities of $7.2 million due to seasonal working capital fluctuations and working capital management.

Cash provided by operating activities of $73.4 million in the first half of fiscal 2012 was driven by: (i) net income of $52.7 million, (ii) non-cash expenses of $52.6 million, offset by (iii) changes in operating assets and liabilities of $31.9 million due to seasonal working capital fluctuations.

Investing Activities

	For the Twenty-six Weeks Ended August 3, 2013	For the Twenty-six Weeks Ended July 28, 2012
Capital expenditures:
New stores	$27.9	$26.0
Information technology	21.4	20.5
Other(1)	13.7	29.1

Net cash used in investing activities	$63.0	$75.6

(1)	Includes capital expenditures for warehouse and corporate office improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $135 to $145 million for fiscal year 2013, including $55 to $60 million for new stores, $40 to $45 million for information technology enhancements, $15 to $20 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes.

Financing Activities

	For the Twenty-six Weeks Ended August 3, 2013	For the Twenty-six Weeks Ended July 28, 2012
Repayment of debt	$(6.0)	$(6.0)
Contribution to Parent	(0.5)	(0.2)

Net cash used in financing activities	$(6.5)	$(6.2)

Cash used in financing activities was $6.5 million in the first half of fiscal 2013 resulting primarily from quarterly principal repayments of debt under the Term Loan Facility.

Cash used in financing activities was $6.2 million in the first half of fiscal 2012 resulting from quarterly principal repayments of debt under the Term Loan Facility.

Financing Arrangements

ABL Facility

In connection with the Acquisition, on March 7, 2011, we entered into the ABL Facility, governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of $250 million (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. On October 11, 2012, we entered into an amendment to the ABL Facility (the “First ABL Amendment”), with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The borrowing base under the ABL Facility equals the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus, 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on October 11, 2017.

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

Average short-term borrowings under the ABL Facility were $4.9 million in the first half of fiscal 2013. On August 3, 2013, outstanding standby letters of credit were $5.7 million, excess availability, as defined, was $244.3 million, and there were no borrowings outstanding.

Demand Letter of Credit Facility

The Company has an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. On August 3, 2013, outstanding documentary letters of credit were $16.5 million and availability was $18.5 million under this facility.

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

On February 4, 2013, we further amended the Term Loan Facility to, among other things, replace the $1,179 million in term loans outstanding immediately prior to the amendment with a new class of term loans, and reduce the applicable margin and LIBOR floor with respect to the new class of term loans. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at Group’s option, either (a) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%. Following the amendment, the applicable margin with respect to base rate borrowings is 2.00% and the LIBOR floor and applicable margin with respect to LIBOR borrowings are 1.00% and 3.00%, respectively. In addition, the Term Loan Facility provides for an incremental 0.25% step-down in applicable margin at any time on and after May 6, 2013 when Group’s corporate family rating, as publicly announced by Moody’s, is B1 or better.

We are required to make principal repayments equal to 0.25% of the original $1,200 million principal amount of the term loan, or $3 million, on the last business day of January, April, July, and October. We are also required to repay the term loan based on annual excess cash flow as defined in the agreement, under certain circumstances. Borrowings under the Term Loan mature on March 7, 2018.

The interest rate on the $1,173 million in outstanding LIBOR borrowings pursuant to the Term Loan Facility was 4.00% on August 3, 2013.

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures, (ii) debt service requirements, including quarterly principal payments and repayments based on annual excess cash flows as defined, and (iii) working capital needs. Management anticipates that capital expenditures in fiscal 2013 will be approximately $135 to $145 million, including $55 to $60 million for new stores, $40 to $45 million for information technology enhancements, $15 to $20 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes. Management believes that our current balances of cash and cash equivalents, cash flow from operations and amounts available pursuant to the ABL Facility will be adequate to fund our debt service requirements, planned capital expenditures and working capital needs for the next twelve months. Our ability to make planned capital expenditures, to fund our debt service requirements and to remain in compliance with the financial covenants, and to fund our operations depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance programs. As of August 3, 2013, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$5.7	$5.7	$—	$—	$—
Documentary	16.5	16.5	—	—	—

	$22.2	$22.2	$—	$—	$—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Borrowings under the Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed would remain the same, and our net income and cash flow, including cash available for servicing our indebtedness, will correspondingly decrease. If LIBOR increases above 1.00%, a 0.125% increase in the floating rate applicable to the $1,173 million outstanding under the Term Loan Facility would result in a $1.5 million increase in our annual interest expense. Assuming all revolving loans are drawn under the $250 million ABL Facility, a 0.125% change in the floating rate would result in a $0.3 million change in our annual interest expense. We have entered into interest rate swaps in order to hedge the volatility of cash flows related to a portion of the Company’s floating rate indebtedness (see note 6 to the unaudited condensed consolidated financial statements). These hedges may not fully mitigate our interest rate risk, or may not be effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 20, 2013, a purported class action complaint was filed in the United States District Court for the District of Massachusetts by an individual claiming that the Company collected her ZIP code unlawfully in connection with a retail purchase she made at a Massachusetts store. That action, captioned Miller v. J.Crew Group, Inc., 13-cv-11487 (the “Miller Action”), purports to be brought on behalf of a class of customers whose ZIP codes were collected and recorded at Company stores in Massachusetts in connection with credit card purchases, and claims that the company used the collected ZIP code data to obtain customers’ addresses for purposes of mailing them unwanted advertising material. The Miller Action seeks money damages pursuant to a claim under Chapter 93A of the General Laws of Massachusetts and a claim for unjust enrichment. The Company believes the complaint is without merit and intends to defend against the Plaintiff’s claims. However, it is reasonably possible that the Company may incur a loss in connection with the Miller Action. The amount of such loss, if any, cannot be estimated at the date of this report.

Also, the Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

The Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 includes a detailed discussion of certain risks that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed.

ITEM 6. EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at August 3, 2013 and February 2, 2013, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended August 3, 2013 and July 28, 2012, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the twenty-six weeks ended August 3, 2013 and July 28, 2012, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the twenty-six weeks ended August 3, 2013 and the fifty-three weeks ended February 2, 2013, (v) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 3, 2013 and July 28, 2012, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC.
(Registrant)

Date: September 11, 2013	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: September 11, 2013	By:	/S/ STUART C. HASELDEN
Stuart C. Haselden
Chief Financial Officer

EXHIBIT INDEX

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at August 3, 2013 and February 2, 2013, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended August 3, 2013 and July 28, 2012, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the twenty-six weeks ended August 3, 2013 and July 28, 2012, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the twenty-six weeks ended August 3, 2013 and the fifty-three weeks ended February 2, 2013, (v) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 3, 2013 and July 28, 2012, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.