Form 10-Q
period 2013-11-02
J CREW GROUP INC
filed 2013-12-04
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 29, 2013
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets at November 2, 2013 and February 2, 2013	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended November 2, 2013 and October 27, 2012	4
	Condensed Consolidated Statements of Operations and Comprehensive Income for the thirty-nine weeks ended November 2, 2013 and October 27, 2012	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirty-nine weeks ended November 2, 2013 and the fifty-three weeks ended February 2, 2013	6
	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 2, 2013 and October 27, 2012	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	26

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	November 2, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$77,893	$68,399
Merchandise inventories	418,401	265,628
Prepaid expenses and other current assets	82,478	65,791
Prepaid income taxes	—	11,620
Total current assets	578,772	411,438
Property and equipment, net	369,054	324,111
Favorable lease commitments, net	28,612	35,104
Deferred financing costs, net	44,396	51,851
Intangible assets, net	968,500	975,517
Goodwill	1,686,915	1,686,915
Other assets	3,507	1,778
Total assets	$3,679,756	$3,486,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,374	$141,119
Other current liabilities	150,137	153,743
Interest payable	10,036	18,812
Income taxes payable	2,424	—
Current portion of long-term debt	12,000	12,000
Total current liabilities	417,971	325,674
Long-term debt	1,558,000	1,567,000
Unfavorable lease commitments and deferred credits, net	91,741	71,146
Deferred income taxes, net	397,087	392,984
Other liabilities	33,268	38,419
Total liabilities	2,498,067	2,395,223
Stockholders’ equity:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,006,980	1,003,184
Accumulated other comprehensive loss	(15,994)	(20,189)
Retained earnings	190,703	108,496
Total stockholders’ equity	1,181,689	1,091,491
Total liabilities and stockholders’ equity	$3,679,756	$3,486,714

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

(in thousands)

	Thirteen Weeks Ended November 2, 2013	Thirteen Weeks Ended October 27, 2012
Revenues:
Net sales	$610,029	$548,506
Other	8,798	7,302
Total revenues	618,827	555,808
Cost of goods sold, including buying and occupancy costs	347,332	292,738
Gross profit	271,495	263,070
Selling, general and administrative expenses	188,583	188,569
Income from operations	82,912	74,501
Interest expense, net of interest income	26,467	24,089
Income before income taxes	56,445	50,412
Provision for income taxes	21,017	17,233
Net income	$35,428	$33,179
Other comprehensive income (loss):
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	1,917	—
Unrealized gain (loss) on cash flow hedges, net of tax	(289)	(436)
Foreign currency translation adjustments	647	—
Comprehensive income	$37,703	$32,743

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

(in thousands)

	Thirty-nine Weeks Ended November 2, 2013	Thirty-nine Weeks Ended October 27, 2012
Revenues:
Net sales	$1,717,329	$1,563,936
Other	24,711	20,882
Total revenues	1,742,040	1,584,818
Cost of goods sold, including buying and occupancy costs	988,537	845,223
Gross profit	753,503	739,595
Selling, general and administrative expenses	541,207	527,357
Income from operations	212,296	212,238
Interest expense, net of interest income	78,386	74,860
Income before income taxes	133,910	137,378
Provision for income taxes	51,703	51,496
Net income	$82,207	$85,882
Other comprehensive income (loss):
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	5,052	—
Unrealized loss on cash flow hedges, net of tax	(527)	(1,692)
Foreign currency translation adjustments	(330)	—
Comprehensive income	$86,402	$84,190

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at January 28, 2012	1,000	$—	$1,183,606	$12,409	$(18,963)	$1,177,052
Net income	—	—	—	96,087	—	96,087
Share-based compensation	—	—	5,284	—	—	5,284
Contribution from Parent, net	—	—	11,744	—	—	11,744
Dividend	—	—	(197,450)	—	—	(197,450)
Net loss on cash flow hedges, net of tax	—	—	—	—	(1,226)	(1,226)
Balance at February 2, 2013	1,000	$—	$1,003,184	$108,496	$(20,189)	$1,091,491
Net income	—	—	—	82,207	—	82,207
Share-based compensation	—	—	4,359	—	—	4,359
Contribution to Parent	—	—	(563)	—	—	(563)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	5,052	5,052
Unrealized gain (loss) on cash flow hedges, net of tax					(527)	(527)
Foreign currency translation adjustments	—	—	—	—	(330)	(330)
Balance at November 2, 2013	1,000	$—	$1,006,980	$190,703	$(15,994)	$1,181,689

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirty-nine Weeks Ended November 2, 2013	Thirty-nine Weeks Ended October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,207	$85,882
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	57,538	52,363
Realized hedging losses	8,635	—
Amortization of deferred financing costs	7,455	7,201
Amortization of intangible assets	7,017	7,354
Amortization of favorable lease commitments	6,492	10,860
Share-based compensation	4,359	3,213
Changes in operating assets and liabilities:
Merchandise inventories	(152,905)	(105,942)
Prepaid expenses and other current assets	(16,663)	(3,623)
Other assets	(1,702)	649
Accounts payable and other liabilities	103,346	40,136
Federal and state income taxes	16,038	(4,514)
Net cash provided by operating activities	121,817	93,579
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(102,637)	(109,588)
Net cash used in investing activities	(102,637)	(109,588)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(9,000)	(9,000)
Costs incurred in refinancing debt	—	(650)
Contribution to Parent	(563)	(518)
Net cash used in financing activities	(9,563)	(10,168)
Effect of changes in foreign exchange rates on cash and cash equivalents	(123)	—
Increase (decrease) in cash and cash equivalents	9,494	(26,177)
Beginning balance	68,399	221,852
Ending balance	$77,893	$195,675
Supplemental cash flow information:
Income taxes paid	$38,821	$56,179
Interest paid	$76,550	$81,351

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012

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

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for on-going consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $7.4 million in the first nine months of fiscal 2013 for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive income.

3. Goodwill and Intangible Assets

The significant components of our intangible assets and goodwill are as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Brand Name	J.Crew Brand Name	Goodwill
Balance at February 2, 2013	$16,075	$35,104	$74,142	$885,300	$1,686,915
Amortization expense	(1,342)	(2,356)	(1,025)	—	—
Balance at May 4, 2013	$14,733	$32,748	$73,117	$885,300	$1,686,915
Amortization expense	(1,300)	(2,102)	(1,025)	—	—
Balance at August 3, 2013	$13,433	$30,646	$72,092	$885,300	$1,686,915
Amortization expense	(1,300)	(2,034)	(1,025)	—	—
Balance at November 2, 2013	$12,133	$28,612	$71,067	$885,300	$1,686,915
Total accumulated amortization at November 2, 2013	$(14,877)	$(32,398)	$(10,933)

4. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

During the first nine months of fiscal 2013, the Parent issued 10,431,000 options to certain members of management, including (i) 5,170,500 options with a weighted average exercise price of $1.10 that become exercisable over a period of up to seven years and (ii) 5,260,500 options with a weighted average exercise price of $1.10 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The options have terms of up to ten years. The weighted average grant-date fair value of the time-based awards granted in the first nine months was $0.49 per share. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until that event occurs.

A summary of share-based compensation recorded in the statements of operations and comprehensive income is as follows:

	For the Thirty-nine Weeks Ended November 2, 2013	For the Thirty-nine Weeks Ended October 27, 2012
Share-based compensation	$4,359	$3,213

A summary of shares available for grant as stock options or other share-based awards is as follows:

Shares
Available for grant at February 2, 2013	24,790,408
Granted	(10,467,750)
Forfeited and available for reissuance	2,192,400
Available for grant at November 2, 2013	16,515,058

5. Long-Term Debt and Credit Agreements

A summary of the components of the Company’s long-term debt is as follows:

	November 2, 2013	February 2, 2013
Term Loan	$1,170,000	$1,179,000
Notes	400,000	400,000
Less: current portion of Term Loan	(12,000)	(12,000)
Long-term debt	$1,558,000	$1,567,000
Borrowings under ABL Facility	$—	$—

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

The interest rate on the $1,170 million in outstanding LIBOR borrowings pursuant to the Term Loan Facility was 4.00% on November 2, 2013.

ABL Facility

On October 11, 2012, the Company entered into an amendment to the ABL Facility (the “First Amendment”) that extended the maturity date to October 11, 2017. The First Amendment also (i) reduced the pricing on loans, letters of credit and fees paid on unutilized commitments and (ii) modified certain financial and negative covenants.

Average short-term borrowings under the ABL Facility were $3.3 million in the first nine months of fiscal 2013. Outstanding standby letters of credit were $5.7 million and excess availability, as defined, was $244.3 million at November 2, 2013. Additionally, the Company has an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. Outstanding letters of credit under this facility were $15.9 million and availability was $19.1 million at November 2, 2013.

Interest expense

A summary of the significant components of interest expense is as follows:

	For the Thirty-nine Weeks Ended November 2, 2013	For the Thirty-nine Weeks Ended October 27, 2012
Term Loan	$36,935	$42,796
Notes	24,375	24,375
Realized hedging losses	8,635	—
Amortization of deferred financing costs	7,455	7,201
Other, net of interest income	986	488
Interest expense, net	$78,386	$74,860

6. Derivative Financial Instruments

Interest Rate Swaps

In April 2011, the Company entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $600 million, which will be reduced by $100 million annually for the term of the agreements. These instruments limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness through the expiration of the agreements in March 2016. As a result of the agreements, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness is 3.56% plus the applicable margin.

During the first nine months of fiscal 2013, the Company realized hedging losses of $8.6 million pursuant to the interest rate hedging agreements. Such losses were included in interest expense, net in the statement of operations and comprehensive income.

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). The fair value of the interest rate swaps, recorded in other liabilities, was $26,985 and $33,266 at November 2, 2013 and February 2, 2013, respectively.

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

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $1,601 million and $1,617 million at November 2, 2013 and February 2, 2013 based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of November 2, 2013 or February 2, 2013 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Thirty-nine Weeks Ended November 2, 2013	For the Thirty-nine Weeks Ended October 27, 2012
Carrying value of long-term assets written down to fair value	$673	$160
Impairment charge	$673	$160

8. Income Taxes

The Parent files a consolidated federal income tax return, which includes Group and all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state or local tax returns in required jurisdictions.

During the second quarter of fiscal 2013, the Internal Revenue Service concluded its examination of tax returns for periods ended January 2010 through March 7, 2011. No adjustments were made to the tax returns as a result of the examination. The tax return for the period ended January 2012 is currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2008 to 2011. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

The differences between the U.S. statutory income tax rate of 35% and the effective tax rates for the thirty-nine weeks ended November 2, 2013 and October 27, 2012 of 38.6% and 37.5%, respectively, are primarily driven by state and local income taxes, net of federal benefit, offset by certain federal tax credits.

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

11. Subsequent Event

On November 4, 2013 in a private transaction, Chinos Intermediate Holdings A, Inc. (the “Issuer”), an indirect parent holding company of Group, issued $500 million aggregate principal of 7.75/8.50% Senior PIK Toggle Notes due May 1, 2019 (the “PIK Notes”).  The PIK Notes pay interest semi-annually on May 1 and November 1 of each year.  Interest for the first and final interest periods is required to be paid in cash at the cash interest rate of 7.75%.  For each other interest period, the Issuer is required to pay interest in cash, unless certain conditions are satisfied, in which case the Issuer may elect to pay PIK interest either by increasing the principal amount or issuing new notes.  The PIK interest rate is equal to the cash interest rate plus 75 basis points, or 8.50%.

The PIK Notes are: (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, including Group, and therefore are not recorded in the financial statements of the Company.  The PIK Notes provide for redemption at certain prices, including with respect to a change in control or equity offering.  While not required, the Company intends to pay dividends to the Issuer to fund interest payments.  If interest on the PIK Notes is paid in cash, the semi-annual interest payments will be $19 million, or $213 million through the maturity date.  The dividends will be recorded as a reduction of stockholders’ equity in the consolidated financial statements of Group.

The net proceeds of $490 million from this offering were used by the Issuer to fund a cash dividend of $484 million to equity holders, and dividend equivalent compensation payments of $6 million to certain equity-award holders.  Additionally, the exercise prices of certain equity-awards were reduced by an amount equal to the dividend of $0.53 per share.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness and lease obligations, the strength of the global economy, declines in consumer spending or changes in seasonal consumer spending patterns, competitive market conditions, our ability to anticipate and timely respond to changes in trends and consumer preferences, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, products offerings, sales channels and businesses, material disruption to our information systems, our ability to implement our real estate strategy, our ability to implement our international expansion strategy, our ability to attract and retain key personnel, interruptions in our foreign sourcing operations, and other factors which are set forth in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory and Madewell stores, and (2) Direct, which consists of our websites and catalogs. As of November 2, 2013, we operated 320 retail stores (including eight crewcuts and 63 Madewell stores), 116 factory stores (including three crewcuts factory stores), and two clearance stores, throughout the United States, Canada and the United Kingdom; compared to 290 retail stores (including eight crewcuts and 43 Madewell stores), 102 factory stores (including four crewcuts factory stores), and three clearance stores as of October 27, 2012.

A summary of revenues for the third quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended November 2, 2013	For the Thirteen Weeks Ended October 27, 2012
Stores	$420.2	$391.7
Direct	189.8	156.8
Net sales	610.0	548.5
Other, primarily shipping and handling fees	8.8	7.3
Total revenues	$618.8	$555.8

A summary of highlights for the third quarter is as follows:

•	Revenues increased 11.3% to $618.8 million.

•	Comparable company sales increased 4.4%.

•	Direct net sales increased 21.1% to $189.8 million.

•	Income from operations increased $8.4 million to $82.9 million.

•	We opened five J.Crew retail stores, four J.Crew factory stores, and seven Madewell stores and closed one J.Crew retail store.

A summary of revenues for the first nine months is as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended November 2, 2013	For the Thirty-nine Weeks Ended October 27, 2012
Stores	$1,199.5	$1,129.8
Direct	517.8	434.1
Net sales	1,717.3	1,563.9
Other, primarily shipping and handling fees	24.7	20.9
Total revenues	$1,742.0	$1,584.8

A summary of highlights for the first nine months is as follows:

•	Revenues increased 9.9% to $1,742.0 million.

•	Comparable company sales increased 3.1%.

•	Direct net sales increased 19.3% to $517.8 million.

•	Income from operations increased to $212.3 million.

•	We opened 11 J.Crew retail stores, 10 J.Crew factory stores, and 15 Madewell stores and closed one J.Crew retail store.

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

Results of Operations – Third Quarter of Fiscal 2013 compared to Third Quarter of Fiscal 2012

	Thirteen Weeks Ended November 2, 2013		Thirteen Weeks Ended October 27, 2012		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$618.8	100.0%	$555.8	100.0%	$63.0	11.3%
Gross profit	271.5	43.9	263.1	47.3	8.4	3.2
Selling, general and administrative expenses	188.6	30.5	188.6	33.9	—	NM
Income from operations	82.9	13.4	74.5	13.4	8.4	11.3
Interest expense, net	26.5	4.3	24.1	4.3	2.4	9.9
Provision for income taxes	21.0	3.4	17.2	3.1	3.8	22.0
Net income	$35.4	5.7%	$33.2	6.0%	$2.2	6.8%

Revenues

Revenues increased $63.0 million, or 11.3%, to $618.8 million in the third quarter of fiscal 2013 from $555.8 million in the third quarter last year, driven primarily by an increase in sales of (i) women’s apparel, specifically sweaters, knits, and shirts and (ii) men’s apparel, specifically woven shirts, pants, and sweaters. Comparable company sales increased 4.4% in the third quarter of fiscal 2013. Comparable company sales increased 10.4% in the third quarter of fiscal 2012.

Stores sales increased $28.5 million, or 7.3%, to $420.2 million in the third quarter of fiscal 2013 from $391.7 million in the third quarter last year. Stores sales increased 17.1% in the third quarter of fiscal 2012. Sales from stores that have been open for less than twelve months were $53.9 million in the third quarter of fiscal 2013.

Direct sales increased $33.0 million, or 21.1%, to $189.8 million in the third quarter of fiscal 2013 from $156.8 million in the third quarter last year. Direct sales increased $18.2 million, or 13.2%, in the third quarter of fiscal 2012.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended November 2, 2013	For the Thirteen Weeks Ended October 27, 2012
Apparel:
Women’s	57%	58%
Men’s	23	22
Children’s	7	7
Accessories	13	13
	100%	100%

Other revenues increased $1.5 million to $8.8 million in the third quarter of fiscal 2013 from $7.3 million in the third quarter last year.

Gross Profit

Gross profit increased $8.4 million to $271.5 million in the third quarter of fiscal 2013 from $263.1 million in the third quarter last year. This increase resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Increase in revenues	$36.8
Decrease in merchandise margin	(17.0)
Increase in buying and occupancy costs	(11.4)
Increase in gross profit	$8.4

Gross margin decreased to 43.9% in the third quarter of fiscal 2013 from 47.3% in the third quarter last year. The decrease in gross margin was driven by: (i) a 270 basis point deterioration in merchandise margin primarily due to increased markdowns and (ii) a 70 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were flat in the third quarter of fiscal 2013 compared to $188.6 million in the third quarter last year. A summary of offsetting increases and decreases is as follows:

(Dollars in millions)	Increase/ (decrease)
Increase in operating expenses, primarily Stores and payroll	$5.9
Decrease in share-based and incentive compensation	(6.8)
Other, net	0.9
Change in selling, general and administrative expenses	$—

As a percentage of revenues, selling, general and administrative expenses decreased to 30.5% in the third quarter of fiscal 2013 from 33.9% in the third quarter last year.

Interest Expense, Net

Interest expense, net of interest income, increased $2.4 million to $26.5 million in the third quarter of fiscal 2013 from $24.1 million in the third quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended November 2, 2013	For the Thirteen Weeks Ended October 27, 2012
Term Loan	$11.9	$14.2
Notes	8.1	8.1
Realized hedging losses	3.5	—
Amortization of deferred financing costs	2.5	2.4
Other, net of interest income	0.5	(0.6)
Interest expense, net	$26.5	$24.1

Provision for Income Taxes

The effective tax rates for the third quarter of fiscal 2013 and 2012 were approximately 37% and 34%, respectively. The difference between the statutory rate of 35% and the effective rate of 37% was driven primarily by state and local income taxes, net of federal benefit, offset by certain federal tax credits. The effective rate in the third quarter last year reflected a reduction in uncertain tax positions due to the expiration of statute of limitations.

Net Income

Net income increased $2.2 million to $35.4 million in the third quarter of fiscal 2013 from $33.2 million in the third quarter last year. This increase was due to: (i) an increase in gross profit of $8.4 million, offset by (ii) an increase in the provision for income taxes of $3.8 million and (iii) an increase in interest expense of $2.4 million.

Results of Operations – First Nine Months of Fiscal 2013 compared to First Nine Months of Fiscal 2012

	Thirty-nine Weeks Ended November 2, 2013		Thirty-nine Weeks Ended October 27, 2012		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,742.0	100.0%	$1,584.8	100.0%	$157.2	9.9%
Gross profit	753.5	43.3	739.6	46.7	13.9	1.9
Selling, general and administrative expenses	541.2	31.1	527.4	33.3	13.8	2.6
Income from operations	212.3	12.2	212.2	13.4	0.1	NM
Interest expense, net	78.4	4.5	74.9	4.7	3.5	4.7
Provision for income taxes	51.7	3.0	51.5	3.2	0.2	0.4
Net income	$82.2	4.7%	$85.9	5.4%	$(3.7)	(4.3)%

Revenues

Revenues increased $157.2 million, or 9.9%, to $1,742.0 million in the first nine months of fiscal 2013 from $1,584.8 million in the first nine months last year, driven primarily by an increase in sales of (i) men’s apparel, specifically woven shirts, pants, and suiting and (ii) women’s apparel, specifically sweaters, knits, and shirts. Comparable company sales increased 3.1% in the first nine months of fiscal 2013. Comparable company sales increased 13.2% in the first nine months of fiscal 2012.

Stores sales increased $69.8 million, or 6.2%, to $1,199.5 million in the first nine months of fiscal 2013 from $1,129.8 million in the first nine months last year. Stores sales increased 21.9% in the first nine months of fiscal 2012. Sales from stores that have been open for less than twelve months were $158.9 million in the first nine months of fiscal 2013.

Direct sales increased $83.6 million, or 19.3%, to $517.8 million in the first nine months of fiscal 2013 from $434.1 million in the first nine months last year. Direct sales increased $59.3 million, or 15.8%, in the first nine months of fiscal 2012.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirty-nine Weeks Ended November 2, 2013	For the Thirty-nine Weeks Ended October 27, 2012
Apparel:
Women’s	57%	59%
Men’s	24	22
Children’s	6	6
Accessories	13	13
	100%	100%

Other revenues increased $3.8 million to $24.7 million in the first nine months of fiscal 2013 from $20.9 million in the first nine months last year.

Gross Profit

Gross profit increased $13.9 million to $753.5 million in the first nine months of fiscal 2013 from $739.6 million in the first nine months last year. This increase resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Increase in revenues	$91.4
Decrease in merchandise margin	(48.4)
Increase in buying and occupancy costs	(29.1)
Increase in gross profit	$13.9

Gross margin decreased to 43.3% in the first nine months of fiscal 2013 from 46.7% in the first nine months last year. The decrease in gross margin was driven by: (i) a 280 basis point deterioration in merchandise margin primarily due to increased markdowns and (ii) a 60 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $13.8 million to $541.2 million in the first nine months of fiscal 2013 from $527.4 million in the first nine months last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Increase in operating expenses, primarily Stores and payroll	$20.3
Increase in advertising and catalog costs	6.8
Increase in depreciation	3.9
Decrease in share-based and incentive compensation	(23.4)
Insurance proceeds	(3.7)
Other, net	9.9
Increase in selling, general and administrative expenses	$13.8

As a percentage of revenues, selling, general and administrative expenses decreased to 31.1% in the first nine months of fiscal 2013 from 33.3% in the first nine months last year.

Interest Expense, Net

Interest expense, net of interest income, increased $3.5 million to $78.4 million in the first nine months of fiscal 2013 from $74.9 million in the first nine months last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended November 2, 2013	For the Thirty-nine Weeks Ended October 27, 2012
Term Loan	$36.9	$42.8
Notes	24.4	24.4
Realized hedging losses	8.6	—
Amortization of deferred financing costs	7.5	7.2
Other, net of interest income	1.0	0.5
Interest expense, net	$78.4	$74.9

Provision for Income Taxes

The effective tax rates for the first nine months of fiscal 2013 and 2012 were approximately 39% and 38%, respectively. The difference between the statutory rate of 35% and the effective rate of 39% was driven primarily by state and local income taxes, net of federal benefit, offset by certain federal tax credits. The effective rate in the third quarter last year reflected a reduction in uncertain tax positions due to the expiration of statute of limitations.

Net Income

Net income decreased $3.7 million to $82.2 million in the first nine months of fiscal 2013 from $85.9 million in the first nine months last year. This decrease was due to: (i) an increase in selling, general and administrative expenses of $13.8 million and (ii) an increase in interest expense of $3.5 million, (iii) an increase in the provision for income taxes of $0.2 million, offset by (iv) an increase in gross profit of $13.9 million.

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under the ABL Facility. Our primary cash needs are capital expenditures in connection with opening new stores and remodeling our existing stores, investments in our distribution network, making information technology system enhancements, meeting debt service requirements (including paying dividends to an indirect parent company for the purposes of servicing debt – see note 11 to the unaudited condensed consolidated financial statements) and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. See “—Outlook” below.

Operating Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended November 2, 2013	For the Thirty-nine Weeks Ended October 27, 2012
Net income	$82.2	$85.9
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	57.5	52.4
Realized hedging losses	8.6	—
Amortization of deferred financing costs	7.5	7.2
Amortization of intangible assets	7.0	7.3
Amortization of favorable lease commitments	6.5	10.9
Share-based compensation	4.4	3.2
Changes in operating assets and liabilities	(51.9)	(73.3)
Net cash provided by operating activities	$121.8	$93.6

Cash provided by operating activities of $121.8 million in the first nine months of fiscal 2013 was driven by: (i) net income of $82.2 million, (ii) non-cash expenses of $91.5 million, offset by (iii) changes in operating assets and liabilities of $51.9 million due to seasonal working capital fluctuations and working capital management.

Cash provided by operating activities of $93.6 million in the first nine months of fiscal 2012 was driven by: (i) net income of $85.9 million, (ii) non-cash expenses of $81.0 million, offset by (iii) changes in operating assets and liabilities of $73.3 million due to seasonal working capital fluctuations.

Investing Activities

	For the Thirty-nine Weeks Ended November 2, 2013	For the Thirty-nine Weeks Ended October 27, 2012
Capital expenditures:
New stores	$48.8	$43.1
Information technology	34.3	29.0
Other(1)	19.5	37.5
Net cash used in investing activities	$102.6	$109.6

(1)	Includes capital expenditures for warehouse and corporate office improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $135 million for fiscal year 2013, including $55 to $60 million for new stores, $45 to $50 million for information technology enhancements, $15 to $20 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes.

Financing Activities

	For the Thirty-nine Weeks Ended November 2, 2013	For the Thirty-nine Weeks Ended October 27, 2012
Repayment of debt	$(9.0)	$(9.0)
Costs incurred in refinancing debt	—	(0.7)
Contribution to Parent	(0.6)	(0.5)
Net cash used in financing activities	$(9.6)	$(10.2)

Cash used in financing activities was $9.6 million in the first nine months of fiscal 2013 resulting primarily from quarterly principal repayments of debt under the Term Loan Facility.

Cash used in financing activities was $10.2 million in the first nine months of fiscal 2012 resulting primarily from quarterly principal repayments of debt under the Term Loan Facility.

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

Average short-term borrowings under the ABL Facility were $3.3 million in the first nine months of fiscal 2013. On November 2, 2013, outstanding standby letters of credit were $5.7 million, excess availability, as defined, was $244.3 million, and there were no borrowings outstanding.

Demand Letter of Credit Facility

The Company has an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. On November 2, 2013, outstanding documentary letters of credit were $15.9 million and availability was $19.1 million under this facility.

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

The interest rate on the $1,170 million in outstanding LIBOR borrowings pursuant to the Term Loan Facility was 4.00% on November 2, 2013.

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures, (ii) debt service requirements, including quarterly principal payments and repayments based on annual excess cash flows as defined and paying dividends to an indirect parent company for the purposes of servicing debt, and (iii) working capital needs. Management anticipates that capital expenditures in fiscal 2013 will be approximately $135 million, including $55 to $60 million for new stores, $45 to $50 million for information technology enhancements, $15 to $20 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes. Management believes that our current balances of cash and cash equivalents, cash flow from operations and amounts available pursuant to the ABL Facility will be adequate to fund our debt service requirements, planned capital expenditures and working capital needs for the next twelve months. Our ability to make planned capital expenditures, to fund our debt service requirements and to remain in compliance with the financial covenants, and to fund our operations depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance programs and lease obligations. As of November 2, 2013, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$5.7	$5.7	$—	$—	$—
Documentary	15.9	15.9	—	—	—
	$21.6	$21.6	$—	$—	$—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Borrowings under the Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed would remain the same, and our net income and cash flow, including cash available for servicing our indebtedness, will correspondingly decrease. If LIBOR increases above 1.00%, a 0.125% increase in the floating rate applicable to the $1,170 million outstanding under the Term Loan Facility would result in a $1.5 million increase in our annual interest expense. Assuming all revolving loans are drawn under the $250 million ABL Facility, a 0.125% change in the floating rate would result in a $0.3 million change in our annual interest expense. We have entered into interest rate swaps in order to hedge the volatility of cash flows related to a portion of the Company’s floating rate indebtedness (see note 6 to the unaudited condensed consolidated financial statements). These hedges may not fully mitigate our interest rate risk, or may not be effective.

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

ITEM 1A. RISK FACTORS

The Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 includes a detailed discussion of certain risks that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed other than the risk factor set forth below:

Neither Chinos Intermediate Holdings B, Inc., Group nor any of our subsidiaries have guaranteed the debt of Chinos Intermediate Holdings A, Inc. (the “Issuer”) and as such do not have any obligations with respect to the Issuer’s debt obligations. Repayment of the Issuer’s debt, including the PIK Notes, is dependent on cash flow generated by us and our subsidiaries, and restrictions in our and our subsidiaries’ debt instruments and under applicable law limit our, and our subsidiaries’, ability to provide funds to the Issuer. The Issuer’s dependence on cash flow generated by us and our subsidiaries may result in the Issuer’s interests conflicting with yours.

The Issuer is a holding company and its only material assets are the capital stock of Chinos Intermediate Holdings B, Inc. The Issuer has no operations of its own.  Accordingly, repayment of the Issuer’s indebtedness is dependent, to a significant extent, on the generation of cash flow by us and our subsidiaries and our ability to make such cash available to the Issuer, by dividend, debt repayment or otherwise. Chinos Intermediate Holdings B, Inc. is a direct subsidiary of the Issuer, and Group is a direct subsidiary of Chinos Intermediate Holdings B, Inc.

We and our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay amounts due under the Issuer’s indebtedness or to make any funds available to pay those amounts, whether by dividend, distribution, loan or otherwise. Our, and our subsidiaries’, ability to generate sufficient cash from operations to make distributions to the Issuer will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. The Issuer’s dependence upon our, and our subsidiaries’, generation of cash flow may cause its interests to conflict with yours. For example, we expect that the Issuer will cause us to make cash available to it in order to fund payments under the PIK Notes, which would result in a decrease in cash available to us for use in connection with our operations, including the servicing of our indebtedness (including the Notes). In addition, if we encounter financial difficulties, the Issuer may choose to pursue transactions that, in its judgment, could enhance its equity investments, even though such transactions may involve risk to you as a holder of the Notes.

Chinos Intermediate Holdings B, Inc., the Company and our subsidiaries may not be able to, or may not be permitted to, make distributions to the Issuer in order to enable the Issuer to make payments in respect of its indebtedness. The terms of the Senior Credit Facilities and the Notes significantly restrict, and any future indebtedness of Chinos Intermediate Holdings B, Inc., the Company and our subsidiaries will likely significantly restrict, the ability of Chinos Intermediate Holdings B, Inc., the Company and our subsidiaries to make dividends or other distributions to the Issuer in order to pay interest or make any other payments with respect to its indebtedness.

In addition, under certain circumstances, legal restrictions may limit the Issuer’s ability to obtain cash from its subsidiaries. Under the Delaware General Corporation Law (the “DGCL”), the Issuer’s subsidiaries organized in the State of Delaware may only make dividends (i) out of their “surplus” as defined in the DGCL or (ii) if there is no such surplus, out of their net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Under fraudulent transfer laws, Chinos Intermediate Holdings B, Inc., the Company and our subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•     the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•     the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•     it could not pay its debts as they became due.

While we believe that we and our relevant subsidiaries currently have surplus and are not insolvent, there can otherwise be no assurance that we and these subsidiaries will not become insolvent or will be permitted to make dividends in the future in compliance with these restrictions in amounts needed to service the Issuer’s indebtedness.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at November 2, 2013 and February 2, 2013, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended November 2, 2013 and October 27, 2012, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirty-nine weeks ended November 2, 2013 and the fifty-three weeks ended February 2, 2013, (v) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)
Date: December 4, 2013	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: December 4, 2013	By:	/S/ STUART C. HASELDEN
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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at November 2, 2013 and February 2, 2013, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended November 2, 2013 and October 27, 2012, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirty-nine weeks ended November 2, 2013 and the fifty-three weeks ended February 2, 2013, (v) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.