Form 10-K
period 2014-02-01
J CREW GROUP INC
filed 2014-03-24
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 3, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

There were 1,000 shares of the Company’s $0.01 par value common stock outstanding on March 21, 2014.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness and the indebtedness of our indirect parent, for which we intend to pay a dividend to service such debt, and our substantial lease obligations, the strength of the global economy, declines in consumer spending or changes in seasonal consumer spending patterns, competitive market conditions, our ability to anticipate and timely respond to changes in trends and consumer preferences, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, product offerings, sales channels and businesses, adverse or unseasonable weather, material disruption to our information systems, our ability to implement our real estate strategy, our ability to implement our international expansion strategy, our ability to attract and retain key personnel, interruptions in our foreign sourcing operations, and other factors which are set forth under the heading “Risk Factors.” There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Overview

J.Crew is an internationally recognized multi-brand apparel and accessories retailer that differentiates itself through high standards of quality, style, design and fabrics. We are a vertically-integrated omni-channel specialty retailer that operates stores and websites both domestically and internationally. We design, market and sell our products, including those under the J.Crew®, crewcuts® and Madewell® brands, offering complete assortments of women’s, men’s and children’s apparel and accessories. We believe our customer base consists primarily of affluent, college-educated, professional and fashion-conscious women and men.

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory and Madewell stores, and (2) Direct, which consists of our J.Crew, factory and Madewell websites. As of February 1, 2014, we operated 265 J.Crew retail stores, 121 J.Crew factory stores, and 65 Madewell stores throughout the United States, Canada and the United Kingdom; compared to 247 J.Crew retail stores, 106 J.Crew factory stores, and 48 Madewell stores as of February 2, 2013.

Our fiscal year ends on the Saturday closest to January 31, typically resulting in a 52-week year, but occasionally includes an additional week, resulting in a 53-week year. All references to fiscal 2013 reflect the results of the 52-week period ended February 1, 2014; all references to fiscal 2012 reflect the results of the 53-week period ended February 2, 2013; and all references to fiscal 2011 reflect the results of the 52-week period ended January 28, 2012. In addition, all references to fiscal 2014 reflect the 52-week period ending January 31, 2015.

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

Although the Company continued as the same legal entity after the Acquisition, we determined our consolidated operating results for: (i) the period succeeding the Acquisition from March 8, 2011 to January 28, 2012 (“Successor”) and (ii) the period preceding the Acquisition from January 30, 2011 to March 7, 2011 (“Predecessor”). Where meaningful, we have presented disclosures with respect to the combination of the Successor and Predecessor periods, on a pro forma basis, which we refer to as “pro forma fiscal 2011.” The pro forma results of operations for fiscal 2011 give effect to the Acquisition as if it occurred on the first day of fiscal 2011.

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

J.Crew. Introduced in 1983, J.Crew offers a complete assortment of women’s and men’s apparel and accessories, including outerwear, suiting, casual attire, wedding and bridesmaids dresses, swimwear, shoes, handbags, belts, socks, jewelry and more. J.Crew offers products ranging from casual t-shirts and denim to limited edition “collection” items, such as hand-embellished sweaters and coats, Italian cashmere, limited edition prints and patterns, and vintage inspired details. We also offer a curated selection of other brands that we have partnered with offering unique, hard-to-find items consistent with our brand philosophy. J.Crew products are sold through our J.Crew retail and factory stores and our J.Crew and factory websites. Our J.Crew catalog provides a branding and traffic-driving vehicle that supports all channels of distribution.

crewcuts. Introduced in 2006, crewcuts reflects the same high standard of quality, style and design that we offer under the J.Crew brand. Crewcuts offers a product assortment of apparel and accessories for the children’s market from infant to children’s size

14. Crewcuts products are sold through stand-alone retail and factory stores, shop-in-shops in our J.Crew retail and factory stores and our J.Crew website.

Madewell. Introduced in 2006, Madewell is a modern-day interpretation of a denim based label originally founded in 1937. Madewell offers products exclusively for women, including perfect-fitting, heritage-inspired jeans and all the “downtown-cool” pieces to wear with them, from vintage-influenced tees, cardigans and blazers, to boots and jewelry. Madewell products are sold through Madewell retail stores and our Madewell website.

A summary of our revenues by brand is as follows:

(in millions, except percentages)	Fiscal 2013		Fiscal 2012(c)		Pro forma Fiscal 2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
J.Crew(a)	$2,212.7	91.1%	$2,066.2	92.8%	$1,740.8	93.8%
Madewell	181.4	7.5	131.9	5.9	85.6	4.6
Other(b)	34.2	1.4	29.6	1.3	28.6	1.6
Total	$2,428.3	100.0%	$2,227.7	100.0%	$1,855.0	100.0%

(a)	Includes J.Crew factory and crewcuts.
(b)	Consists primarily of shipping and handling fees and revenues from third-party resellers.
(c)	Consists of 53 weeks.

Channels

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory, and Madewell stores, and (2) Direct, which consists of our J.Crew, factory and Madewell websites. A summary of our revenues by channel is as follows:

(in millions, except percentages)	Fiscal 2013		Fiscal 2012(b)		Pro forma Fiscal 2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Stores	$1,638.2	67.5%	$1,546.6	69.4%	$1,280.7	69.0%
Direct	755.9	31.1	651.5	29.3	545.7	29.4
Other(a)	34.2	1.4	29.6	1.3	28.6	1.6
Total	$2,428.3	100.0%	$2,227.7	100.0%	$1,855.0	100.0%

(a)	Consists primarily of shipping and handling fees and revenues from third-party resellers.
(b)	Consists of 53 weeks.

Stores

J.Crew Retail. Our J.Crew retail stores are located in upscale regional malls, lifestyle centers and street locations. Our retail stores are designed and fixtured with the goal of creating a distinctive, sophisticated and inviting atmosphere, with displays and information about product quality. We believe situating our stores in desirable locations is critical to the success of our business, and we determine store locations, as well as individual store sizes, based on several factors, including geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other high-end specialty retail stores. As of February 1, 2014, we operated 265 J.Crew retail stores (including eight crewcuts stores) throughout the United States, Canada and the United Kingdom.

Our J.Crew retail stores averaged approximately 6,300 total square feet as of February 1, 2014, but are “sized to the market,” which means that we adjust the size of a particular retail store based on the projected revenues from that particular store. For example, at the end of fiscal 2013, our largest retail store, located in New York, was approximately 21,000 square feet, and our smallest retail store, a crewcuts store located in Connecticut, was approximately 900 square feet.

J.Crew Factory. Our J.Crew factory stores are located primarily in large outlet malls and are designed with simple, volume driving visuals to maximize the sale of key items. We design and develop a specific line of merchandise for our J.Crew factory stores based on products sold in previous seasons in our J.Crew retail stores and through our Direct channel. As of February 1, 2014, we operated 121 J.Crew factory stores (including three crewcuts factory stores) throughout the United States and Canada.

Our J.Crew factory stores averaged approximately 5,600 total square feet as of February 1, 2014, and are also “sized to the market.” For example, at the end of fiscal 2013, our largest factory store, located in New York, was approximately 10,300 square feet, and our smallest factory store, a factory crewcuts store located in Florida, was approximately 1,500 square feet.

Madewell. Similar to J.Crew retail stores, our Madewell stores are located in upscale trade areas that include malls, lifestyle centers and street locations. Our Madewell store environments are carefully designed with the goal of capturing the look and feel of a downtown boutique, while still reflecting the quality and sophistication of our J.Crew stores. As of February 1, 2014, we operated 65 Madewell stores throughout the United States.

Our Madewell stores averaged approximately 3,600 total square feet as of February 1, 2014. At the end of fiscal 2013, our largest Madewell store, located in Washington, D.C., was approximately 9,600 square feet, and our smallest Madewell store, located in Washington, was approximately 2,600 square feet.

The following table details the number of stores that we operated for the past three fiscal years:

	J.Crew
	Retail	Factory	Total	Madewell	Total
Fiscal 2011:
Beginning of year	228	85	313	20	333
New	9	11	20	13	33
Closed	(3)	—	(3)	(1)	(4)
End of year	234	96	330	32	362
Fiscal 2012:
Beginning of year	234	96	330	32	362
New	19	10	29	17	46
Closed	(6)	—	(6)	(1)	(7)
End of year	247	106	353	48	401
Fiscal 2013:
Beginning of year	247	106	353	48	401
New	19	15	34	17	51
Closed	(1)	—	(1)	—	(1)
End of year	265	121	386	65	451

Direct

Our Direct channel serves customers through websites for the J.Crew, factory and Madewell brands. Our websites allow customers to purchase our merchandise over the Internet and include jcrew.com, jcrewfactory.com and madewell.com. In fiscal 2011, we entered into an arrangement with a third party that currently gives us the ability to accept and fulfill orders from residents of over 100 countries outside of the United States and Canada. We also use the Direct channel to sell exclusive styles not available in stores, introduce and test new product offerings, offer extended sizes and colors on various products, and drive targeted marketing campaigns. Our catalogs serve as an important branding vehicle to communicate to our customers across all channels. In fiscal 2013, we circulated approximately 3.7 billion catalog pages.

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

Shared Resources That Support Our Brands

Design and Merchandising

On the basis of data collected from our Direct channel customers, we believe our customer base consists primarily of affluent, college educated, professional and fashion-conscious women and men. We seek to appeal to our customers by creating high quality products that reflect our customers’ affluent and active lifestyles across a broad range of price points.

We believe one of our key strengths is our design team, who designs merchandise that reinforces our constantly evolving brands. Our collections are designed to reflect a clean and fashionable aesthetic that incorporates high quality fabrics and construction as well as consistent fits and detailing.

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

Our teams work closely with each other in order to leverage market data, ensure the quality of our products and remain true to our unified brand aesthetic and voice. Our technical design team develops construction and fit specifications for every product, ensuring quality workmanship and consistency across product lines.

Because our product offerings originate from a single concept assortment, we believe that we are able to efficiently offer an assortment of styles within each season’s line while still maintaining a unified vision. As a final step that is intended to ensure image consistency, our senior management reviews the full line of products for each season across all of our sales channels before they are manufactured.

Marketing and Advertising

We communicate our brand message to customers through all channels, including our websites, our catalogs, email marketing, online advertising, and our social media presence. Our core marketing objectives are structured to drive awareness and differentiation of our brands, increase new customer acquisition, maintain and build customer retention and loyalty, and build brand awareness internationally.

Digital marketing and social media have played an important part of our strategy in our recent history and are among our most effective marketing tools. We have found that J.Crew customers who engage with us via our social media outlets (facebook, twitter, Pinterest or Instagram) generally spend approximately 2x more than the average J.Crew customer. Facebook is the current leading player in terms of size and time spent on site, but there are significant growth opportunities in our new visual platforms, such as Pinterest and Instagram.

We offer a private-label credit card which is owned and operated by a third-party bank. In fiscal 2013, sales on J.Crew credit cards made up approximately 16% of our total net sales. We believe that our credit card program encourages frequent store and website visits and catalog sales and promotes multiple-item purchases, thereby cultivating customer loyalty to the J.Crew brand and increasing sales. The J.Crew credit card offers reward cards based on customer spend.

Sourcing

We source our merchandise in two ways: (i) through the use of buying agents, and (ii) by purchasing merchandise directly from trading companies and manufacturers. We have no long-term merchandise supply contracts, and we typically transact business on an order-by-order basis. In fiscal 2013, we worked with nine buying agents, who supported our relationships with vendors that supplied approximately 62% of our merchandise, with one of these buying agents supporting our relationships with vendors that supplied approximately 47% of our merchandise. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with the vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in the factories, inspecting finished merchandise and carrying out other administrative communications on our behalf. In fiscal 2013, we worked with a number of trading companies, and purchased approximately 23% of our merchandise from one of these companies. Trading companies control factories that manufacture merchandise and also handle certain other shipping and customs matters related to importing the merchandise into the United States. We sourced the remaining 15% of our merchandise directly from manufacturers within the United States and overseas, the majority of whom we have long-term, and what we believe to be, stable relationships.

Our sourcing base currently consists of 200 vendors who operate 320 factories in 22 countries. Our top 10 vendors supply 45% of our merchandise. Each of our top 10 vendors uses multiple factories to produce its merchandise, which we believe gives us a high degree of flexibility in placing production of our merchandise. We believe we have developed strong relationships with our vendors, some of which rely upon us for a significant portion of their business.

In fiscal 2013, approximately 87% of our merchandise was sourced in Asia (with 75% of our products sourced from China and Hong Kong), 11% was sourced in Europe and other regions, and 2% was sourced in the United States. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution

We own a 282,000 square foot facility in Asheville, North Carolina that houses our distribution operations for our stores. This facility currently employs approximately 280 full and part-time associates during our non-peak season and approximately 20 additional associates during our peak season. Merchandise is transported from this distribution center to our stores by independent trucking companies or UPS, with a transit time of approximately two to five days.

We also own two facilities in Lynchburg, Virginia: a 425,000 square foot facility and a 63,700 square foot facility, which we purchased in February 2013 for $2 million. These facilities contain a customer call center and order fulfillment operations for our Direct channel. In fiscal 2012, we completed construction to expand the primary facility by approximately 155,000 square feet. The Lynchburg facilities currently employ approximately 1,250 full and part-time associates during our non-peak season and approximately 460 additional associates during our peak season. Merchandise sold via our Direct channel is sent directly to customers from this distribution center via the United States Postal Service, UPS or Federal Express.

We lease a 45,800 square foot customer call center in San Antonio, Texas. This facility currently employs approximately 310 full and part-time associates during our non-peak season and approximately 120 additional associates during our peak season.

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

Pricing

We offer our customers a mix of select designer-quality products and more casual items at various price points, consistent with our signature styling strategy of pairing luxury items with more casual items. We offer limited edition “collection” items such as hand-embellished sweaters and coats, Italian cashmere, limited edition prints and patterns and vintage inspired details, which we believe elevates the overall perception of our brand. We believe offering a broad range of price points maintains a more accessible, less intimidating atmosphere.

Cyclicality and Seasonality

Our industry is cyclical and our revenues are affected by general economic conditions. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence.

Our business is seasonal and as a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly December when customers make holiday purchases. In fiscal 2013, we realized approximately 28% of our revenues in the fourth fiscal quarter.

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

Associates

As of February 1, 2014, we had approximately 15,300 associates, of whom approximately 5,200 were full-time associates and 10,100 were part-time associates. Approximately 1,340 of these associates are employed in our customer call center and Direct order fulfillment operations facilities in Lynchburg, Virginia, approximately 310 of these associates work in our store distribution center in Asheville, North Carolina, and approximately 370 of these associates work in our call center in San Antonio, Texas. In addition, approximately 3,500 associates are hired on a seasonal basis in these facilities and our stores to meet demand during the peak season. None of our associates are represented by a union. We have had no labor-related work stoppages and we believe our relationship with our associates is good.

Trademarks and Licensing

The J.Crew and Madewell trademarks and variations thereon, such as crewcuts, are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries. We believe our trademarks have significant value and we intend to continue to vigorously protect them against infringement.

Government Regulation

We are subject to customs, truth-in-advertising, consumer protection, employment, data privacy, product safety and other laws, including zoning and occupancy ordinances that regulate retailers and/or govern the promotion and sale of merchandise and the operation of retail stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

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

Risks Related to Our Business and Our Industry

Unfavorable economic conditions could materially adversely affect our financial condition and results of operations.

Economic conditions around the world can impact our customers and affect the general business environment in which we operate and compete. Our results can be impacted by a number of macroeconomic factors, including, but not limited to, consumer confidence and spending levels, employment rates, consumer credit availability, fuel and energy costs, raw materials costs, global factory production, commercial real estate market conditions, credit market conditions, interest rates, taxation, the level of customer traffic in malls and shopping centers and changing demographic patterns.

Demand for our merchandise is significantly impacted by negative trends in consumer confidence and other economic factors affecting consumer spending behavior. Because apparel and accessories generally are discretionary purchases, consumer purchases of our products may decline during recessionary periods or when disposable income is lower. As a result, our sales, growth and profitability may be adversely affected by unfavorable economic conditions at a regional, national or international level. In addition, unfavorable economic conditions abroad may impact our ability to meet quality and production goals.

We believe that our current cash balance, cash flow from operations and availability under the $1,817 million of senior secured credit facilities, a portion of which was refinanced on March 5, 2014 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”), provide us with sufficient liquidity. However, a decrease in liquidity of our customers and suppliers could have a material adverse effect on our results of operations and liquidity.

Periods of economic uncertainty or volatility make it difficult to plan, budget and forecast our business. Incorrect assumptions concerning economic trends, customer requirements, distribution models, demand forecasts, interest rate trends and availability of resources may result in our failure to accurately forecast results and to achieve forecasted results or budget targets.

Failure to achieve sufficient levels of revenue and cash flow at individual store locations could result in impairment charges related to our stores. Various uncertainties, including changes in consumer preferences or deterioration in the economic environment could impact the expected cash flows to be generated by our store locations, and may result in an impairment of those assets. Although such an impairment charge would be a non-cash expense, any impairment charges could materially increase our expenses and reduce our profitability.

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

We operate in the highly competitive specialty retail industry, and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in loss of our market share.

We face intense competition in the specialty retail industry. We compete primarily with specialty retailers, department stores, catalog retailers and Internet businesses that engage in the sale of women’s, men’s and children’s apparel, accessories, and similar merchandise. We compete on quality, design, customer service and price. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources, devote greater resources to the marketing and sale of their products, generate greater international brand recognition or adopt more aggressive pricing policies than we can. In addition, increased levels of promotional activity by our competitors, both online and in stores, may negatively impact our revenues and gross profit.

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

If we are unable to gauge fashion trends and react to changing consumer preferences in a timely manner, our sales will decrease.

We believe our success depends in substantial part on our ability to:

•	originate and define product and fashion trends,
•	anticipate, gauge and react to changing consumer demands in a timely manner, and
•	translate market trends into desirable, saleable product offerings far in advance of their sale through our stores, our websites and our catalogs.

Because we enter into agreements for the manufacture and purchase of merchandise well in advance of the season in which merchandise will be sold, we are vulnerable to changes in consumer demand, pricing shifts and suboptimal merchandise selection and timing of merchandise purchases. We attempt to reduce the risks of changing fashion trends and product acceptance in part by devoting a portion of our product line to classic styles that are not significantly modified from year to year. Nevertheless, if we misjudge the market for our products or overall level of consumer demand, we may be faced with significant excess inventories for some products and missed opportunities for others.  Our brands’ images may also suffer if customers believe we are no longer able to offer the latest fashions or if we fail to address and respond to customer feedback or complaints. The occurrence of these events, among others, could hurt our financial results by decreasing sales. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

We rely on the experience and skills of key personnel, the loss of whom could damage our brands’ images and our ability to sell our merchandise.

We believe we have benefited substantially from the leadership and strategic guidance of our chief executive officer, as well as other key executives and members of our creative team, who are primarily responsible for developing our strategy. The loss, for any reason, of the services of any of these individuals and any negative market or industry perception arising from such loss could damage our brands’ images. Our executive and creative teams have substantial experience and expertise in the specialty retail industry and have made significant contributions to our growth and success. The unexpected loss of one or more of these individuals could delay the development and introduction of, and harm our ability to sell, our merchandise. In addition, products we develop without the guidance and direction of these key personnel may not receive the same level of acceptance.

Our success depends in part on our ability to attract and retain key personnel. Competition for this experienced talent is intense, and we may not be able to attract and retain a sufficient number of qualified personnel in the future.

Our expanded product offerings, new sales channels, new brands and concepts and plans to expand internationally may not be successful, and implementation of these strategies may divert our operational, managerial, financial and administrative resources, which could impact our competitive position.

We have grown our business in recent years by expanding our product offerings and sales channels, including by marketing our crewcuts line of children’s apparel and accessories and our Madewell brand of women’s apparel and accessories. We have opened a small number of free-standing stores dedicated to men’s wear, crewcuts and “collection” items. Beginning in 2011, we have opened stores in Canada, expanded our international shipping, and expanded internationally this fall with three stores in the United Kingdom. These strategies involve various risks discussed elsewhere in these risk factors, including:

•	implementation may be delayed or may not be successful,
•

if our expanded product offerings and sales channels or our international growth efforts fail to maintain and enhance the distinctive identity of our brands, our brands’ images may be diminished and our sales may decrease,

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

In addition, our new product offerings, new brands and concepts, new sales channels and international expansion may be affected by, among other things, economic, demographic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and style trends. Further rollout of these strategies could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact our competitive position and reduce our revenue and profitability.

Our growth strategy depends on the successful execution of our efforts to grow the Direct business and expand internationally.

Our current growth strategy includes international expansion through both the Direct and Stores channels. Beginning in 2011, we opened stores in Canada and expanded our online presence to a number of countries. We also opened three stores this fall in the United Kingdom, and we plan to open stores in additional countries in the future, including locations in Asia and Europe, where brand recognition may be limited. We do not have experience operating in these regions and we will face established competition in most of these markets. Many of these countries have different operational requirements, including, but not limited to, employment and labor, transportation, logistics, real estate, product labelling, product safety, consumer protection, data privacy and local reporting or legal requirements. Consumer tastes, sizes and trends may differ from country to country and there may be seasonal differences, which may result in lower sales and/or margins for our products. Our success internationally could also be adversely impacted by the global economy, fluctuations in foreign currency exchange rates, changes in diplomatic or trade relationships, political instability and foreign government regulation.

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

Our Direct operations are a substantial part of our business and we devote substantial resources to marketing via the Internet. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce Internet sales, increase costs and damage the reputation of our brands. Data privacy and information security is regulated at the international, federal and state levels, and compliance with any changes in the laws and regulations enacted by these governments will likely increase the cost of doing business.

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

Compromises of our data security could cause us to incur unexpected expenses and loss of revenues and may materially harm our reputation and business.

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and employees, and we process customer payment card and check information.  We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. While no security breach has occurred, there can be no assurance that we will not suffer a data compromise, that unauthorized parties will not gain access to personal information, or that any such data compromise or access will be discovered in a timely way. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal information, payment card or check information or confidential business information of our Company. In addition, there may be non-technical issues, such as our employees, contractors or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. Advances in computer and software capabilities and encryption technology, new tools and other developments may increase the risk of such a breach.

Compromise of our data security or of third parties with whom we do business, failure to prevent or mitigate the loss of personal or business information and delays in detecting or providing prompt notice of any such compromise or loss could disrupt our operations, damage our reputation and customers’ willingness to shop in our stores, violate applicable laws, regulations, orders and agreements, and subject us to litigation and additional costs and liabilities which could be material.

If we fail to maintain the value of our brands and protect our trademarks, our sales are likely to decline.

Our success depends on the value of the J.Crew and Madewell brands and our corporate reputation. The J.Crew and Madewell names are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Our brands could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Any of these events could result in decreases in sales.

The J.Crew and Madewell trademarks and variations thereon are valuable assets that are critical to our success. We intend to continue to vigorously protect our trademarks against infringement, but we may not be successful in doing so. The unauthorized reproduction or other misappropriation of our trademarks would diminish the value of our brands, which could reduce demand for our products or the prices at which we can sell our products.

Our real estate strategy may not be successful, and new store locations may fail to produce desired results, which could impact our competitive position and profitability.

We expanded our store base by 50 net new stores in fiscal 2013. We are also reviewing our existing store base and identifying opportunities, where available, to renegotiate the terms of those leases. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew our existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

In addition, the recent unfavorable economic environment and the resulting softening apparel demand has led to a more promotional environment across the specialty retail industry, which has impacted our promotional posture and our gross margins. In addition, this promotional pricing may have a negative effect on our brands’ images, which may be difficult to counteract once the economy improves.

Over the past several years, various regions of the country have experienced extreme weather patterns.  Significant amounts of snow, wind, ice and other weather elements have caused and may continue to cause a greater number of store closures than we have historically experienced.

All of these factors may cause our comparable company sales to be materially lower than previous periods and our expectations, which could impact our ability to leverage fixed expenses, such as store rent and store asset depreciation, which may adversely affect our financial condition or results of operations.

Interruption in our foreign sourcing operations could disrupt production, shipment or receipt of our merchandise, which would result in lost sales and could increase our costs.

We do not own or operate any manufacturing facilities and therefore depend upon independent third party vendors for the manufacture of all of our products. Our products are manufactured to our specifications primarily by foreign manufacturers. We cannot control all of the various factors, which include inclement weather, natural disasters, political and financial instability, strikes, health concerns regarding infectious diseases in countries in which our merchandise is produced, and acts of terrorism that might affect a manufacturer’s ability to ship orders of our products in a timely manner or to meet our quality standards. Inadequate labor conditions, health and safety issues in the factories where goods are produced can negatively impact our brands reputations. Late delivery of products or delivery of products that do not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores for those items. These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

In fiscal 2013, approximately 98% of our merchandise was sourced from foreign factories. In particular, approximately 75% of our merchandise was sourced from China and Hong Kong. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. While substantially all of our foreign purchases of our products are negotiated and paid for in U.S. dollars, the cost of our products may be affected by fluctuations in the value of relevant foreign currencies. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, economic conditions, disruption of imports by labor disputes and local business practices.

In addition, to the manufacturing in China, we are also engaging in a growing amount of production in other developing countries. These other countries may present greater risks than China with regards to infrastructure to support manufacturing, labor and employee relations, political and economic stability, corruption, environmental, health and safety compliance. While we endeavor to monitor and audit facilities where our production is done, any significant events with factories we use can adversely impact our reputation, brand, and product delivery.

Increases in the demand for, or the price of, raw materials used to manufacture our products or other fluctuations in sourcing costs could increase our costs and hurt our profitability.

The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by high demand for fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. In addition, our sourcing costs may also fluctuate due to labor conditions, transportation or freight costs, energy prices, currency fluctuations or other unpredictable factors. For example, we have experienced fluctuations in the price of cotton that is used to manufacture some of our merchandise. In addition, the cost of labor at many of our third party manufacturers and the cost of transportation have been increasing and it is unlikely that such cost pressures will abate.

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

The success of our stores depends on their timely receipt of merchandise from our distribution facilities, and the success of our Direct channel depends on the timely delivery of merchandise to our customers. Independent third party transportation companies deliver our merchandise to our stores and to our customers. Some of these third parties employ personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our brands, increased logistics costs and excess inventory. Timely receipt of merchandise by our stores and our customers may also be affected by factors such as inclement weather, natural disasters, accidents, system failures and acts of terrorism. We may respond by increasing markdowns or initiating marketing promotions, which would decrease our gross profits and net income. Inability to recover from a business interruption and return to normal operations within a reasonable period of time could have a material adverse impact on our results of operations and damage our brand reputation.

Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

Trade restrictions, including increased tariffs, safeguards or quotas, on apparel and accessories could increase the cost or reduce the supply of merchandise available to us. We source our merchandise through buying agents and by purchasing directly from trading companies and manufacturers, predominately in various foreign countries. There are quotas and trade restrictions on certain categories of goods and apparel from China and countries that are not subject to the World Trade Organization Agreement, which could have a significant impact on our sourcing patterns in the future. New initiatives may be proposed that may have an impact on our sourcing from certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products we purchase. We cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts or enhanced security measures at U.S. ports could increase the cost, delay shipping or reduce the supply of apparel available to us or may require us to modify our current business practices, any of which could hurt our profitability.

If our independent manufacturers do not use ethical business practices or comply with applicable laws and regulations, our brands could be harmed due to negative publicity.

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

Violation of labor or other laws by our independent manufacturers, or the divergence of an independent manufacturer’s practices from those generally accepted as ethical in the United States could diminish the value of the J.Crew and Madewell brands and reduce demand for our merchandise if, as a result of such violation, we were to attract negative publicity.

We are subject to customs, advertising, consumer protection, data privacy, product safety, zoning and occupancy and labor and employment laws that could require us to modify our current business practices, incur increased costs or harm our reputation if we do not comply.

We are subject to numerous laws and regulations, including customs, truth-in-advertising, consumer protection, general data privacy, health information privacy, identity theft, online privacy, product safety, unsolicited commercial communication and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. If these regulations were to change or were violated by our management, associates, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. Failure to protect personally identifiable information of our customers or associates could subject us to considerable reputational harm as well as significant fines, penalties and sanctions. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability.

Legal requirements frequently change and are subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. Failure to define clear roles and responsibilities or to regularly communicate with and train our associates may result in noncompliance with applicable laws and regulations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws and regulations, which may increase our costs and materially limit our ability to operate our business. We expect the costs of compliance and risks to our business in this area to increase as we expand our international and Direct business.

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

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, intellectual property, consumer protection and other proceedings arising in the ordinary course of business. In addition, there are an increasing number of cases being filed in the retail industry generally that contain class action allegations, such as those relating to data privacy and wage and hour laws. We evaluate our exposure to these legal proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have a material adverse impact on our financial results.

We could be subject to changes in our tax rates and the adoption of new U.S. or international tax legislation or exposed to additional tax liabilities in connection with our international expansion, which could negatively impact our financial results.

We are subject to taxes in the U.S. and with our international expansion we have become subject to taxes in foreign jurisdictions where our international subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including in the U.S. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, particularly in the U.S., or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, then our operating results, cash flows, and financial condition could be adversely affected.

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

We are highly leveraged. The total indebtedness of J.Crew and its subsidiaries at February 1, 2014 was $1,567 million, consisting of borrowings under our term loan credit facility, dated March 7, 2011, as amended (the “Term Loan Facility”) of $1,167 million and $400 million of J.Crew’s outstanding 8.125% Senior Notes due 2019 (the “Senior Notes”). We can also borrow up to $250 million under our ABL Facility (together with our Term Loan Facility, the “Senior Credit Facilities”), subject to a borrowing base limitation. As of February 1, 2014, our Senior Credit Facilities also allowed an aggregate of $350 million in uncommitted incremental facilities, the availability of which was subject to our meeting certain conditions, including, in the case of $200 million of incremental term facilities, a pro forma total senior secured leverage ratio of less than or equal to 3.75 to 1.00. The Term Loan Facility and Senior Notes were refinanced on March 5, 2014. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

On November 4, 2013, Chinos Intermediate Holdings A, Inc. (the “Issuer”), our indirect parent holding company, issued $500 million aggregate principal of 7.75/8.50% Senior PIK Toggle Notes due May 1, 2019 (the “PIK Notes”).  The PIK Notes pay interest semi-annually on May 1 and November 1 of each year. The PIK Notes are: (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in our financial statements.  While not required, we intend to pay dividends to the Issuer to fund interest payments on the PIK Notes.  If interest on the PIK Notes is paid in cash, the semi-annual interest payments will be $19 million, or $213 million through the maturity date.

We also have, and will continue to have, significant lease obligations. As of February 1, 2014, our minimum annual rental obligations under long-term operating leases for fiscal 2014 and fiscal 2015 are $162 million and $159 million, respectively.

Our high degree of leverage, significant lease obligations and our intention to pay dividends to the Issuer to fund interest payments could have important consequences for our creditors. For example, they could:

•

limit our ability to obtain additional financing for working capital (including vendor payment terms), capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

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
•

require a substantial portion of our cash flow to be dedicated to the payment of principal and interest on our indebtedness (including dividends to the Issuer to fund interest payments), thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future strategic initiatives.

Our cash interest expense in fiscal 2013 was $94.3 million, which included interest expense on the Senior Notes. On March 5, 2014, an irrevocable notice of redemption was delivered to holders of the Senior Notes calling for the redemption of the entire outstanding $400 million in aggregate principal amount of Senior Notes on April 4, 2014 (the “Redemption Date”). The redemption for the $400 million in aggregate principal amount of Senior Notes to be redeemed is equal to 104.063% of the principal amount of such Senior Notes, plus fees, accrued and unpaid interest on the Senior Notes to, but not including, the Redemption Date, and totals $419,231,166.67 (the “Redemption Payment”). Following the deposit with the trustee for the Senior Notes of the Redemption Payment, on March 5, 2014, the indenture governing the Senior Notes (the “Senior Notes Indenture”) was satisfied and discharged in accordance with its terms.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The Senior Credit Facilities contain various covenants that limit the ability of J.Crew and our other subsidiaries to engage in specified types of transactions. These covenants limit our ability and the ability of J.Crew, Chinos Intermediate Holdings B, Inc. (“Intermediate Holdings B”) and our restricted subsidiaries to, among other things:

•	incur or guarantee additional debt;
•	pay dividends or distributions on our capital stock or redeem, repurchase or retire our capital stock or indebtedness;
•	issue stock of subsidiaries;
•	make certain investments, loans, advances and acquisitions;
•	create liens on our assets to secure debt;
•	enter into transactions with affiliates;
•	merge or consolidate with another company; and
•	sell or otherwise transfer assets.

In addition, under our Senior Credit Facilities, we are required to meet specified financial ratios in order to undertake certain actions, and under the ABL Facility in certain circumstances, we may be required to maintain a specified fixed charge coverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants could result in a default under the Senior Credit Facilities. Upon the occurrence of an event of default under the Senior Credit Facilities, the lenders could elect to declare all amounts outstanding under the Senior Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Credit Facilities could proceed against the collateral granted to them to secure such indebtedness. J.Crew and certain of J.Crew’s subsidiaries have pledged substantially all of their assets, and Intermediate Holdings B has pledged the capital stock of J.Crew, as collateral under the Senior Credit Facilities. If the lenders under the Senior Secured Credit Facilities accelerate the repayment of borrowings, we may not have sufficient assets to repay the Senior Credit Facilities, as well as our other secured and unsecured indebtedness.

To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate sufficient operating cash flow in the future. This ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our Senior Credit Facilities, in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In any such circumstance, we may need to refinance all or a portion of our indebtedness. We may not be able to refinance any of our indebtedness, including our Senior Credit Facilities, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms or at all. The credit agreements governing our Senior Credit Facilities restrict our ability to sell assets and use the proceeds from such sales.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness (including covenants in our Senior Credit Facilities), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Senior Credit Facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Senior Credit Facilities to avoid being in default. If we breach our covenants under the credit agreements governing our Senior Credit Facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Senior Credit Facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed would remain the same, and our net income and cash flow, including cash available for servicing our indebtedness, will correspondingly decrease. If LIBOR increases above 1.00%, a 0.125% increase in the floating rate applicable to the $1,567 million outstanding under the amended and restated term loan facility entered into on March 5, 2014 (the “Refinanced Term Loan Facility”) would result in a $2.0 million increase in our annual interest expense. Assuming all revolving loans are drawn under the $250 million ABL Facility, a 0.125% change in the floating rate would result in a $0.3 million change in our annual interest expense. Although we have entered into swap agreements to hedge the variability of cash flows related to a portion of our floating rate indebtedness, these measures will not fully mitigate our risk or may not be effective.

On March 5, 2014 the Company refinanced its outstanding Term Loan Facility, which resulted in the discontinuance of the designation of the interest rate swaps as a cash flow hedge. Prior unrealized losses of $22 million, recorded as a component of accumulated other comprehensive income, will be reclassified to earnings in the first quarter of fiscal 2014 as a component of interest expense. Future unrealized gains and losses will be recorded as interest expense.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We are headquartered in New York City. Our headquarter offices are leased under a lease agreement expiring in 2022, with an option to renew thereafter. We own three facilities: (i) a 425,000 square foot customer call center, order fulfillment and distribution center in Lynchburg, Virginia, (ii) a 282,000 square foot distribution center in Asheville, North Carolina and (iii) a 63,700 square foot facility in Lynchburg, Virginia, which we purchased in February 2013 for $2 million. We also lease a 45,800 square foot customer call center in San Antonio, Texas under a lease agreement expiring in October 2021. We also lease small corporate office spaces in Los Angeles, the United Kingdom, Hong Kong, and Shenzhen, China.

As of February 1, 2014, we operated 265 J.Crew retail stores, 121 J.Crew factory stores, and 65 Madewell stores in 44 states, the District of Columbia, Canada and the United Kingdom. All of the retail and factory stores are leased from third parties with terms, in most cases, of 5 to 10 years. A portion of our leases have options to renew for periods typically ranging from 5 to 10 years. Generally, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise. We consider these properties to be in good condition and believe that our facilities are adequate for operations and provide sufficient capacity to meet our anticipated future requirements.

The table below sets forth the number of J.Crew (including retail and factory stores) and Madewell stores operated by us in the United States, Canada and the United Kingdom as of February 1, 2014.

	J.Crew
	Retail	Factory	Total	Madewell	Total
Alabama	2	2	4	1	5
Arizona	4	3	7	1	8
Arkansas	1	—	1	—	1
California	32	9	41	11	52
Colorado	5	3	8	3	11
Connecticut	11	2	13	3	16
Delaware	1	1	2	—	2
Florida	14	9	23	1	24
Georgia	7	4	11	2	13
Hawaii	1	—	1	—	1
Idaho	1	—	1	—	1
Illinois	8	3	11	3	14
Indiana	2	2	4	1	5
Iowa	1	1	2	—	2
Kansas	1	1	2	1	3
Kentucky	2	—	2	—	2
Louisiana	3	1	4	—	4
Maine	1	2	3	—	3
Maryland	5	5	10	2	12
Massachusetts	14	3	17	3	20
Michigan	5	3	8	2	10
Minnesota	5	—	5	2	7
Mississippi	1	2	3	—	3
Missouri	3	3	6	1	7
Nebraska	1	1	2	—	2
Nevada	1	1	2	—	2
New Hampshire	2	3	5	—	5
New Jersey	14	6	20	2	22
New Mexico	2	—	2	—	2
New York	26	7	33	6	39
North Carolina	7	4	11	3	14
Ohio	7	2	9	3	12
Oklahoma	2	1	3	—	3
Oregon	3	1	4	—	4
Pennsylvania	10	8	18	3	21
Rhode Island	3	—	3	1	4
South Carolina	2	5	7	—	7
Tennessee	4	2	6	1	7
Texas	15	8	23	5	28
Utah	3	2	5	—	5
Vermont	1	1	2	—	2
Virginia	8	3	11	1	12
Washington	6	2	8	2	10
Wisconsin	3	2	5	—	5
District of Columbia	3	—	3	1	4
Alberta, Canada	2	1	3	—	3
British Columbia, Canada	3	—	3	—	3
Ontario, Canada	4	2	6	—	6
London, United Kingdom	3	—	3	—	3
Total	265	121	386	65	451

ITEM 3.	LEGAL PROCEEDINGS.

On June 20, 2013, a purported class action complaint was filed in the United States District Court for the District of Massachusetts by an individual claiming that the Company collected her ZIP code unlawfully in connection with a retail purchase she made at a Massachusetts store. That action, captioned Miller v J.Crew Group, Inc., 13-cv-11487 (the “Miller Action”), purports to be brought on behalf of a class of customers whose ZIP codes were collected and recorded at Company stores in Massachusetts in connection with credit card purchases, and claims that the Company used the collected ZIP code data to obtain customers’ addresses for purposes of mailing them unwanted advertising material.  The Miller Action seeks money damages pursuant to a claim under Chapter 93A of the General Laws of Massachusetts and a claim for unjust enrichment. On February 19, 2014, the Company filed a motion to dismiss the plaintiff’s unjust enrichment claim, stating that the plaintiff cannot properly state such a claim as a matter of Massachusetts law. The Company does not believe the resolution of the Miller Action will have a significant impact on the Company’s consolidated financial statements.

Also, we are subject to various other legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these other legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to the Acquisition, our Common Stock was traded on the New York Stock Exchange under the symbol “JCG.” Subsequent to the Acquisition, our outstanding Common Stock is privately held and therefore there is no established public trading market.

Record Holders

As of March 21, 2014, Intermediate Holdings B (our direct owner and an indirect, wholly owned subsidiary of our Parent) was the only holder of record of our Common Stock.

Dividends

On December 21, 2012, the Company paid, from cash on hand, a dividend of $197.5 million to stockholders of record of the Parent on December 17, 2012.

On November 4, 2013 the Issuer, our indirect parent holding company, issued $500 million aggregate principal of the PIK Notes. The PIK Notes are: (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in our financial statements. While not required, we intend to pay dividends to the Issuer to fund interest payments on the PIK Notes. The semi-annual interest payments will be $19 million, or $213 million through the maturity date.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The selected historical consolidated financial data for the fiscal year ended February 1, 2014, February 2, 2013, and the periods March 8, 2011 to January 28, 2012 and January 30, 2011 to March 7, 2011 and as of February 1, 2014 and February 2, 2013 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected historical consolidated financial data for each of the years in the two-year period ended January 29, 2011 have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included herein.

	Year Ended		For the Period		Year Ended
(in thousands, unless otherwise indicated)	February 1, 2014	February 2, 2013(a)	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011	January 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Income Statement Data:
Total revenues	$2,428,257	$2,227,717	$1,721,750	$133,238	$1,722,227	$1,578,042
Cost of goods sold, including buying and occupancy costs	1,422,143	1,240,989	1,042,197	70,284	975,230	882,385
Gross profit	1,006,114	986,728	679,553	62,954	746,997	695,657
Selling, general and administrative expenses	756,219	733,070	574,877	79,736	533,029	484,396
Income (loss) from operations	249,895	253,658	104,676	(16,782)	213,968	211,261
Interest expense, net	104,221	101,684	91,683	1,166	3,914	5,384
Provision (benefit) for income taxes	57,550	55,887	584	(1,798)	88,549	82,517
Net income (loss)	$88,124	$96,087	$12,409	$(16,150)	$121,505	$123,360
Operating Data:
Revenues:
Stores	$1,638,170	$1,546,619	$1,194,276	$86,474	$1,192,876	$1,110,932
Direct	755,915	651,480	502,033	43,642	490,594	428,186
Other	34,172	29,618	25,441	3,122	38,757	38,924
Total revenues	$2,428,257	$2,227,717	$1,721,750	$133,238	$1,722,227	$1,578,042
Increase in comparable company sales	3.1%	12.6%	N/A	N/A	6.7%	3.9%
Stores:
Sales per gross square foot	$671	$686	N/A	N/A	$601	$577
Stores open at end of period	451	401	362	334	333	321
Direct:
Millions of catalogs circulated	30.6	39.6	N/A	N/A	41.1	36.4
Billions of pages circulated	3.7	4.2	N/A	N/A	3.9	4.0
Capital expenditures:
New stores	$54,635	$51,868	$29,820	$626	$14,873	$19,954
Other	76,590	80,142	63,088	2,018	37,478	24,751
Total capital expenditures	$131,225	$132,010	$92,908	$2,644	$52,351	$44,705
Depreciation of property and equipment	$79,394	$72,471	$59,595	$3,929	$49,756	$51,765
Amortization of intangible assets	$9,342	$9,805	$8,988	$—	$—	$—

(a)	Consists of 53 weeks

	As of
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Balance Sheet Data:
Cash and cash equivalents	$156,649	$68,399	$221,852	$381,360	$298,107
Working capital	$159,792	$85,764	$210,431	$364,220	$283,972
Total assets	$3,682,220	$3,486,714	$3,573,522	$860,166	$738,558
Total debt	$1,567,000	$1,579,000	$1,594,000	$—	$49,229
Stockholders’ equity	$1,190,420	$1,091,491	$1,177,052	$511,121	$375,878

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes our consolidated operating results, financial condition and liquidity for the following periods: (i) fiscal 2013 (Successor) compared to fiscal 2012 (Successor), (ii) March 8, 2011 to January 28, 2012 (Successor), and (iii) January 30, 2011 to March 7, 2011 (Predecessor). Additionally, we have prepared supplemental discussion and analysis of the combination of the periods: (i) March 8, 2011 to January 28, 2012 and (ii) January 30, 2011 to March 7, 2011, on a pro forma basis, (“pro forma fiscal 2011”) for purposes of comparison with fiscal 2012. The pro forma results of fiscal 2011 give effect to the Acquisition as if it occurred on the first day of fiscal 2011.

Our fiscal year ends on the Saturday closest to January 31. Fiscal 2013 and fiscal 2011 ended on February 1, 2014 and January 28, 2012, respectively, and consisted of 52 weeks each. Fiscal 2012 ended on February 2, 2013 and consisted of 53 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

Executive Overview

J.Crew is an internationally recognized multi-brand apparel and accessories retailer that differentiates itself through high standards of quality, style, design and fabrics. We are a vertically-integrated omni-channel specialty retailer that operates stores and websites both domestically and internationally. We design, market and sell our products, including those under the J.Crew®, crewcuts® and Madewell® brands, offering complete assortments of women’s, men’s and children’s apparel and accessories. We believe our customer base consists primarily of affluent, college-educated, professional and fashion-conscious women and men.

As of February 1, 2014, we operated 265 J.Crew retail stores, 121 J.Crew factory stores, and 65 Madewell stores throughout the United States, Canada and the United Kingdom.

A summary of highlights for fiscal 2013 is as follows:

•	Revenues increased 9.0% to $2,428.3 million.
•	Comparable company sales increased 3.1%.
•	Direct net sales increased 16.0% to $755.9 million.
•	Income from operations decreased $3.8 million to $249.9 million, or 10.3% of revenues.
•	We opened 19 J.Crew retail stores (including three stores in the United Kingdom), 15 J.Crew factory stores, and 17 Madewell stores. We closed one J.Crew retail store.

Sales Channels

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory, and Madewell stores, and (2) Direct, which consists of our J.Crew, factory, and Madewell websites. The following is a summary of our revenues by channel:

(Dollars in millions)	Fiscal 2013	Fiscal 2012(a)	Pro forma Fiscal 2011
Stores	$1,638.2	$1,546.6	$1,280.7
Direct	755.9	651.5	545.7
Net sales	2,394.1	2,198.1	1,826.4
Other, primarily shipping and handling fees	34.2	29.6	28.6
Total revenues	$2,428.3	$2,227.7	$1,855.0

(a)	consists of 53 weeks.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure used in evaluating our business is comparable company sales. We also consider gross profit and selling, general and administrative expenses in assessing the performance of our business.

Net Sales

Net sales reflect our revenues from the sale of our merchandise less returns and discounts. We aggregate our merchandise into four sales categories: (i) women’s apparel, (ii) men’s apparel, (iii) children’s apparel, and (iv) accessories, which include shoes, socks, jewelry, handbags, belts and hair accessories. The approximate percentage of our sales derived from these four categories is as follows:

	Fiscal 2013	Fiscal 2012	Pro forma Fiscal 2011
Apparel
Women’s	55%	57%	58%
Men’s	25	24	23
Children’s	6	6	6
Accessories	14	13	13
	100%	100%	100%

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

Our business is seasonal and as a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly December when customers make holiday purchases. In fiscal 2013, we realized approximately 28% of our revenues in the fourth fiscal quarter.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, certain warehousing expenses, administrative payroll, store expenses other than occupancy costs, depreciation and amortization, and credit card fees. These expenses do not necessarily vary proportionally with net sales.

Results of Operations

The following table presents our operating results as a percentage of revenues as well as selected store data:

	Fiscal 2013	Fiscal 2012	Pro forma Fiscal 2011
Revenues	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs(1)	58.6	55.7	58.3
Gross profit(1)	41.4	44.3	41.7
Selling, general and administrative expenses(1)	31.1	32.9	31.7
Income from operations	10.3	11.4	10.0
Interest expense, net	4.3	4.6	5.5
Income before income taxes	6.0	6.8	4.6
Provision for income taxes	2.4	2.5	1.8
Net income	3.6%	4.3%	2.8%

	Fiscal 2013	Fiscal 2012	Pro forma Fiscal 2011
Selected company data:
Number of stores open at end of period	451	401	362
Store sales per gross square foot(2)	$671	$686	$618
Increase in comparable company sales(2)	3.1%	12.6%	3.3%

(1)

We exclude a portion of our distribution network costs from the cost of goods sold and include them in selling, general and administrative expenses. Our gross profit therefore may not be directly comparable to that of some of our competitors.

(2)	Calculated on a 52-week basis.

Results of Operations—Fiscal 2013 compared to Fiscal 2012

	Fiscal 2013		Fiscal 2012(a)		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$2,428.3	100.0%	$2,227.7	100.0%	$200.6	9.0%
Gross profit	1,006.1	41.4	986.7	44.3	19.4	2.0
Selling, general and administrative expenses	756.2	31.1	733.1	32.9	23.1	3.2
Income from operations	249.9	10.3	253.7	11.4	(3.8)	(1.5)
Interest expense, net	104.2	4.3	101.7	4.6	2.5	2.5
Provision for income taxes	57.6	2.4	55.9	2.5	1.7	3.0
Net income	$88.1	3.6%	$96.1	4.3%	$(8.0)	(8.3)%

(a)	Consists of 53 weeks.

Revenues

Revenues increased $200.6 million, or 9.0%, to $2,428.3 million in fiscal 2013 from $2,227.7 million last year, driven primarily by an increase in sales of (i) men’s apparel, specifically shirts, pants, and suiting and (ii) women’s apparel, specifically sweaters, knits, and shirts. Revenues generated in the 53rd week last year were $20.9 million. Comparable company sales increased 3.1% in fiscal 2013 after an increase of 12.6% in fiscal 2012.

Stores sales increased $91.6 million, or 5.9%, to $1,638.2 million in fiscal 2013 from $1,546.6 million last year. Store sales increased 20.8% in fiscal 2012. Sales from stores that have been open for less than twelve months were $219.6 million in fiscal 2013.

Direct sales increased $104.4 million, or 16.0%, to $755.9 million in fiscal 2013 from $651.5 million last year. Direct sales increased $105.8 million, or 19.4%, in fiscal 2012.

Other revenues, which consist primarily of shipping and handling fees, increased $4.6 million, or 15.4%, to $34.2 million in fiscal 2013 from $29.6 million last year. This increase resulted primarily from revenues from third party resellers and shipping and handling fees.

Gross Profit

Gross profit increased $19.4 million to $1,006.1 million in fiscal 2013 from $986.7 million last year. This increase resulted from the following factors:

(Dollars in millions)	Increase
Increase in revenues	$111.4
Decrease in merchandise margin	(55.4)
Increase in buying and occupancy costs	(36.6)
Total increase in gross profit	$19.4

Gross margin decreased to 41.4% in fiscal 2013 from 44.3% last year. The decrease in gross margin was driven by: (i) a 230 basis point deterioration in merchandise margin due to increased markdowns and (ii) a 60 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $23.1 million, or 3.2%, to $756.2 million in fiscal 2013 from $733.1 million last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase
Increase in operating expenses, primarily non-comparable store expenses and payroll	$25.7
Increase in advertising and catalog costs	12.8
Dividend equivalent payment	6.1
Increase in depreciation	5.5
Decrease in share-based and incentive compensation	(31.4)
Insurance proceeds	(2.2)
Other, net	6.6
Total increase in selling, general and administrative expenses	$23.1

As a percentage of revenues, selling, general and administrative expenses decreased to 31.1% in fiscal 2013 from 32.9% last year.

Interest Expense, Net

Interest expense, net of interest income, increased $2.5 million to $104.2 million in fiscal 2013 from $101.7 million last year. A summary of interest expense is as follows:

(Dollars in millions)	Fiscal 2013	Fiscal 2012
Term Loan	$48.8	$57.9
Senior Notes	32.5	32.5
Realized hedging losses	12.1	0.6
Amortization of deferred financing costs	9.9	9.6
Other, net of interest income	0.9	1.1
Interest expense, net	$104.2	$101.7

Income Taxes

The effective tax rate for fiscal 2013 was 39.4% compared to 36.7% last year. The difference between the statutory rate of 35% and the effective rate this year was driven primarily by state and local income taxes, net of federal benefit. The difference between the statutory rate and the effective rate last year was driven primarily by state and local income taxes, partially offset by a reduction in uncertain tax positions due to the expiration of statute of limitations.

Net Income

Net income decreased $8.0 million to $88.1 million in fiscal 2013 from $96.1 million last year. This decrease was due to an: (i) increase in selling, general and administrative expenses of $23.1 million, (ii) increase in interest expense of $2.5 million and (iii) increase in provision for income taxes of $1.7 million, partially offset by (iv) increase in gross profit of $19.4 million.

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

(1)

To record a full year of interest expense associated with borrowings under the Term Loan Facility and the Senior Notes, and the amortization of deferred financing costs. Pro forma cash interest expense reflects a weighted-average interest rate of 5.6%.

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

Revenues

Revenues increased $372.7 million, or 20.1%, to $2,227.7 million in fiscal 2012 from $1,855.0 million in pro forma fiscal 2011, driven primarily by an increase in sales of women’s apparel, specifically sweaters, knits, and shirts. Revenues generated in the 53rd week were $20.9 million. Comparable company sales increased 12.6% in fiscal 2012. Comparable company sales increased 3.3% in pro forma fiscal 2011.

Stores sales increased $265.8 million, or 20.8%, to $1,546.6 million in fiscal 2012 from $1,280.8 million in pro forma fiscal 2011. Store sales increased 7.4% in pro forma fiscal 2011. Sales from stores that have been open for less than twelve months were $187.4 million in fiscal 2012.

Direct sales increased $105.8 million, or 19.4%, to $651.5 million in fiscal 2012 from $545.7 million in pro forma fiscal 2011. Direct sales increased $55.1 million, or 11.2%, in fiscal 2011.

Other revenues, which consist primarily of shipping and handling fees, increased $1.1 million, or 3.7%, to $29.6 million in fiscal 2012 from $28.6 million in pro forma fiscal 2011. This increase resulted primarily from revenues from third party resellers, offset by decreased shipping and handling fees.

Gross Profit

Gross profit increased $213.5 million to $986.7 million in fiscal 2012 from $773.2 million in pro forma fiscal 2011. This increase resulted from the following factors:

(Dollars in millions)	Increase
Increase in revenues	$201.1
Increase in merchandise margin	35.7
Increase in buying and occupancy costs	(23.3)
Total increase in gross profit	$213.5

Gross margin increased to 44.3% in fiscal 2012 from 41.7% in pro forma fiscal 2011. The increase in gross margin was driven by: (i) a 160 basis point expansion in merchandise margin due to decreased markdowns and (ii) a 100 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $145.7 million, or 24.8%, to $733.1 million in fiscal 2012 from $587.4 million in pro forma fiscal 2011. This increase primarily resulted from the following:

(Dollars in millions)	Increase
Increase in operating expenses, primarily non-comparable store expenses and payroll	$73.2
Increase in share-based and incentive compensation	34.4
Increase in advertising and catalog costs	8.2
Increase in depreciation	8.1
Increase in other selling, general and administrative expenses, net	21.8
Total increase in selling, general and administrative expenses	$145.7

As a percentage of revenues, selling, general and administrative expenses increased to 32.9% in fiscal 2012 from 31.7% in pro forma fiscal 2011.

Interest Expense, Net

Interest expense, net of interest income, increased $0.4 million to $101.7 million in fiscal 2012 from $101.3 million in pro forma fiscal 2011. A summary of interest expense is as follows:

(Dollars in millions)	Fiscal 2012	Pro forma Fiscal 2011
Term Loan	$57.9	$57.2
Senior Notes	32.5	32.5
Amortization of deferred financing costs	9.6	9.6
Other, net of interest income	1.7	2.0
Interest expense, net	$101.7	$101.3

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

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under the ABL Facility. Our primary cash needs are capital expenditures in connection with opening new stores and remodeling our existing stores, investments in our distribution network, making information technology system enhancements, meeting debt service requirements (including paying dividends to an indirect parent company for the purposes of servicing debt – see note 7 to the consolidated financial statements) and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities.

See “—Outlook” below.

Operating Activities

	For the Year Ended		For the Period
(Dollars in millions)	February 1, 2014	February 2, 2013	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Successor)	(Predecessor)
Net income (loss)	$88.1	$96.1	$12.4	$(16.1)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	79.4	72.5	59.6	3.9
Realized hedging losses	12.1	—	—	—
Amortization of deferred financing costs	9.9	9.6	8.8	1.0
Amortization of intangible assets	9.3	9.8	9.0	—
Amortization of favorable lease commitments	8.5	13.8	12.1	—
Share-based compensation	5.8	5.3	48.0	1.1
Non-cash charge related to step-up in carrying value of inventory	—	—	32.5	—
Deferred income taxes	(5.2)	(8.9)	(29.8)	2.7
Excess tax benefits from share-based awards	(0.7)	—	—	(74.5)
Changes in merchandise inventories	(88.8)	(23.0)	(8.0)	(20.2)
Changes in accounts payable and other liabilities	108.6	29.9	58.6	(2.4)
Changes in other operating assets and liabilities	5.1	(10.9)	43.1	3.4
Net cash provided by (used in) operating activities	$232.1	$194.2	$246.3	$(101.1)

Cash provided by operating activities in fiscal 2013 was $232.1 million and consisted of (i) net income of $88.1 million, (ii) adjustments to net income of $119.1 million, and (iii) changes in operating assets and liabilities of $24.9 million due primarily to an increase accounts payable, as a result of working capital management, offset by an increase in merchandise inventories.

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

Investing Activities

	For the Year Ended		For the Period
(Dollars in millions)	February 1, 2014	February 2, 2013	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Successor)	(Predecessor)
Capital expenditures:
New stores	$54.6	$51.9	$29.8	$0.6
Information technology	47.6	37.1	20.5	1.1
Other(1)	29.0	43.0	42.6	0.9
Net cash used in investing activities	$131.2	$132.0	$92.9	$2.6

(1)	Includes capital expenditures for warehouse and corporate office expansion, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $145 to $155 million for fiscal 2014, including $70 to $75 million for new stores, $40 to $45 million for information technology enhancements, $10 to $15 million for warehouse and corporate office expansion, and the remainder for store renovations and general corporate purposes.

Financing Activities

	For the Year Ended		For the Period
(Dollars in millions)	February 1, 2014	February 2, 2013	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Successor)	(Predecessor)
Proceeds from debt	$—	$—	$1,600.0	$—
Proceeds from equity contributions	—	—	1,170.7	—
Payment of dividend	—	(197.5)	—	—
Excess tax benefit from share-based awards	0.7	—	—	74.5
Payment of debt issuance costs	—	—	(67.5)	—
Proceeds from share-based compensation plans	—	—	—	1.1
Repayment of debt	(12.0)	(15.0)	(6.0)	—
Costs incurred in refinancing debt	—	(2.7)
Contribution to Parent	(0.7)	(0.5)	—	—
Net cash provided by (used in) financing activities	$(12.0)	$(215.7)	$2,697.2	$75.6

Cash used in financing activities was $12.0 million in fiscal 2013 resulting primarily from the repayment of debt.

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

Financing Arrangements

ABL Facility

In connection with the Acquisition, on March 7, 2011, we entered into the ABL Facility, governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides for a $250 million senior secured revolving line of credit, subject to a borrowing base limitation. On October 11, 2012, we amended the ABL Facility to, among other things, (i) extend the maturity date, (ii) reduce the pricing on loans, letters of credit and fees paid on unutilized commitments, and (iii) modify certain financial and negative covenants.  The ABL Facility was further amended on March 5, 2014 in order to, among other things, permit the incurrence of additional secured indebtedness under the Term Loan Facility and the redemption in full, of the Senior Notes.  The ABL Facility provides for borrowing capacity in the form of loans or letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on October 11, 2017.

On February 1, 2014, standby letters of credit were $8.0 million, excess availability, as defined, was $242.0 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $2.4 million in fiscal 2013.

See note 7 to the consolidated financial statements for a further description of the terms of the ABL Facility.

Demand Letter of Credit Facility

The Company has an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. On February 1, 2014, outstanding documentary letters of credit were $16.6 million and availability was $18.4 million under this facility.

Term Loan

In connection with the Acquisition, on March 7, 2011, we entered into the Term Loan Facility, governed by a $1,200 million term loan credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto. On December 18, 2012, the Term Loan Facility was amended to (i) permit a one-time dividend to Intermediate Holdings B (and by

Intermediate Holdings B to any direct or indirect parent of Intermediate Holdings B) in an amount up to $200 million and (ii) modify certain exceptions to the restrictive covenants in the credit agreement governing the Term Loan Facility that restrict the ability of Intermediate Holdings B, Group and its subsidiaries to pay dividends on, or redeem or repurchase capital stock, prepay indebtedness and make investments.

On February 4, 2013, we further amended the Term Loan Facility to, among other things, replace the $1,179 million in term loans outstanding immediately prior to the amendment with a new class of term loans, and reduce the applicable margin and LIBOR floor with respect to the new class of term loans.

On March 5, 2014, the Company entered into the Refinanced Term Loan Facility. The proceeds of the $1,567 million Refinanced Term Loan Facility were used to (i) refinance the $1,167 million of borrowings outstanding under the Term Loan Facility and (ii) together with cash on hand, deposit funds with the trustee sufficient to redeem in full the Company’s outstanding Senior Notes, and to pay any fees, premium and accrued interest to the date of redemption, pursuant to the Senior Notes Indenture, in satisfaction and discharge thereof in accordance with its terms. The maturity date of the Refinanced Term Loan Facility is March 5, 2021 and the interest rate was 4.00% as of the date of closing.

Borrowings under the Refinanced Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at Group’s option, either (a) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%. The applicable margin with respect to base rate borrowings is 2.00% and the LIBOR floor and applicable margin with respect to LIBOR borrowings are 1.00% and 3.00%, respectively. In addition, the Refinanced Term Loan Facility provides for an incremental 0.25% step-down in applicable margin at any time on and after May 6, 2013 when our corporate family rating, as publicly announced by Moody’s, is B1 or better.

We are required to make principal repayments equal to 0.25% of the $1,567 million outstanding under the Refinanced Term Loan Facility, or $3.9 million, on the last business day of January, April, July, and October, commencing in July 2014. We are also required to repay the term loan based on an annual excess cash flow, as defined in the agreement beginning in fiscal 2014.

See note 7 to the consolidated financial statements for a further description of the terms of the Term Loan Facility and note 17 for more information regarding the March 5, 2014 amendment and restatement of our Term Loan Facility.

PIK Notes

On November 4, 2013 the Issuer, our indirect parent holding company, issued $500 million aggregate principal of PIK Notes.  The PIK Notes pay interest semi-annually on May 1 and November 1 of each year. The PIK Notes are: (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in our financial statements.  While not required, we intend to pay dividends to the Issuer to fund interest payments on the PIK Notes.  If interest on the PIK Notes is paid in cash, the semi-annual interest payments will be $19 million, or $213 million through the maturity date.

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures, (ii) debt service requirements, including required quarterly principal repayments, repayments based on annual excess cash flow as defined and dividends to an indirect parent company for the purposes of servicing debt, and (iii) working capital needs. Management anticipates that capital expenditures in fiscal 2014 will be approximately $145 to $155 million, including $70 to $75 million for new stores, $40 to $45 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes. Management believes that our current balances of cash and cash equivalents, cash flow from operations and amounts available under the ABL Facility will be adequate to fund our primary short-term and long-term liquidity needs. Our ability to satisfy these obligations and to remain in compliance with the financial covenants under our financing arrangements, depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control. See Item 1A. “Risk Factors” in part II of this report.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance programs and lease obligations. As of February 1, 2014, we had the following obligations under letters of credit in future periods.

Letters of Credit	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Standby	$8.0	$8.0	$—	$—	$—
Documentary	16.6	16.6	—	—	—
	$24.6	$24.6	$—	$—	$—

Contractual Obligations

The following table summarizes our contractual obligations as of February 1, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Operating lease obligations(1)	$1,140.4	$161.9	$310.8	$267.4	$400.3
Liabilities associated with uncertain tax positions(2)
Purchase obligations:
Inventory commitments	654.9	654.9	—	—	—
Employment agreements	2.3	2.2	0.1	—	—
Other	1.4	1.4	—	—	—
Total purchase obligations	658.6	658.5	0.1	—	—
Senior Credit Facilities(3)(4)	1,167.0	12.0	24.0	24.0	1,107.0
Senior Notes(4)	400.0	—	—	—	400.0
Dividends to Parent(5)
Total	$3,366.0	$832.4	$334.9	$291.4	$1,907.3

(1)

Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Operating lease obligations do not include common area maintenance, insurance, taxes and other occupancy costs, which aggregate to approximately 43% of the minimum lease obligations.

(2)

As of February 1, 2014, we have recorded $8.1 million in liabilities associated with uncertain tax positions, which are included in other liabilities on the consolidated balance sheet. While these tax liabilities may result in future cash outflows, management cannot make reliable estimates of the cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

(3)

Our Senior Credit Facilities are comprised of a $1,167 million Term Loan Facility and a $250 million ABL Facility. The amount reflected does not take into account any amounts that may be required to be prepaid from time to time with our free cash flow.

(4)	Amounts shown do not include interest and do not reflect the effect of a refinancing completed on March 5, 2014.
(5)

On November 4, 2013 in a private transaction, Chinos Intermediate Holdings A, Inc. (the “Issuer”), an indirect parent holding company of Group, issued $500 million aggregate principal of 7.75/8.50% Senior PIK Toggle Notes due May 1, 2019 (the “PIK Notes”). The PIK Notes are: (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, including Group, and therefore are not recorded in our financial statements. While not required, we intend to pay dividends to the Issuer to fund interest payments. The semi-annual interest payments will be $19 million, or $213 million through the maturity date.

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

In December 2011, a pronouncement was issued that amended the guidance related to the disclosure of recognized financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The amended provisions are effective for fiscal years beginning on or after January 1, 2013, and are required to be applied retrospectively for all prior periods presented. As this pronouncement relates to disclosure only, the adoption of this amendment did not have a significant impact on our condensed consolidated financial statements.

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

Fixed Asset Impairment

We are exposed to potential impairment if the book value of our assets exceeds their expected undiscounted future cash flows. The major components of our long-lived assets are store fixtures, equipment and leasehold improvements. The impairment of unamortized costs is measured at the store level and the unamortized cost is reduced to fair value if it is determined that the sum of expected discounted future net cash flows is less than net book value.

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

Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars.  Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while revenue and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive loss within stockholders’ equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Senior Credit Facilities carry floating rates of interest that are a function of prime rate and LIBOR. If LIBOR increases above 1.00%, a 0.125% increase in the floating rate applicable to the $1,567 million outstanding under the Refinanced Term Loan Facility would result in a $2.0 million increase in our annual interest expense, excluding the effect, if any, of our interest rate swap agreements. Assuming all revolving loans are drawn under the $250 million ABL Facility, a 0.125% change in the floating rate would result in a $0.3 million change in our annual interest expense. For more information with respect to our interest rate risk, see Risks Related to Our Indebtedness and Certain Other Obligations in Item 1A.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (1992). Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2014 and concluded that it is effective.

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

Name	Age	Year First Elected Director
James Coulter	54	1997
John Danhakl	58	2011
Millard Drexler	69	2003
Jonathan Sokoloff	56	2011
Stephen Squeri	55	2012
Carrie Wheeler	42	2011

James Coulter (54). Mr. Coulter has been a director since 1997. Mr. Coulter is a TPG Founding Partner. Mr. Coulter serves as a member on numerous corporate and charitable boards including Creative Artist Agency and the Vincraft Group. He previously served on the boards of The Neiman Marcus Group, Inc., Alltel Corporation, IMS Health Inc., Lenovo Group Limited, and Zhone Technologies, Inc. We believe Mr. Coulter’s qualifications to sit on our Board include his experience in finance and extensive and diverse experience in domestic and international business.

John Danhakl (58). Mr. Danhakl has been a director since 2011. Mr. Danhakl has been a Managing Partner of Leonard Green & Partners, L.P. since 1995. He also serves on the board of directors of Animal Health, Inc., CCC Information Services, Inc., IMS Health, Inc., Leslie’s Poolmart, Inc., Petco Animal Supplies, Inc. and The Tire Rack, Inc. He previously served on the boards of Air Lease Corp., Arden Group, Inc., AsianMedia Group LLC, Big 5 Sporting Goods Corporation, Communications and Power Industries, Inc., Diamond Triumph Auto Glass, Inc., HITS, Inc., Liberty Group Publishing, Inc., MEMC Electronic Materials, Inc., The Neiman Marcus Group, Inc., Phoenix Scientific, Inc., Rite Aid Corporation, Sagittarius Brands, and VCA Antech, Inc. We believe Mr. Danhakl’s qualifications to sit on our Board include his experience as a private equity investor and his experience as a director of numerous privately-held and publicly-held companies.

Millard Drexler (69). Mr. Drexler has been our Chief Executive Officer, Chairman of the Board and a director since 2003. Before joining J.Crew, Mr. Drexler was Chief Executive Officer of The Gap, Inc. from 1995 until 2002, and was President of The Gap, Inc. from 1987 to 1995. Mr. Drexler also serves on the board of directors and compensation and nominating and corporate governance committees of Apple, Inc. We believe Mr. Drexler’s qualifications to sit on our Board include his extensive experience as a CEO in the retail industry, his executive leadership and management experience, and his experience as a board member of a leading consumer products company.

Jonathan Sokoloff (56). Mr. Sokoloff has been a director since 2011. Mr. Sokoloff has been a Managing Partner of Leonard Green & Partners, L.P. since 1994 and joined Leonard Green & Partners, L.P. in 1990. Mr. Sokoloff also serves on the boards of directors of Whole Foods Market, Inc., the Container Store Group, Inc. and several private companies in the retail consumer area and served on the board of directors of Rite Aid Corporation until May 2011. We believe Mr. Sokoloff’s qualifications to sit on our Board include his experience as a private equity investor and his experience as a director of other retail companies.

Stephen Squeri (55). Mr. Squeri was a director of J.Crew Group, Inc. from September 2010 until March 2011 and he rejoined the Company’s board of directors in June 2012. Mr. Squeri has been Group President, Global Corporate Services at American Express Company since November 2011. Prior to that, he was Group President, Global Services since 2009. In addition, from July 2008 to September 2010, he was the head of Corporate Development, overseeing mergers and acquisitions for American Express. Mr. Squeri joined American Express in 1985. Prior to joining American Express, Mr. Squeri was a management consultant at Arthur Andersen and Company from 1982 to 1985.

Carrie Wheeler (42). Ms. Wheeler has been a director since 2011. Ms. Wheeler is a TPG Partner, which she joined in 1996. Prior to TPG, she was with Goldman, Sachs & Co. from 1993 to 1996. Ms. Wheeler also serves on the board of directors of Arden Group, Inc. and Petco Animal Supplies, Inc. She previously served on the board of The Neiman Marcus Group, Inc. We believe Ms. Wheeler’s qualifications to sit on our Board include her financial expertise as well as her experience as a director of two other retail companies.

See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

EXECUTIVE OFFICERS

The names and ages of our executive officers, along with their positions and qualifications, are set forth below.

Name	Age	Position
Millard Drexler	69	Chairman and Chief Executive Officer
Stuart Haselden	44	Senior Vice President, Chief Financial Officer
Jenna Lyons	45	President, Executive Creative Director
Lynda Markoe	47	Executive Vice President, Human Resources
James Scully	49	Chief Operating Officer
Libby Wadle	41	President—J.Crew Brand

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

James Scully. Mr. Scully has been the Company’s Chief Operating Officer since April 2013.  Before that, he was the Chief Administrative Officer since 2008 and was also Chief Financial Officer from 2005 to 2012. Prior to joining J.Crew, Mr. Scully served as Executive Vice President of Human Resources and Strategic Planning of Saks Incorporated from 2004. Before that Mr. Scully served as Saks Incorporated’s Senior Vice President of Strategic and Financial Planning from 1999 to 2004 and as Senior Vice President, Treasurer from 1997 to 1999. Prior to joining Saks Incorporated, Mr. Scully held the position of Senior Vice President of Corporate Finance at Bank of America (formerly NationsBank) from 1994 to 1997.

Libby Wadle. Ms. Wadle has been the Company’s President – J.Crew Brand since April 2013.  Before that, she was the Executive Vice President—J.Crew from 2011 to 2013, and Executive Vice President—Retail and Factory from 2010 - 2011, and was Executive Vice President—Factory and Madewell from 2007 - 2010. Before that Ms. Wadle served as Vice President and then Senior Vice President of J.Crew Factory since 2004. Prior to joining J.Crew, Ms. Wadle was Division Vice President of Women’s Merchandising at Coach, Inc. from 2003 to 2004 and held various merchandising positions at The Gap, Inc. from 1995 to 2003.

CORPORATE GOVERNANCE

Election of Members to the Board of Directors

As a private company, members of the Board of Directors are nominated and elected in accordance with the provisions of the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State, the Company’s Amended and Restated Bylaws and the stockholders agreement with the Sponsors.

Code of Ethics and Business Practices

The Company has a Code of Ethics and Business Practices that applies to all Company associates, including its Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller, as well as members of the Board. The Code of Ethics and Business Practices is available free of charge on the investor relations section of our website at www.jcrew.com or upon written request to the Secretary of the Company, J.Crew Group, Inc., 770 Broadway, New York, New York 10003. Any updates or amendments to the Code of Ethics and Business Practices, and any waiver that applies to the Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller will also be posted on the website. On June 20, 2013, the Board of Directors waived the relevant provision of the Code of Ethics and Business Practices with respect to Millard Drexler’s financial interest in a building in London, England and the Company’s desire to enter into a real estate lease with respect to a portion of the building.  There were no other waivers in fiscal 2013.

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

Compensation Discussion and Analysis

In general, this section focuses on, and provides a description of, our executive compensation process and a detailed discussion of each of the key elements of our compensation program for fiscal 2013 as they apply to the individuals named in the Summary Compensation Table (the “Named Executive Officers”). Our compensation committee (the “Committee”) consists of representatives from our Sponsors and Mr. Squeri. The following is a discussion of the current compensation philosophy and programs applicable to our executive officers in fiscal 2013.

2013 Compensation Philosophy and Compensation Program Objectives

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

•

Long-Term Equity Incentives. The long-term element of our compensation program consists of the opportunity for our executive officers to participate directly as equity owners of the Company through the roll-over and purchase of Parent shares and grants of stock options to purchase Parent shares. The equity component is the most significant element of our executive compensation program because we believe that a meaningful equity interest by our executive officers and management team will provide a strong incentive to drive top line growth, increase margins and pursue growth opportunities, which we believe will lead to increased equity value and returns to investors.

The 2013 Executive Compensation Process

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

Outside Compensation Consultant

No independent executive compensation consultants were retained by the Committee during fiscal 2013.

Benchmarking Process

In making compensation decisions for fiscal 2013, the Committee considered the competitive market for executives and compensation levels provided by comparable companies. The comparative group used to benchmark compensation with respect to our executive officers and other key associates is composed of specialty retailers with highly visible brands that we view as competitors for customers and/or executive talent. For fiscal 2013, the peer companies were Abercrombie & Fitch Co., Aéropostale Inc., American Eagle Outfitters, Inc., ANN, Inc., Ascena Retail Group, Inc., Chico’s FAS, Inc., Coach, Inc., The Gap, Inc., Guess, Inc., Kate Spade LLC, Limited Brands, Michael Kors Holdings Ltd., Nordstrom, Inc., Ralph Lauren Corp., Under Armour, Inc. and Urban Outfitters, Inc. In addition, we monitor the marketplace for innovative and creative compensation programs of those companies that we view as leading their industry.

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

In connection with the Acquisition, Mr. Drexler contributed an aggregate amount of 2,287,545 shares worth approximately $99.5 million in exchange for an ownership interest in Parent following the Acquisition. Following the Acquisition, in accordance with his new employment agreement, Mr. Drexler was awarded 32,109,219 non-qualified stock options, a portion of which vest over time and a portion of which are subject to performance-based vesting conditions. In 2013, Mr. Drexler acquired an additional 12,040,957 shares in Parent through the exercise of a portion of these stock options.

Mr. Drexler’s substantial investment in the Company and the size of his equity incentive awards are consistent with his role as an owner-manager and are designed to ensure his commitment to the long-term future of the Company. Details regarding Mr. Drexler’s compensation package are contained in tables that follow. In addition, a description of his employment agreement, entered into in connection with the consummation of the Acquisition begins on page 49. We intend to continue to evaluate the components and level of our CEO’s compensation on an ongoing basis.

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

In spring 2013, in conjunction with its annual review process, the Committee reviewed base salaries for the Named Executive Officers. The Committee decided that Mr. Drexler’s base salary was to remain at $200,000 given his role as owner-manager. This salary is well below the salary level normally provided to a Chief Executive Officer of a company of comparable size, complexity, and performance and below the median level of our peer group. The Committee also determined that Ms. Lyons’ base salary would remain at $1,000,000.  Mr. Scully and Ms. Wadle each received a 7% salary increase in connection with their promotions to Chief Operating Officer and President – J.Crew Brand, respectively.  Mr. Haselden received a 4% salary increase as part of the annual review process.

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

Annual incentive awards to our Named Executive Officers are paid from the same incentive pool used for all of our eligible associates. For fiscal 2013, the potential size of the total pool was determined by the Company’s performance against pre-established Adjusted EBITDA goals for the fiscal year ended February 1, 2014, which were approved by the Committee on April 11, 2013 as follows:

	Threshold	Target	Max	Super Max
% of Target Incentive Pool Funded	33%	100%	200%	250%
Adjusted EBITDA goal (in millions)	$398	$419	$476	$508

To develop the target incentive pool, we add up the target incentive awards assigned to each plan participant. Mr. Drexler’s target award for fiscal 2013 was $1,200,000, as defined in his employment agreement, with a range of potential payment from $0 to $3,000,000. Target awards of the Named Executive Officers, other than Mr. Drexler, are expressed as a percentage of salary for the relevant fiscal year. The target award for Ms. Lyons, Mr. Scully and Ms. Wadle for fiscal 2013 was 100%, with a range of potential payments from zero to 250% of annual base salary. The target percentage for Mr. Haselden was 35%, with a range of potential payments from zero to 87.5% of annual base salary.

If the Company does not meet the threshold Adjusted EBITDA target, then no payments are made to the Named Executive Officers with respect to the annual incentive awards plan.

The Committee determines the amount of Mr. Drexler’s annual incentive award independently of management, with no fixed or specific mathematical weighting applied to the performance metrics or any element of his individual performance. The Committee approves his incentive award based upon the Adjusted EBITDA results and achievement of the performance metrics and other business performance factors they deem relevant.

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

For fiscal 2013, the Company did not achieve the threshold level of Adjusted EBITDA. As a result, the Named Executive Officers will not receive annual incentive awards under the plan.

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

Also in 2011, the Committee approved stock option awards to the Named Executive Officers under a new equity incentive plan, consistent with their view of long-term equity incentives as an important part of an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key associates. The number of options awarded to each individual was “front-loaded” and intended to represent a long-term equity opportunity. The options will vest upon meeting certain time- and performance-based conditions. The Committee does not expect to make equity awards on an annual basis. In April 2013, the Committee awarded additional stock options to Ms. Lyons, Mr. Scully and Ms. Wadle in recognition of their ongoing and significant contributions to the success of the Company and, with respect to Mr. Scully and Ms. Wadle, in connection with their increased responsibilities as Chief Operating Officer and President – J.Crew Brand, respectively. The grant date fair value of the options awarded to these executive officers is shown in the Grants of Plan-Based Awards table shown on page 50.

Equity Ownership. We believe that Company executives should have a meaningful ownership stake in the Company to underscore the importance of linking executive and investor interests, and to encourage an owner-manager and long-term perspective in managing the business. This ownership stake has been achieved through the roll-over of shares and stock options, the opportunity for cash investment and the award of stock options in 2011 and 2013.

Benefits and Perquisites. Benefits are provided to our Named Executive Officers in the same manner that they are provided to all other associates. Our Named Executive Officers are eligible to participate in the Company’s 401(k) plan (which includes a Company match component) and receive the same health, life, and disability benefits available to our associates generally.

We offer all of our associates (including the Named Executive Officers) and directors a discount on most merchandise in our stores, and through our Direct channel. We offer this discount because it is beneficial to our Company to encourage associates and directors to shop in our stores and online. Additionally, this discount represents common practice in the retail industry. This discount is extended to IRS qualified dependents, spouses and same-sex domestic partners. Some states require that the value of any discount extended to a same sex domestic partner be taxed for state and local tax purposes as wages to the associate and further require the Company to include the value of the discount as income to the associate.

We do not offer a defined benefit pension, supplemental executive retirement plan (SERP) or a non-qualified deferred compensation plan to our associates or Named Executive Officers.

In addition, from time to time the Company agrees to provide certain executives with perquisites. The Company provides these perquisites on a limited basis in order to attract key talent and to enhance business efficiency. We believe these perquisites are in line with market practice. For fiscal 2013, we provided certain Named Executive Officers with the following perquisites:

Driver. We provide Mr. Drexler with a driver for all business needs. Mr. Drexler reimburses the Company for his personal use of the driver, including commuting to and from work.

Medical Concierge Service. We provide Mr. Drexler with 24/7, on-call worldwide medical care for himself and his immediate family members, up to a maximum of $50,000 per year.

The cost incurred by the Company for certain of these perquisites is detailed in the Summary Compensation Table on page 48.

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

Employment Agreements

From time to time, the Company enters into employment agreements in order to attract and retain key executives. Messrs. Drexler, Haselden and Scully and Mss. Lyons and Wadle are parties to an employment agreement with the Company. As described beginning on page 49, the employment agreements generally define the executive’s position, specify a minimum base salary, and provide for participation in our annual and long-term incentive plans, as well as other benefits. Most of the agreements contain covenants that limit the executives’ ability to compete with us or solicit our associates or customers for a specified period following termination. The agreements also provide for various benefits under certain termination scenarios, as detailed beginning on page 53. In general, these benefits consist of salary continuation for periods ranging from twelve (12) to eighteen (18) months, a pro-rata cash incentive award for the year in which termination occurred, and in some cases, the acceleration or continued vesting (in accordance with the original vesting schedule) of a portion of unvested equity. The agreements provide for automatic renewal upon the same terms and conditions, unless either party gives written notice of its intent not to renew. The provisions vary by executive because each agreement is negotiated by the Company and the Named Executive Officer on an individual basis at the time of hire or renewal, as applicable. We believe that these agreements enhance our ability to recruit and retain the Named Executive Officers, offer them a degree of security in the very dynamic environment of the retail industry, and protect us competitively through non-competition and non-solicitation requirements if the executives terminate their employment with us.

The section below contains information, both narrative and tabular, regarding the types of compensation paid to (i) our principal executive officer, (ii) our principal financial officer and (iii) and our remaining Named Executive Officers as of the end of fiscal 2013. The Summary Compensation Table contains an overview of the amounts paid to our Named Executive Officers for fiscal years 2013, 2012 and 2011. The tables following the Summary Compensation Table—the Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year-End, and Option Exercises and Stock Vested—contain details of our Named Executive Officers’ recent non-equity incentive and equity grants, past equity awards, general equity holdings, and option exercises. Finally, we have included a table showing potential severance payments to our Named Executive Officers pursuant to their individual employment agreements and certain of our equity incentive plans, assuming, for these purposes that the relevant triggering event occurred on January 31, 2014.

Summary Compensation Table

The following table sets forth the compensation paid to or earned during fiscal years 2013, 2012 and 2011 by our Named Executive Officers:

Name and Principal Position	Fiscal Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(3) ($)	All Other Comp- ensation(4) ($)	Total ($)
Millard Drexler,	2013	$200,000	$0	$0	$0	$35,000	$235,000
Chairman and Chief	2012	$200,000	$2,400,000	$0	$1,986,758	$45,487	$4,632,245
Executive Officer	2011	$200,000	$0	$0	$11,318,500	$1,668,809	$13,187,309
Stuart Haselden,	2013	$412,692	$0	$0	$0	$113,687	$526,379
Senior Vice President and	2012	$390,154	$268,000	$0	$103,350	$52,229	$813,733
Chief Financial Officer
Jenna Lyons,	2013	$1,000,000	$0	$0	$367,500	$1,909,052	$3,276,552
President—Executive	2012	$1,019,231	$3,000,000	$0	$334,851	$784,850	$5,138,932
Creative Director	2011	$1,000,000	$0	$0	$2,013,693	$9,800	$3,023,493
James Scully,	2013	$742,308	$0	$0	$245,000	$1,196,983	$2,184,291
Executive Vice President and Chief Operating	2012	$713,462	$1,050,000	$0	$131,651	$494,281	$2,389,394
Officer	2011	$700,000	$500,000	$0	$754,585	$9,800	$1,964,385
Libby Wadle,	2013	$742,308	$0	$0	$245,000	$959,626	$1,946,934
President—J.Crew Brand	2012	$713,462	$1,050,000	$0	$112,840	$397,425	$2,273,727
	2011	$650,000	$0	$0	$646,767	$9,800	$1,306,567

(1)	With respect to fiscal 2012, represents the total amount earned by each Named Executive Officer during the fifty-three week fiscal year. Fiscal years 2013 and 2011 consisted of fifty-two weeks.
(2)

Represents the annual cash incentive awards under our Company annual cash incentive plan and discretionary bonus awards earned by each Named Executive Officer. For fiscal 2013, the Company did not achieve the threshold EBITDA goal under the annual cash incentive plan. See page 45 for a description of our annual cash incentive plan. For fiscal year 2011, no annual cash incentive awards were paid to the Named Executive Officers; however, a discretionary cash bonus was paid to Mr. Scully in the amount of $500,000 in recognition of his significant role in leading the Company through the Acquisition. In addition, for fiscal year 2012, Ms. Lyons earned a $1,500,000 special bonus as described on page 49 in addition to the annual cash incentive award for that year.

(3)

For each of the Named Executive Officers, represents the grant date fair value calculated under Accounting Standards Codification (ASC) 718—Compensation—Stock Compensation as share-based compensation in our financial statements for fiscal years 2013, 2012 and 2011 of stock option grants made in those fiscal years. For awards subject to performance conditions, the amount reflects the full grant date fair value of the awards based on the probable outcome of the performance conditions. For stock option grants that were rolled over in connection with the Acquisition, there was no incremental increase in the fair value of such shares as the number of options and exercise price were adjusted to maintain the intrinsic value on the date of the modification. For stock option grants with an exercise price modified in connection with the special dividend paid in December 2012, an incremental increase in the fair value of these options is reflected in fiscal year 2012. See note 4, “Share-Based Compensation” to our consolidated financial statements for a description of assumptions underlying valuation of equity awards.

(4)	All other compensation for fiscal year 2013 consisted of the following:

	Matching Contributions (i)	Medical Concierge (ii)	Dividend Equivalents (iii)	Total
Millard Drexler	$—	$35,000	$—	$35,000
Stuart Haselden	$10,200	$—	$103,487	$113,687
Jenna Lyons	$10,200	$—	$1,898,852	$1,909,052
James Scully	$10,200	$—	$1,186,783	$1,196,983
Libby Wadle	$10,200	$—	$949,426	$959,626

(i)	Represents total Company contributions to each Named Executive Officer’s account in the Company’s tax-qualified 401(k) Plan.
(ii)	Represents Company payment for medical concierge services, as provided by Mr. Drexler’s employment agreement.
(iii)

Represents cash equivalent payments made in connection with the declaration of a special cash dividend to stockholders of record on November 4, 2013 of Parent’s Class A common stock and Class L common stock. The Named Executive Officers, other than Mr. Drexler, received aggregate dividend equivalent payments based on the number of shares of vested rollover stock options that they held at the time of the dividend.

Named Executive Officer Employment Agreements

Millard Drexler

Mr. Drexler entered into an employment agreement with us, effective March 7, 2011, pursuant to which Mr. Drexler will continue to serve as our Chief Executive Officer and as the Chairman of our Board. The agreement provides for an initial term of employment through March 7, 2015, subject to automatic renewal for successive one-year periods thereafter unless either Mr. Drexler or the Company provides a notice of non-renewal at least 90 days before the expiration of the then current term. Pursuant to the employment agreement, Mr. Drexler receives a base salary of $200,000 and has an opportunity to earn an annual bonus award, with a target opportunity of $1,200,000, based on the achievement of certain performance metrics determined by the Board or a committee thereof. Mr. Drexler is eligible to participate in the Company’s employee benefit plans and the Company will pay or reimburse Mr. Drexler for an amount of up to $50,000 per year for the cost of maintaining the benefits provided under one or more concierge medical services arrangements to be selected by Mr. Drexler. In the event that Mr. Drexler’s employment is terminated prior to the end of the initial four-year term or any subsequent one-year extension of the term without cause or by Mr. Drexler for good reason (each as defined in the agreement), Mr. Drexler will receive, among other things (i) a payment equal to any accrued but unpaid base salary as of the date of termination, the value of any accrued vacation pay, and the amount of any expenses properly incurred by Mr. Drexler prior to the termination date and not yet reimbursed, (ii) a payment equal to one year’s base salary plus Mr. Drexler’s target bonus, (iii) a payment equal to the pro-rated annual bonus that Mr. Drexler would have earned for the year in which his termination occurs, based on the actual achievement of applicable performance objectives in the performance year in which the termination date occurs; and (iv) the immediate vesting of all equity awards previously granted to Mr. Drexler that remain outstanding as of the termination date. The agreement also provides that Mr. Drexler is entitled to a full gross up for excise taxes incurred under Sections 280G and 4999 of the Code in connection with any change in control occurring after our equity securities once again become publicly traded.

As described above, pursuant to the terms of the agreement Mr. Drexler received an option grant under Parent’s 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”) in fiscal year 2011. These options will vest upon meeting certain time- and performance-based vesting conditions and will vest in full upon, as described above, a termination of his employment without cause or by him for good reason. Mr. Drexler’s time-vesting options will vest in full upon the occurrence of a change in control. The agreement also provides that Mr. Drexler will be subject to non-solicitation and non-competition covenants during his employment and for a period of two years and one year, respectively, following the termination of his employment, regardless of the reason for such termination.

Stuart Haselden

Mr. Haselden entered into an employment agreement with us pursuant to which he has agreed to serve as Chief Financial Officer for three years beginning in May 2012, subject to automatic one-year renewals unless we provide two months’ written notice or Mr. Haselden provides four months’ written notice, in each case prior to the expiration of the current term. The agreement provides for a minimum annual base salary of $400,000, which will be reviewed annually by us, and an annual cash incentive award with a target of 35% of base salary, up to a maximum bonus based on the terms of the Company’s bonus plan as in effect from time to time. The agreement also subjects Mr. Haselden to non-competition covenants during his employment and for a period of twelve (12) months and non-solicitation covenants during his employment and for a period of eighteen (18) months, each following termination of employment for any reason. In the event his employment is terminated without “cause,” for “good reason,” or as a result of the Company’s non-renewal of the agreement, Mr. Haselden is entitled under the agreement to certain post-employment compensation, as detailed beginning on page 55.

Jenna Lyons

Ms. Lyons entered into a second amended and restated employment agreement with us pursuant to which she has agreed to serve as Creative Director for five years beginning in December 2007, subject to automatic one-year renewals unless we or Ms. Lyons provide four months’ written notice prior to the expiration of the current term. The agreement provides for a minimum annual base salary of $675,000, which will be reviewed from time to time by us, and an annual cash incentive award with a target of 50% and a maximum of 100%, in each case, of base salary. In addition, the agreement provided for payment by the Company of a cash contract supplement of $2,000,000 which was paid to Ms. Lyons in January 2008. The agreement also subjects Ms. Lyons to non-competition and non-solicitation covenants during her employment and for a period of twelve (12) months following termination of employment for any reason (except that the non-competition covenant will not apply in the event Ms. Lyons’ employment is terminated by the Company without cause, by Ms. Lyons for good reason or because the Company provides Ms. Lyons with written notice of our intention not to renew the employment agreement). In the event her employment is terminated without cause or for good reason, Ms. Lyons is entitled under the agreement to certain post-employment compensation, as detailed beginning on page 56.

Ms. Lyons also entered into a special bonus agreement with us in April 2013, pursuant to which she received a cash bonus of $1,500,000, payable upon execution of the agreement, in recognition of her prior and continued service as President and Executive Creative Director of the Company.  Pursuant to the terms of the agreement, in the event Ms. Lyons’ employment with the Company is terminated for any reason other than by the Company without cause or by Ms. Lyons for good reason (as each such term is defined in the employment agreement described above), Ms. Lyons is required to reimburse immediately the Company for the full amount of the special bonus if such termination occurs prior to the third anniversary of the agreement.

James Scully

Mr. Scully has entered into an amended and restated employment agreement with us, effective April 6, 2008, pursuant to which he has agreed to serve as our Chief Administrative Officer for three years beginning in April 2008, subject to automatic one-year renewals unless we or Mr. Scully provide four months’ written notice prior to the expiration of the then current term. The agreement provides for a minimum base salary of $600,000, which will be reviewed annually by us. Mr. Scully is eligible to receive an annual cash incentive award with a target of 75% and a maximum of 150%, in each case, of base salary based upon the achievement of certain Company and individual performance objectives to be determined each year. The agreement subjects Mr. Scully to non-competition and non-solicitation covenants during his employment and for a period of twelve (12) and eighteen (18) months, respectively, following termination of employment for any reason (except that the non-competition covenant will not apply in the event Mr. Scully’s employment is terminated by the Company without cause, by Mr. Scully for good reason or because the Company provides Mr. Scully written notice of our intention not to renew the agreement). In the event his employment is terminated without cause or for good reason, Mr. Scully is entitled under the agreement to certain post-employment compensation, as detailed beginning on page 57.

Libby Wadle

Ms. Wadle entered into an employment agreement with us pursuant to which she has agreed to serve as Executive Vice President—J.Crew for three years beginning in November 2011, subject to automatic one-year renewals unless we provide two months’ written notice or Ms. Wadle provides four months’ written notice, in each case, prior to the expiration of the current term. The agreement provides for a minimum annual base salary of $700,000, which will be reviewed annually by us, and an annual cash incentive award with a target of 75% and a maximum of 187.5%, in each case, of base salary. The agreement also subjects Ms. Wadle to non-competition and non-solicitation covenants during her employment and for a period of twelve (12) months following termination of employment for any reason (except that the non-competition covenant will not apply in the event Ms. Wadle’s employment is terminated by the Company without cause or by Ms. Wadle for good reason). In the event her employment is terminated without cause, for good reason, or as a result of the Company’s non-renewal of the agreement, Ms. Wadle is entitled under the agreement to certain post-employment compensation, as detailed beginning on page 58.

Grants of Plan-Based Awards—Fiscal 2013

The following table sets forth the non-equity and equity incentive awards and other equity awards granted to our Named Executive Officers for fiscal 2013. For fiscal 2013, the Company did not achieve the threshold Adjusted EBITDA goal required for payouts under the annual cash incentive plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Option Awards: Number of Securities Underlying Options(3) (#)	Exercise or Base Price of Option Awards(4) ($/sh)	Grant Date Fair Value of Stock and Option Awards(5) ($)
Name	Grant Date (1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Millard Drexler	—	$400,000	$1,200,000	$3,000,000	—	—	—	—	—	—
Stuart Haselden	—	$48,417	$145,250	$363,125	—	—	—	—	—	—
Jenna Lyons	—	$333,333	$1,000,000	$2,500,000	—	—	—	—	—	—
	4/11/13	—	—	—	—	750,000	—	750,000	$0.57	$367,500
Jim Scully	—	$250,000	$750,000	$1,875,000	—	—	—	—	—	—
	4/11/13	—	—	—	—	500,000	—	500,000	$0.57	$245,000
Libby Wadle	—	$250,000	$750,000	$1,875,000	—	—	—	—	—	—
	4/11/13	—	—	—	—	500,000	—	500,000	$0.57	$245,000

(1)	The Committee approved the April 11, 2013 option awards to Ms. Lyons, Mr. Scully and Ms. Wadle by a unanimous written consent approved by all Committee members on April 11, 2013.
(2)

Represents possible payouts under the Company’s annual cash incentive plan for fiscal 2013. Amounts listed in the maximum column related to achievement of “Super Max” Adjusted EBITDA goal, as discussed beginning on page 45. Achievement of “Max” Adjusted EBITDA goals would have resulted in payouts for Messrs. Drexler, Haselden and Scully and Mss. Lyons and Wadle of $2,400,000; $290,500; $1,500,000; $2,000,000; and $1,500,000, respectively.

(3)

Under the 2011 Equity Incentive Plan, Ms. Lyons, Mr. Scully and Ms. Wadle were awarded non-qualified stock options on April 11, 2013 which will vest upon meeting certain time- and performance-based vesting conditions. The number of shares reflected in the table as the “target” payout under equity incentive plan awards is the number of shares that would vest if the performance condition were met with respect to the tranche of the options subject to the performance condition. If the performance condition was not achieved, the entire tranche would be forfeited. The tranche of the options subject only to time-based vesting conditions is reflected in the column titled, “All Other Option Awards: Number of Securities Underlying Options.”

(4)

In accordance with the provisions of the 2011 Equity Incentive Plan, each stock option was granted with an exercise price equal to 100% of the fair market value of a share of Class A common stock on the date of grant. In November 2013, in connection with payment of a special dividend to stockholders, Parent adjusted the exercise prices of outstanding stock options (other than rollover options) by reducing them in an amount equal to the dividend per share.

(5)

These amounts represent the grant date fair value calculated in accordance with ASC 718—Compensation—Stock Compensation. In each case, the amount was calculated excluding forfeiture assumptions. The assumptions used in calculating these amounts are described in note 4, “Share-Based Compensation” to our consolidated financial statements. For the performance-based portion of the awards, no expense will be recognized until certain owners of our Parent receive a specified level of cash proceeds from the sale of their initial investment.

OUTSTANDING EQUITY AWARDS AT FISCAL 2013 YEAR-END

The following table sets forth information regarding the outstanding awards under our long-term equity incentive plans held by our Named Executive Officers at the end of fiscal 2013.

			Option Awards(1)
	Grant Year of Options	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date

Millard Drexler	2011	—	12,040,957	8,027,305	0.25	4/14/21

Stuart Haselden	2012	30,000	120,000	150,000	0.25	5/15/22
	2011	113,066	—	—	0.25	9/15/17
	2011	80,711	—	—	0.25	4/15/16
	2011	90,000	135,000	225,000	0.25	4/14/21
	Total	313,777	255,000	375,000	—	—

Jenna Lyons	2013	—	750,000	750,000	0.57	4/11/23
	2011	1,777,777	—	—	0.25	9/15/17
	2011	917,400	3,210,900	2,293,500	0.25	4/14/21
	Total	2,695,177	3,960,900	3,043,500	—	—

James Scully	2013	—	500,000	500,000	0.57	4/11/23
	2011	642,200	963,300	1,605,500	0.25	4/14/21
	Total	642,200	1,463,300	2,105,500	—	—

Libby Wadle	2013	—	500,000	500,000	0.57	4/11/23
	2011	550,440	825,660	1,376,100	0.25	4/14/21
	Total	550,440	1,325,660	1,876,100	—	—

(1)

Represents (i) stock options awarded prior to the Acquisition, which were rolled over into vested options of Parent, effective March 7, 2011, with an exercise price of $0.25, (ii) stock options that were granted to our Named Executive Officers on April 14, 2011 following the Acquisition, (iii) stock options that were granted to Mr. Haselden on May 15, 2012 in connection with his promotion to Chief Financial Officer, and (iv) stock options that were granted to Ms. Lyons, Mr. Scully and Ms. Wadle on April 11, 2013.

(2)	The options granted on April 14, 2011 have an exercise price of $0.25 per share and vest as follows:

	Tranche 1 Vesting Schedule	Tranche 2 Vesting Schedule	Tranche 3 Vesting Schedule
Drexler	24,081,914 options vesting 25% annually beginning on 4/14/12	8,027,305 options with performance-based vesting	—
Haselden	225,000 options vesting 20% annually beginning on 4/14/12	225,000 options with performance-based vesting	—
Lyons	2,293,500 options vesting 20% annually beginning on 4/14/12	2,293,500 options with performance-based vesting	1,834,800 options vesting 50% on 4/14/15 and 50% on 4/14/18
Scully	1,605,500 options vesting 20% annually beginning on 4/14/12	1,605,500 options with performance-based vesting	—
Wadle	1,376,100 options vesting 20% annually beginning on 4/14/12	1,376,100 options with performance-based vesting	—

The options granted on May 15, 2012 have an exercise price of $0.25 per share and vest as follows:

	Tranche 1 Vesting Schedule	Tranche 2 Vesting Schedule
Haselden	150,000 options vesting 20% annually beginning on 5/15/13	150,000 options with performance-based vesting

The options granted on April 11, 2013 have an exercise price of $0.57 per share and vest as follows:

	Tranche 1 Vesting Schedule	Tranche 2 Vesting Schedule
Lyons	750,000 options vesting 20% annually beginning on 4/11/14	750,000 options with performance-based vesting
Scully	500,000 options vesting 20% annually beginning on 4/11/14	500,000 options with performance-based vesting
Wadle	500,000 options vesting 20% annually beginning on 4/11/14	500,000 options with performance-based vesting

Option Exercises and Stock Vested—Fiscal 2013

The following table sets forth information concerning the exercise of stock options and vesting of restricted stock during fiscal 2013 for each Named Executive Officer, on an aggregated basis.

	Option Awards(1)		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized Upon Vesting ($)
Millard Drexler	12,040,957	$3,010,239	—	$—
Stuart Haselden	—	$—	—	$—
Jenna Lyons	1,777,777	$444,444	—	$—
Jim Scully	2,222,222	$555,556	—	$—
Libby Wadle	1,777,777	$444,444	—	$—

(1)

All of the option award exercises during fiscal 2013 were cash exercises where the executive officer paid the exercise price of each of the options along with the corresponding tax withholding amount and retained the underlying shares. The value realized on exercise was determined by multiplying the number of shares acquired by the excess of the fair value of $0.50 per share above the exercise price of $0.25 per share of Class A common stock at the time of exercise.

Potential Payments Upon Termination or Change of Control

As described above under Employment Agreements, we have employment agreements with Messrs. Drexler, Haselden and Scully and Mss. Lyons and Wadle under which we are required to pay severance benefits in connection with certain terminations of employment. Mr. Drexler’s stock option award agreement also provides for accelerated vesting of all his options in connection with a termination of his employment at any time by us without cause (as defined in the award agreement) or by Mr. Drexler for good reason

(as defined in the award agreement) and accelerated vesting of a portion of his options in connection with a termination of his employment by us by reason of his death or disability (as defined in the award agreement). In addition, the stock option award agreements held by our other Named Executive Officers provide for the accelerated vesting of their time-based options in connection with a termination of employment by us without cause (as defined in the award agreement) or by the executive for good reason (as defined in the award agreement) within two (2) years following a change in control. Mr. Drexler’s stock option award agreement also provides for accelerated vesting of his time-based options in connection with a change in control. The following is a description of the severance, termination and change in control benefits payable to each of our Named Executive Officers pursuant to their respective agreements and our equity incentive plans as in effect during fiscal 2013. This disclosure assumes the applicable triggering date occurred on January 31, 2014, the last business day of our 2013 fiscal year.

For these purposes, “change in control” is generally defined as (a) any change in the ownership of the capital stock of Parent if, immediately after giving effect thereto, any person (or group of persons acting in concert) other than TPG and LGP and their affiliates will have the direct or indirect power to elect a majority of the members of the board of directors of Parent; (b) any change in the ownership of the capital stock of Parent if, immediately after giving effect thereto, TPG and LGP and their affiliates own less than 25% (33% in the case of Mr. Drexler) of the outstanding shares of Parent (taking into account options, warrants or convertible securities which may be exercised, converted or exchanged into shares), or (c) the sale of all or substantially all of the assets of the Parent and its subsidiaries.

Millard Drexler

Pursuant to the employment agreement between us and Mr. Drexler, executed on March 7, 2011 (the “Drexler Agreement”), the payments and/or benefits we agreed to pay or provide to Mr. Drexler upon a termination of his employment vary depending on the reason for such termination.

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

Pursuant to the Drexler Agreement, for the two (2) year period following the termination of Mr. Drexler’s employment, Mr. Drexler has agreed not to solicit or hire any of our associates. In addition, Mr. Drexler has agreed that, for the one (1) year period following his termination of employment, he will not compete with us in the retail apparel business in any geographic area in which we are engaged in such business. Mr. Drexler is also subject to standard non-disclosure of confidential information restrictions.

Stuart Haselden

Pursuant to the Letter Agreement between us and Mr. Haselden, dated May 15, 2012 (the “Haselden Agreement”), the payments and/or benefits we have agreed to pay or provide Mr. Haselden on a termination of his employment vary depending on the reason for such termination.

Pursuant to the Haselden Agreement, we may terminate Mr. Haselden’s employment with us upon his disability, which is generally defined in the Haselden Agreement as Mr. Haselden’s inability to perform his duties for ninety (90) days during a 180-day period as a result of his incapacity due to physical or mental illness or injury. In addition, we may terminate Mr. Haselden’s employment for cause or at any time without cause. For these purposes, “cause” is generally defined under the Haselden Agreement as Mr. Haselden’s (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of applicable laws, or having been found by any court or governmental authority or agency to have committed any such violation; (b) willful misconduct or gross negligence in connection with his performance of duties; (c) material breach of the Haselden Agreement, including without limitation, his failure to perform his duties and responsibilities thereunder (provided that he be given written notice and has thirty (30) days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission adverse to our reputation; (e) willful disclosure of any confidential information to persons not authorized to know such information; or (f) his violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, our Code of Ethics and Business Practices or any legal or regulatory obligations or requirements (provided that he has thirty (30) days to cure to the extent such violation is reasonably susceptible to cure). Furthermore, if subsequent to the termination of Mr. Haselden’s employment it is determined that he could have been terminated for cause, Mr. Haselden’s employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Mr. Haselden.

Pursuant to the Haselden Agreement, Mr. Haselden may terminate his employment with us with good reason or at any time, upon at least two (2) months’ advance notice, without good reason. For these purposes, “good reason” is generally defined under the Haselden Agreement as (a) any action by us that results in a material and continuing diminution of Mr. Haselden’s duties or responsibilities (including, without limitation, an adverse change in Mr. Haselden’s title); (b) a material reduction by us of Mr. Haselden’s base salary or annual cash incentive award opportunity as in effect from time to time; or (c) a relocation of more than fifty (50) miles of his principal place of employment, in each case without Mr. Haselden’s written consent. Mr. Haselden’s employment will also terminate upon his death.

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

Amounts payable to Mr. Haselden as a result of termination by us without cause or by Mr. Haselden with good reason, may be deferred and accumulated for six (6) months, then paid in a lump-sum on the first day of the seventh month following termination, if required for compliance with the deferred compensation rules under Section 409A of the Code.

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

Pursuant to the Lyons Agreement, we may terminate Ms. Lyons’ employment with us upon her disability, which is generally defined in the Lyons Agreement as Ms. Lyons’ inability to perform her duties for a ninety (90) day period as a result of her incapacity due to physical or mental illness and failure to return to work within thirty (30) days of notice by the Company. In addition, we may terminate Ms. Lyons’ employment for cause or at any time without cause. For these purposes, “cause” is generally defined under the Lyons Agreement as Ms. Lyons’ (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of securities laws, or having been found by any court or governmental authority or agency to have committed any such violation; (b) willful misconduct or gross negligence in connection with her performance of duties; (c) willful and material breach of the Lyons Agreement, including without limitation, her failure to perform her duties and responsibilities (provided that she be given written notice and has thirty (30) days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission by Ms. Lyons adverse to our reputation; (e) disclosure of any confidential information to persons not authorized to know such information; or (f) her violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, our Code of Ethics and Business Practices or any legal or regulatory obligations or requirements (provided that she has thirty (30) days to cure to the extent such violation is reasonably susceptible to cure). Furthermore, if subsequent to the termination of Ms. Lyons’ employment it is determined that she could have been terminated for cause, Ms. Lyons’ employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Ms. Lyons.

Pursuant to the Lyons Agreement, Ms. Lyons may terminate her employment with us with good reason or at any time, upon at least two (2) months’ advance notice, without good reason. For these purposes, “good reason” is generally defined under the Lyons Agreement as either (a) any action by us that results in a material and continuing diminution of Ms. Lyons’ duties or responsibilities, including an adverse change in her title from Creative Director or a change such that she will no longer report directly to the Chief Executive Officer; or (b) a material reduction by us of Ms. Lyons’ base salary or annual cash incentive award opportunity as in effect from time to time, or (c) a relocation of more than fifty (50) miles of her principal place of employment, in each case without Ms. Lyons’ written consent. Ms. Lyons’ employment will also terminate upon her death.

Pursuant to the Lyons Agreement, if Ms. Lyons’ employment with us is terminated (i) by us without cause or (ii) by Ms. Lyons with good reason, then Ms. Lyons will be entitled to, subject to her execution of a valid general release and waiver of any claims she may have against us and her continued compliance with the post-employment restrictive covenants to which she is subject, (a) continued payment of base salary and continued medical benefits for a period of one (1) year following her termination date and (b) a lump sum in an amount equal to the annual cash incentive award that she received for the fiscal year prior to her termination. However, Ms. Lyons’ right to the continuation of her base salary and medical benefits for one (1) year following the termination of her employment will cease, respectively, upon the date that she becomes employed by a new employer or otherwise begins providing services for another entity and the date she becomes eligible for coverage under another group health plan; provided that if the cash compensation she receives from her new employer or otherwise is less than her base salary in effect immediately prior to her termination date, she will be entitled to receive the difference between her base salary and her new amount of cash compensation during the remainder of the severance period. In addition, if Ms. Lyons’ employment with us is terminated for any reason, Ms. Lyons will also be entitled to any earned but unpaid base salary.

Amounts payable to Ms. Lyons as a result of termination by us without cause or by Ms. Lyons with good reason, may be deferred and accumulated for six months, then paid in a lump-sum on the first day of the seventh month following termination, if required for compliance with the deferred compensation rules under Section 409A of the Code.

Pursuant to the Lyons Agreement, Ms. Lyons has agreed that, for the twelve (12) month period following the termination of her employment (other than a termination by us without cause, by Ms. Lyons with good reason, or as a result of our election not to renew the employment period), she will not engage in or perform services for certain competitive entities in the retail, mail order and Internet apparel and accessories business within a 100 mile radius of any of our store locations or in the same area as we direct our mail order operations or solicit any of our customers or suppliers. In addition, for the twelve (12) month period following the termination of her employment for any reason, Ms. Lyons has agreed not to solicit or hire any of our associates. Ms. Lyons is also subject to standard non-disclosure of confidential information and non-disparagement restrictions.

James Scully

Pursuant to the amended and restated employment agreement between us and Mr. Scully, dated September 10, 2008 (the “Scully Agreement”), the payments and/or benefits we have agreed to pay or provide Mr. Scully on a termination of his employment vary depending on the reason for such termination.

Pursuant to the Scully Agreement, we may terminate Mr. Scully’s employment with us upon his disability, which is generally defined in the Scully Agreement as Mr. Scully’s inability to perform his duties for a ninety (90) day period as a result of his incapacity due to physical or mental illness or injury and failure to return to work within thirty (30) days of notice from the Company. In addition, we may terminate Mr. Scully’s employment for cause or at any time without cause. For these purposes, “cause” is generally defined under the Scully Agreement as Mr. Scully’s (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of securities laws, or having been found by any court or governmental authority or agency to have committed any such violation; (b) willful misconduct or gross negligence in connection with his performance of duties; (c) willful and material breach of the Scully Agreement, including without limitation, his failure to perform his duties and responsibilities thereunder (provided that he be given written notice and has 30 days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission adverse to our reputation; (e) willful disclosure of any confidential information to persons not authorized to know such information; or (f) his violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, failure to provide certifications as may be required by law (provided that he has thirty (30) days to cure to the extent such violation is reasonably susceptible to cure). Furthermore, if subsequent to the termination of Mr. Scully’s employment it is determined that he could have been terminated for cause, Mr. Scully’s employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Mr. Scully.

Pursuant to the Scully Agreement, Mr. Scully may terminate his employment with us with good reason or at any time, upon at least two (2) months’ advance notice, without good reason. For these purposes, “good reason” is generally defined under the Scully Agreement as (a) any action by us that results in a material and continuing diminution of Mr. Scully’s duties or responsibilities (including, without limitation, the appointment by the Company of a Chief Financial Officer who is not required to report to Mr. Scully, or a change such that Mr. Scully no longer reports to the Chief Executive Officer); (b) a reduction by us of Mr. Scully’s base salary or annual cash incentive award opportunity as in effect from time to time; or (c) a relocation of more than fifty (50) miles of his principal place of employment, in each case without Mr. Scully’s written consent. Mr. Scully’s employment will also terminate upon his death.

Pursuant to the Scully Agreement, if Mr. Scully’s employment with us is terminated (i) by us without cause or (ii) by Mr. Scully with good reason, then Mr. Scully will be entitled to, subject to his execution of a valid general release and waiver of any claims he may have against us and his continued compliance with the post-employment restrictive covenants to which he is subject, (a) continued payment of base salary and continued medical benefits (which may consist of our reimbursement of COBRA payments) for a period of eighteen (18) months following his termination date; (b) his annual bonus for the preceding year to the extent not yet paid; and (c) a lump sum in an amount equal to the pro-rated amount of any annual cash incentive award that he would have otherwise received, based on actual performance, for the fiscal year in which he was terminated. However, Mr. Scully’s right to the continuation of his base salary and medical benefits for eighteen (18) months following the termination of his employment will cease, respectively, upon the date that he becomes employed by a new employer or otherwise begins providing services for another entity and the date he becomes eligible for coverage under another group health plan, provided that if the cash compensation he receives from his new employer or otherwise is less than his base salary in effect immediately prior to his termination date, he will be entitled to receive the difference between his base salary and his new amount of cash compensation during the remainder of the severance period. In addition, if Mr. Scully’s employment with us is terminated for any reason, Mr. Scully will also be entitled to any earned but unpaid salary.

Amounts payable to Mr. Scully as a result of termination by us without cause or by Mr. Scully with good reason, may be deferred and accumulated for six (6) months, then paid in a lump-sum on the first day of the seventh month following termination, if required for compliance with the deferred compensation rules under Section 409A of the Code.

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

Pursuant to the Wadle Agreement, we may terminate Ms. Wadle’s employment with us upon her disability, which is generally defined in the Wadle Agreement as Ms. Wadle’s inability to perform her duties for a ninety (90) day period as a result of her incapacity due to physical or mental illness or injury and failure to return to work within thirty (30) days of receiving notice from the Company. In addition, we may terminate Ms. Wadle’s employment for cause or at any time without cause. For these purposes, “cause” is generally defined under the Wadle Agreement as Ms. Wadle’s (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of applicable laws, or having been found by any court or governmental authority or agency to have committed any such violation; (b) willful misconduct or gross negligence in connection with her performance of duties; (c) willful and material breach of the Wadle Agreement, including without limitation, her failure to perform his duties and responsibilities thereunder (provided that she be given written notice and has 30 days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission adverse to our reputation; (e) willful disclosure of any confidential information to persons not authorized to know such information; or (f) her violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, our Code of Ethics and Business Practices or any legal or regulatory obligations or requirements (provided that she has 30 days to cure to the extent such violation is reasonably susceptible to cure). Furthermore, if subsequent to the termination of Ms. Wadle’s employment it is determined that she could have been terminated for cause, Ms. Wadle’s employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Ms. Wadle.

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

Pursuant to the Wadle Agreement, if Ms. Wadle’s employment with us is terminated (i) by us without cause (ii) by Ms. Wadle with good reason or (iii) by us as a result of non-renewal of the agreement, then Ms. Wadle will be entitled to, subject to her execution of a valid general release and waiver of any claims she may have against us and her continued compliance with the post-employment restrictive covenants to which she is subject, (a) continued payment of base salary and continued medical benefits (which may consist of our reimbursement of COBRA payments) for a period of twelve (12) months following her termination date; (b) her annual bonus for the preceding year to the extent not yet paid; and (c) a lump sum in an amount equal to the pro-rated amount of any annual cash incentive award that she would have otherwise received, based on actual performance, for the fiscal year in which she was terminated. However, except in the event Ms. Wadle is terminated in the twenty-four (24) months following a change in control, Ms. Wadle’s right to the continuation of her base salary and medical benefits for twelve (12) months following the termination of her employment will cease, respectively, upon the date that she becomes employed by a new employer or otherwise begins providing services for another entity and the date she becomes eligible for coverage under another group health plan, provided that if the cash compensation she receives from her new employer or otherwise is less than her base salary in effect immediately prior to her termination date, she will be entitled to receive the difference between her base salary and her new amount of cash compensation during the remainder of the severance period. In addition, if Ms. Wadle’s employment with us is terminated for any reason, Ms. Wadle will also be entitled to any earned but unpaid salary.

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

Equity Plan

None of the options to purchase shares of our common stock held by our Named Executive Officers and granted under our 2011 Equity Incentive Plan will vest solely because of a “change in control.”. However, stock options and/or restricted shares granted to our Named Executive Officers under the plan may provide for the acceleration of the vesting schedule in the event of the termination by us of a Named Executive Officer’s employment without cause or the termination by the Named Executive Officer for good reason within two (2) years following a change in control.

In addition, in the event of (i) a consolidation, merger or similar transaction or series of related transactions, including a sale or disposition of stock, in which Parent is not the surviving corporation or which results in the acquisition of all or substantially all of Parent’s then outstanding common stock by a single person or entity or by a group of persons and/or entities acting in concert, (ii) a sale of all or substantially all of Parent’s assets, (iii) a change in control as defined in the Management Stockholders Agreement, or (iv) a dissolution or liquidation of Parent, the compensation committee of Parent has the right, in its discretion, to cancel all outstanding equity awards (whether vested or unvested) and, in full consideration of such cancellation, pay to the holder of such award an amount in cash, for each share of common stock subject to the award, equal to, (A) with respect to an option, the excess of (x) the value, as determined by the Committee, of securities and property (including cash) received by ordinary stockholders as a result of such event over (y) the exercise price of such option or (B) with respect to restricted shares, the value, as determined by the Committee, of securities and property (including cash) received by the ordinary stockholders as a result of such event.

If any of the events described above had occurred on January 31, 2014 and the Committee exercised its discretion to cash-out each outstanding and unvested equity award (including performance-based awards) held by the Named Executive Officers as of such date, then each Named Executive Officer would have received an amount equal to the amount disclosed with respect to such Named Executive Officer in “Equity-Based Incentive Compensation” row of the tables below. For purposes of this calculation, we have assumed that the value per share received in connection with such event would be equal to $0.50 per share for Class A common stock, which was the valuation of this class of stock on the last business day of our fiscal year 2013.

The following tables estimate the amounts that would be payable to our Named Executive Officers if their employment terminated on January 31, 2014.

Millard Drexler

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$2,600,000	(2)	—	—	$2,600,000	(2)
Equity-Based Incentive Compensation	—	$5,017,066	(3)	—	—	$5,017,066	(3)
Other Benefits/ Tax Gross-Ups	—	—		—	—	$0	(4)

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

(2)

Represents amount equal to (i) Mr. Drexler’s base salary ($200,000) and target cash incentive award ($1,200,000) (one half of such payment to be paid on the first business day that is six (6) months and one (1) day following the assumed termination date and the remaining one half of such payment to be paid in six (6) equal monthly installments commencing on the first business day of the seventh calendar month following such date) and (ii) pro-rated lump sum payment of any annual cash incentive award he would have otherwise received for fiscal 2013 (assumes payout of target bonus of $1,200,000).

(3)

Represents an amount equal to the number of shares underlying all of Mr. Drexler’s unvested stock options as of January 31, 2014 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option.

(4)

Represents the estimated amount of the “gross-up” payment that Mr. Drexler would be entitled to receive in connection with any excise taxes imposed by Section 4999 of the Code as a result of a change in control (as defined by Section 280G of the Code). Since the Company was privately-owned as of January 31, 2014, no such gross-up payment would have been made.

Stuart Haselden

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$560,250	(2)	—	—	$560,250	(2)
Equity-Based Incentive Compensation	—	—		—	—	$157,500	(2)
Other Benefits/ Tax Gross-Ups	—	$19,056	(4)	—	—	—

(1)

All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-solicitation and confidential information restrictions.

(2)

Represents amount equal to (i) continued payment of base salary ($415,000) for twelve (12) months following termination assuming that Mr. Haselden does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award he would have otherwise received for fiscal 2013 (assumes payout of target bonus of $145,250).

(3)

Represents an amount equal to the number of shares underlying all of Mr. Haselden’s unvested stock options as of January 31, 2014 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option.

(4)

Represents an amount equal to the Company’s total COBRA cost for Mr. Haselden to continue coverage under the Company’s health insurance plan for one (1) year assuming that Mr. Haselden did not obtain other employment during that period.

Jenna Lyons

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non- Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$2,500,000	(2)	—	—	$2,500,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$1,376,100	(3)
Other Benefits/Tax Gross-Ups	—	$10,719	(4)	—	—	—

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

(2)

Represents amount equal to (i) continued payment of base salary ($1,000,000) for one (1) year following termination assuming that Ms. Lyons does not obtain other paid employment during that period and (ii) a lump sum payment equal to the annual cash incentive award, if any, that she received for the fiscal year ended prior to the fiscal year which includes the assumed termination date (which was $1,500,000 for fiscal 2012).

(3)

Represents an amount equal to the number of shares underlying all of Ms. Lyons’ unvested stock options as of January 31, 2014 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option.

(4)

Represents an amount equal to the Company’s total COBRA cost for Ms. Lyons to continue coverage under the Company’s health insurance plan for one (1) year assuming that Ms. Lyons did not obtain other employment during that period.

James Scully

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$1,875,000	(2)	—	—	$1,875,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$642,200	(3)
Other Benefits/ Tax Gross-Ups	—	$28,584	(4)	—	—	—

(1)

All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-solicitation and confidential information restrictions.

(2)

Represents amount equal to (i) continued payment of base salary ($750,000) for eighteen (18) months following termination assuming that Mr. Scully does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award he would have otherwise received for fiscal 2012 (assumes payout of target bonus of $750,000).

(3)

Represents an amount equal to the number of shares underlying all of Mr. Scully’s unvested stock options as of January 31, 2014 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option.

(4)

Represents an amount equal to the Company’s total COBRA cost for Mr. Scully to continue coverage under the Company’s health insurance plan for eighteen (18) months assuming that Mr. Scully did not obtain other employment during that period.

Libby Wadle

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$1,500,000	(2)	—	—	$1,500,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$550,440	(2)
Other Benefits/Tax Gross-Ups	—	$19,056	(4)	—	—	—

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

(2)

Represents amount equal to (i) continued payment of base salary ($750,000) for one (1) year following termination assuming that Ms. Wadle does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award that she would have otherwise received for fiscal 2013 (assumes payout of target bonus of $750,000).

(3)

Represents an amount equal to the number of shares underlying all of Ms. Wadle’s unvested stock options as of January 31, 2014 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option.

(4)

Represents an amount equal to the Company’s total COBRA cost for Ms. Wadle to continue coverage under the Company’s health insurance plan for one (1) year assuming that Ms. Wadle did not obtain other employment during that period.

Director Compensation

The following table sets forth information regarding compensation for each of the Company’s non-management directors for fiscal 2013. Messrs. Coulter, Danhakl and Sokoloff and Ms. Wheeler are representatives of our Sponsors. As a result, these directors are not individually compensated by the Company.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
James Coulter	$—	$—	$—	$—	$—
John Danhakl	$—	$—	$—	$—	$—
Jonathan Sokoloff	$—	$—	$—	$—	$—
Stephen Squeri	$40,000	$86,975	$—	$—	$126,975
Carrie Wheeler	$—	$—	$—	$—	$—

(1)

Represents the grant date fair value we calculated under Accounting Standards Codification (ASC) 718—Compensation—Stock Compensation as share-based compensation in our financial statements for fiscal year 2013 of restricted stock awards  made to directors in that fiscal year. See note 4 to the consolidated financial statements for a description of assumptions underlying the valuation of equity awards.

The stock award granted to Mr. Squeri during fiscal 2013 and listed in the table above was an award of 36,750 shares of restricted stock with a grant date fair value of $2.37. The aggregate number of stock options held by Mr. Squeri as of February 1, 2014 is 80,000. In addition, Mr. Squeri held 37,833 shares of Class A unvested restricted stock and 18,916 shares of Class L unvested restricted stock as of February 1, 2014.

Compensation of Directors for Fiscal 2013

Neither Mr. Drexler nor the representatives of our Sponsors receive individual compensation from us for serving on the Board.  In exchange for his services as a director in 2013, Mr. Squeri received: (1) an annual cash retainer of $40,000; and (2) an award of 36,750 shares of restricted stock. The restricted stock was granted on June 20, 2013 and vests ratably over two years from the grant date.

Each of our directors receives a discount on most merchandise in our stores and through our Direct channel, which we believe is a common practice in the retail industry.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of the Board of the Company are Mr. Coulter, Mr. Sokoloff, Mr. Squeri and Ms. Wheeler. None of these committee members were officers or employees of the Company during fiscal year 2013, were formerly Company officers or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board or compensation committee and any member of the Board or compensation committee of another company.

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

The following table describes the beneficial ownership of Parent’s common stock, consisting of both Class A common stock and Class L common stock, as of March 24, 2014 by each person known to the Company to beneficially own more than five percent of Parent’s common stock, each director, each executive officer named in the “Summary Compensation Table,” and all directors and executive officers as a group. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of Class A common stock underlying options beneficially owned by that person that are exercisable within 60 days following March 24, 2014. The beneficial ownership percentages reflected in the table below are based on 91,420,040 shares of Parent’s Class L common stock and 835,913,548 shares of Parent’s Class A common stock outstanding as of March 24, 2014.

Name of Beneficial Owner	Amount and Nature of Beneficially Owned Class L		Percent of Class L	Amount and Nature of Beneficially Owned Class A		Percent of Class A
5% Shareholders
Affiliates of TPG	60,275,627	(1)	65.93%	542,480,716	(2)	64.90%
Affiliates of LGP	22,666,665	(3)	24.79%	203,999,999	(4)	24.40%

Directors and Executive Officers
James Coulter	60,275,627	(1)	65.93%	542,480,716	(2)	64.90%
Millard S. Drexler	7,370,977	(5)	8.06%	84,400,241	(6)	10.02%
John G. Danhakl	22,666,665	(7)	24.79%	203,999,999	(7)	24.40%
Jonathan D. Sokoloff	22,666,665	(8)	24.79%	203,999,999	(8)	24.40%
Stephen J. Squeri	40,398	(9)	*	200,500	(10)	*
Carrie Wheeler	—	(11)	*	—	(11)	*
Stuart Haselden	16,148		*	388,777	(12)	*
Jenna Lyons	296,296		*	5,081,655	(13)	*
James Scully	185,185		*	3,285,522	(14)	*
Libby Wadle	148,148		*	2,703,417	(15)	*
All Executive Officers and Directors as a Group	91,073,518		99.62%	843,961,365		99.50%

*	Indicates less than one percent of common stock.

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

(6)

Represents 32,147,805 shares of Class A common stock held by The Drexler Family Revocable Trust, 16,805,500 shares of Class A common stock held by The Drexler 2008 Family Trust f/b/o Alexander Fischman Drexler, 16,805,500 shares of Class A common stock held by The Drexler 2008 Family Trust f/b/o Katherine Elizabeth Fischman Drexler and 12,620,957 shares of Class A common stock held by Millard S. Drexler. Also includes 6,020,479 shares of Class A common stock that Mr. Drexler has the right to acquire within 60 days of March 24, 2014 upon the exercise of stock options at an exercise price of $0.25 per share.

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

(9)	Includes 21,482 shares of Class L common stock held by Mr. Squeri and 18,916 shares of Class L restricted common stock.
(10)

Includes 146,667 shares of Class A common stock held by Mr. Squeri, 37,833 shares of Class A restricted common stock and 16,000 shares of Class A common stock that Mr. Squeri has the right to acquire within 60 days of March 24, 2014 upon the exercise of stock options at an exercise price of $0.25 per share.

(11)

Ms. Wheeler is a TPG Partner. Ms. Wheeler does not have voting or dispositive power over and disclaims beneficial ownership of the TPG Stock. The business address of Ms. Wheeler is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(12)	Includes 388,777 shares of Class A common stock that Mr. Haselden has the right to acquire within 60 days of March 24, 2014 upon the exercise of stock options at an exercise price of $0.25 per share.
(13)

Includes 1,777,777 shares of Class A common stock held by Ms. Lyons, 3,153,878 shares of Class A common stock that Ms. Lyons has the right to acquire within 60 days of March 24, 2014 upon the exercise of stock options at an exercise price of $0.25 per share and 150,000 shares of Class A common stock that Ms. Lyons has the right to acquire within 60 days of March 24, 2014 upon the exercise of options at an exercise price of $0.35 per share.

(14)

Includes 2,222,222 shares of Class A common stock held by Mr. Scully, 963,300 shares of Class A common stock that Mr. Scully has the right to acquire within 60 days of March 24, 2014 upon the exercise of stock options at an exercise price of $0.25 per share and 100,000 shares of Class A common stock that Mr. Scully has the right to acquire within 60 days of March 24, 2014 upon the exercise of options at an exercise price of $0.35 per share.

(15)

Includes 1,777,777 shares of Class A common stock held by Ms. Wadle and 825,660 shares of Class A common stock that Ms. Wadle has the right to acquire within 60 days of March 24, 2014 upon the exercise of stock options at an exercise price of $0.25 per share and 100,000 shares of Class A common stock that Ms. Wadle has the right to acquire within 60 days of March 24, 2014 upon the exercise of options at an exercise price of $0.35 per share.

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

Private Aircraft

Mr. Drexler travels extensively for Company business, including for purposes of site visitations to the Company’s stores. For purposes of business efficiency, Mr. Drexler uses his private airplane. Mr. Drexler’s airplane is owned by an entity which he controls. We pay an established charter rate to a third-party commercial aircraft operator for business use of his airplane. Mr. Drexler also has a fractional interest in a helicopter and we reimburse him for business use of the helicopter at an established rate. The audit committee has reviewed the terms of these arrangements to ensure they are at, or below, market and in the best interests of the Company. During fiscal 2013, we paid $1,366,400 pursuant to these arrangements.

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

During fiscal years 2013, 2012 and 2011, KMPG LLP served as our independent registered public accounting firm and in that capacity rendered an unqualified opinion on our consolidated financial statements as of and for the three years ended February 1, 2014.

The following table sets forth the aggregate fees billed or expected to be billed to us by our independent registered public accounting firm in each of the last two fiscal years:

	Fiscal 2013	Fiscal 2012
Audit fees	$1,575,500	$1,404,000
Audit-related fees	100,000	—
Tax fees	101,000	90,000
All other fees	—	—
Total fees	$1,776,500	$1,494,000

Audit Fees

These amounts represent fees billed or expected to be billed by KPMG LLP for professional services rendered for the audits of the Company’s annual financial statements for fiscal 2013 and fiscal 2012 and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

This amount represents fees billed by KPMG LLP for professional services rendered that were not included under “Audit Fees.” Audit-Related Fees in fiscal 2013 were related to procedures performed in connection with debt issuance.

Tax Fees

This amount represents fees billed or expected to be billed by KPMG LLP for professional services rendered in connection with sales and use tax compliance.

All Other Fees

None.

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

The audit committee is governed by a written charter, which is available free of charge on the investor relations section of our website at www.jcrew.com or upon written request to the Secretary of the Company, J.Crew Group, Inc., 770 Broadway, New York, New York 10003. The audit committee held eight meetings in fiscal 2013.

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

J.CREW GROUP, INC.
Date: March 24, 2014	By:	/S/ MILLARD DREXLER
Millard Drexler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 12, 2014.

Signature	Title

/s/ Millard Drexler	Chairman of the Board,
Millard Drexler	Chief Executive Officer and a Director
(Principal Executive Officer)

/s/ Stuart c. Haselden	Chief Financial Officer (Principal Financial and Accounting
Stuart C. Haselden	Officer)

*	Director
James Coulter

*	Director
John Danhakl

*	Director
Jonathan Sokoloff

*	Director
Stephen Squeri

*	Director
Carrie Wheeler

*By:	/s/ Stuart c. Haselden
Stuart C. Haselden,
Attorney-in-Fact

J.Crew Group, Inc.

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F–	2
Consolidated Balance Sheets at February 1, 2014 and February 2, 2013	F–	3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and for the periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)	F–	4
Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and for the periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)	F–	5
Consolidated Statements of Cash Flows for the years ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and for the periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)	F–	6
Notes to Consolidated Financial Statements	F–	7
Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts for the years ended February 1, 2014, February 2, 2013 and January 28, 2012	F–	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J.Crew Group, Inc.:

We have audited the accompanying consolidated balance sheets of J.Crew Group, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.Crew Group, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for the years ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 24, 2014

J.CREW GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	February 1, 2014	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$156,649	$68,399
Merchandise inventories	353,976	265,628
Prepaid expenses and other current assets	56,434	51,105
Deferred income taxes, net	11,831	14,686
Prepaid income taxes	2,782	11,620
Total current assets	581,672	411,438
Property and equipment, at cost	495,659	399,270
Less accumulated depreciation	(120,567)	(75,159)
Property and equipment, net	375,092	324,111
Favorable lease commitments, net	26,560	35,104
Deferred financing costs, net	41,911	51,851
Intangible assets, net	966,175	975,517
Goodwill	1,686,915	1,686,915
Other assets	3,895	1,778
Total assets	$3,682,220	$3,486,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$237,019	$141,119
Other current liabilities	154,796	153,743
Interest payable	18,065	18,812
Current portion of long-term debt	12,000	12,000
Total current liabilities	421,880	325,674
Long-term debt	1,555,000	1,567,000
Unfavorable lease commitments and deferred credits, net	93,788	71,146
Deferred income taxes, net	389,403	392,984
Other liabilities	31,729	38,419
Total liabilities	2,491,800	2,395,223
Stockholders’ equity:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,008,984	1,003,184
Accumulated other comprehensive loss	(15,184)	(20,189)
Retained earnings	196,620	108,496
Total stockholders’ equity	1,190,420	1,091,491
Total liabilities and stockholders’ equity	$3,682,220	$3,486,714

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	For the Year Ended		For the Period
	February 1, 2014	February 2, 2013(a)	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues:
Net sales	$2,394,085	$2,198,099	$1,696,309	$130,116
Other	34,172	29,618	25,441	3,122
Total revenues	2,428,257	2,227,717	1,721,750	133,238
Cost of goods sold, including buying and occupancy costs	1,422,143	1,240,989	1,042,197	70,284
Gross profit	1,006,114	986,728	679,553	62,954
Selling, general and administrative expenses	756,219	733,070	574,877	79,736
Income (loss) from operations	249,895	253,658	104,676	(16,782)
Interest expense, net	104,221	101,684	91,683	1,166
Income (loss) before income taxes	145,674	151,974	12,993	(17,948)
Provision (benefit) for income taxes	57,550	55,887	584	(1,798)
Net income (loss)	$88,124	$96,087	$12,409	$(16,150)
Other comprehensive income (loss):
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	7,339	—	—	—
Loss on cash flow hedge, net of tax	(802)	(1,226)	(18,963)	—
Foreign currency translation adjustments	(1,532)	—	—	—
Comprehensive income (loss)	$93,129	$94,861	$(6,554)	$(16,150)

(a)	consists of 53 weeks

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except shares)

			Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
	Common Stock
	Shares	Amount
Balance at January 29, 2011	65,262,679	$653	$630,025	$(112,226)	$—	$(7,331)	$511,121
Net loss	—	—	—	(16,150)	—	—	(16,150)
Share-based compensation	—	—	1,080	—	—	—	1,080
Exercise of stock options	6,025	—	79	—	—	—	79
Excess tax benefit from share-based awards	—	—	74,495	—	—	—	74,495
Issuance of common stock under ASPP	33,912	—	1,051	—	—	—	1,051
Net settlement of share-based awards	—	—	—	—	—	(20)	(20)
Other	—	—	—	(12)	—	—	(12)
Balance at March 7, 2011	65,302,616	$653	$706,730	$(128,388)	$—	$(7,351)	$571,644
Issuance of 1,000 shares of common stock	1,000	$—	$1,170,693	$—	$—	$—	$1,170,693
Net income	—	—	—	12,409	—	—	12,409
Share-based compensation	—	—	12,913	—	—	—	12,913
Unrealized losses on cash flow hedges, net of tax	—	—	—	—	(18,963)	—	(18,963)
Balance at January 28, 2012	1,000	$—	$1,183,606	$12,409	$(18,963)	$—	$1,177,052
Net income	—	—	—	96,087	—	—	96,087
Share-based compensation	—	—	5,284	—	—	—	5,284
Contribution from Parent, net	—	—	11,744	—	—	—	11,744
Dividend	—	—	(197,450)	—	—	—	(197,450)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(1,226)	—	(1,226)
Balance at February 2, 2013	1,000	$—	$1,003,184	$108,496	$(20,189)	$—	$1,091,491
Net income	—	—	—	88,124	—	—	88,124
Share-based compensation	—	—	5,784	—	—	—	5,784
Excess tax benefit from share-based awards	—	—	728	—	—	—	728
Contribution to Parent, net	—	—	(712)	—	—	—	(712)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	7,339	—	7,339
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(802)	—	(802)
Foreign currency translation adjustments	—	—	—	—	(1,532)	—	(1,532)
Balance at February 1, 2014	1,000	$—	$1,008,984	$196,620	$(15,184)	$—	$1,190,420

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended		For the Period
	February 1, 2014	February 2, 2013	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Successor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$88,124	$96,087	$12,409	$(16,150)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	79,394	72,471	59,595	3,929
Realized hedging losses	12,131	—	—	—
Amortization of deferred financing costs	9,940	9,606	8,801	970
Amortization of intangible assets	9,342	9,805	8,988	—
Amortization of favorable lease commitments	8,544	13,826	12,080	—
Share-based compensation	5,784	5,284	48,037	1,080
Non-cash charge related to step-up in carrying value of inventory	—	—	32,500	—
Deferred income taxes	(5,234)	(8,945)	(29,768)	2,668
Excess tax benefits from share-based awards	(728)	—	—	(74,495)
Changes in operating assets and liabilities:
Merchandise inventories	(88,816)	(22,969)	(8,024)	(20,204)
Prepaid expenses and other current assets	(5,290)	(3,053)	(12,126)	3,178
Other assets	(2,040)	655	961	(825)
Accounts payable and other liabilities	108,559	29,930	58,637	(2,440)
Federal and state income taxes	12,428	(8,474)	54,197	1,179
Net cash provided by (used in) operating activities	232,138	194,223	246,287	(101,110)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of J.Crew Group, Inc.	—	—	(2,981,901)	—
Capital expenditures	(131,225)	(132,010)	(92,908)	(2,644)
Net cash used in investing activities	(131,225)	(132,010)	(3,074,809)	(2,644)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	—	1,600,000	—
Proceeds from equity contributions	—	—	1,170,693	—
Payment of dividend	—	(197,450)	—	—
Excess tax benefit from share-based awards	728	—	—	74,495
Payment of debt issuance costs	—	—	(67,530)	—
Proceeds from share-based compensation plans	—	—	—	1,130
Repayment of debt	(12,000)	(15,000)	(6,000)	—
Costs incurred in refinancing debt	—	(2,728)	—	—
Repurchases of common stock	—	—	—	(20)
Contribution to Parent	(712)	(488)	—	—
Net cash provided by (used in) financing activities	(11,984)	(215,666)	2,697,163	75,605
Effects of changes in foreign exchange rates on cash and cash equivalents	(679)	—	—	—
Increase (decrease) in cash and cash equivalents	88,250	(153,453)	(131,359)	(28,149)
Beginning balance	68,399	221,852	353,211	381,360
Ending balance	$156,649	$68,399	$221,852	$353,211
Supplemental cash flow information:
Income taxes paid	$53,427	$74,088	$35,477	$—
Interest paid	$92,195	$99,227	$55,973	$35
Non-cash equity contribution from management shareholders	$—	$—	$102,483	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

1. Nature of Business and Summary of Significant Accounting Policies

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

(b) Business

The Company designs, contracts for the manufacture of, markets and distributes women’s, men’s and children’s apparel, shoes and accessories under the J.Crew, crewcuts and Madewell brand names. The Company’s products are marketed primarily in the United States, Canada and the United Kingdom through two primary sales channels: (i) Stores, which consists of retail, factory and Madewell stores, and (ii) Direct, which consists of websites.

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

(c) Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years 2013, 2012, and 2011 (which includes the Predecessor and Successor periods), ended on February 1, 2014, February 2, 2013 and January 28, 2012, respectively. Fiscal year 2012 consisted of 53 weeks and fiscal years 2013 and 2011 consisted of 52 weeks.

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

(e) Revenue Recognition

Revenue is recognized at the point of sale in the Stores channel, and at an estimated date of receipt by the customer in the Direct channel. Prices for all merchandise are listed in the Company’s catalogs and websites and are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return. The Company accrues a sales return allowance for estimated returns of merchandise that will occur subsequent to the balance sheet date, but relate to sales prior to the balance sheet date. The Company presents taxes collected from customers and remitted to governmental authorities on a net basis on the consolidated statements of operations and comprehensive income (loss).

A liability is recognized at the time a gift card is sold, and revenue is recognized at the time the gift card is redeemed for merchandise. Revenue is deferred and a liability is recognized for gift cards issued in connection with the Company’s customer loyalty program. Any unredeemed loyalty gift cards are recognized as income in the period in which they expire.

Amounts billed to customers for shipping and handling fees related to Direct sales are recorded in other revenues. Other revenues also include (i) income from unredeemed gift cards, estimated based on Company specific historical trends, which amounted to $3,663 in fiscal 2013, $2,508 in fiscal 2012, $475 in the Successor period, and $244 in the Predecessor period, and (ii) revenues from third party resellers, which amounted to $8,565 in fiscal 2013, $5,934 in fiscal 2012, $3,333 in the Successor period, and $483 in the Predecessor period.

(f) Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or market. The Company capitalizes certain design, purchasing and warehousing costs in inventory and these costs are included in cost of goods sold as the inventories are sold.

(g) Advertising and Catalog Costs

Direct response advertising, which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. Amortization of capitalized advertising costs is computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which is approximately two months. Deferred catalog costs, included in prepaid expenses and other current assets, as of February 1, 2014 and February 2, 2013 were $8,117 and $9,643 respectively. Catalog costs, which are reflected in selling, general and administrative expenses, were $51,607 in fiscal 2013, $44,525 in fiscal 2012, $43,533 in the Successor period and $4,201 in the Predecessor period.

All other advertising costs, which are expensed as incurred, were $51,545 in fiscal 2013, $39,093 in fiscal 2012, $25,704 in the Successor period and $1,998 in the Predecessor period.

(h) Deferred Rent and Lease Incentives

Rental payments under operating leases are charged to expense on a straight-line basis after consideration of rent holidays, step rent provisions and escalation clauses. Differences between rental expense (recognized from the date of possession) and actual rental payments are recorded as deferred rent and included in deferred credits.

The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $51,849 and $34,088 at February 1, 2014 and February 2, 2013, respectively.

Deferred credits were eliminated in the allocation of purchase price on March 7, 2011. Deferred credits as of February 1, 2014 reflect deferred rent and lease incentives for properties which the Company took possession subsequent to the Acquisition. Additionally, in the allocation of purchase price, the Company recorded assets and liabilities for favorable and unfavorable lease commitments, which are amortized on a straight-line basis over the remaining lease life.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

(i) Share-Based Compensation

The fair value of employee share-based awards is recognized as compensation expense on a straight line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividend yield. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. See note 4 for a complete description of the accounting for share-based awards.

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

(k) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. Charges for impairment were $1,874 in fiscal 2013, $631 in fiscal 2012, $1,908 in the Successor period and none in the Predecessor period. See note 9 for more information regarding impairment of long-lived assets.

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

(n) Cash and Cash Equivalents

The Company considers all highly liquid marketable securities, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $126,002 and $41,613 at February 1, 2014 and February 2, 2013, respectively, are stated at cost, which approximates market value.

(o) Operating Expenses

Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations, and all shipping and handling and delivery costs associated with the Direct channel.

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, administrative payroll, store expenses other than occupancy costs, depreciation and amortization, certain warehousing expenses (aggregating to $36,149 in fiscal 2013, $29,673 in fiscal 2012, $24,888 in the Successor period and $1,494 in the Predecessor period), and credit card fees.

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

Indefinite-lived intangible assets, such as the J.Crew trade name and goodwill, are not subject to amortization. The Company assesses the recoverability of indefinite-lived intangibles whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its fair value. Definite-lived intangibles, such as the Madewell trade name, loyalty program, customer lists and favorable lease commitments, are amortized on a straight line basis over their useful life or remaining lease term. See note 3 for more information regarding goodwill and intangible assets of the Company.

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

(s) Dividends

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

(u) Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars.  Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while revenue and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive loss within stockholders’ equity. As of February 1, 2014 and February 2, 2013, foreign currency translation adjustments resulted in accumulated losses of $1,532 and $0, respectively. Transaction gains and losses included in operating results for fiscal years 2013, 2012 and 2011 were not material.

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for on-going consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $9.9 million in fiscal 2013, $9.1 million in fiscal 2012, and $7.4 million in the Successor period for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive income (loss).

3. Goodwill and Intangible Assets

A summary of the significant components of intangible assets and goodwill is as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Brand Name	J.Crew Brand Name	Goodwill
Balance at January 28, 2012	$21,780	$48,930	$78,242	$885,300	$1,686,915
Amortization expense	(5,705)	(13,826)	(4,100)	—	—
Balance at February 2, 2013	16,075	35,104	74,142	885,300	1,686,915
Amortization expense	(5,242)	(8,544)	(4,100)	—	—
Balance at February 1, 2014	$10,833	$26,560	$70,042	$885,300	$1,686,915
Total accumulated amortization at February 1, 2014	$(16,177)	$(34,450)	$(11,958)

Estimated amortization expense of intangible assets for the next five fiscal years is as follows: $16 million (fiscal 2014), $15 million (fiscal 2015), $10 million (fiscal 2016), $9 million (fiscal 2017), and $7 million (fiscal 2018).

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

4. Share Based Compensation

Successor share-based compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

On March 4, 2011, the Parent adopted the Chinos Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which authorizes equity awards to be granted for up to 91,740,627 shares of the common stock of the Parent, of which options for 61,902,062 shares have been issued to certain members of management and are outstanding at February 1, 2014, including (i) 33,025,407 options with a weighted average exercise price of $0.30 that become exercisable over the requisite service period and (ii) 28,876,655 options with a weighted average exercise price of $0.31 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The options have terms of up to ten years and become exercisable over a period up to seven years.

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

The fair value of stock options was estimated at the date of grant using an option pricing model with the following weighted average assumptions:

Option Valuation Assumptions	Fiscal 2013	Fiscal 2012
Risk-free interest rates(1)	2.9%	2.6%
Dividend yield	—	—
Expected volatility(2)	53.6%	44.2%
Expected term(3)	5.4	6.4

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	Based on average volatility of stock prices of companies in a peer group analysis.
(3)	Represents the period of time (in years) options are expected to be outstanding.

Accounting for Option Modification

On December 21, 2012, the Company paid a dividend of $197.5 million to stockholders of record of the Parent on December 17, 2012. In conjunction with the declaration and payment of the dividend, the Board of Directors of the Company, at its discretion, approved a modification of certain outstanding vested and unvested options in the form of a reduced exercise price to $0.78 from $1.00. As a result of the modification, the Company recorded additional share-based compensation based on the difference between the fair value of the options immediately preceding and immediately following the modification. The incremental fair value of $0.9 million attributable to vested options was recognized in the fourth quarter of fiscal 2012. The incremental fair value of $3.0 million attributable to unvested options will be recognized over the remaining weighted-average vesting period of 3.0 years.

On November 5, 2013, in connection with a recapitalization of the Parent (used to fund a cash dividend of $484 million to the equity holders of Parent and dividend equivalent compensation payments of $6.1 million to certain equity-award holders of Parent), the Board of Directors of the Company approved a modification of certain outstanding vested and unvested options in the form of $0.53 reduction in the exercise price. As the modification was required under the 2011 Plan, no incremental share-based compensation was recorded. For more information with respect to the recapitalization of the Parent see note 7.

As of February 1, 2014, there was $9.0 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 2.7 years. The weighted-average grant-date fair value of options granted was $0.49. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until that event occurs.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

A summary of stock option activity under the 2011 Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at February 2, 2013	66,871,219	$0.78
Granted	10,431,000	$0.57
Exercised	(13,057,757)	$0.26
Forfeited	(2,342,400)	$0.25
Outstanding at February 1, 2014	61,902,062	$0.30	7.6	$16.7
Exercisable at February 1, 2014	4,880,540	$0.25	7.3	$1.3
Expected to vest at February 1, 2014	54,860,536	$0.31	7.6	$14.8

A summary of stock option vesting activity under the 2011 Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at February 2, 2013	57,962,170	$0.47
Granted	10,431,000	$0.49
Vested	(9,105,748)	$0.47
Forfeited	(2,265,900)	$0.47
Unvested at February 1, 2014	57,021,522	$0.48

A summary of the shares available for grant as stock options or other share-based awards under the 2011 Plan is as follows:

Shares
Available for grant at February 2, 2013	24,830,408
Granted	(10,507,750)
Forfeited and available for reissuance	2,342,400
Available for grant at February 1, 2014	16,665,058

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

Awards rolled over by management

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

A summary of stock option activity for awards rolled over by management is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at February 2, 2013	11,701,211	$0.25
Exercised	(9,327,103)	$0.25
Forfeited	—	$—
Outstanding at February 1, 2014	2,374,108	$0.25	7.1	$0.6
Exercisable at February 1, 2014	2,374,108	$0.25	7.1	$0.6
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

5. Property and Equipment

A summary of property and equipment, net is as follows:

	February 1, 2014	February 2, 2013
Land	$3,784	$3,361
Buildings and improvements	29,494	27,873
Fixtures and equipment	209,015	155,689
Leasehold improvements	231,715	185,476
Construction in progress	21,651	26,871
	495,659	399,270
Less accumulated depreciation and amortization	(120,567)	(75,159)
	$375,092	$324,111

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

6. Other Current Liabilities

A summary of other current liabilities is as follows:

	February 1, 2014	February 2, 2013
Customer liabilities	$39,250	$35,699
Reserve for sales returns	12,464	9,110
Due to Parent	10,883	—
Deferred revenue	8,240	6,579
Accrued compensation	7,681	36,429
Taxes, other than income taxes	6,212	8,180
Accrued occupancy	3,782	4,625
Other	66,284	53,121
	$154,796	$153,743

7. Long-term Debt and Credit Agreements

A summary of long-term debt is as follows:

	February 1, 2014	February 2, 2013
Term Loan Facility	$1,167,000	$1,179,000
Senior Notes	400,000	400,000
Less: current portion of Term Loan Facility	(12,000)	(12,000)
Long-term debt	$1,555,000	$1,567,000
ABL Facility Loans	$—	$—

At the time of the Acquisition, the Company entered into debt financing arrangements comprised of (i) $1,450 million senior secured credit facilities (the “Senior Credit Facilities”) consisting of (a) a $250 million, 5-year asset-based revolving credit facility (the “ABL Facility”) and (b) a $1,200 million, 7-year term loan credit facility (the “Term Loan Facility”), and (iii) $400 million of 8.125% senior unsecured notes due May 1, 2019 (the “Senior Notes”).

ABL Facility

The ABL Facility is governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides for a $250 million senior secured revolving line of credit (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. On October 11, 2012, the Company entered into an amendment to the ABL Facility (the “First ABL Amendment”), that extended the maturity date to October 11, 2017 and reduced the pricing on loans, letters of credit and fees paid on utilized commitments. The First ABL Amendment also modified certain financial and negative covenants. The borrowing base under the ABL Facility equals the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus, 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Amounts outstanding under the ABL Facility are due and payable in full on October 11, 2017.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

Loans drawn under the ABL Facility bear interest at a rate per annum equal to, at Group’s option, any of the following, plus, in each case, an applicable margin: (a) in the case of loans in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; (b) in the case of loans in U.S. dollars or in Euros, a LIBOR determined by reference to the costs of funds for deposits in the relevant currency for the interest period relevant to such loan adjusted for certain additional costs; (c) in the case of loans in Canadian dollars, the average offered rate for Canadian dollar bankers’ acceptances having an identical term of the applicable loan; and (d) in the case of loans in Canadian dollars, a fluctuating rate determined by reference to the higher of (1) the average offered rate for 30 day Canadian dollar bankers’ acceptances plus 0.50% and (2) the prime rate of Bank of America, N.A. for loans in Canadian dollars. The applicable margin for loans under the ABL Facility varies based on Group’s average historical excess availability and ranges from 0.50% to 1.00% with respect to base rate loans and loans in Canadian dollars bearing interest at the rate described in the immediately preceding clause (d), and from 1.50% to 2.00% with respect to LIBOR loans and loans in Canadian dollars bearing interest at the rate described in the immediately preceding clause (c). In addition, Group is required to pay a commitment fee of 0.25% per annum, in respect of the unutilized commitments under the ABL Facility, as well as customary letter of credit and agency fees.

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

On February 1, 2014, standby letters of credit were $8.0 million, excess availability, as defined, was $242.0 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $2.4 million in fiscal 2013. There were no borrowings outstanding under the ABL Facility in fiscal 2012 or fiscal 2011.

Demand Letter of Credit Facility

The Company has an unsecured, demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. On February 1, 2014, outstanding documentary letters of credit were $16.6 million and availability was $18.4 million under this facility.

Term Loan Facility

The Term Loan Facility is governed by a $1,200 million term loan credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto. On December 18, 2012, the Term Loan Facility was amended to (i) permit a one-time dividend to Chinos Intermediate Holdings B, Inc. (and by Chinos Intermediate Holdings B, Inc. to any direct or indirect parent of Holdings) in an amount up to $200 million and (ii) modify certain exceptions to the restrictive covenants that restrict the ability of Chinos Intermediate Holdings B, Inc., the Company and its subsidiaries to pay dividends on, or redeem or repurchase capital stock, prepay indebtedness and make investments.

On February 4, 2013, the Company further amended the Term Loan Facility to, among other things, replace the $1,179 million in term loans outstanding immediately prior to the amendment with a new class of term loans, and reduce the applicable margin and LIBOR floor with respect to the new class of term loans. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at Group’s option, either (a) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%. The Term Loan Facility provides for an incremental 0.25% step-down in applicable margin at any time on and after May 6, 2013 when our corporate family rating, as publicly announced by Moody’s, is B1 or better.

The Company is required to make principal repayments equal to 0.25% of the original principal amount of the Term Loan Facility, or $3 million, on the last day of January, April, July, and October. The Company is also required to repay the Term Loan Facility based on an annual calculation of excess cash flow, as defined in the agreement. Borrowings under the Term Loan Facility mature on March 7, 2018.

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

The Term Loan Facility includes restrictions on Group’s ability and the ability of Group’s immediate parent and certain of Group’s subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends (including to the Parent) on, or redeem or repurchase, capital stock, make certain acquisitions or investments, materially change the business of the Company, incur or

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company.

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

The interest rate on the $1,167 million outstanding under the Term Loan Facility was 4.00% on February 1, 2014. The applicable margin in effect for base rate borrowings was 2.00% and the LIBOR Floor and applicable margin with respect to LIBOR borrowings were 1.00% and 3.00%, respectively, at February 1, 2014.

Senior Notes due 2019

The interest rate on the $400 million of the Senior Notes is 8.125% and is payable semi-annually on March 1 and September 1 of each year.

Subject to certain exceptions, the Senior Notes are guaranteed on a senior unsecured basis by each of Group’s current and future wholly owned domestic restricted subsidiaries (and non-wholly owned restricted subsidiaries if such non-wholly owned restricted subsidiaries guarantee Group’s or another guarantor’s other capital market debt securities) that is a guarantor of Group’s or another guarantor’s debt, including the Senior Credit Facilities. The Senior Notes are Group’s senior unsecured obligations and rank equally in right of payment with all of its existing and future indebtedness that is not expressly subordinated in right of payment thereto. The Senior Notes will be senior in right of payment to any future indebtedness that is expressly subordinated in right of payment thereto and effectively junior to (a) Group’s existing and future secured indebtedness, including the ABL Facility and Term Loan Facility described above, to the extent of the value of the collateral securing such indebtedness and (b) all existing and future liabilities of Group’s non-guarantor subsidiaries.

The indenture governing the Senior Notes contains certain customary representations and warranties, provisions relating to events of default and covenants, including, without limitation, a cross-payment default provision and cross-acceleration provision in the case of a payment default or acceleration according to the terms of any indebtedness with an aggregate principal amount of $50 million or more, restrictions on Group’s and certain of its subsidiaries’ ability to, among other things incur or guarantee indebtedness; pay dividends on, redeem or repurchase capital stock; make investments; issue certain preferred equity; create liens; enter into transactions with the Company’s affiliates; designate Group’s subsidiaries as Unrestricted Subsidiaries (as defined in the indenture); and consolidate, merge, or transfer all or substantially all of the Company’s assets. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants, excluding without limitation those relating to transactions with the Company’s affiliates and consolidation, merger, or transfer of all or substantially all of the Company’s assets, will be suspended during any period of time that (1) the Senior Notes have Investment Grade Ratings (as defined in the indenture) from both Moody’s Investors Service, Inc. and Standard & Poor’s and (2) no default has occurred and is continuing under the indenture. In the event that the Senior Notes are downgraded to below an Investment Grade Rating, Group and certain subsidiaries will again be subject to the suspended covenants with respect to future events.

The Company has been in compliance with its covenants under the terms of these agreements.

A summary of the components of interest expense is as follows:

	For the Year Ended		For the Period
	February 1, 2014	February 2, 2013	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Successor)	(Predecessor)
Term Loan Facility	$48,764	$57,887	$51,824	$—
Senior Notes	32,500	32,500	29,674	—
Realized hedging losses	12,131	551	—	—
Amortization of deferred financing costs	9,940	9,606	8,801	970

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

	For the Year Ended		For the Period
	February 1, 2014	February 2, 2013	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Successor)	(Predecessor)
Other, net of interest income of $256, $276, $192 and $61	886	1,140	1,384	196
Interest expense, net	$104,221	$101,684	$91,683	$1,166

On March 5, 2014 the Company entered into a $1,567 million 7-year term loan facility (the “Refinanced Term Loan Facility”), which amended various terms of the Term Loan Facility. The proceeds of the Refinanced Term Loan Facility were used to (i) refinance outstanding borrowings under the Term Loan Facility of $1,167 million and (ii) together with cash on hand, satisfy and discharge the Company’s obligations under the Senior Notes and Senior Notes Indenture. See note 17 for more information regarding this subsequent event.

8. Derivative Financial Instruments

Interest Rate Swaps

In April 2011, the Company entered into floating-to-fixed interest rate swap agreements for an initial aggregate notional amount of $600 million to limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness. These swap agreements, effective in March 2013, hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in March 2016. The aggregate notional amount is reduced by $100 million each year after the effective date. Under the terms of these agreements, the Company’s effective weighted average fixed interest rate on the notional amount of indebtedness is 3.56%, plus the then applicable margin.

During fiscal 2013, the Company realized hedging losses of $11.9 million pursuant to the interest rate swap agreements. Such losses were included in interest expense, net in the statement of operations and comprehensive income.

Fair Value

As of February 1, 2014 and February 2, 2013, the Company designated the interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on this instrument are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). The fair value of the interest rate swaps, recorded in other liabilities was $23,648 and $33,266 at February 1, 2014 and February 2, 2013, respectively.

On March 5, 2014, the Company refinanced its Term Loan Facility, which resulted in the discontinuance of the designation of the interest rate swaps as a cash flow hedge. Prior unrealized losses of $22 million, recorded as a component of accumulated other comprehensive income, will be reclassified to earnings in the first quarter of fiscal 2014 as a component of interest expense. Future unrealized gains and losses will be recorded as interest expense.

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

•

Level 2 – Observable inputs, other than quoted prices included in Level 1, such as quoted prices for markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $1,598 million and $1,617 million at February 1, 2014 and February 2, 2013 based on quoted market prices of the debt (level 1 inputs).

In April 2011, the Company entered into interest rate swap agreements in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness, which are measured in the financial statements at fair value on a recurring basis. See note 8 for more information regarding the fair value of this financial liability.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

Non-financial assets and liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of February 1, 2014 or February 2, 2013 that are measured on a recurring basis in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Year Ended		For the Period
	February 1, 2014	February 2, 2013	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Successor)	(Predecessor)
Carrying value of long-term assets written down to fair value	$1,874	$631	$1,908	$—
Impairment charge	$1,874	$631	$1,908	$—

10. Commitments and Contingencies

Operating Leases

As of February 1, 2014, the Company was obligated under various long-term operating leases, which require minimum annual rent for retail and factory stores, warehouses, office space and equipment.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

These operating leases expire on varying dates through 2028. A summary of aggregate minimum rent at February 1, 2014 is as follows:

Fiscal year	Amount
2014	$161,932
2015	$159,025
2016	$151,793
2017	$141,919
2018	$125,466
Thereafter	$400,300

Certain of these leases include renewal options and escalation clauses and provide for contingent rent based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

Rent expense was $157,941 in fiscal 2013, $132,363 in fiscal 2012, $101,766 in the Successor period and $9,534 in the Predecessor period (including contingent rent, based on store sales, of $5,714, $8,553, $5,000 and $251, respectively).

Employment Agreements

The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

Litigation

On June 20, 2013, a purported class action complaint was filed in the United States District Court for the District of Massachusetts by an individual claiming that the Company collected her ZIP code unlawfully in connection with a retail purchase she made at a Massachusetts store. That action, captioned Miller v. J.Crew Group, Inc., 13-cv-11487 (the “Miller Action”), purports to be brought on behalf of a class of customers whose ZIP codes were collected and recorded at Company stores in Massachusetts in connection with credit card purchases, and claims that the Company used the collected ZIP code data to obtain customers’ addresses for purposes of mailing them unwanted advertising material. The Miller Action seeks money damages pursuant to a claim under Chapter 93A of the General Laws of Massachusetts and a claim for unjust enrichment. On February 19, 2014, the Company filed a motion to dismiss the plaintiff’s unjust enrichment claim, stating that the plaintiff cannot properly state such a claim as a matter of Massachusetts law. The Company does not believe the resolution of the Miller Action will have a significant impact on the Company’s consolidated financial statements.

10. Commitments and Contingencies (Continued)

The Company is also subject to various legal proceedings and claims that arise in the ordinary conduct of its business. Management does not expect that the results of any of these other legal proceedings, either individually or in the aggregate, would have a significant impact on the Company’s consolidated financial statements.

11. Employee Benefit Plan

The Company has a 401(K) Savings Plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible associates may contribute up to 25% of their annual base salaries subject to certain limitations. The Company’s contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the 401(K) Savings Plan were $4,598 in fiscal 2013, $4,085 in fiscal 2012, $3,238 in the Successor period and $320 in the Predecessor period.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

12. Other Revenues

A summary of the components of other revenues is as follows:

	For the Year Ended February 1, 2014	For the Year Ended February 2, 2013	For the Period March 8, 2011 to January 28, 2012	For the Period January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Successor)	(Predecessor)
Shipping and handling fees	$21,944	$21,176	$21,633	$2,395
Revenues from third party resellers	8,565	5,934	3,333	483
Other	3,663	2,508	475	244
Total	$34,172	$29,618	$25,441	$3,122

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

13. Income Taxes

Group is included in the consolidated federal income tax return of its Parent, which includes all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state tax returns in required jurisdictions. Group and its subsidiaries have entered into a tax sharing agreement providing that each of the subsidiaries will reimburse Group for its share of income taxes based on the proportion of such subsidiaries’ tax liability on a separate return basis to the total tax liability of Group.

A summary of the components of the provision for income taxes is as follows:

(Dollars in millions)	For the Year Ended February 1, 2014	For the Year Ended February 2, 2013	For the Period March 8, 2011 to January 28, 2012	For the Period January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Successor)	(Predecessor)
Current:
Federal	$51.7	$57.9	$30.6	$(4.5)
State and local	11.2	6.8	(0.4)	—
Foreign	—	0.1	0.2	—
	62.9	64.8	30.4	(4.5)
Deferred:
Federal	(4.4)	(12.0)	(31.4)	3.0
State and local	(1.1)	3.3	1.7	(0.3)
Foreign	0.2	(0.2)	(0.1)	—
	(5.3)	(8.9)	(29.8)	2.7
Total income taxes recorded on the consolidated statement of operations	57.6	55.9	0.6	(1.8)

Income taxes charged (credited) to shareholders’ equity:
Excess tax benefits arising from stock option exercises	(0.7)	—	—	—
Deferred income taxes (benefits) arising from the change in derivative liability credited to OCI	4.6	(1.2)	(12.1)	—
Total income taxes	$61.5	$54.7	$(11.5)	$(1.8)

A reconciliation between the effective tax and the U.S. federal statutory income tax rate is as follows:

	For the Year Ended February 1, 2014	For the Year Ended February 2, 2013	For the Period March 8, 2011 to January 28, 2012	For the Period January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Successor)	(Predecessor)
Federal income tax rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.6	4.3	6.4	1.0
Non-deductible Transaction costs	—	—	(18.7)	(25.8)
Uncertain tax positions	0.6	(1.3)	(13.8)	—
Other	(0.8)	(1.3)	(4.4)	(0.2)
Effective tax rate	39.4%	36.7%	4.5%	10.0%

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

A summary of the tax effect of temporary differences which give rise to deferred tax assets and liabilities is as follows:

(Dollars in millions)	February 1, 2014	February 2, 2013
Deferred tax assets:
Customer liabilities	$10.6	$11.3
Rent	21.1	26.0
Financial instruments	8.7	13.3
Sales returns	4.8	3.6
Share-based payments	7.6	7.1
State net operating losses	1.9	1.0
Foreign net operating losses	1.7	—
State taxes and interest	2.6	1.8
Transaction costs	9.9	10.7
Other	3.4	5.2
	72.3	80.0
Less: Valuation allowance	(3.1)	—
Deferred tax asset, net of valuation allowance	69.2	80.0

Deferred tax liabilities:
Intangible assets	(376.9)	(380.6)
Difference in book and tax basis for property and equipment	(54.7)	(49.9)
Rent	—	(13.7)
Prepaid catalog and other prepaid expenses	(15.2)	(14.1)
	(446.8)	(458.3)

Net deferred income tax liability	$(377.6)	$(378.3)

Amounts included in consolidated balance sheets:
Current assets	$11.8	$14.7
Non-current assets	—	—
Current liabilities	—	—
Non-current liabilities	(389.4)	(393.0)
	$(377.6)	$(378.3)

Management believes that it is more likely than not that the deferred tax asset, net balance of $69.2 million as of February 1, 2014 will be realized. The Company recorded significant deferred tax liabilities relating to trademarks and other intangibles in connection with its Acquisition on March 7, 2011.

As of February 1, 2014, the Company has $8.1 million in liabilities associated with uncertain tax positions (including interest and penalties of $1.0 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $8.8 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

A roll-forward of unrecognized tax benefits is as follows:

(Dollars in millions)	For the Year Ended February 1, 2014	For the Year Ended February 2, 2013
Balance at beginning of period	$9.3	$7.7
Additions for tax positions taken during current year	4.0	3.4
Additions for tax positions taken during prior years	0.5	0.7
Reductions for tax positions taken during prior years	(0.7)	—
Settlements	—	(0.4)
Expirations of statutes of limitations	(0.1)	(2.1)
Balance at end of period	$13.0	$9.3

During fiscal 2013, the Internal Revenue Service concluded its examination of tax returns for the periods ended January 2010 through March 7, 2011. No adjustments were made to the tax returns as a result of the examination. The tax returns for the periods ended January 2012 and January 2013 are currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns for certain tax years ranging from 2009 to 2011. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

As of February 1, 2014, the Company has state and local net operating loss carryovers, net of unrecognized tax benefits, of approximately $37.1 million. These carryovers are available to offset future taxable income for state and local tax purposes and expire primarily in May 2028.

14. Related Party Transactions

Madewell Trademark

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

Chinos Intermediate Holdings A, Inc. Senior PIK Toggle Note

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

The net proceeds of $490 million from this offering were used by the Issuer to fund a cash dividend of $484 million to equity holders, and dividend equivalent compensation payments of $6.1 million to certain equity-award holders.  Additionally, the exercise prices of certain equity-awards were reduced by an amount equal to the dividend of $0.53 per share.

The Company has recorded a liability of $10.9 million, included in other current liabilities reflecting transactions between the Company and the Issuer.

15. Quarterly Financial Information (Unaudited)

A summary of quarterly financial results for fiscal 2013 and fiscal 2012 is as follows:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013
Total revenues	$564,112	$559,102	$618,827	$686,217
Gross profit	252,015	229,992	271,495	252,611
Net income	$29,320	$17,458	$35,428	$5,917
Fiscal 2012
Total revenues	$503,523	$525,488	$555,808	$642,898
Gross profit	239,788	236,737	263,070	247,133
Net income	$30,697	$22,007	$33,179	$10,204

16. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

17. Subsequent Event

Refinancing

On March 5, 2014, the Company, Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto entered into the Second Amendment to the ABL Facility. The Second Amendment amends the ABL Facility to, among other things, permit the incurrence of incremental secured indebtedness and the redemption in full of the Company’s $400 million in outstanding Senior Notes pursuant to the Senior Notes Indenture, dated March 7, 2011.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and the Periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor)

(Dollars in thousands, unless otherwise indicated)

On March 5, 2014, the Company and Chinos Intermediate Holdings B, Inc. also entered into an amended and restated credit agreement with certain lenders, Bank of America, N.A. and Goldman Sachs USA, as joint lead arrangers and joint bookrunners, and Bank of America, N.A., as administrative and collateral agent, which provides for the $1,567 million Refinanced Term Loan Facility and amended various terms of the Term Loan Facility. The proceeds of the Refinanced Term Loan Facility were used to (i) refinance outstanding borrowings under the Term Loan Facility of $1,167 million and (ii) together with cash on hand, satisfy and discharge the Company’s obligations under the Senior Notes and Senior Notes Indenture. The maturity date of the Term Loan Facility was extended to March 5, 2021.

In the first quarter of fiscal 2014, the Company will incur a loss on refinancing of $37 million, consisting of (i) a non-cash write-off of deferred financing costs of $16 million, (ii) call premiums of $16 million, and (iii) debt issuance costs of $5 million. The refinancing will also result in the discontinuance of the designation of the Company’s interest rate swap agreements as a cash flow hedge. Accordingly, prior unrealized losses of $22 million, previously recorded as a component of accumulated other comprehensive income, will be reclassified to earnings in the first quarter as a component of interest expense.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Cost and Expenses(a)	Charged to other Accounts	Deductions(a)	Ending Balance
	(in thousands)
Inventory reserve
(deducted from merchandise inventories)
Year ended February 1, 2014 (Successor)	$7,308	$542	$—	$—	$7,850
Year ended February 2, 2013 (Successor)	6,253	1,055	—	—	7,308
Period ended January 28, 2012 (Successor)	5,312	941	—	—	6,253
Period ended March 7, 2011 (Predecessor)	6,503	—	—	1,191	5,312
Allowance for sales returns
(included in other current liabilities)
Year ended February 1, 2014 (Successor)	$9,110	$3,354	$—	$—	$12,464
Year ended February 2, 2013 (Successor)	8,953	157	—	—	9,110
Period ended January 28, 2012 (Successor)	10,591	—	—	1,638	8,953
Period ended March 7, 2011 (Predecessor)	8,781	1,810	—	—	10,591

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

Exhibit No.	Document

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

10.10

Second Amendment to Credit Agreement, dated as of March 5, 2014, by and among J. Crew Group, Inc., Bank of America, N.A., as administrative agent and collateral agent, and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 11, 2014.

10.11

Amended and Restated Credit Agreement, dated as of March 5, 2014, by and among J. Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and collateral agent, and each lender from time to time party thereto. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 11, 2014.

10.12

Trademark License Agreement by and among J.Crew Group, Inc., Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.13

Employment Agreement by and among J.Crew Group, Inc., Chinos Holdings, Inc. and Millard S. Drexler dated as of March 7, 2011. Incorporated by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2011.

10.14	Amended and Restated Employment Agreement, dated September 10, 2008, between the Company and James Scully. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 11, 2008.

10.15	Amended and Restated Employment Agreement, dated July 15, 2010, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on September 3, 2010.

10.16	Special Bonus Agreement, dated April 15, 2013, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 16, 2013.

10.17	Letter Agreement, dated November 28, 2011, between J.Crew Group, Inc. and Libby Wadle. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 29, 2011.

10.18	Letter Agreement, dated May 15, 2012, between J.Crew Group, Inc. and Stuart Haselden. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 30, 2012.

10.19

Management Services Agreement, entered into as of March 7, 2011, between Chinos Acquisition Corporation, Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Holdings, Inc., TPG Capital, L.P., and Leonard Green and Partners, L.P. Incorporated by reference to Exhibit 10.14 to the Form S-4 filed on June 22, 2011.

10.20

Principal Investors Stockholders’ Agreement, dated as of March 7, 2011, by and among Chinos Holdings, Inc., Chinos Acquisition Corporation, Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc. and the stockholder parties thereto. Incorporated by reference to Exhibit 10.15 to the Form S-4 filed on June 22, 2011.

10.21

Management Stockholders’ Agreement, dated as of March 7, 2011, by and among Chinos Holdings, Inc., Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Acquisition Corporation, and the Principal Investors, the MD Investors and Managers named therein. Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on September 1, 2011.

Other Exhibits

21.1	Subsidiaries of J.Crew Group, Inc.†

24.1	Power of Attorney†

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

Exhibit No.	Document
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 1, 2014 (Successor) and February 2, 2013 (Successor), (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and for the periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor), (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and for the periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor), (iv) the Consolidated Statements of Cash Flows for the years ended February 1, 2014 (Successor) and February 2, 2013 (Successor) and for the periods March 8, 2011 to January 28, 2012 (Successor) and January 30, 2011 to March 7, 2011 (Predecessor), and (v) the Notes to the Consolidated Financial Statements.†

†	Filed herewith.
*	Furnished herewith