Form 10-Q
period 2014-05-03
J CREW GROUP INC
filed 2014-06-04
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 30, 2014
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):	3
	Condensed Consolidated Balance Sheets at May 3, 2014 and February 1, 2014	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended May 3, 2014 and May 4, 2013	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended May 3, 2014 and the fifty-two weeks ended February 1, 2014	5
	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 3, 2014 and May 4, 2013	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 6.	Exhibits	22

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	May 3, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$59,383	$156,649
Merchandise inventories	395,674	353,976
Prepaid expenses and other current assets	52,666	56,434
Refundable and prepaid income taxes	9,474	2,782
Deferred income taxes, net	12,075	11,831
Total current assets	529,272	581,672
Property and equipment, net	381,354	375,092
Favorable lease commitments, net	24,991	26,560
Deferred financing costs, net	25,209	41,911
Intangible assets, net	963,850	966,175
Goodwill	1,686,915	1,686,915
Other assets	4,260	3,895
Total assets	$3,615,851	$3,682,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224,239	$237,019
Other current liabilities	155,712	154,796
Interest payable	5,720	18,065
Current portion of long-term debt	15,670	12,000
Total current liabilities	401,341	421,880
Long-term debt, net	1,543,495	1,555,000
Unfavorable lease commitments and deferred credits, net	97,276	93,788
Deferred income taxes, net	386,715	389,403
Other liabilities	29,256	31,729
Total liabilities	2,458,083	2,491,800
Stockholders’ equity:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,010,565	1,008,984
Accumulated other comprehensive loss	(247)	(15,184)
Retained earnings	147,450	196,620
Total stockholders’ equity	1,157,768	1,190,420
Total liabilities and stockholders’ equity	$3,615,851	$3,682,220

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Thirteen Weeks Ended May 3, 2014	Thirteen Weeks Ended May 4, 2013
Revenues:
Net sales	$583,384	$556,354
Other	8,585	7,758
Total revenues	591,969	564,112
Cost of goods sold, including buying and occupancy costs	362,786	312,097
Gross profit	229,183	252,015
Selling, general and administrative expenses	195,165	178,397
Income from operations	34,018	73,618
Interest expense, net of interest income	21,661	25,681
Loss on refinancing	58,786	—
Income (loss) before income taxes	(46,429)	47,937
Provision (benefit) for income taxes	(16,311)	18,617
Net income (loss)	$(30,118)	$29,320
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	13,652	1,003
Unrealized gain (loss) on cash flow hedges, net of tax	—	(766)
Foreign currency translation adjustments	1,285	(246)
Comprehensive income (loss)	$(15,181)	$29,311

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at February 2, 2013	1,000	$—	$1,003,184	$108,496	$(20,189)	$1,091,491
Net income	—	—	—	88,124	—	88,124
Share-based compensation	—	—	5,784	—	—	5,784
Excess tax benefit from share-based awards	—	—	728	—	—	728
Contribution to Parent, net	—	—	(712)	—	—	(712)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	7,339	7,339
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	—	(802)	(802)
Foreign currency translation adjustments	—	—	—	—	(1,532)	(1,532)
Balance at February 1, 2014	1,000	—	1,008,984	196,620	(15,184)	1,190,420
Net loss	—	—	—	(30,118)	—	(30,118)
Share-based compensation	—	—	1,602	—	—	1,602
Contribution to Parent, net	—	—	(21)	—	—	(21)
Dividend to Parent	—	—	—	(19,052)	—	(19,052)
Reclassification of losses on cash flow hedges, net of tax, to earnings	—	—	—	—	13,652	13,652
Foreign currency translation adjustments	—	—	—	—	1,285	1,285
Balance at May 3, 2014	1,000	$—	$1,010,565	$147,450	$(247)	$1,157,768

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirteen Weeks Ended May 3, 2014	Thirteen Weeks Ended May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,118)	$29,320
Adjustments to reconcile to cash flows from operating activities:
Loss on refinancing	58,786	—
Depreciation of property and equipment	21,653	19,424
Amortization of intangible assets	2,325	2,367
Amortization of deferred financing costs	1,715	2,485
Share-based compensation	1,602	1,232
Amortization of favorable lease commitments	1,569	2,356
Realized hedging losses	—	1,644
Changes in operating assets and liabilities:
Merchandise inventories	(41,165)	(42,853)
Prepaid expenses and other current assets	3,907	4,636
Other assets	(318)	(1,411)
Accounts payable and other liabilities	(24,981)	15,688
Federal and state income taxes	(17,584)	20,765
Net cash provided by (used in) operating activities	(22,609)	55,653
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,646)	(28,863)
Net cash used in investing activities	(26,646)	(28,863)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan Facility, net of discount	1,559,165	—
Repayment of former term loan	(1,167,000)	(3,000)
Redemption of Senior Notes	(400,000)	—
Costs paid in connection with refinancing of debt	(21,419)	—
Dividend and contribution to Parent	(19,073)	(181)
Net cash used in financing activities	(48,327)	(3,181)
Effect of changes in foreign exchange rates on cash and cash equivalents	316	(127)
Increase (decrease) in cash and cash equivalents	(97,266)	23,482
Beginning balance	156,649	68,399
Ending balance	$59,383	$91,881
Supplemental cash flow information:
Income taxes paid	$1,394	$692
Interest paid	$35,782	$28,584

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen weeks ended May 3, 2014 and May 4, 2013

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

J.Crew Group, Inc. and its wholly owned subsidiaries (the “Company” or “Group”) were acquired (the “Acquisition”) on March 7, 2011 through a merger with a subsidiary of Chinos Holdings, Inc. (the “Parent”). The Parent was formed by investment funds affiliated with TPG Capital, L.P. (“TPG”) and Leonard Green & Partners, L.P. (“LGP” and together with TPG, the “Sponsors”). Subsequent to the Acquisition, Group became an indirect, wholly owned subsidiary of Parent, which is owned by affiliates of the Sponsors, co-investors and members of management. Prior to March 7, 2011, the Company operated as a public company with its common stock traded on the New York Stock Exchange.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to “fiscal 2014” represent the 52-week fiscal year that will end on January 31, 2015, and to “fiscal 2013” represent the 52-week fiscal year that ended February 1, 2014.

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

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for ongoing consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $2.5 million and $2.6 million in the first quarter of fiscal 2014 and fiscal 2013, respectively, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive income (loss).

3. Goodwill and Intangible Assets

The significant components of our intangible assets and goodwill are as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Brand Name	J.Crew Brand Name	Goodwill
Balance at February 1, 2014	$10,833	$26,560	$70,042	$885,300	$1,686,915
Amortization expense	(1,300)	(1,569)	(1,025)	—	—
Balance at May 3, 2014	$9,533	$24,991	$69,017	$885,300	$1,686,915
Total accumulated amortization at May 3, 2014	$(17,477)	$(36,019)	$(12,983)

The operating results of the first quarter, along with the Company’s outlook of future operating results have given rise to substantial deterioration in the excess of fair value over the carrying value of the Stores reporting unit. To the extent that the operating results continue to decline, the Company may record a non-cash goodwill or intangible asset impairment charge. The goodwill allocated to the Stores reporting unit is $942 million. The intangible asset for the J.Crew brand is $885 million.

4. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

During the first quarter of fiscal 2014, the Parent issued 4,255,000 options to certain members of management, including (i) 3,080,000 options with a weighted average exercise price of $0.56 that become exercisable over a period of up to seven years and (ii) 1,175,000 options with a weighted average exercise price of $0.52 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The options have terms of up to ten years. The weighted average grant-date fair value of the time-based awards granted in the first quarter was $0.39 per share. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until the occurrence of the event is probable.

A summary of share-based compensation recorded in the statements of operations and comprehensive income (loss) is as follows:

	For the Thirteen Weeks Ended May 3, 2014	For the Thirteen Weeks Ended May 4, 2013
Share-based compensation	$1,602	$1,232

A summary of shares available for grant as stock options or other share-based awards is as follows:

Shares
Available for grant at February 1, 2014	16,665,058
Granted	(4,255,000)
Forfeited and available for reissuance	110,000
Available for grant at May 3, 2014	12,520,058

5. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	May 3, 2014	February 1, 2014
Term Loan Facility (refinanced on March 5, 2014)	$1,567,000	$1,167,000
Less current portion	(15,670)	(12,000)
Less discount	(7,835)	—
Term Loan Facility, net	1,543,495	1,155,000
Senior Notes	—	400,000
Long-term debt, net	$1,543,495	$1,555,000
ABL Facility Loans	$—	$—

ABL Facility

The ABL Facility is governed by a credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders, which provides for a $250 million senior secured asset-based revolving line of credit (which may be increased up to $75 million in certain circumstances), subject to a borrowing base limitation. The ABL Facility provides for borrowing capacity in the form of loans or letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on October 11, 2017. On March 5, 2014, the ABL Facility was amended to, among other things, permit (i) the incurrence of additional secured indebtedness under the Term Loan Facility and (ii) the redemption in full of the Senior Notes.

On May 3, 2014, standby letters of credit were $8.2 million, excess availability, as defined, was $241.8 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $1.8 million and $9.8 million in the first quarter of fiscal 2014 and fiscal 2013, respectively.

Demand Letter of Credit Facility

The Company has an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. On May 3, 2014, outstanding documentary letters of credit were $14.7 million and availability was $20.3 million under this facility.

Term Loan Facility

On March 5, 2014, the Company refinanced its Term Loan Facility, the proceeds of which were used to (i) refinance amounts outstanding under the former term loan facility of $1,167 million and (ii) together with cash on hand, redeem in full outstanding Senior Notes of $400 million, and to pay fees, call premiums and accrued interest to the date of redemption, pursuant to the Senior Notes Indenture. The maturity date of the Term Loan Facility is March 5, 2021.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at Group’s option, either (a) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%. The applicable margin with respect to base rate borrowings is 2.00% and the LIBOR floor and applicable margin with respect to LIBOR borrowings are 1.00% and 3.00%, respectively. In addition, the Term Loan Facility provides for an incremental 0.25% step-down in applicable margin when Group’s corporate family rating, as publicly announced by Moody’s, is B1 or better.

The Company is required to make principal repayments equal to 0.25% of the $1,567 million outstanding under the Term Loan Facility, or $3.9 million, on the last business day of January, April, July, and October, commencing in July 2014. The Company is also required to repay the term loan based on annual excess cash flow, as defined in the agreement, beginning in fiscal 2014.

The interest rate on the outstanding amounts under the Term Loan Facility was 4.00% on May 3, 2014.

Interest expense

A summary of the components of interest expense is as follows:

	For the Thirteen Weeks Ended May 3, 2014	For the Thirteen Weeks Ended May 4, 2013
Term Loan Facility	$14,466	$13,186
Senior Notes	5,314	8,125
Amortization of deferred financing costs	1,715	2,485
Other, net of interest income	166	1,885
Interest expense, net	$21,661	$25,681

Loss on refinancing

A summary of the components of the loss on refinancing is as follows:

For the Thirteen Weeks Ended May 3, 2014
Prior unrealized losses on cash flow hedge (see note 6)	$22,380
Call premium on Senior Notes	16,252
Write-off of deferred financing costs	15,623
Other financing costs	4,531
Loss on refinancing	$58,786

Additionally, in connection with the refinancing, the Company incurred costs of $8.5 million which were capitalized as deferred financing costs.

6. Derivative Financial Instruments

Interest Rate Swaps

In April 2011, the Company entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $600 million, which will be reduced by $100 million annually for the term of the agreements. These instruments limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness through the expiration of the agreements in March 2016. Under the terms of these agreements, the Company’s effective fixed interest rate on the notional amount of indebtedness is 3.56% plus the then applicable margin.

Fair Value

Prior to the refinancing on March 5, 2014, the Company designated the interest rate swap agreements as cash flow hedges, and recorded the effective portion of unrealized gains or losses as a component of accumulated other comprehensive income or loss. However, the refinancing of the Term Loan Facility resulted in the discontinuance of the designation of the interest rate swaps as a cash flow hedge. As a result, prior unrealized losses of $22 million were reclassified to earnings in the first quarter of fiscal 2014 as a component of the loss on refinancing. Future unrealized gains and losses will be recorded as interest expense.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). The fair value of the interest rate swaps, recorded in other liabilities, was $20,425 and $23,648 at May 3, 2014 and February 1, 2014, respectively.

7. Fair Value Measurements

The Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

—	Level 1 – Quoted prices in active markets for identical assets or liabilities.
—

Level 2 – Observable inputs, other than quoted prices included in Level 1, such as quoted prices for markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

—

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $1,562 million and $1,598 million at May 3, 2014 and February 1, 2014 based on quoted market prices of the debt (level 1 inputs).

The Company’s interest rate swap agreements are measured in the financial statements at fair value on a recurring basis. See note 6 for more information regarding the fair value of this financial liability.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

Non-financial assets and liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of May 3, 2014 or February 1, 2014 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Thirteen Weeks Ended May 3, 2014	For the Thirteen Weeks Ended May 4, 2013
Carrying value of long-term assets written down to fair value	$—	$673
Impairment charge	$—	$673

8. Income Taxes

The Parent files a consolidated federal income tax return, which includes Group and all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state or local tax returns in required jurisdictions.

The federal tax returns for the periods ended January 2012 and January 2013 are currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2009 to 2012. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

The parity between the U.S. statutory income tax rate of 35% and the effective tax rate for the thirteen weeks ended May 3, 2014 of 35% is primarily driven by state and local income taxes offset by benefits from international operations. The difference between the U.S. statutory income tax rate of 35% and the effective tax rate for the thirteen weeks ended May 4, 2013 of 39%, respectively, are primarily driven by state and local income taxes, net of federal benefit, offset by certain federal tax credits.

While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

9. Legal Proceedings

On June 20, 2013, a purported class action complaint was filed in the United States District Court for the District of Massachusetts by an individual claiming that the Company collected her ZIP code unlawfully in connection with a retail purchase she made at a Massachusetts store. That action, captioned Miller v. J.Crew Group, Inc., 13-cv-11487 (the “Miller Action”), purports to be brought on behalf of a class of customers whose ZIP codes were collected and recorded at Company stores in Massachusetts in connection with credit card purchases, and claims that the Company used the collected ZIP code data to obtain customers’ addresses for purposes of mailing them unwanted advertising material. The Miller Action seeks money damages pursuant to a claim under Chapter 93A of the General Laws of Massachusetts and a claim for unjust enrichment. The Company filed a motion to dismiss the unjust enrichment claim, and on April 22, 2014, the Court denied that motion without prejudice to the Company’s ability to re-file it later in the litigation. On May 15, 2014, the Company answered the plaintiff’s complaint. A court conference has been scheduled for June 12, 2014, at which time the Court will order a schedule to govern discovery and further motion practice in the Miller Action. The Company does not believe the resolution of the Miller Action will have a significant impact on the Company’s consolidated financial statements.

The Company is also subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material impact on the Company’s financial position, results of operations or cash flows.

10. Related Party Transaction

On November 4, 2013, Chinos Intermediate Holdings A, Inc. (the “Issuer”), an indirect parent holding company of Group, issued $500 million aggregate principal of 7.75/8.50% Senior PIK Toggle Notes due May 1, 2019 (the “PIK Notes”).

The PIK Notes are (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in the financial statements of the Company. The Company paid a dividend of $19 million to the Issuer in the first quarter to fund the initial semi-annual interest payment on May 1, 2014. Additionally, while not required, the Company intends to pay dividends to fund future interest payments, which would aggregate to $194 million through the remainder of the term if all interest on the PIK Notes is paid in cash.

11. Recent Accounting Pronouncements

In July 2013, a pronouncement was issued that provided guidance related to the presentation of an unrecognized tax benefit, specifically when to present as a reduction of deferred taxes or as a liability, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The pronouncement is effective for fiscal years beginning after December 15, 2013. The Company adopted this pronouncement on February 2, 2014, which did not have a significant impact on our condensed consolidated financial statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness and the indebtedness of our indirect parent, for which we intend to pay a dividend to service such debt, and our substantial lease obligations, the strength of the global economy, declines in consumer spending or changes in seasonal consumer spending patterns, competitive market conditions, our ability to anticipate and timely respond to changes in trends and consumer preferences, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, products offerings, sales channels and businesses, adverse or unseasonable weather, material disruption to our information systems, our ability to implement our real estate strategy, our ability to implement our international expansion strategy, our ability to attract and retain key personnel, interruptions in our foreign sourcing operations, and other factors which are set forth in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed with the SEC. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed with the SEC. When used herein, the terms “J.Crew,” “Group,” “Company,” “we,” “us” and “our” refer to J.Crew Group, Inc., including its wholly-owned subsidiaries.

Executive Overview

J.Crew is an internationally recognized multi-brand apparel and accessories retailer that differentiates itself through high standards of quality, style, design and fabrics. We are a vertically-integrated, omni-channel specialty retailer that operates stores and websites both domestically and internationally. We design, market and sell complete assortments of women’s, men’s and children’s apparel and accessories, including those under the J.Crew®, crewcuts® and Madewell® brands. We believe our customer base consists primarily of affluent, college-educated, professional and fashion-conscious women and men.

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory and Madewell stores, and (2) Direct, which consists of our J.Crew, factory and Madewell websites. As of May 3, 2014, we operated 266 J.Crew retail stores, 122 J.Crew factory stores, and 70 Madewell stores, throughout the United States, Canada and the United Kingdom.

A summary of revenues by channel for the first quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended May 3, 2014	For the Thirteen Weeks Ended May 4, 2013
Stores	$386.4	$380.2
Direct	197.0	176.2
Net sales	583.4	556.4
Other(a)	8.6	7.7
Total revenues	$592.0	$564.1

(a)	Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of revenues by brand for the first quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended May 3, 2014	For the Thirteen Weeks Ended May 4, 2013
J.Crew(a)	$536.7	$521.8
Madewell	46.7	34.6
Other(b)	8.6	7.7
Total revenues	$592.0	$564.1

(a)	Includes J.Crew factory and crewcuts.
(b)	Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of highlights for the first quarter is as follows:

—	Revenues increased 4.9% to $592.0 million.
—	Comparable company sales decreased 1.5%.
—	Direct net sales increased 11.8% to $197.0 million.
—	Income from operations decreased $39.6 million to $34.0 million.
—	We opened one J.Crew retail store, one J.Crew factory store, and five Madewell stores.
—

We refinanced our Term Loan Facility and redeemed our Senior Notes, which we expect to result in annual savings of $16 million in interest expense. We recorded a loss of $58.8 million in connection with the refinancing.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure used in our evaluation is comparable company sales, which includes (i) net sales from stores that have been open for at least twelve months, (ii) direct net sales, and (iii) shipping and handling fees.

A complete description of the measures we use to assess the performance of our business appears in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed with the SEC.

Results of Operations – First Quarter of Fiscal 2014 compared to First Quarter of Fiscal 2013

	For the Thirteen Weeks Ended May 3, 2014		For the Thirteen Weeks Ended May 4, 2013		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$592.0	100.0%	$564.1	100.0%	$27.9	4.9%
Gross profit	229.2	38.7	252.0	44.7	(22.8)	(9.1)
Selling, general and administrative expenses	195.2	33.0	178.4	31.6	16.8	9.4
Income from operations	34.0	5.7	73.6	13.1	(39.6)	(53.8)
Interest expense, net	21.7	3.7	25.7	4.5	(4.0)	(15.7)
Loss on refinancing	58.8	9.9	—	—	58.8	NM
Provision (benefit) for income taxes	(16.3)	(2.8)	18.6	3.3	(34.9)	NM
Net income (loss)	$(30.1)	(5.1)%	$29.3	5.2%	$(59.4)	NM

Revenues

Revenues increased $27.9 million, or 4.9%, to $592.0 million in the first quarter of fiscal 2014 from $564.1 million in the first quarter last year, driven primarily by an increase in sales of (i) men’s apparel, specifically woven shirts, suiting, and pants and (ii) women’s apparel, specifically knits, sweaters, and shirts. Comparable company sales decreased 1.5% in the first quarter of fiscal 2014. Comparable company sales increased 5.5% in the first quarter of fiscal 2013.

Stores sales increased $6.2 million, or 1.6%, to $386.4 million in the first quarter of fiscal 2014 from $380.2 million in the first quarter last year. Stores sales increased 7.4% in the first quarter of fiscal 2013. Sales from stores that have been open for less than twelve months were $49.2 million in the first quarter of fiscal 2014.

Direct sales increased $20.8 million, or 11.8%, to $197.0 million in the first quarter of fiscal 2014 from $176.2 million in the first quarter last year. Direct sales increased $32.8 million, or 22.8%, in the first quarter of fiscal 2013.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended May 3, 2014	For the Thirteen Weeks Ended May 4, 2013
Apparel:
Women’s	57%	58%
Men’s	23	23
Children’s	7	6
Accessories	13	13
	100%	100%

Other revenues increased $0.9 million to $8.6 million in the first quarter of fiscal 2014 from $7.7 million in the first quarter last year.

Gross Profit

Gross profit decreased $22.8 million to $229.2 million in the first quarter of fiscal 2014 from $252.0 million in the first quarter last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Increase in revenues	$15.8
Decrease in merchandise margin	(28.6)
Increase in buying and occupancy costs	(10.0)
Decrease in gross profit	$(22.8)

Gross margin decreased to 38.7% in the first quarter of fiscal 2014 from 44.7% in the first quarter last year. The decrease in gross margin was driven by: (i) a 480 basis point deterioration in merchandise margin primarily due to increased markdowns and (ii) a 120 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.8 million to $195.2 million in the first quarter of fiscal 2014 compared to $178.4 million in the first quarter last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Increase in operating expenses, primarily Stores and payroll	$9.3
Increase in depreciation	2.7
Increase in advertising and catalog costs	1.5
Increase in share-based and incentive compensation	1.2
Other, net	2.1
Total increase in selling, general and administrative expenses	$16.8

As a percentage of revenues, selling, general and administrative expenses increased to 33.0% in the first quarter of fiscal 2014 from 31.6% in the first quarter last year.

Interest Expense, Net

Interest expense, net of interest income, decreased $4.0 million to $21.7 million in the first quarter of fiscal 2014 from $25.7 million in the first quarter last year driven by the refinancing of our Term Loan Facility and the redemption of our Senior Notes. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended May 3, 2014	For the Thirteen Weeks Ended May 4, 2013
Term Loan Facility	$14.5	$13.2
Senior Notes	5.3	8.1
Amortization of deferred financing costs	1.7	2.5
Other, net of interest income	0.2	1.9
Interest expense, net	$21.7	$25.7

Loss on Refinancing

In the first quarter, we refinanced our Term Loan Facility and redeemed our Senior Notes. In connection with the refinancing, we recorded a loss of $58.8 million, the components of which is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended May 3, 2014
Prior unrealized losses on cash flow hedge	$22.4
Call premium on Senior Notes	16.3
Write-off of deferred financing costs	15.6
Other financing costs	4.5
Loss on refinancing	$58.8

Provision for Income Taxes

The effective tax rates for the first quarter of fiscal 2014 and 2013 were approximately 35% and 39%, respectively. The parity between the statutory rate of 35% and the effective rate of 35% was driven primarily by state and local income taxes offset by benefits from international operations.

Net Income (Loss)

Net income (loss) decreased $59.4 million to a net loss of $30.1 million in the first quarter of fiscal 2014 from net income of $29.3 million in the first quarter last year. This decrease was due to: (i) a loss on refinancing of $58.8 million, (ii) a decrease in gross profit of $22.8 million, and (iii) an increase in selling, general and administrative expenses of $16.8 million, partially offset by (iv) a decrease in the provision for income taxes of $34.9 million and (v) a decrease in interest expense of $4.0 million.

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under the ABL Facility. Our primary cash needs are capital expenditures in connection with opening new stores and remodeling our existing stores, investments in our distribution network, making information technology system enhancements, meeting debt service requirements (including paying dividends to an indirect parent company for the purposes of servicing debt) and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. See “—Outlook” below.

Operating Activities

(Dollars in millions)	For the Thirteen Weeks Ended May 3, 2014	For the Thirteen Weeks Ended May 4, 2013
Net income (loss)	$(30.1)	$29.3
Adjustments to reconcile to cash flows from operating activities:
Loss on refinancing	58.8	—
Depreciation of property and equipment	21.7	19.4
Amortization of intangible assets	2.3	2.4
Amortization of deferred financing costs	1.7	2.5
Share-based compensation	1.6	1.2
Amortization of favorable lease commitments	1.6	2.4
Realized hedging losses	—	1.6
Changes in operating assets and liabilities	(80.2)	(3.1)
Net cash provided by (used in) operating activities	$(22.6)	$55.7

Cash used in operating activities of $22.6 million in the first quarter of fiscal 2014 resulted from: (i) net loss of $30.1 million, (ii) changes in operating assets and liabilities of $80.2 million due to seasonal working capital fluctuations and working capital management, offset by (iii) adjustments of $87.7 million, due primarily to a loss on refinancing.

Cash provided by operating activities of $55.7 million in the first quarter of fiscal 2013 was driven by: (i) net income of $29.3 million, (ii) non-cash expenses of $29.5 million, offset by (iii) changes in operating assets and liabilities of $3.1 million due to seasonal working capital fluctuations.

Investing Activities

	For the Thirteen Weeks Ended May 3, 2014	For the Thirteen Weeks Ended May 4, 2013
Capital expenditures:
New stores	$13.0	$11.3
Information technology	11.2	11.1
Other(1)	2.4	6.5
Net cash used in investing activities	$26.6	$28.9

(1)	Includes capital expenditures for warehouse and corporate office improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $145 to $155 million for fiscal year 2014, including $70 to $75 million for new stores, $40 to $45 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes.

Financing Activities

	For the Thirteen Weeks Ended May 3, 2014	For the Thirteen Weeks Ended May 4, 2013
Proceeds from Term Loan Facility, net of discount	$1,559.2	$—
Repayment of former term loan	(1,167.0)	(3.0)
Redemption of Senior Notes	(400.0)	—
Costs paid in connection with refinancing of debt	(21.4)	—
Dividend to Parent	(19.1)	(0.2)
Net cash used in financing activities	$(48.3)	$(3.2)

Cash used in financing activities was $48.3 million in the first quarter of fiscal 2014 resulting from (i) costs paid in connection with the refinancing of debt and (ii) the payment of a dividend to Parent.

Cash used in financing activities was $3.2 million in the first quarter of fiscal 2013 resulting primarily from quarterly principal repayments of debt under the Term Loan Facility.

Financing Arrangements

ABL Facility

The ABL Facility is governed by a credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders, which provides for a $250 million senior secured asset-based revolving line of credit (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The borrowing base under the ABL Facility equals the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus, 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on October 11, 2017.

On May 3, 2014, outstanding standby letters of credit were $8.2 million, excess availability, as defined, was $241.8 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $1.8 million and $9.8 million in the first quarter of fiscal 2014 and fiscal 2013, respectively.

Demand Letter of Credit Facility

We have an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. On May 3, 2014, outstanding documentary letters of credit were $14.7 million and availability was $20.3 million under this facility.

Term Loan Facility

On March 5, 2014, we refinanced our Term Loan Facility, the proceeds of which were used to (i) refinance amounts outstanding under the former term loan facility of $1,167 million and (ii) together with cash on hand, redeem in full the outstanding Senior Notes of $400 million, and to pay fees, call premiums and accrued interest to the date of redemption, pursuant to the Senior Notes Indenture. The maturity date of the Term Loan Facility is March 5, 2021.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at Group’s option, either (a) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%. The applicable margin with respect to base rate borrowings is 2.00% and the LIBOR floor and applicable margin with respect to LIBOR borrowings are 1.00% and 3.00%, respectively. In addition, the Term Loan Facility provides for an incremental 0.25% step-down in applicable margin at any time when our corporate family rating, as publicly announced by Moody’s, is B1 or better.

We are required to make principal repayments equal to 0.25% of the $1,567 million outstanding under the Term Loan Facility, or $3.9 million, on the last business day of January, April, July, and October, commencing in July 2014. We are also required to repay the Term Loan Facility based on annual excess cash flow, as defined in the agreement beginning in fiscal 2014.

The interest rate on the outstanding amounts under the Term Loan Facility was 4.00% on May 3, 2014.

PIK Notes

On November 4, 2013, Chinos Intermediate Holdings A, Inc. (the “Issuer”), an indirect parent holding company of Group, issued $500 million aggregate principal of 7.75/8.50% Senior PIK Toggle Notes due May 1, 2019 (the “PIK Notes”).  The PIK Notes are (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in our financial statements. We paid a dividend of $19 million to the Issuer in the first quarter to fund the initial semi-annual interest payment on May 1, 2014. Additionally, while not required, we intend to pay dividends to fund future interest payments, which would aggregate to $194 million through the remainder of the term if all interest on the PIK Notes is paid in cash.

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures, (ii) debt service requirements, including required (a) quarterly principal repayments, (b) repayments based on annual excess cash flows as defined and (c) dividends to the Issuer for the purposes of servicing debt, and (iii) working capital needs. Management anticipates that capital expenditures in fiscal 2014 will be approximately $145 to $155 million, including $70 to $75 million for new stores, $40 to $45 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes. Management believes that our current balances of cash and cash equivalents, cash flow from operations and amounts available under the ABL Facility will be adequate to fund our short-term and long-term liquidity needs. Our ability to satisfy these obligations and to remain in compliance with the financial covenants, under our financing arrangements, depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

The operating results of the first quarter, along with our outlook of future operating results have given rise to substantial deterioration in the excess of fair value over the carrying value of the Stores reporting unit. To the extent that the operating results continue to decline, we may record a non-cash goodwill or intangible asset impairment charge. The goodwill allocated to the Stores reporting unit is $942 million. The intangible asset for the J.Crew brand is $885 million. A future impairment charge, if any, would not have an effect on the Company’s operations, liquidity or financial covenants, and would not change management’s long-term business outlook or strategy.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance programs and lease obligations. As of May 3, 2014, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$8.2	$8.2	$—	$—	$—
Documentary	14.7	14.7	—	—	—
	$22.9	$22.9	$—	$—	$—

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

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our Term Loan Facility and our ABL Facility (together the “Senior Credit Facilities”). Interest expense incurred under the Senior Credit Facilities is calculated based on a fixed spread over a referenced market rate, such as LIBOR. Accordingly, fluctuations in market interest rates will increase or decrease our interest expense which will in turn, increase or decrease our net income and cash flow.

We also manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps whereby we receive floating rate payments and make payments based on a fixed rate. As of May 3, 2014, we had interest rate swaps with a notional amount of $500 million. Under the swap agreements, LIBOR is fixed at 3.56% on the notional amount of the agreements through maturity in March 2016.

Based on our overall interest rate exposure to variable rate debt outstanding as of May 3, 2014, a change in interest rates of 1% would change income before income taxes by $11 million.

Foreign Currency

Foreign currency exposures arise from transactions denominated in a currency other than the entity’s functional currency.  Although our inventory is primarily purchased from foreign vendors, such purchases are denominated in U.S. dollars; and are therefore not subject to foreign currency exchange risk.   However, we operate in foreign countries, which exposes the Company to market risk associated with exchange rate fluctuations.  The Company is exposed to foreign currency exchange risk resulting from its foreign operating subsidiaries’ U.S. dollar denominated transactions.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 20, 2013, a purported class action complaint was filed in the United States District Court for the District of Massachusetts by an individual claiming that the Company collected her ZIP code unlawfully in connection with a retail purchase she made at a Massachusetts store. That action, captioned Miller v. J.Crew Group, Inc., 13-cv-11487 (the “Miller Action”), purports to be brought on behalf of a class of customers whose ZIP codes were collected and recorded at Company stores in Massachusetts in connection with credit card purchases, and claims that the company used the collected ZIP code data to obtain customers’ addresses for purposes of mailing them unwanted advertising material. The Miller Action seeks money damages pursuant to a claim under Chapter 93A of the General Laws of Massachusetts and a claim for unjust enrichment. The Company filed a motion to dismiss the unjust enrichment claim, and on April 22, 2014, the Court denied that motion without prejudice to the Company’s ability to re-file it later in the litigation. On May 15, 2014, the Company answered the plaintiff’s complaint. A court conference has been scheduled for June 12, 2014, at which time the Court will order a schedule to govern discovery and further motion practice in the Miller Action. The Company does not believe the resolution of the Miller Action will have a significant impact on the Company’s consolidated financial statements.

Also, the Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

The Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 includes a detailed discussion of certain risks that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed.

ITEM 6. EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Material Contracts

Exhibit No.	Document

10.1

Second Amendment to Credit Agreement, dated as of March 5, 2014, by and among J. Crew Group, Inc., Bank of America, N.A., as administrative agent and collateral agent, and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 11, 2014.

10.2

Amended and Restated Credit Agreement, dated as of March 5, 2014, by and among J. Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and collateral agent, and each lender from time to time party thereto. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 11, 2014.

Interactive Data Files

Exhibit No.	Document

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at May 3, 2014 and February 1, 2014, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended May 3, 2014 and May 4, 2013, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended May 3, 2014 and the fifty-two weeks ended February 1, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 3, 2014 and May 4, 2013, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: June 4, 2014	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: June 4, 2014	By:	/S/ STUART C. HASELDEN
Stuart C. Haselden
Chief Financial Officer

EXHIBIT INDEX

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Material Contracts

Exhibit No.	Document

10.1

Second Amendment to Credit Agreement, dated as of March 5, 2014, by and among J. Crew Group, Inc., Bank of America, N.A., as administrative agent and collateral agent, and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 11, 2014.

10.2

Amended and Restated Credit Agreement, dated as of March 5, 2014, by and among J. Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and collateral agent, and each lender from time to time party thereto. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 11, 2014.

Interactive Data Files

Exhibit No.	Document

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at May 3, 2014 and February 1, 2014, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended May 3, 2014 and May 4, 2013, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended May 3, 2014 and the fifty-two weeks ended February 1, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 3, 2014 and May 4, 2013, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.