Form 10-Q
period 2014-08-02
J CREW GROUP INC
filed 2014-09-04
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 29, 2014
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at August 2, 2014 and February 1, 2014	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended August 2, 2014 and August 3, 2013	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended August 2, 2014 and August 3, 2013	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the twenty-six weeks ended August 2, 2014 and the fifty-two weeks ended February 1, 2014	6

	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 2, 2014 and August 3, 2013	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	25

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	August 2, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$73,506	$156,649
Merchandise inventories	394,677	353,976
Prepaid expenses and other current assets	61,838	56,434
Prepaid income taxes	−	2,782
Deferred income taxes, net	12,075	11,831
Total current assets	542,096	581,672
Property and equipment, net	393,847	375,092
Favorable lease commitments, net	23,421	26,560
Deferred financing costs, net	24,345	41,911
Intangible assets, net	961,525	966,175
Goodwill	1,686,915	1,686,915
Other assets	4,776	3,895
Total assets	$3,636,925	$3,682,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,870	$237,019
Other current liabilities	139,875	154,796
Interest payable	5,636	18,065
Income taxes payable	567	—
Current portion of long-term debt	15,670	12,000
Total current liabilities	408,618	421,880
Long-term debt, net	1,540,044	1,555,000
Unfavorable lease commitments and deferred credits, net	108,143	93,788
Deferred income taxes, net	383,214	389,403
Other liabilities	27,141	31,729
Total liabilities	2,467,160	2,491,800
Stockholders’ equity:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,011,999	1,008,984
Accumulated other comprehensive loss	(470)	(15,184)
Retained earnings	158,236	196,620
Total stockholders’ equity	1,169,765	1,190,420
Total liabilities and stockholders’ equity	$3,636,925	$3,682,220

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Thirteen Weeks Ended August 2, 2014	Thirteen Weeks Ended August 3, 2013
Revenues:
Net sales	$617,130	$550,946
Other	10,099	8,156
Total revenues	627,229	559,102
Cost of goods sold, including buying and occupancy costs	390,549	329,110
Gross profit	236,680	229,992
Selling, general and administrative expenses	200,667	174,226
Income from operations	36,013	55,766
Interest expense, net of interest income	17,757	26,239
Income before income taxes	18,256	29,527
Provision for income taxes	7,471	12,069
Net income	$10,785	$17,458
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	—	2,132
Unrealized gain on cash flow hedges, net of tax	—	528
Foreign currency translation adjustments	(223)	(731)
Comprehensive income	$10,562	$19,387

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Twenty-six Weeks Ended August 2, 2014	Twenty-six Weeks Ended August 3, 2013
Revenues:
Net sales	$1,200,515	$1,107,300
Other	18,683	15,913
Total revenues	1,219,198	1,123,213
Cost of goods sold, including buying and occupancy costs	753,335	641,206
Gross profit	465,863	482,007
Selling, general and administrative expenses	395,831	352,622
Income from operations	70,032	129,385
Interest expense, net of interest income	39,418	51,920
Loss on refinancing	58,786	—
Income (loss) before income taxes	(28,172)	77,465
Provision (benefit) for income taxes	(8,840)	30,686
Net income (loss)	$(19,332)	$46,779
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	13,652	3,135
Unrealized loss on cash flow hedges, net of tax	—	(238)
Foreign currency translation adjustments	1,062	(977)
Comprehensive income (loss)	$(4,618)	$48,699

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at February 2, 2013	1,000	$—	$1,003,184	$108,496	$(20,189)	$1,091,491
Net income	—	—	—	88,124	—	88,124
Share-based compensation	—	—	5,784	—	—	5,784
Excess tax benefit from share-based awards	—	—	728	—	—	728
Contribution to Parent, net	—	—	(712)	—	—	(712)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	7,339	7,339
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	—	(802)	(802)
Foreign currency translation adjustments	—	—	—	—	(1,532)	(1,532)
Balance at February 1, 2014	1,000	—	1,008,984	196,620	(15,184)	1,190,420
Net loss	—	—	—	(19,332)	—	(19,332)
Share-based compensation	—	—	3,036	—	—	3,036
Dividend and contribution to Parent	—	—	(21)	(19,052)	—	(19,073)
Reclassification of losses on cash flow hedges, net of tax, to earnings	—	—	—	—	13,652	13,652
Foreign currency translation adjustments	—	—	—	—	1,062	1,062
Balance at August 2, 2014	1,000	$—	$1,011,999	$158,236	$(470)	$1,169,765

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Twenty-six Weeks Ended August 2, 2014	Twenty-six Weeks Ended August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19,332)	$46,779
Adjustments to reconcile to cash flows from operating activities:
Loss on refinancing	58,786	—
Depreciation of property and equipment	44,173	38,561
Amortization of intangible assets	4,650	4,692
Amortization of deferred financing costs	3,045	4,970
Share-based compensation	3,036	2,845
Amortization of favorable lease commitments	3,139	4,458
Realized hedging losses	—	5,140
Changes in operating assets and liabilities:
Merchandise inventories	(40,162)	(55,869)
Prepaid expenses and other current assets	(5,224)	(7,490)
Other assets	(855)	(1,540)
Accounts payable and other liabilities	(10,251)	51,423
Federal and state income taxes	(10,459)	6,318
Net cash provided by operating activities	30,546	100,287
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(61,645)	(63,029)
Net cash used in investing activities	(61,645)	(63,029)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan Facility, net of discount	1,559,165	—
Repayment of former term loan	(1,167,000)	(6,000)
Redemption of Senior Notes	(400,000)	—
Costs paid in connection with refinancing of debt	(21,419)	—
Dividend and contribution to Parent	(19,073)	(454)
Principal repayments of Term Loan Facility	(3,917)	—
Net cash used in financing activities	(52,244)	(6,454)
Effect of changes in foreign exchange rates on cash and cash equivalents	200	(367)
Increase (decrease) in cash and cash equivalents	(83,143)	30,437
Beginning balance	156,649	68,399
Ending balance	$73,506	$98,836
Supplemental cash flow information:
Income taxes paid	$1,870	$27,423
Interest paid	$54,833	$44,319

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013

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

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for ongoing consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $5.1 million and $4.9 million in the first half of fiscal 2014 and fiscal 2013, respectively, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive income (loss).

3. Goodwill and Intangible Assets

The significant components of our intangible assets and goodwill are as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Brand Name	J.Crew Brand Name	Goodwill
Balance at February 1, 2014	$10,833	$26,560	$70,042	$885,300	$1,686,915
Amortization expense	(1,300)	(1,569)	(1,025)	—	—
Balance at May 3, 2014	9,533	24,991	69,017	885,300	1,686,915
Amortization expense	(1,300)	(1,570)	(1,025)	—	—
Balance at August 2, 2014	$8,233	$23,421	$67,992	$885,300	$1,686,915
Total accumulated amortization at August 2, 2014	$(18,777)	$(37,589)	$(14,008)

As a result of the performance of the Company in the first quarter of fiscal 2014, along with its outlook of future operating results, the Company determined that there was a substantial deterioration in the excess of fair value over the carrying value of the Stores reporting unit. To the extent that the operating results continue to decline, the Company may record a non-cash goodwill or intangible asset impairment charge. The goodwill allocated to the Stores reporting unit is $942 million. The intangible asset for the J.Crew brand is $885 million.

4. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

During the first half of fiscal 2014, the Parent issued 4,255,000 options to certain members of management, including (i) 3,080,000 options with a weighted average exercise price of $0.56 that become exercisable over a period of five years and (ii) 1,175,000 options with a weighted average exercise price of $0.52 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The options have terms of up to ten years. The weighted average grant-date fair value of the time-based awards granted in the first half of fiscal 2014 was $0.39 per share. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until the occurrence of the event is probable.

A summary of share-based compensation recorded in the statements of operations and comprehensive income (loss) is as follows:

	For the Twenty-six Weeks Ended August 2, 2014	For the Twenty-six Weeks Ended August 3, 2013
Share-based compensation	$3,036	$2,845

A summary of shares available for grant as stock options or other share-based awards is as follows:

Shares
Available for grant at February 1, 2014	16,665,058
Granted	(4,255,000)
Forfeited and available for reissuance	1,376,000
Available for grant at August 2, 2014	13,786,058

5. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	August 2, 2014	February 1, 2014
Term Loan Facility (refinanced on March 5, 2014)	$1,563,083	$1,167,000
Less current portion	(15,670)	(12,000)
Less discount	(7,369)	—
Term Loan Facility, net	1,540,044	1,155,000
Senior Notes	—	400,000
Long-term debt, net	$1,540,044	$1,555,000
ABL Facility Loans	$—	$—

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

On August 2, 2014, standby letters of credit were $10.8 million, excess availability, as defined, was $239.2 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $2.0 million and $4.9 million in the first half of fiscal 2014 and fiscal 2013, respectively.

Demand Letter of Credit Facility

The Company has an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. On August 2, 2014, outstanding documentary letters of credit were $18.2 million and availability was $16.8 million under this facility.

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

The Company is required to make principal repayments equal to 0.25% of the $1,567 million refinanced under the Term Loan Facility, or $3.9 million, on the last business day of January, April, July, and October, which commenced in July 2014. The Company is also required to repay the term loan based on annual excess cash flow, as defined in the agreement, beginning in fiscal 2014.

The interest rate on the outstanding amounts under the Term Loan Facility was 4.00% on August 2, 2014.

Interest expense

A summary of the components of interest expense is as follows:

	For the Twenty-six Weeks Ended August 2, 2014	For the Twenty-six Weeks Ended August 3, 2013
Term Loan Facility	$30,309	$25,076
Senior Notes	5,314	16,250
Amortization of deferred financing costs	3,045	4,970
Hedging losses	450	5,140
Other, net of interest income	300	484
Interest expense, net	$39,418	$51,920

Loss on refinancing

A summary of the components of the loss on refinancing is as follows:

For the Twenty-six Weeks Ended August 2, 2014
Prior unrealized losses on cash flow hedge (see note 6)	$22,380
Call premium on Senior Notes	16,252
Write-off of deferred financing costs	15,623
Other financing costs	4,531
Loss on refinancing	$58,786

Additionally, in connection with the refinancing, the Company incurred costs of $8.5 million, of which $7.8 million were recorded as debt discount.

6. Derivative Financial Instruments

Interest Rate Swaps

In April 2011, the Company entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $600 million, which will be reduced by $100 million annually for the term of the agreements. As of August 2, 2014, the Company had interest rate swaps covering a notional amount of $500 million. These instruments limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness through the expiration of the agreements in March 2016. Under the terms of these agreements, the Company’s effective fixed interest rate on the notional amount of indebtedness is 3.56% plus the then applicable margin.

Fair Value

Prior to the refinancing on March 5, 2014, the Company designated the interest rate swap agreements as cash flow hedges, and recorded the effective portion of unrealized gains or losses as a component of accumulated other comprehensive income or loss. However, the refinancing of the Term Loan Facility resulted in the discontinuance of the designation of the interest rate swaps as a cash flow hedge. As a result, prior unrealized losses of $22 million were reclassified to earnings in the first quarter of fiscal 2014 as a component of the loss on refinancing. Unrealized gains and losses of $0.5 million were recorded as interest expense.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). The fair value of the interest rate swaps, recorded in other liabilities, was $17,727 and $23,648 at August 2, 2014 and February 1, 2014, respectively.

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

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $1,522 million and $1,598 million at August 2, 2014 and February 1, 2014 based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Except for certain leasehold improvements, the Company does not have any non-financial assets or liabilities as of August 2, 2014 or February 1, 2014 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Twenty-six Weeks Ended August 2, 2014	For the Twenty-six Weeks Ended August 3, 2013
Carrying value of long-term assets written down to fair value	$—	$673
Impairment charge	$—	$673

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

The difference between the U.S. statutory income tax rate of 35% and the effective tax rate for the twenty-six weeks ended August 2, 2014 of 31% is primarily driven by (i) state and local income taxes, (ii) the recognition of certain foreign valuation allowances, partially offset by (iii) benefits of lower rates in certain foreign jurisdictions. The difference between the U.S. statutory income tax rate of 35% and the effective tax rate for the twenty-six weeks ended August 3, 2013 of 40% is primarily driven by state and local income taxes.

While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

9. Legal Proceedings

On June 20, 2013, a purported class action complaint was filed in the United States District Court for the District of Massachusetts by an individual claiming that the Company collected her ZIP code unlawfully in connection with a retail purchase she made at a Massachusetts store. That action, captioned Miller v. J.Crew Group, Inc., 13-cv-11487 (the “Miller Action”), purports to be brought on behalf of a class of customers whose ZIP codes were collected and recorded at Company stores in Massachusetts in connection with credit card purchases, and claims that the Company used the collected ZIP code data to obtain customers’ addresses for purposes of mailing them unwanted advertising material. The Miller Action seeks money damages pursuant to a claim under Chapter 93A of the General Laws of Massachusetts and a claim for unjust enrichment. The Company filed a motion to dismiss the unjust enrichment claim, and on April 22, 2014, the Court denied that motion without prejudice to the Company’s ability to re-file it later in the litigation. On May 15, 2014, the Company answered the plaintiff’s complaint. On June 1, 2014, the parties to the Miller Action entered into a settlement agreement and release (the “Settlement Agreement”). The Court granted preliminary approval of the Settlement Agreement on June 27, 2014. Notice of the settlement was sent to class members on July 25, 2014. A hearing for final approval of the Settlement Agreement has been scheduled for October 15, 2014. The Company does not believe the resolution of the Miller Action will have a significant impact on the Company’s consolidated financial statements.

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

The PIK Notes are (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in the financial statements of the Company. The Company paid a dividend of $19 million to the Issuer in the first quarter of fiscal 2014 to fund the initial semi-annual interest payment due May 1, 2014. Additionally, while not required, the Company intends to pay dividends to fund future interest payments, which would aggregate to $194 million through the remainder of the term if all interest on the PIK Notes is paid in cash.

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

In May 2014, a pronouncement was issued that clarified the principles of revenue recognition, which standardizes a comprehensive model for recognizing revenue arising from contracts with customers. The pronouncement is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of the new pronouncement on our condensed consolidated financial statements.

12. Subsequent Event

In August 2014, the Company entered into new interest rate cap and swap agreements, which together with existing interest rate swaps, limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness. These new agreements cover notional amounts of $400 million from March 2015 to March 2016 and $800 million from March 2016 to March 2019.

The Company designated the interest rate cap and swap agreements as cash flow hedges. As cash flow hedges, unrealized gains will be recognized as assets while unrealized losses will be recognized as liabilities. The effective portion of such gains or losses will be recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

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

Executive Overview

J.Crew is an internationally recognized multi-brand apparel and accessories retailer that differentiates itself through high standards of quality, style, design and fabrics. We are a vertically-integrated, omni-channel specialty retailer that operates stores and websites both domestically and internationally. We design, market and sell complete assortments of women’s, men’s and children’s apparel and accessories, including those under the J.Crew® and Madewell® brands. We believe our customer base consists primarily of affluent, college-educated, professional and fashion-conscious women and men.

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory and Madewell stores, and (2) Direct, which consists of our J.Crew, factory and Madewell websites. As of August 2, 2014, we operated 269 J.Crew retail stores, 127 J.Crew factory stores, and 71 Madewell stores, in the United States, Canada, the United Kingdom and Hong Kong.

A summary of revenues by channel for the second quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended August 2, 2014	For the Thirteen Weeks Ended August 3, 2013
Stores	$443.5	$399.1
Direct	173.6	151.8
Net sales	617.1	550.9
Other(a)	10.1	8.2
Total revenues	$627.2	$559.1

A summary of revenues by brand for the second quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended August 2, 2014	For the Thirteen Weeks Ended August 3, 2013
J.Crew	$561.2	$511.7
Madewell	55.9	39.2
Other(a)	10.1	8.2
Total revenues	$627.2	$559.1

(a)Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of highlights for the second quarter is as follows:

—	Revenues increased 12.2% to $627.2 million.
—	Comparable company sales increased 4.4%.
—	Direct net sales increased 14.4% to $173.6 million.
—	Income from operations decreased $19.8 million to $36.0 million.
—	We opened four J.Crew retail stores, five J.Crew factory stores, and one Madewell store. We closed one J.Crew retail store.

A summary of revenues by channel for the first half is as follows:

(Dollars in millions)	For the Twenty-six Weeks Ended August 2, 2014	For the Twenty-six Weeks Ended August 3, 2013
Stores	$829.9	$779.3
Direct	370.6	328.0
Net sales	1,200.5	1,107.3
Other(a)	18.7	15.9
Total revenues	$1,219.2	$1,123.2

A summary of revenues by brand for the first half is as follows:

(Dollars in millions)	For the Twenty-six Weeks Ended August 2, 2014	For the Twenty-six Weeks Ended August 3, 2013
J.Crew	$1,098.0	$1,033.6
Madewell	102.5	73.7
Other(a)	18.7	15.9
Total revenues	$1,219.2	$1,123.2

(a)Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of highlights for the first half is as follows:

—	Revenues increased 8.5% to $1,219.2 million.
—	Comparable company sales increased 1.4%.
—	Direct net sales increased 13.0% to $370.6 million.
—	Income from operations decreased $59.3 million to $70.0 million.
—	We opened five J.Crew retail stores, six J.Crew factory stores, and six Madewell stores. We closed one J.Crew retail store.
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

Results of Operations – Second Quarter of Fiscal 2014 compared to Second Quarter of Fiscal 2013

	For the Thirteen Weeks Ended August 2, 2014		For the Thirteen Weeks Ended August 3, 2013		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$627.2	100.0%	$559.1	100.0%	$68.1	12.2%
Gross profit	236.7	37.7	230.0	41.1	6.7	2.9
Selling, general and administrative expenses	200.7	32.0	174.2	31.2	26.5	15.2
Income from operations	36.0	5.7	55.8	10.0	(19.8)	(35.4)
Interest expense, net	17.8	2.8	26.2	4.7	(8.4)	(32.3)
Provision for income taxes	7.5	1.2	12.1	2.2	(4.6)	(38.1)
Net income	$10.8	1.7%	$17.5	3.1%	$(6.7)	(38.2)%

Revenues

Revenues increased $68.1 million, or 12.2%, to $627.2 million in the second quarter of fiscal 2014 from $559.1 million in the second quarter last year, driven primarily by an increase in sales of women’s apparel, specifically knits, shirts, and sweaters. Comparable company sales increased 4.4% in the second quarter of fiscal 2014. Comparable company sales decreased 0.6% in the second quarter of fiscal 2013.

Stores sales increased $44.4 million, or 11.1%, to $443.5 million in the second quarter of fiscal 2014 from $399.1 million in the second quarter last year. Stores sales increased 3.9% in the second quarter of fiscal 2013. Sales from stores that have been open for less than twelve months were $54.9 million in the second quarter of fiscal 2014.

Direct sales increased $21.8 million, or 14.4%, to $173.6 million in the second quarter of fiscal 2014 from $151.8 million in the second quarter last year. Direct sales increased $17.8 million, or 13.4%, in the second quarter of fiscal 2013.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended August 2, 2014	For the Thirteen Weeks Ended August 3, 2013
Apparel:
Women’s	56%	56%
Men’s	26	26
Children’s	6	6
Accessories	12	12
	100%	100%

Other revenues increased $1.9 million to $10.1 million in the second quarter of fiscal 2014 from $8.2 million in the second quarter last year.

Gross Profit

Gross profit increased $6.7 million to $236.7 million in the second quarter of fiscal 2014 from $230.0 million in the second quarter last year. This increase resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Increase in revenues	$36.7
Decrease in merchandise margin	(22.4)
Increase in buying and occupancy costs	(7.6)
Increase in gross profit	$6.7

Gross margin decreased to 37.7% in the second quarter of fiscal 2014 from 41.1% in the second quarter last year. The decrease in gross margin was driven by: (i) a 360 basis point deterioration in merchandise margin primarily due to increased markdowns partially offset by (ii) a 20 basis point improvement in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $26.5 million to $200.7 million in the second quarter of fiscal 2014 compared to $174.2 million in the second quarter last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Increase in operating expenses, primarily Stores and payroll	$16.5
Increase in depreciation	3.4
Insurance proceeds received in the prior year	3.0
Increase in share-based and incentive compensation	2.7
Other, net	0.9
Total increase in selling, general and administrative expenses	$26.5

As a percentage of revenues, selling, general and administrative expenses increased to 32.0% in the second quarter of fiscal 2014 from 31.2% in the second quarter last year.

Interest Expense, Net

Interest expense, net of interest income, decreased $8.4 million to $17.8 million in the second quarter of fiscal 2014 from $26.2 million in the second quarter last year driven by the redemption of our Senior Notes. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended August 2, 2014	For the Thirteen Weeks Ended August 3, 2013
Term Loan Facility	$15.8	$11.9
Senior Notes	—	8.1
Amortization of deferred financing costs	1.3	2.5
Hedging losses	0.2	3.5
Other, net of interest income	0.5	0.2
Interest expense, net	$17.8	$26.2

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2014 was 41%.  The difference between the US federal statutory rate of 35% and the effective rate of 41% was driven primarily by (i) state and local income taxes, (ii) the recognition of certain foreign valuation allowances, partially offset by (iii) benefits of lower rates in certain foreign jurisdictions.  Our expected annual effective tax rate for fiscal 2014 is 38%.

The effective tax rate for the second quarter of fiscal 2013 was 41%.  The difference between the US federal statutory rate of 35% and the effective rate of 41% was driven primarily by state and local income taxes.  Our annual effective tax rate in fiscal 2013 was 39%.

Net Income

Net income decreased $6.7 million to $10.8 million in the second quarter of fiscal 2014 from net income of $17.5 million in the second quarter last year. This decrease was due to: (i) an increase in selling, general and administrative expenses of $26.5 million, offset by (ii) a decrease in interest expense of $8.4 million, (iii) an increase in gross profit of $6.7 million and (iv) a decrease in the provision for income taxes of $4.6 million.

Results of Operations – First Half of Fiscal 2014 compared to First Half of Fiscal 2013

	For the Twenty-six Weeks Ended August 2, 2014		For the Twenty-six Weeks Ended August 3, 2013		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,219.2	100.0%	$1,123.2	100.0%	$96.0	8.5%
Gross profit	465.9	38.2	482.0	42.9	(16.1)	(3.3)
Selling, general and administrative expenses	395.8	32.5	352.6	31.4	43.2	12.3
Income from operations	70.0	5.7	129.4	11.5	(59.4)	(45.9)
Interest expense, net	39.4	3.2	51.9	4.6	(12.5)	(24.1)
Loss on refinancing	58.8	4.8	—	—	58.8	NM
Provision (benefit) for income taxes	(8.8)	(0.7)	30.7	2.7	(39.5)	NM
Net income (loss)	$(19.3)	(1.6)%	$46.8	4.2%	$(66.1)	NM

Revenues

Revenues increased $96.0 million, or 8.5%, to $1,219.2 million in the first half of fiscal 2014 from $1,123.2 million in the first half last year, driven primarily by an increase in sales of women’s apparel, specifically knits, sweaters, and shirts. Comparable company sales increased 1.4% in the first half of fiscal 2014. Comparable company sales increased 2.4% in the first quarter of fiscal 2013.

Stores sales increased $50.6 million, or 6.5%, to $829.9 million in the first half of fiscal 2014 from $779.3 million in the first half last year. Stores sales increased 5.6% in the first half of fiscal 2013. Sales from stores that have been open for less than twelve months were $104.1 million in the first half of fiscal 2014.

Direct sales increased $42.6 million, or 13.0%, to $370.6 million in the first half of fiscal 2014 from $328.0 million in the first half last year. Direct sales increased $50.6 million, or 18.2%, in the first half of fiscal 2013.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Twenty-six Weeks Ended August 2, 2014	For the Twenty-six Weeks Ended August 3, 2013
Apparel:
Women’s	56%	57%
Men’s	25	24
Children’s	7	6
Accessories	12	13
	100%	100%

Other revenues increased $2.8 million to $18.7 million in the first half of fiscal 2014 from $15.9 million in the first half last year.

Gross Profit

Gross profit decreased $16.1 million to $465.9 million in the first half of fiscal 2014 from $482.0 million in the first half last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Increase in revenues	$53.1
Decrease in merchandise margin	(51.6)
Increase in buying and occupancy costs	(17.6)
Decrease in gross profit	$(16.1)

Gross margin decreased to 38.2% in the first half of fiscal 2014 from 42.9% in the first half last year. The decrease in gross margin was driven by: (i) a 420 basis point deterioration in merchandise margin primarily due to increased markdowns and (ii) a 50 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $43.2 million to $395.8 million in the first half of fiscal 2014 compared to $352.6 million in the first half last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Increase in operating expenses, primarily Stores and payroll	$25.8
Increase in depreciation	6.1
Increase in share-based and incentive compensation	3.9
Insurance proceeds received in the prior year	3.2
Increase in advertising and catalog costs	2.0
Other, net	2.2
Total increase in selling, general and administrative expenses	$43.2

As a percentage of revenues, selling, general and administrative expenses increased to 32.5% in the first half of fiscal 2014 from 31.4% in the first half last year.

Interest Expense, Net

Interest expense, net of interest income, decreased $12.5 million to $39.4 million in the first half of fiscal 2014 from $51.9 million in the first half last year driven by the redemption of our Senior Notes. A summary of interest expense is as follows:

(Dollars in millions)	For the Twenty-six Weeks Ended August 2, 2014	For the Twenty-six Weeks Ended August 3, 2013
Term Loan Facility	$30.3	$25.1
Senior Notes	5.3	16.3
Amortization of deferred financing costs	3.0	5.0
Hedging losses	0.5	5.1
Other, net of interest income	0.3	0.4
Interest expense, net	$39.4	$51.9

Loss on Refinancing

In the first quarter of fiscal 2014, we refinanced our Term Loan Facility and redeemed our Senior Notes. In connection with the refinancing, we recorded a loss of $58.8 million, the components of which are as follows:

(Dollars in millions)	For the Twenty-six Weeks Ended August 2, 2014
Prior unrealized losses on cash flow hedge	$22.4
Call premium on Senior Notes	16.3
Write-off of deferred financing costs	15.6
Other financing costs	4.5
Loss on refinancing	$58.8

Provision for Income Taxes

The effective tax rate for the first half of fiscal 2014 was 31%.  The difference between the US federal statutory rate of 35% and the effective rate of 31% was driven primarily by (i) state and local income taxes, (ii) the recognition of certain foreign valuation allowances, partially offset by (iii) benefits of lower rates in certain foreign jurisdictions.  Our expected annual effective tax rate for fiscal 2014 is 38%.

The effective tax rate for the second quarter of fiscal 2013 was 40%.  The difference between the US federal statutory rate of 35% and the effective rate of 40% was driven primarily by state and local income taxes.  Our annual effective tax rate in fiscal 2013 was 39%.

Net Income (Loss)

Net income (loss) decreased $66.1 million to a net loss of $19.3 million in the first half of fiscal 2014 from net income of $46.8 million in the first half of last year. This decrease was due to: (i) a loss on refinancing of $58.8 million, (ii) an increase in selling, general and administrative expenses of $43.2 million, and (iii) a decrease in gross profit of $16.1 million, partially offset by (iv) a decrease in the provision for income taxes of $39.5 million and (v) a decrease in interest expense of $12.5 million.

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under the ABL Facility. Our primary cash needs are (i) capital expenditures in connection with opening new stores and remodeling our existing stores, investments in our distribution network and making information technology system enhancements, (ii) meeting debt service requirements (including paying dividends to an indirect parent company for the purposes of servicing debt) and (iii) funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories and accounts payable and other current liabilities. See “—Outlook” below.

Operating Activities

(Dollars in millions)	For the Twenty-six Weeks Ended August 2, 2014	For the Twenty-six Weeks Ended August 3, 2013
Net income (loss)	$(19.3)	$46.8
Adjustments to reconcile to cash flows from operating activities:
Loss on refinancing	58.8	—
Depreciation of property and equipment	44.2	38.6
Amortization of intangible assets	4.7	4.7
Amortization of deferred financing costs	3.0	5.0
Share-based compensation	3.0	2.8
Amortization of favorable lease commitments	3.1	4.5
Realized hedging losses	—	5.1
Changes in operating assets and liabilities	(67.0)	(7.2)
Net cash provided by operating activities	$30.5	$100.3

Cash provided by operating activities of $30.5 million in the first half of fiscal 2014 resulted from: (i) net loss of $19.3 million more than offset by non-cash adjustments and the loss on refinancing of $116.8 million, offset by (ii) changes in operating assets and liabilities of $67 million due to seasonal working capital fluctuations, primarily increased merchandise inventories and reduced accrued interest as a result of our debt refinancing in March 2014.

Cash provided by operating activities of $100.3 million in the first half of fiscal 2013 was driven by: (i) net income of $46.8 million, (ii) non-cash adjustments of $60.7 million, offset by (iii) changes in operating assets and liabilities of $7.2 million due to seasonal working capital fluctuations and working capital management.

Investing Activities

	For the Twenty-six Weeks Ended August 2, 2014	For the Twenty-six Weeks Ended August 3, 2013
Capital expenditures:
New stores	$30.0	$27.9
Information technology	25.5	21.4
Other(1)	6.1	13.7
Net cash used in investing activities	$61.6	$63.0

(1)	Includes capital expenditures for warehouse and corporate office improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $140 to $150 million for fiscal year 2014, including $65 to $70 million for new stores, $40 to $45 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes.

Financing Activities

	For the Twenty-six Weeks Ended August 2, 2014	For the Twenty-six Weeks Ended August 3, 2013
Proceeds from Term Loan Facility, net of discount	$1,559.2	$—
Repayment of former term loan	(1,167.0)	(6.0)
Redemption of Senior Notes	(400.0)	—
Costs paid in connection with refinancing of debt	(21.4)	—
Dividend and contribution to Parent	(19.1)	(0.5)
Principal repayments of Term Loan Facility	(3.9)	—
Net cash used in financing activities	$(52.2)	$(6.5)

Cash used in financing activities was $52.2 million in the first half of fiscal 2014 resulting from (i) costs paid in connection with the refinancing of debt and (ii) the payment of a dividend to an indirect parent company to fund debt service obligations.

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

On August 2, 2014, outstanding standby letters of credit were $10.8 million, excess availability, as defined, was $239.2 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $2.0 million and $4.9 million in the first half of fiscal 2014 and fiscal 2013, respectively.

Demand Letter of Credit Facility

We have an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. On August 2, 2014, outstanding documentary letters of credit were $18.2 million and availability was $16.8 million under this facility.

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

We are required to make principal repayments equal to 0.25% of the $1,567 million refinanced under the Term Loan Facility, or $3.9 million, on the last business day of January, April, July, and October, which commenced in July 2014. We are also required to repay the Term Loan Facility based on annual excess cash flow, as defined in the agreement beginning in fiscal 2014.

The interest rate on the outstanding amounts under the Term Loan Facility was 4.00% on August 2, 2014.

PIK Notes

On November 4, 2013, Chinos Intermediate Holdings A, Inc. (the “Issuer”), an indirect parent holding company of Group, issued $500 million aggregate principal of 7.75/8.50% Senior PIK Toggle Notes due May 1, 2019 (the “PIK Notes”).  The PIK Notes are (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in our financial statements. We paid a dividend of $19 million to the Issuer in the first quarter to fund the initial semi-annual interest payment on May 1, 2014. Additionally, while not required, we intend to pay dividends the Issuer to fund future interest payments, which would aggregate to $194 million through the remainder of the term if all interest on the PIK Notes is paid in cash.

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures, (ii) debt service requirements, including required (a) quarterly principal repayments, (b) repayments based on annual excess cash flows as defined and (c) dividends to the Issuer for the purposes of servicing debt, and (iii) working capital. Management anticipates that capital expenditures in fiscal 2014 will be approximately $140 to $150 million, including $65 to $70 million for new stores, $40 to $45 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes. Management believes that our current balances of cash and cash equivalents, cash flow from operations and amounts available under the ABL Facility will be adequate to fund our short-term and long-term liquidity needs. Our ability to satisfy these obligations and to remain in compliance with the financial covenants under our financing arrangements, depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

As a result of the performance of the Company in the first quarter of fiscal 2014, along with our outlook of future operating results, the Company determined that there was a substantial deterioration in the excess of fair value over the carrying value of the Stores reporting unit. To the extent that the operating results continue to decline, the Company may record a non-cash goodwill or intangible asset impairment charge. The goodwill allocated to the Stores reporting unit is $942 million. The intangible asset for the J.Crew brand is $885 million. A future impairment charge, if any, would not have an effect on the Company’s operations, liquidity or financial covenants, and would not change management’s long-term outlook or strategy.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of August 2, 2014, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$10.8	$10.8	$—	$—	$—
Documentary	18.2	18.2	—	—	—
	$29.0	$29.0	$—	$—	$—

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

We also manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps whereby we receive floating rate payments and make payments based on a fixed rate. As of August 2, 2014, we had interest rate swaps covering a notional amount of $500 million. Under these swap agreements, LIBOR is fixed at 3.56% on the notional amount of the agreements through maturity in March 2016.

In August 2014, the Company entered into new interest rate cap and swap agreements, which together with existing interest rate swaps, limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness. These new agreements cover notional amounts of $400 million from March 2015 to March 2016 and $800 million from March 2016 to March 2019.

Based on our overall interest rate exposure to variable rate debt outstanding as of August 2, 2014, a change in interest rates of 1% would change income before income taxes by $11 million.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 20, 2013, a purported class action complaint was filed in the United States District Court for the District of Massachusetts by an individual claiming that the Company collected her ZIP code unlawfully in connection with a retail purchase she made at a Massachusetts store. That action, captioned Miller v. J.Crew Group, Inc., 13-cv-11487 (the “Miller Action”), purports to be brought on behalf of a class of customers whose ZIP codes were collected and recorded at Company stores in Massachusetts in connection with credit card purchases, and claims that the company used the collected ZIP code data to obtain customers’ addresses for purposes of mailing them unwanted advertising material. The Miller Action seeks money damages pursuant to a claim under Chapter 93A of the General Laws of Massachusetts and a claim for unjust enrichment. The Company filed a motion to dismiss the unjust enrichment claim, and on April 22, 2014, the Court denied that motion without prejudice to the Company’s ability to re-file it later in the litigation. On May 15, 2014, the Company answered the plaintiff’s complaint. On June 1, 2014, the parties to the Miller Action entered into a settlement agreement and release (the “Settlement Agreement”). The Court granted preliminary approval of the Settlement Agreement on June 27, 2014. Notice of the settlement was sent to class members on July 25, 2014. A hearing for final approval of the Settlement Agreement has been scheduled for October 15, 2014. The Company does not believe the resolution of the Miller Action will have a significant impact on the Company’s consolidated financial statements.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at August 2, 2014 and February 1, 2014, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended August 2, 2014 and August 3, 2013, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended August 2, 2014 and August 3, 2013, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the twenty-six weeks ended August 2, 2014 and the fifty-two weeks ended February 1, 2014, (v) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 2, 2014 and August 3, 2013, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: September 4, 2014	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: September 4, 2014	By:	/S/ STUART C. HASELDEN
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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at August 2, 2014 and February 1, 2014, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended August 2, 2014 and August 3, 2013, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended August 2, 2014 and August 3, 2013, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the twenty-six weeks ended August 2, 2014 and the fifty-two weeks ended February 1, 2014, (v) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 2, 2014 and August 3, 2013, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.