Form 10-Q
period 2014-11-01
J CREW GROUP INC
filed 2014-12-04
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 28, 2014
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at November 1, 2014 and February 1, 2014	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended November 1, 2014 and November 2, 2013	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended November 1, 2014 and November 2, 2013	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirty-nine weeks ended November 1, 2014 and the fifty-two weeks ended February 1, 2014	6

	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 1, 2014 and November 2, 2013	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	29

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	November 1, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$79,575	$156,649
Merchandise inventories	449,678	353,976
Prepaid expenses and other current assets	62,667	56,434
Prepaid income taxes	—	2,782
Deferred income taxes, net	13,607	11,831
Total current assets	605,527	581,672
Property and equipment, net	406,706	375,092
Favorable lease commitments, net	21,852	26,560
Deferred financing costs, net	23,295	41,911
Intangible assets, net	816,178	966,175
Goodwill	1,150,715	1,686,915
Other assets	4,459	3,895
Total assets	$3,028,732	$3,682,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$273,057	$237,019
Other current liabilities	167,676	154,796
Interest payable	5,466	18,065
Income taxes payable	17,280	—
Current portion of long-term debt	15,670	12,000
Total current liabilities	479,149	421,880
Long-term debt, net	1,536,406	1,555,000
Unfavorable lease commitments and deferred credits, net	113,472	93,788
Deferred income taxes, net	315,518	389,403
Other liabilities	32,840	31,729
Total liabilities	2,477,385	2,491,800
Stockholders’ equity:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,013,472	1,008,984
Accumulated other comprehensive loss	(3,864)	(15,184)
Retained earnings	(458,261)	196,620
Total stockholders’ equity	551,347	1,190,420
Total liabilities and stockholders’ equity	$3,028,732	$3,682,220

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Thirteen Weeks Ended November 1, 2014	Thirteen Weeks Ended November 2, 2013
Revenues:
Net sales	$645,592	$610,029
Other	9,565	8,798
Total revenues	655,157	618,827
Cost of goods sold, including buying and occupancy costs	391,846	347,332
Gross profit	263,311	271,495
Selling, general and administrative expenses	215,669	188,583
Impairment losses	683,985	—
Income (loss) from operations	(636,343)	82,912
Interest expense, net of interest income	17,724	26,467
Income (loss) before income taxes	(654,067)	56,445
Provision (benefit) for income taxes	(46,218)	21,017
Net income (loss)	$(607,849)	$35,428
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	—	1,917
Unrealized losses on cash flow hedges, net of tax	(3,760)	(289)
Foreign currency translation adjustments	366	647
Comprehensive income (loss)	$(611,243)	$37,703

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Thirty-nine Weeks Ended November 1, 2014	Thirty-nine Weeks Ended November 2, 2013
Revenues:
Net sales	$1,846,107	$1,717,329
Other	28,248	24,711
Total revenues	1,874,355	1,742,040
Cost of goods sold, including buying and occupancy costs	1,146,957	988,537
Gross profit	727,398	753,503
Selling, general and administrative expenses	609,724	540,534
Impairment losses	683,985	673
Income (loss) from operations	(566,311)	212,296
Interest expense, net of interest income	57,142	78,386
Loss on refinancing	58,786	—
Income (loss) before income taxes	(682,239)	133,910
Provision (benefit) for income taxes	(55,058)	51,703
Net income (loss)	$(627,181)	$82,207
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	13,652	5,052
Unrealized losses on cash flow hedges, net of tax	(3,760)	(527)
Foreign currency translation adjustments	1,428	(330)
Comprehensive income (loss)	$(615,861)	$86,402

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at February 2, 2013	1,000	$—	$1,003,184	$108,496	$(20,189)	$1,091,491
Net income	—	—	—	88,124	—	88,124
Share-based compensation	—	—	5,784	—	—	5,784
Excess tax benefit from share-based awards	—	—	728	—	—	728
Contribution to Parent, net	—	—	(712)	—	—	(712)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	7,339	7,339
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	—	(802)	(802)
Foreign currency translation adjustments	—	—	—	—	(1,532)	(1,532)
Balance at February 1, 2014	1,000	—	1,008,984	196,620	(15,184)	1,190,420
Net loss	—	—	—	(627,181)	—	(627,181)
Share-based compensation	—	—	4,518	—	—	4,518
Dividend and contribution to Parent	—	—	(30)	(27,700)	—	(27,730)
Reclassification of losses on cash flow hedges, net of tax, to earnings	—	—	—	—	13,652	13,652
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	—	(3,760)	(3,760)
Foreign currency translation adjustments	—	—	—	—	1,428	1,428
Balance at November 1, 2014	1,000	$—	$1,013,472	$(458,261)	$(3,864)	$551,347

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirty-nine Weeks Ended November 1, 2014	Thirty-nine Weeks Ended November 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(627,181)	$82,207
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	683,985	673
Depreciation of property and equipment	68,141	56,865
Loss on refinancing	58,786	—
Amortization of intangible assets	6,975	7,017
Amortization of favorable lease commitments	4,708	6,492
Share-based compensation	4,518	4,359
Amortization of deferred financing costs	4,375	7,455
Reclassification of hedging losses to earnings	—	8,635
Changes in operating assets and liabilities:
Merchandise inventories	(95,510)	(152,905)
Prepaid expenses and other current assets	(6,174)	(16,663)
Other assets	(563)	(1,702)
Accounts payable and other liabilities	38,385	103,346
Federal and state income taxes	(58,226)	16,038
Net cash provided by operating activities	82,219	121,817
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(102,381)	(102,637)
Other investing activities	(1,978)	—
Net cash used in investing activities	(104,359)	(102,637)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan Facility, net of discount	1,559,165	—
Repayment of former term loan	(1,167,000)	(9,000)
Redemption of Senior Notes	(400,000)	—
Costs paid in connection with refinancing of debt	(21,419)	—
Dividend and contribution to Parent	(19,082)	(563)
Principal repayments of Term Loan Facility	(7,835)	—
Net cash used in financing activities	(56,171)	(9,563)
Effect of changes in foreign exchange rates on cash and cash equivalents	1,237	(123)
Increase (decrease) in cash and cash equivalents	(77,074)	9,494
Beginning balance	156,649	68,399
Ending balance	$79,575	$77,893
Supplemental cash flow information:
Income taxes paid	$3,918	$38,821
Interest paid	$73,953	$76,550

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013

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

The Company’s fiscal year ends on the Saturday closest to January 31. All references to “fiscal 2014” represent the 52-week fiscal year that will end on January 31, 2015, and to “fiscal 2013” represent the 52-week fiscal year that ended February 1, 2014.

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

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for ongoing consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $7.7 million and $7.4 million in the first nine months of fiscal 2014 and fiscal 2013, respectively, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive income (loss).

3. Goodwill and Intangible Assets

The significant components of intangible assets and goodwill are as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Trade Name	J.Crew Trade Name	Goodwill
Balance at February 1, 2014	$10,833	$26,560	$70,042	$885,300	$1,686,915
Amortization expense	(1,300)	(1,569)	(1,025)	—	—
Balance at May 3, 2014	9,533	24,991	69,017	885,300	1,686,915
Amortization expense	(1,300)	(1,570)	(1,025)	—	—
Balance at August 2, 2014	8,233	23,421	67,992	885,300	1,686,915
Amortization expense	(1,300)	(1,569)	(1,025)	—	—
Impairment losses	—	—	—	(145,000)	(536,200)
Balance at November 1, 2014	$6,933	$21,852	$66,967	$740,300	$1,150,715
Total accumulated amortization at November 1, 2014	$(20,077)	$(39,158)	$(15,033)

As noted in the first and second quarters of fiscal 2014, the Company determined that there was substantial deterioration in the excess of fair value over the carrying value of its Stores reporting unit.   During the third quarter, the Company saw a further significant reduction in the profitability of its Stores reporting unit, primarily driven by performance of women’s apparel and accessories in stores, which the Company expects to continue at least through the first quarter of fiscal 2015. As a result of current and expected future operating results, the Company concluded that the carrying value of the Stores reporting unit exceeded its fair value and recorded an estimated non-cash goodwill impairment charge of $536 million.  There has been no deterioration of the excess of fair value over the carrying value of its Direct reporting unit.  Additionally, the Company recorded a non-cash impairment charge of $145 million to write down the intangible asset related to the J.Crew trade name.

After recording the non-cash goodwill charge of $536 million, the carrying value of goodwill is $405 million in the Stores reporting unit and $746 million in the Direct reporting unit.  After recording the non-cash intangible asset charge of $145 million, the carrying value of the J.Crew trade name is $740 million.  If operating results continue to decline below the Company’s expectations, additional impairment charges may be recorded in the future.

The impairment losses were the result of the write-down of the following assets:

	For the Thirty-nine Weeks Ended November 1, 2014	For the Thirty-nine Weeks Ended November 2, 2013
Goodwill allocated to the Stores reporting unit	$536,200	$—
Intangible asset related to the J.Crew trade name	145,000	—
Store leasehold improvements (see note 7)	2,785	673
Impairment losses	$683,985	$673

Due to the complexity of the goodwill impairment analysis, which involves completion of fair value analyses that contemplate significant assumptions, the Company will finalize this goodwill impairment charge in the fourth quarter of fiscal 2014.

4. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

During the first nine months of fiscal 2014, the Parent granted 5,630,000 options to certain members of management, including (i) 4,455,000 options with a weighted average exercise price of $0.54 that become exercisable over a period of five years and (ii) 1,175,000 options with a weighted average exercise price of $0.52 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The options have terms of up to ten years. The weighted average grant-date fair value of the time-based awards granted in the first nine months of fiscal 2014 was $0.37 per share. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until the occurrence of the event is probable.

A summary of share-based compensation recorded in the statements of operations and comprehensive income (loss) is as follows:

	For the Thirty-nine Weeks Ended November 1, 2014	For the Thirty-nine Weeks Ended November 2, 2013
Share-based compensation	$4,518	$4,359

A summary of shares available for grant as stock options or other share-based awards is as follows:

Shares
Available for grant at February 1, 2014	16,665,058
Granted	(5,752,988)
Forfeited and available for reissuance	1,541,000
Available for grant at November 1, 2014	12,453,070

5. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	November 1, 2014	February 1, 2014
Term Loan Facility (refinanced on March 5, 2014)	$1,559,165	$1,167,000
Less current portion	(15,670)	(12,000)
Less discount	(7,089)	—
Term Loan Facility, net	1,536,406	1,155,000
Senior Notes	—	400,000
Long-term debt, net	$1,536,406	$1,555,000
ABL Facility Loans	$—	$—

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

On November 1, 2014, outstanding standby letters of credit were $10.9 million, excess availability, as defined, was $239.1 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $1.4 million and $3.3 million in the first nine months of fiscal 2014 and fiscal 2013, respectively.

Demand Letter of Credit Facility

The Company has an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. On November 1, 2014, outstanding documentary letters of credit were $16.6 million and availability was $18.4 million under this facility.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at Group’s option, either (a) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%. The applicable margin with respect to base rate borrowings is 2.00% and the LIBOR floor and applicable margin with respect to LIBOR borrowings are 1.00% and 3.00%, respectively. In addition, the Term Loan Facility provides for an incremental 0.25% reduction in applicable margin when Group’s corporate family rating, as publicly announced by Moody’s, is B1 or better.

The Company is required to make principal repayments equal to 0.25% of the $1,567 million refinanced under the Term Loan Facility, or $3.9 million, on the last business day of January, April, July, and October. The Company is also required to repay the term loan based on annual excess cash flow, as defined in the agreement, beginning in fiscal 2014.

The interest rate on the outstanding amounts under the Term Loan Facility was 4.00% on November 1, 2014.

Interest expense

A summary of the components of interest expense is as follows:

	For the Thirty-nine Weeks Ended November 1, 2014	For the Thirty-nine Weeks Ended November 2, 2013
Term Loan Facility	$46,113	$36,935
Senior Notes (redeemed on March 5, 2014)	5,314	24,375
Amortization of deferred financing costs and debt discount	4,375	7,455
Hedging losses	676	8,635
Other interest, net of interest income	664	986
Interest expense, net	$57,142	$78,386

Loss on refinancing

A summary of the components of the loss on refinancing is as follows:

For the Thirty-nine Weeks Ended November 1, 2014
Prior unrealized losses on cash flow hedge (see note 6)	$22,380
Call premium on Senior Notes (redeemed on March 5, 2014)	16,252
Write-off of deferred financing costs	15,623
Other financing costs	4,531
Loss on refinancing	$58,786

Additionally, in connection with the refinancing, the Company paid costs of $8.5 million, of which $7.8 million were recorded as debt discount.

6. Derivative Financial Instruments

August 2014 Interest Rate Caps and Swaps

In August 2014, the Company entered into new interest rate cap and swap agreements, which together with the existing interest rate swaps, limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness. The interest rate cap agreements cover notional amounts of $400 million and cap LIBOR at 2.00% from March 2015 to March 2016. The interest rate swap agreements cover a notional amount of $800 million from March 2016 to March 2019 and carry a fixed rate of 2.56% plus the applicable margin.

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

April 2011 Interest Rate Swaps

In April 2011, the Company entered into floating-to-fixed interest rate swap agreements effective in March 2013 for an aggregate notional amount of $600 million, which reduces by $100 million annually for the term of the agreements. As of November 1, 2014, the Company had interest rate swaps covering a notional amount of $500 million. These instruments limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness through the expiration of the agreements in March 2016. Under the terms of these agreements, the Company’s effective fixed interest rate on the notional amount of indebtedness is 3.56% plus the applicable margin.

Fair Value

Prior to the refinancing of the Term Loan Facility, on March 5, 2014, the Company designated the April 2011 interest rate swap agreements as cash flow hedges, and recorded the effective portion of unrealized gains or losses as a component of accumulated other comprehensive income or loss. However, the refinancing resulted in the discontinuance of the designation of the April 2011 interest rate swaps as a cash flow hedge. As a result, prior unrealized losses of $22 million were reclassified to earnings in the first quarter of fiscal 2014 as a component of the loss on refinancing. Unrealized gains and losses of $0.5 million were recorded as interest expense.

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

	November 1, 2014	November 2, 2013
Interest rate caps (included in other assets)	$36	$—
Interest rate swaps (included in other liabilities)	$(21,062)	$(26,985)

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

Financial assets and liabilities

The fair value of the Company’s debt is $1,505 million and $1,598 million at November, 2014 and February 1, 2014 based on quoted market prices of the debt (level 1 inputs).

The Company’s interest rate cap and swap agreements are measured in the financial statements at fair value on a recurring basis. See note 6 for more information regarding the fair value of this financial liability.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain store leasehold improvements have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of November 1, 2014 or February 1, 2014 that are measured in the financial statements at fair value.

The Company assesses the recoverability of goodwill and intangible assets whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its fair value, the Company records a charge to write down the intangible asset to its fair value. Impairment charges of goodwill are based on fair value measurements derived using a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach. Impairment charges of intangible assets are based on fair value measurements derived using an income approach, specifically relief from royalty method; a revenue and royalty rate approach. The valuation methodologies incorporate unobservable inputs reflecting significant estimates and assumptions made by management (level 3 inputs). During the third quarter of fiscal 2014, the Company recorded a goodwill impairment charge of $536 million and an intangible asset impairment charge of $145 million. For more information, see note 3.

The Company performs impairment tests of long-lived assets whenever there are indicators of impairment. These tests typically contemplate assets at a store level (e.g. leasehold improvements). The Company recognizes an impairment loss when the carrying value of a long-lived asset is not recoverable in light of the undiscounted future cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset based on discounted future cash flows. The Company has determined that the future cash flow approach (level 3 inputs) provides the most relevant and reliable means by which to determine fair value in this circumstance. The carrying value of long-lived assets written down to fair value was $2,785 and $673 in fiscal 2014 and fiscal 2013, respectively.

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

The difference between the U.S. statutory income tax rate of 35% and the effective tax rate for the thirty-nine weeks ended November 1, 2014 of 8% is primarily driven by the non-cash impairment charge related to the write off of goodwill, which is not tax deductible, and therefore has no tax benefit. Other items impacting the effective rate include state and local income taxes, and the recognition of certain foreign valuation allowances. The difference between the U.S. statutory income tax rate of 35% and the effective tax rate for the thirty-nine weeks ended November 2, 2013 of 39% is primarily driven by state and local income taxes, offset by certain federal tax credits.

While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

9. Legal Proceedings

On June 20, 2013, a purported class action complaint was filed in the United States District Court for the District of Massachusetts by an individual claiming that the Company collected her ZIP code unlawfully in connection with a retail purchase she made at a Massachusetts store. That action, captioned Miller v. J.Crew Group, Inc., 13-cv-11487 (the “Miller Action”), purports to be brought on behalf of a class of customers whose ZIP codes were collected and recorded at Company stores in Massachusetts in connection with credit card purchases, and claims that the Company used the collected ZIP code data to obtain customers’ addresses for purposes of mailing them unwanted advertising material. The Miller Action seeks money damages pursuant to a claim under Chapter 93A of the General Laws of Massachusetts and a claim for unjust enrichment. The Company filed a motion to dismiss the unjust enrichment claim, and on April 22, 2014, the Court denied that motion without prejudice to the Company’s ability to re-file it later in the litigation. On May 15, 2014, the Company answered the plaintiff’s complaint. On June 1, 2014, the parties to the Miller Action entered into a settlement agreement and release (the “Settlement Agreement”). The Court granted preliminary approval of the Settlement Agreement on June 27, 2014. Notice of the settlement was sent to class members on July 25, 2014. The Settlement

Agreement was approved by the Court on October 15, 2014. The resolution of the Miller Action did not have a significant impact on the Company’s consolidated financial statements.

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

The PIK Notes are (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in the financial statements of the Company. The Company declared dividends to the Issuer in the first and third quarters of fiscal 2014 to fund the semi-annual interest payments due May 1, 2014 and November 3, 2014. Additionally, while not required, the Company intends to pay dividends to fund future interest payments, which would aggregate to $174 million through the remainder of the term if all interest on the PIK Notes is paid in cash.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness and the indebtedness of our indirect Parent, for which we pay and intend to continue to pay dividends to service such debt, and our substantial lease obligations, the strength of the global economy, declines in consumer spending or changes in seasonal consumer spending patterns, competitive market conditions, our ability to anticipate and timely respond to changes in trends and consumer preferences, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, products offerings, sales channels and businesses, adverse or unseasonable weather, material disruption to our information systems, our ability to implement our real estate strategy, our ability to implement our international expansion strategy, our ability to attract and retain key personnel, interruptions in our foreign sourcing operations, and other factors which are set forth in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed with the SEC. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We conduct our business through two primary sales channels: (1) Stores, which consists of our retail, factory and Madewell stores, and (2) Direct, which consists of our J.Crew, factory and Madewell websites. As of November 1, 2014, we operated 280 J.Crew retail stores, 135 J.Crew factory stores, and 80 Madewell stores, in the United States, Canada, the United Kingdom and Hong Kong.

A summary of revenues by channel for the third quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended November 1, 2014	For the Thirteen Weeks Ended November 2, 2013
Stores	$437.8	$420.2
Direct	207.8	189.8
Net sales	645.6	610.0
Other(a)	9.6	8.8
Total revenues	$655.2	$618.8

A summary of revenues by brand for the third quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended November 1, 2014	For the Thirteen Weeks Ended November 2, 2013
J.Crew	$576.4	$557.5
Madewell	69.2	52.5
Other(a)	9.6	8.8
Total revenues	$655.2	$618.8

(a)Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of highlights for the third quarter is as follows:

—	Revenues increased 5.9% to $655.2 million.
—	Comparable company sales decreased 1.7%.
—	Direct net sales increased 9.5% to $207.8 million.
—	Loss from operations decreased $719.2 million to $636.3 million.
—

We recorded non-cash impairment losses of $684 million, as a result of write downs of (i) goodwill of $536 million, (ii) intangible assets of $145 million, and (iii) certain leasehold improvements of $3 million.

—	We opened 11 J.Crew retail stores, eight J.Crew factory stores, and nine Madewell stores.

A summary of revenues by channel for the first nine months is as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended November 1, 2014	For the Thirty-nine Weeks Ended November 2, 2013
Stores	$1,267.7	$1,199.5
Direct	578.4	517.8
Net sales	1,846.1	1,717.3
Other(a)	28.2	24.7
Total revenues	$1,874.3	$1,742.0

A summary of revenues by brand for the first nine months is as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended November 1, 2014	For the Thirty-nine Weeks Ended November 2, 2013
J.Crew	$1,674.4	$1,591.1
Madewell	171.7	126.2
Other(a)	28.2	24.7
Total revenues	$1,874.3	$1,742.0

(a)Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of highlights for the first nine months is as follows:

—	Revenues increased 7.6% to $1,874.3 million.
—	Comparable company sales increased 0.3%.
—	Direct net sales increased 11.7% to $578.4 million.
—	Loss from operations decreased $778.6 million to $566.3 million.
—

We recorded non-cash impairment losses of $684 million, as a result of write downs of (i) goodwill of $536 million, (ii) intangible assets of $145 million, and (iii) certain leasehold improvements of $3 million.

—

We refinanced our Term Loan Facility and redeemed our Senior Notes, which we expect to result in annual savings of $16 million in interest expense. We recorded a loss of $58.8 million in connection with the refinancing.

—	We opened 16 J.Crew retail stores, 14 J.Crew factory stores, and 15 Madewell stores. We closed one J.Crew retail store.

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

Results of Operations – Third Quarter of Fiscal 2014 compared to Third Quarter of Fiscal 2013

	For the Thirteen Weeks Ended November 1, 2014		For the Thirteen Weeks Ended November 2, 2013		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$655.2	100.0%	$618.8	100.0%	$36.4	5.9%
Gross profit	263.3	40.2	271.5	43.9	(8.2)	(3.0)
Selling, general and administrative expenses	215.7	32.9	188.6	30.5	27.1	14.4
Impairment losses	684.0	NM	—	—	684.0	NM
Income (loss) from operations	(636.3)	NM	82.9	13.4	(719.2)	NM
Interest expense, net	17.7	2.7	26.5	4.3	(8.8)	(33.0)
Provision (benefit) for income taxes	(46.2)	(7.1)	21.0	3.4	(67.2)	NM
Net income (loss)	$(607.8)	NM %	$35.4	5.7%	$(643.2)	NM %

Revenues

Revenues increased $36.4 million, or 5.9%, to $655.2 million in the third quarter of fiscal 2014 from $618.8 million in the third quarter last year, driven primarily by an increase in sales of men’s apparel, specifically woven shirts, pants, and suiting. Comparable company sales decreased 1.7% in the third quarter of fiscal 2014. Comparable company sales increased 4.4% in the third quarter of fiscal 2013.

Stores sales increased $17.6 million, or 4.2%, to $437.8 million in the third quarter of fiscal 2014 from $420.2 million in the third quarter last year. Stores sales increased 7.3% in the third quarter of fiscal 2013. Sales from stores that have been open for less than twelve months were $55.4 million in the third quarter of fiscal 2014.

Direct sales increased $18.0 million, or 9.5%, to $207.8 million in the third quarter of fiscal 2014 from $189.8 million in the third quarter last year. Direct sales increased $33.0 million, or 21.1%, in the third quarter of fiscal 2013.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended November 1, 2014	For the Thirteen Weeks Ended November 2, 2013
Apparel:
Women’s	55%	57%
Men’s	24	23
Children’s	8	7
Accessories	13	13
	100%	100%

Other revenues increased $0.8 million to $9.6 million in the third quarter of fiscal 2014 from $8.8 million in the third quarter last year.

Gross Profit

Gross profit decreased $8.2 million to $263.3 million in the third quarter of fiscal 2014 from $271.5 million in the third quarter last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Increase in revenues	$20.2
Decrease in merchandise margin	(21.2)
Increase in buying and occupancy costs	(7.2)
Decrease in gross profit	$(8.2)

Gross margin decreased to 40.2% in the third quarter of fiscal 2014 from 43.9% in the third quarter last year. The decrease in gross margin was driven by: (i) a 320 basis point deterioration in merchandise margin primarily due to increased markdowns and (ii) a 50 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $27.1 million to $215.7 million in the third quarter of fiscal 2014 compared to $188.6 million in the third quarter last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Increase in operating expenses, primarily Stores and payroll	$14.9
Increase in depreciation	5.0
Increase in advertising and catalog costs	2.8
Other, net	4.4
Total increase in selling, general and administrative expenses	$27.1

As a percentage of revenues, selling, general and administrative expenses increased to 32.9% in the third quarter of fiscal 2014 from 30.5% in the third quarter last year.

Impairment Losses

As noted in the first and second quarters of fiscal 2014, we determined that there was substantial deterioration in the excess of fair value over the carrying value of our Stores reporting unit.   During the third quarter, we saw a further significant reduction in the profitability of our Stores reporting unit, primarily driven by performance of women’s apparel and accessories in stores, which we expect to continue at least through the first quarter of fiscal 2015. As a result of current and expected future operating results, we concluded that the carrying value of the Stores reporting unit exceeded its fair value and recorded an estimated non-cash goodwill impairment charge of $536 million.  There has been no deterioration of the excess of fair value over the carrying value of our Direct reporting unit.  Additionally, we recorded a non-cash impairment charge of $145 million to write down the intangible asset related to the J.Crew trade name.

After recording the non-cash goodwill charge of $536 million, the carrying value of goodwill is $405 million in the Stores reporting unit and $746 million in the Direct reporting unit.  After recording the non-cash intangible asset charge of $145 million, the carrying value of the J.Crew trade name is $740 million.  If operating results continue to decline below our expectations, additional impairment charges may be recorded in the future.

The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	For the Thirteen Weeks Ended November 1, 2014	For the Thirteen Weeks Ended November 2, 2013
Goodwill allocated to the Stores reporting unit	$536.2	$—
Intangible asset related to the J.Crew trade name	145.0	—
Store leasehold improvements	2.8	—
Impairment losses	$684.0	$—

     These impairment charges do not have an effect on our operations, liquidity or financial covenants, and do not change management’s long-term strategy, which includes its plans to drive disciplined growth across our brands and channels.

Interest Expense, Net

Interest expense, net of interest income, decreased $8.8 million to $17.7 million in the third quarter of fiscal 2014 from $26.5 million in the third quarter last year driven by the redemption of our Senior Notes. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended November 1, 2014	For the Thirteen Weeks Ended November 2, 2013
Term Loan Facility	$15.8	$11.9
Senior Notes	—	8.1
Amortization of deferred financing costs	1.3	2.5
Hedging losses	0.2	3.5
Other, net of interest income	0.4	0.5
Interest expense, net	$17.7	$26.5

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2014 was 7%.  The difference between the US federal statutory rate of 35% and the effective rate was driven primarily by the non-cash impairment charge related to the write off of goodwill, which is not tax deductible, and therefore has no tax benefit.  Other items impacting the effective rate include state and local income taxes and the recognition of certain foreign valuation allowances.

The effective tax rate for the third quarter of fiscal 2013 was 37%.  The difference between the US federal statutory rate of 35% and the effective rate was driven primarily by state and local income taxes, offset by certain federal tax credits.  Our annual effective tax rate in fiscal 2013 was 39%.

Net Income (Loss)

Net income (loss) decreased $643.2 million to a net loss of $607.8 million in the third quarter of fiscal 2014 from net income of $35.4 million in the third quarter last year. This decrease was due to: (i) impairment losses of $684.0 million, (ii) an increase in selling, general and administrative expenses of $27.1 million, (iii) a decrease in gross profit of $8.2 million, offset by (iv) a decrease in the provision (benefit) for income taxes of $67.2 million and (v) a decrease in interest expense of $8.8 million.

Results of Operations – First Nine Months of Fiscal 2014 compared to First Nine Months of Fiscal 2013

	Thirty-nine Weeks Ended November 1, 2014		Thirty-nine Weeks Ended November 2, 2013		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,874.3	100.0%	$1,742.0	100.0%	$132.3	7.6%
Gross profit	727.4	38.8	753.5	43.3	(26.1)	(3.5)
Selling, general and administrative expenses	609.7	32.5	540.5	31.0	69.2	12.8
Impairment losses	684.0	36.5	0.7	NM	683.3	NM
Income (loss) from operations	(566.3)	(30.2)	212.3	12.2	(778.6)	NM
Interest expense, net	57.1	3.0	78.4	4.5	(21.3)	(27.1)
Loss on refinancing	58.8	3.1	—	—	58.8	NM
Provision (benefit) for income taxes	(55.1)	(2.9)	51.7	3.0	(106.8)	NM
Net income (loss)	$(627.2)	(33.5)%	$82.2	4.7%	$(709.4)	NM

Revenues

Revenues increased $132.3 million, or 7.6%, to $1,874.3 million in the first nine months of fiscal 2014 from $1,742.0 million in the first nine months last year, driven primarily by an increase in sales of (i) women’s apparel, specifically knits, sweaters, and shirts and (ii) men’s apparel, specifically woven shirts, pants, and suiting. Comparable company sales increased 0.3% in the first nine months of fiscal 2014. Comparable company sales increased 3.1% in the first nine months of fiscal 2013.

Stores sales increased $68.2 million, or 5.7%, to $1,267.7 million in the first nine months of fiscal 2014 from $1,199.5 million in the first nine months last year. Stores sales increased 6.2% in the first nine months of fiscal 2013. Sales from stores that have been open for less than twelve months were $159.5 million in the first nine months of fiscal 2014.

Direct sales increased $60.6 million, or 11.7%, to $578.4 million in the first nine months of fiscal 2014 from $517.8 million in the first nine months last year. Direct sales increased $83.6 million, or 19.3%, in the first nine months of fiscal 2013.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirty-nine Weeks Ended November 1, 2014	For the Thirty-nine Weeks Ended November 2, 2013
Apparel:
Women’s	56%	57%
Men’s	25	24
Children’s	7	6
Accessories	12	13
	100%	100%

Other revenues increased $3.5 million to $28.2 million in the first nine months of fiscal 2014 from $24.7 million in the first nine months last year.

Gross Profit

Gross profit decreased $26.1 million to $727.4 million in the first nine months of fiscal 2014 from $753.5 million in the first nine months last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Increase in revenues	$73.3
Decrease in merchandise margin	(74.5)
Increase in buying and occupancy costs	(24.9)
Decrease in gross profit	$(26.1)

Gross margin decreased to 38.8% in the first nine months of fiscal 2014 from 43.3% in the first nine months last year. The decrease in gross margin was driven by: (i) a 400 basis point deterioration in merchandise margin primarily due to increased markdowns and (ii) a 50 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $69.2 million to $609.7 million in the first nine months of fiscal 2014 compared to $540.5 million in the first nine months last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Increase in operating expenses, primarily Stores and payroll	$40.7
Increase in depreciation	11.1
Increase in advertising and catalog costs	4.8
Increase in share-based and incentive compensation	4.5
Insurance proceeds received in the prior year	3.2
Other, net	4.9
Total increase in selling, general and administrative expenses	$69.2

As a percentage of revenues, selling, general and administrative expenses increased to 32.5% in the first nine months of fiscal 2014 from 31.0% in the first nine months last year.

Impairment Losses

As noted in the first and second quarters of fiscal 2014, we determined that there was substantial deterioration in the excess of fair value over the carrying value of our Stores reporting unit.   During the third quarter, we saw a further significant reduction in the profitability of our Stores reporting unit, primarily driven by performance of women’s apparel and accessories in stores, which we expect to continue at least through the first quarter of fiscal 2015. As a result of current and expected future operating results, we concluded that the carrying value of the Stores reporting unit exceeded its fair value and recorded an estimated non-cash goodwill impairment charge of $536 million.  There has been no deterioration of the excess of fair value over the carrying value of our Direct reporting unit.  Additionally, we recorded a non-cash impairment charge of $145 million to write down the intangible asset related to the J.Crew trade name.

After recording the non-cash goodwill charge of $536 million, the carrying value of goodwill is $405 million in the Stores reporting unit and $746 million in the Direct reporting unit.  After recording the non-cash intangible asset charge of $145 million, the carrying value of the J.Crew trade name is $740 million.  If operating results continue to decline below our expectations, additional impairment charges may be recorded in the future.

The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	For the Thirty-nine Weeks Ended November 1, 2014	For the Thirty-nine Weeks Ended November 2, 2013
Goodwill allocated to the Stores reporting unit	$536.2	$—
Intangible asset related to the J.Crew trade name	145.0	—
Store leasehold improvements	2.8	0.7
Impairment losses	$684.0	$0.7

These impairment charges do not have an effect on our operations, liquidity or financial covenants, and do not change management’s long-term strategy, which includes its plans to drive disciplined growth across our brands and channels.

Interest Expense, Net

Interest expense, net of interest income, decreased $21.3 million to $57.1 million in the first nine months of fiscal 2014 from $78.4 million in the first nine months last year driven by the redemption of our Senior Notes. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended November 1, 2014	For the Thirty-nine Weeks Ended November 2, 2013
Term Loan Facility	$46.1	$36.9
Senior Notes	5.3	24.4
Amortization of deferred financing costs	4.4	7.5
Hedging losses	0.7	8.6
Other, net of interest income	0.6	1.0
Interest expense, net	$57.1	$78.4

Loss on Refinancing

In the first quarter of fiscal 2014, we refinanced our Term Loan Facility and redeemed our Senior Notes. In connection with the refinancing, we recorded a loss of $58.8 million, the components of which are as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended November 1, 2014
Prior unrealized losses on cash flow hedge	$22.4
Call premium on Senior Notes	16.3
Write-off of deferred financing costs	15.6
Other financing costs	4.5
Loss on refinancing	$58.8

Provision for Income Taxes

The effective tax rate for the first nine months of fiscal 2014 was 8%.  The difference between the US federal statutory rate of 35% and the effective rate was driven primarily by the non-cash impairment charge related to the write off of goodwill, which is not tax deductible, and therefore has no tax benefit.  Other items impacting the effective rate include state and local income taxes and the recognition of certain foreign valuation allowances.

The effective tax rate for the first nine months of fiscal 2013 was 39%.  The difference between the US federal statutory rate of 35% and the effective rate was driven primarily by state and local income taxes, offset by certain federal tax credits.  Our annual effective tax rate in fiscal 2013 was 39%.

Net Income (Loss)

Net income (loss) decreased $709.4 million to a net loss of $627.2 million in the first nine months of fiscal 2014 from net income of $82.2 million in the first nine months of last year. This decrease was due to: (i) an increase in impairment losses of $683.3 million, (ii) an increase in selling, general and administrative expenses of $69.2 million, (iii) a loss on refinancing of $58.8 million, and (iv) a decrease in gross profit of $26.1 million, partially offset by (v) a decrease in the provision (benefit) for income taxes of $106.8 million and (vi) a decrease in interest expense of $21.3 million.

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

Operating Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended November 1, 2014	For the Thirty-nine Weeks Ended November 2, 2013
Net income (loss)	$(627.2)	$82.2
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	684.0	0.7
Depreciation of property and equipment	68.1	56.8
Loss on refinancing	58.8	—
Amortization of intangible assets	7.0	7.0
Amortization of favorable lease commitments	4.7	6.5
Share-based compensation	4.5	4.4
Amortization of deferred financing costs	4.4	7.5
Reclassification of hedging losses to earnings	—	8.6
Changes in operating assets and liabilities	(122.1)	(51.9)
Net cash provided by operating activities	$82.2	$121.8

Cash provided by operating activities of $82.2 million in the first nine months of fiscal 2014 resulted from: (i) non-cash adjustments and the loss on refinancing of $831.5 million, offset by (ii) net loss of $627.2 million and (iii) changes in operating assets and liabilities of $122.1 million due to seasonal working capital fluctuations, primarily increased merchandise inventories and reduced accrued interest as a result of our debt refinancing in March 2014.

Cash provided by operating activities of $121.8 million in the first nine months of fiscal 2013 was driven by: (i) net income of $82.2 million, (ii) non-cash adjustments of $91.5 million, offset by (iii) changes in operating assets and liabilities of $51.9 million due to seasonal working capital fluctuations and working capital management.

Investing Activities

	For the Thirty-nine Weeks Ended November 1, 2014	For the Thirty-nine Weeks Ended November 2, 2013
Capital expenditures:
New stores	$50.6	$48.8
Information technology	38.8	34.3
Other(1)	13.0	19.5
Other investing activities	2.0	—
Net cash used in investing activities	$104.4	$102.6

(1)	Includes capital expenditures for warehouse and corporate office improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $135 to $140 million for fiscal year 2014, including $65 to $70 million for new stores, $40 to $45 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes.

Financing Activities

	For the Thirty-nine Weeks Ended November 1, 2014	For the Thirty-nine Weeks Ended November 2, 2013
Proceeds from Term Loan Facility, net of discount	$1,559.2	$—
Repayment of former term loan	(1,167.0)	(9.0)
Redemption of Senior Notes	(400.0)	—
Costs paid in connection with refinancing of debt	(21.4)	—
Dividend and contribution to Parent	(19.1)	(0.6)
Principal repayments of Term Loan Facility	(7.9)	—
Net cash used in financing activities	$(56.2)	$(9.6)

Cash used in financing activities was $56.2 million in the first nine months of fiscal 2014 resulting from (i) costs paid in connection with the refinancing of debt and (ii) the payment of dividends to an indirect parent company to fund debt service obligations.

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

On November 1, 2014, outstanding standby letters of credit were $10.9 million, excess availability, as defined, was $239.1 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $1.4 million and $3.3 million in the first nine months of fiscal 2014 and fiscal 2013, respectively.

Demand Letter of Credit Facility

We have an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $35 million of documentary letters of credit on a no fee basis. On November 1, 2014, outstanding documentary letters of credit were $16.6 million and availability was $18.4 million under this facility.

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

The interest rate on the outstanding amounts under the Term Loan Facility was 4.00% on November 1, 2014.

PIK Notes

On November 4, 2013, Chinos Intermediate Holdings A, Inc. (the “Issuer”), an indirect parent holding company of Group, issued $500 million aggregate principal of 7.75/8.50% Senior PIK Toggle Notes due May 1, 2019 (the “PIK Notes”).  The PIK Notes are (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in our financial statements. We declared dividends to the Issuer in the first and third quarters of fiscal 2014 to fund the semi-annual interest payments due May 1, 2014 and November 3, 2014. Additionally, while not required, we intend to pay dividends to the Issuer to fund future interest payments, which would aggregate to $174 million through the remainder of the term if all interest on the PIK Notes is paid in cash.

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures, (ii) debt service requirements, including required (a) quarterly principal repayments, (b) repayments based on annual excess cash flows as defined and (c) dividends to the Issuer for the purposes of servicing debt, and (iii) working capital. Management anticipates that capital expenditures in fiscal 2014 will be approximately $135 to $140 million, including $65 to $70 million for new stores, $40 to $45 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes. Management believes that our current balances of cash and cash equivalents, cash flow from operations and amounts available under the ABL Facility will be adequate to fund our short-term and long-term liquidity needs. Our ability to satisfy these obligations and to remain in compliance with the financial covenants under our financing arrangements, depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

As noted in the first and second quarters of fiscal 2014, we determined that there was substantial deterioration in the excess of fair value over the carrying value of our Stores reporting unit.   During the third quarter, we saw a further significant reduction in the profitability of our Stores reporting unit, primarily driven by performance of women’s apparel and accessories in stores, which we expect to continue at least through the first quarter of fiscal 2015. As a result of current and expected future operating results, we concluded that the carrying value of the Stores reporting unit exceeded its fair value and recorded an estimated non-cash goodwill impairment charge of $536 million.  There has been no deterioration of the excess of fair value over the carrying value of our Direct reporting unit.  Additionally, we recorded a non-cash impairment charge of $145 million to write down the intangible asset related to the J.Crew trade name.

If operating results continue to decline below our expectations, additional impairment charges may be recorded in the future. These impairment charges do not have an effect on our operations, liquidity or financial covenants, and do not change management’s long-term strategy, which includes its plans to drive disciplined growth across our brands and channels.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of November 1, 2014, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$10.9	$9.6	$0.5	$0.8	$—
Documentary	16.6	16.6	—	—	—
	$27.5	$26.2	$0.5	$0.8	$—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our Term Loan Facility. Borrowings pursuant to our Term Loan Facility bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 1.00%, plus the applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will in turn, increase or decrease our net income and cash flow.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps whereby we receive floating rate payments based on the greater of LIBOR and the floor rate and make payments based on a fixed rate. As of November 1, 2014, we had interest rate swaps covering a notional amount of $500 million. Under these swap agreements, LIBOR is fixed at 3.56%, plus the applicable margin, through maturity in March 2016.

In August 2014, the Company entered into new interest rate cap and swap agreements, which together with existing interest rate swaps, limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness. The interest rate cap agreements cover a notional amount of $400 million and cap LIBOR at 2.00% from March 2015 to March 2016. The interest rate swap agreements cover a notional amount of $800 million from March 2016 to March 2019. Under the terms of these agreements, the Company’s effective fixed interest rate on the notional amount of indebtedness is 2.56% plus the applicable margin.

As a result of the floor rate described above, we estimate that a 1% increase in LIBOR would not impact our interest expense in the current fiscal year.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 20, 2013, a purported class action complaint was filed in the United States District Court for the District of Massachusetts by an individual claiming that the Company collected her ZIP code unlawfully in connection with a retail purchase she made at a Massachusetts store. That action, captioned Miller v. J.Crew Group, Inc., 13-cv-11487 (the “Miller Action”), purports to be brought on behalf of a class of customers whose ZIP codes were collected and recorded at Company stores in Massachusetts in connection with credit card purchases, and claims that the company used the collected ZIP code data to obtain customers’ addresses for purposes of mailing them unwanted advertising material. The Miller Action seeks money damages pursuant to a claim under Chapter 93A of the General Laws of Massachusetts and a claim for unjust enrichment. The Company filed a motion to dismiss the unjust enrichment claim, and on April 22, 2014, the Court denied that motion without prejudice to the Company’s ability to re-file it later in the litigation. On May 15, 2014, the Company answered the plaintiff’s complaint. On June 1, 2014, the parties to the Miller Action entered into a settlement agreement and release (the “Settlement Agreement”). The Court granted preliminary approval of the Settlement Agreement on June 27, 2014. Notice of the settlement was sent to class members on July 25, 2014. The Settlement Agreement was approved by the Court on October 15, 2014. The resolution of the Miller Action did not have a significant impact on the Company’s consolidated financial statements.

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

We have recognized substantial goodwill and intangible asset impairment losses in the current fiscal year and may be required to recognize additional non-cash impairment losses in the future.

During the third quarter of 2014, we recorded a non-cash impairment charge of $684 million related to our goodwill allocated to our Stores reporting unit, intangible asset for our trade name and certain store leasehold improvements. At November 1, 2014, we had $1,151 million of remaining goodwill and $740 million of remaining intangible assets related to our J.Crew trade name on our balance sheet. We could experience material impairment losses in the future.  Certain factors, including consumer spending levels, industry and macroeconomic conditions, and the future profitability of our businesses, might have a negative impact on the carrying value of our goodwill and intangible assets.  The process of testing goodwill and intangible assets for impairment involves numerous judgments, assumptions and estimates made by management including expected future profitability, cash flows and the fair values of assets and liabilities, which inherently reflect a high degree of uncertainty and may be affected by significant variability.  If the business climate deteriorates, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill and intangible assets may become impaired in future periods.  This would in turn have an adverse impact on our financial position and results of operations.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at November 1, 2014 and February 1, 2014, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended November 1, 2014 and November 2, 2013, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirty-nine weeks ended November 1, 2014 and the fifty-two weeks ended February 1, 2014, (v) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: December 4, 2014	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: December 4, 2014	By:	/S/ STUART C. HASELDEN
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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at November 1, 2014 and February 1, 2014, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended November 1, 2014 and November 2, 2013, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirty-nine weeks ended November 1, 2014 and the fifty-two weeks ended February 1, 2014, (v) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.