Form 10-K
period 2015-01-31
J CREW GROUP INC
filed 2015-03-17
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 2, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

There were 1,000 shares of the Company’s $0.01 par value common stock outstanding on March 13, 2015.

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

Overview

J.Crew is an internationally recognized multi-brand apparel and accessories retailer that differentiates itself through high standards of quality, style, design and fabrics. We are a vertically-integrated omni-channel specialty retailer that operates stores and websites both domestically and internationally. We design, market and sell our products, including those under the J.Crew® and Madewell® brands, offering complete assortments of women’s, men’s and children’s apparel and accessories. We believe our customer base consists primarily of affluent, college-educated, professional and fashion-conscious women and men.

We sell our J.Crew and Madewell merchandise through our retail and factory stores, our websites and our catalogs. As of January 31, 2015, we operated 280 J.Crew retail stores, 139 J.Crew factory stores, and 85 Madewell stores throughout the United States, Canada, the United Kingdom and Hong Kong; compared to 265 J.Crew retail stores, 121 J.Crew factory stores, and 65 Madewell stores as of February 1, 2014. Additionally, we opened our first store in Paris, France in March 2015.

Our fiscal year ends on the Saturday closest to January 31, typically resulting in a 52-week year, but occasionally includes an additional week, resulting in a 53-week year. All references to fiscal 2014 reflect the results of the 52-week period ended January 31, 2015; all references to fiscal 2013 reflect the results of the 52-week period ended February 1, 2014; and all references to fiscal 2012 reflect the results of the 53-week period ended February 2, 2013. In addition, all references to fiscal 2015 reflect the 52-week period ending January 30, 2016.

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

Brands and Merchandise

We project our brand image through consistent creative messaging in our store environments, websites and catalogs and with our superior customer service. We maintain our brand image by exercising substantial control over the design, production, presentation and pricing of our merchandise and primarily by selling our products ourselves. Senior management is extensively involved in all phases of our business including product design and sourcing, assortment planning, store selection and design, website experience and the selection of photography for each catalog.

J.Crew. Introduced in 1983, J.Crew offers a complete assortment of women’s and men’s apparel and accessories, including outerwear, suiting, casual attire, wedding and bridesmaids dresses, swimwear, shoes, handbags, belts, socks, jewelry and more. J.Crew offers products ranging from casual t-shirts and denim to limited edition “collection” items, such as hand-embellished sweaters and coats, Italian cashmere, limited edition prints and patterns, and vintage inspired details. We also offer a curated selection of other brands that we have partnered with offering unique, hard-to-find items consistent with our brand philosophy. J.Crew products are sold through our J.Crew retail and factory stores and our J.Crew and factory websites. Our J.Crew catalog provides a branding and traffic-driving vehicle that supports all channels of distribution. Introduced in 2006, crewcuts reflects the same high standard of quality, style and design that we offer under the J.Crew brand. Crewcuts offers a product assortment of apparel and accessories for the children’s market from infant to children’s size 14. Crewcuts products are sold through stand-alone retail and factory stores, shop-in-shops in our J.Crew retail and factory stores and our J.Crew and factory websites.

Madewell. Introduced in 2006, Madewell is a modern-day interpretation of a denim based clothing label originally founded in 1937. Madewell offers products exclusively for women, including perfect-fitting, heritage-inspired jeans and all the “downtown-cool” pieces to wear with them, from vintage-influenced tees, cardigans and blazers, to boots and jewelry. Madewell products are sold primarily through Madewell retail stores and our Madewell website.

A summary of our revenues by brand is as follows:

(in millions, except percentages)	Fiscal 2014		Fiscal 2013		Fiscal 2012(b)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
J.Crew	$2,295.1	89.0%	$2,212.7	91.1%	$2,066.2	92.8%
Madewell	245.3	9.5	181.4	7.5	131.9	5.9
Other(a)	39.3	1.5	34.2	1.4	29.6	1.3
Total	$2,579.7	100.0%	$2,428.3	100.0%	$2,227.7	100.0%

(a)	Consists primarily of shipping and handling fees and revenues from third-party resellers.
(b)	Consists of 53 weeks.

Stores

J.Crew Retail. Our J.Crew retail stores are located in upscale regional malls, lifestyle centers and street locations. Our retail stores are designed and fixtured with the goal of creating a distinctive, sophisticated and inviting atmosphere, with displays and information about product quality. We believe situating our stores in desirable locations is critical to the success of our business, and we determine store locations, as well as individual store sizes, based on geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other high-end specialty retail stores. As of January 31, 2015, we operated 280 J.Crew retail stores (including eight crewcuts stores) throughout the United States, Canada, the United Kingdom and Hong Kong.

Our J.Crew retail stores averaged approximately 6,300 total square feet as of January 31, 2015, but are “sized to the market,” which means that we adjust the size of a particular retail store based on the projected revenues from that particular store. For example, at the end of fiscal 2014, our largest retail store, located in New York, was approximately 21,000 square feet, and our smallest retail store, a crewcuts store located in Connecticut, was approximately 900 square feet.

J.Crew Factory. Our J.Crew factory stores are located primarily in large outlet malls and are designed with simple, volume driving visuals to maximize the sale of key items. We design and develop a specific line of merchandise for our J.Crew factory stores based primarily on products sold in previous seasons in our J.Crew retail stores and through our website. As of January 31, 2015, we operated 139 J.Crew factory stores (including three crewcuts factory stores) throughout the United States and Canada.

Our J.Crew factory stores averaged approximately 5,600 total square feet as of January 31, 2015, and are also “sized to the market.” For example, at the end of fiscal 2014, our largest factory store, located in New York, was approximately 10,300 square feet, and our smallest factory store, a factory crewcuts store located in Florida, was approximately 1,500 square feet.

Madewell. Our Madewell stores are located in upscale regional malls, lifestyle centers and street locations. Our Madewell store environments are carefully designed with the goal of capturing the look and feel of a downtown boutique, while reflecting high quality and sophistication. As of January 31, 2015, we operated 85 Madewell stores throughout the United States.

Our Madewell stores averaged approximately 3,500 total square feet as of January 31, 2015. At the end of fiscal 2014, our largest Madewell store, located in Washington, D.C., was approximately 9,600 square feet, and our smallest Madewell store, located in New York, was approximately 2,500 square feet.

A summary of the number of stores that we operated over the past three fiscal years is as follows:

	J.Crew
	Retail	Factory	Total	Madewell	Total
Fiscal 2012:
Beginning of year	234	96	330	32	362
New	19	10	29	17	46
Closed	(6)	—	(6)	(1)	(7)
End of year	247	106	353	48	401
Fiscal 2013:
Beginning of year	247	106	353	48	401
New	19	15	34	17	51
Closed	(1)	—	(1)	—	(1)
End of year	265	121	386	65	451
Fiscal 2014:
Beginning of year	265	121	386	65	451
New	17	18	35	20	55
Closed	(2)	—	(2)	—	(2)
End of year	280	139	419	85	504

E-commerce

We also serve customers through our e-commerce business, which includes websites for the J.Crew, factory and Madewell brands. Our websites allow customers to purchase our merchandise over the Internet and include jcrew.com, jcrewfactory.com and madewell.com. Additionally, we utilize a third party to accept and fulfill website orders from customers in over 100 countries outside of the United States and Canada. We also use our websites to sell exclusive styles not available in stores, introduce and test new product offerings, offer extended sizes and colors on various products, and drive targeted marketing campaigns.

Financial Information about Segments

In the fourth quarter of fiscal 2014, we changed our operating segments to align with our omni-channel strategy, which focuses on a seamless approach to the customer experience through all available sales channels. Prior to such change, as a multi-channel retailer, we allocated resources to our channels, Stores and Direct. As an omni-channel retailer, we now allocate resources to our brands. Therefore, we have determined our operating segments to be J.Crew and Madewell, which have been aggregated into one reportable segment because they have similar class of consumers, economic characteristics, nature of products, nature of production and distribution methods.

Shared Resources That Support Our Brands

Design and Merchandising

On the basis of data collected from customers through our e-commerce business, we believe our customer base consists primarily of affluent, college educated, professional and fashion-conscious women and men. We seek to appeal to our customers by creating high quality products that reflect our customers’ affluent and active lifestyles across a broad range of price points.

We believe one of our key strengths is our design team, which designs merchandise that reinforces our constantly evolving brands. Our collections are designed to reflect a clean and fashionable aesthetic that incorporates high quality fabrics and construction as well as consistent fits and detailing.

Our products are developed in four seasonal collections and are rolled-out for monthly product introductions in our stores, on our websites and in our periodic catalog mailings. The design process begins with our designers developing seasonal collections eight to twelve months in advance. Our designers regularly travel domestically and internationally to develop color and design ideas. Once the design team has developed a season’s color palette and design concepts, they order a sample assortment in order to evaluate the details of the collection, such as how color takes to a particular fabric. The design team then presents the collection to senior management. The presentation reflects the design team’s vision, from color direction and flow, to styling and silhouette evolution.

Our teams work closely with each other in order to leverage market data, ensure the quality of our products and remain true to our unified brand aesthetic and voice. Our technical design team develops construction and fit specifications for every product, ensuring quality workmanship and consistency across product lines.

Because our product offerings originate from a single concept assortment, we believe that we are able to efficiently offer an assortment of styles within each season’s line while still maintaining a unified vision. As a final step that is intended to ensure image consistency, our senior management reviews the full line of products for each season before they are manufactured.

Marketing and Advertising

As part of our omni-strategy, we communicate a consistent brand message across our stores, our websites, our catalogs, email marketing, online advertising, and our social media presence. Our core marketing objectives are structured to drive awareness and differentiation of our brands, increase new customer acquisition, maintain and build customer retention and loyalty, and build brand awareness internationally. Our catalogs serve as an important branding vehicle to communicate to our customers. In fiscal 2014, we circulated approximately 2.8 billion catalog pages.

Digital marketing and social media have played an important part of our strategy in our recent history and are among our most effective marketing tools. We have found that J.Crew customers who engage with us through our social media outlets (Facebook, Twitter, Pinterest or Instagram) spend approximately two times more than the average J.Crew customer. Facebook is the current leading platform in terms of size and time spent on site, but there are significant growth opportunities in our new visual platforms, such as Pinterest and Instagram.

We offer a private-label credit card in our J.Crew brand which is issued and serviced by a third-party provider. In fiscal 2014, sales on the J.Crew credit card made up approximately 15% of our net sales. We believe that our credit card program encourages frequent store and website visits and promotes multiple-item purchases, thereby cultivating customer loyalty to the J.Crew brand and increasing sales. The J.Crew credit card offers rewards based on customer spend.

Sourcing

We source our merchandise in two ways: (i) through the use of buying agents, and (ii) by purchasing merchandise directly from trading companies and manufacturers. We have no long-term merchandise supply contracts, and we typically transact business on an order-by-order basis. In fiscal 2014, we worked with 11 buying agents, who supported our relationships with vendors that supplied approximately 60% of our merchandise, with one of these buying agents supporting our relationships with vendors that supplied approximately 45% of our merchandise. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with the vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in the factories, inspecting finished merchandise and carrying out other administrative communications on our behalf. In fiscal 2014, we worked with a number of trading companies, through which we purchased approximately 22% of our merchandise. Trading companies control factories that manufacture merchandise and also handle certain other shipping and customs matters related to importing the merchandise into the United States. We sourced the remaining 18% of our merchandise directly from manufacturers within the United States and overseas, the majority of whom we have long-term, and in our opinion, stable relationships.

Our sourcing base currently consists of 230 vendors who operate 385 factories in 22 countries. Our top 10 vendors supply 43% of our merchandise. Each of our top 10 vendors uses multiple factories to produce its merchandise, which we believe gives us a high degree of flexibility in placing production of our merchandise. We believe we have developed strong relationships with our vendors, some of which rely upon us for a significant portion of their business.

In fiscal 2014, approximately 87% of our merchandise was sourced in Asia (with 69% of our products sourced from China and Hong Kong), 11% was sourced in Europe and other regions, and 2% was sourced in the United States. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution

We own a 282,000 square foot facility in Asheville, North Carolina that houses our distribution operations for our stores. This facility currently employs approximately 330 full and part-time associates during our non-peak season and approximately 20 additional associates during our peak season. Merchandise is transported from this distribution center to our stores by independent trucking companies, with a transit time of approximately two to five days.

We also own two facilities in Lynchburg, Virginia, including a 425,000 square foot facility and a 63,700 square foot facility. These facilities contain a customer call center and order fulfillment operations for our e-commerce business. The Lynchburg facilities currently employ approximately 1,280 full and part-time associates during our non-peak season and approximately 240 additional associates during our peak season. Merchandise sold through our e-commerce business is sent directly to customers from this distribution center or our stores via the United States Postal Service, UPS or Federal Express.

We lease a 45,800 square foot customer call center in San Antonio, Texas. This facility currently employs approximately 310 full and part-time associates during our non-peak season and approximately 180 additional associates during our peak season.

We also utilize third party distribution centers to support our factory and international e-commerce businesses.

Management Information Systems

Our management information systems are designed to provide comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing, distribution and financial reporting functions of our business. We also have point-of-sale systems in our stores that enable us to track inventory from store receipt to final sale on a real-time basis. We have an agreement with a third party to provide hosting services and administrative support for portions of our infrastructure. In addition, our websites are hosted by a third party at its data center.

We believe our merchandising and financial systems, coupled with our point-of-sale systems and software programs, allow for item-level stock replenishment, merchandise planning and real-time inventory accounting practices. Our telephone and telemarketing systems, warehouse package sorting systems, automated warehouse locator and inventory bar coding systems use current technology, and are designed with our highest-volume periods in mind, which results in substantial flexibility and ample capacity in our lower-volume periods. We also subject our systems to stress tests during low-volume periods to ensure optimal performance during our peak season. We are investing significantly in expanding and upgrading our information systems including our omni-channel capabilities, networks and infrastructure to support recent and expected future growth.

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

Cyclicality and Seasonality

Our industry is cyclical and our revenues are affected by general economic conditions. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates, foreign currency exchange rates and consumer confidence.

Our business is seasonal and as a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly December when customers make holiday purchases. In fiscal 2014, we realized approximately 27% of our revenues in the fourth fiscal quarter.

Competition

The specialty retail industry is highly competitive. We compete primarily with specialty retailers, department stores, catalog retailers and e-commerce businesses that engage in the sale of women’s, men’s and children’s apparel, accessories, shoes and similar merchandise. We compete on quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of our brands, as well as our omni-channel strategy which focuses on a seamless approach to the customer experience through all available sales channels. We believe that we also differentiate ourselves from competitors on the basis of our signature product design, our ability to offer both designer-quality products at higher price points and more casual items at lower price points, our focus on the quality of our product offerings and our customer-service oriented culture. We believe our success depends in substantial part on our ability to originate and define product and fashion trends as well as to timely anticipate, gauge and react to changing consumer demands.

Associates

As of January 31, 2015, we had approximately 15,600 associates, of whom approximately 5,700 were full-time associates and 9,900 were part-time associates. Approximately 1,320 of these associates are employed in our customer call center and order fulfillment operations facilities in Lynchburg, Virginia; approximately 340 of these associates work in our store distribution center in Asheville, North Carolina; and approximately 420 of these associates work in our call center in San Antonio, Texas. In addition, approximately 3,200 associates are hired on a seasonal basis in these facilities and our stores to meet demand during the peak season. None of our associates are represented by a union. We have had no labor-related work stoppages and we believe our relationship with our associates is good.

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

Available Information

We make available free of charge on our website, www.jcrew.com, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the Securities and Exchange Commission (the “SEC”). The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Copies of the reports and other information we file with the SEC may also be examined by the public without charge at 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information.

ITEM 1A.	RISK FACTORS.

We face a variety of risks that are substantial and inherent in our business. The following are some of the more important risk factors that could affect our business.

Risks Related to Our Business and Our Industry

Unfavorable economic conditions could materially adversely affect our financial condition and results of operations.

Economic conditions around the world can impact our customers and affect the general business environment in which we operate and compete. Our results can be impacted by a number of macroeconomic factors, including, but not limited to, consumer confidence and spending levels, employment rates, consumer credit availability, fuel and energy costs, raw materials costs, global factory production, commercial real estate market conditions, credit market conditions, foreign currency exchange rates, interest rates, taxation, the level of customer traffic in malls and shopping centers and changing demographic patterns.

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

We believe that our current cash balance, cash flow from operations and availability under our senior secured credit facilities, provide us with sufficient liquidity. However, a decrease in liquidity of our customers and suppliers could have a material adverse effect on our cash flows, results of operations and liquidity.

Failure to achieve sufficient levels of revenue and cash flow could result in impairment charges. Various uncertainties, including changes in consumer preferences or deterioration in the economic environment could impact expected cash flows, and may result in an impairment of store fixed assets, intangible assets, or goodwill. Although an impairment charge would be a non-cash expense, any impairment charges could materially increase our expenses and reduce our profitability.

The specialty retail industry is cyclical, and a decline in consumer spending on apparel and accessories could reduce our sales and slow our growth.

The industry in which we operate is cyclical. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including general economic conditions and the level of disposable consumer income, the availability of consumer credit, interest rates, foreign exchange rates, taxation, consumer confidence in future economic conditions and demographic patterns. Because apparel and accessories generally are discretionary purchases, declines in consumer spending patterns may impact us more negatively as a specialty retailer. Therefore, we may not be able to grow revenues or increase profitability if there is a decline in consumer spending patterns or we decide to slow or alter our growth plans in anticipation of or in response to a decline in consumer spending.

We operate in the highly competitive specialty retail industry, and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in loss of our market share.

We face intense competition in the specialty retail industry. We compete primarily with specialty retailers, department stores, catalog retailers and e-commerce businesses that engage in the sale of women’s, men’s and children’s apparel, accessories, and similar merchandise. We compete on quality, design, customer service and price. We are not in the “fast fashion” business but it appears that an increasing number of customers are attracted to the aggressive pricing strategies of those retailers.  Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources, devote greater resources to the marketing and sale of their products, generate greater international brand recognition or adopt more aggressive pricing policies than we can. A number of our competitors are now operating a more promotional business than in the past, both in-store and online.  This promotional environment has negatively impacted our revenues and gross profit and may continue to do so in the future.  In addition, consumers are increasingly seeking retail experiences which emphasize value, personalization and an omni-channel environment where the store, mobile and online shopping experience is tightly integrated.  While we are working to meet these evolving customer expectations, there can be no assurance that we will do so effectively or without incurring substantial expense, which could impact our results of operations and liquidity.

The rapid pace of technological change may require us to incur costs to implement new systems and platforms in order to meet customer demand and to provide a desirable omni-channel shopping experience for our customers.

If we are unable to gauge fashion trends or react to changing consumer preferences in a timely manner, our sales will decrease.

We believe our success depends in substantial part on our ability to:

•	originate and define product and fashion trends,
•	anticipate, gauge and react to changing consumer demands in a timely manner, and
•	translate market trends into desirable, saleable products far in advance of their offerings in our stores, on our websites, and in our catalogs.

Because we enter into agreements for the manufacture and purchase of merchandise well in advance of the season in which merchandise will be sold, we are vulnerable to changes in consumer demand, pricing shifts and suboptimal merchandise selection and timing of merchandise purchases. We attempt to mitigate the risks of changing fashion trends and product acceptance in part by devoting a portion of our product line to classic styles that are not significantly modified from year to year. Nevertheless, if we misjudge the market for our products or overall level of consumer demand, we may be faced with significant excess inventories for some products and missed opportunities for others.  Recently, there has been a trend toward athletic wear as a fashion statement, which is not a category that represents a significant part of our women’s assortment.  If this trend continues, our sales may decrease. Our brands’ images may also suffer if customers believe we are no longer able to offer the latest fashions or if we fail to address and respond to customer feedback or complaints. The occurrence of these events, among others, could hurt our financial results and liquidity by decreasing sales. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

We rely on the experience and skills of key personnel, the loss of whom could damage our brands’ images and our ability to sell our merchandise.

We believe we have benefited substantially from the leadership and strategic guidance of our chief executive officer, as well as other key executives and members of our creative team, who are primarily responsible for executing our strategy. The loss, for any reason, of the services of any of these individuals and any negative market or industry perception arising from such loss could damage our brands’ images. Our executive and creative teams have substantial experience and expertise in the specialty retail industry and have made significant contributions to our growth and success. The unexpected loss of one or more of these individuals could delay the development and introduction of, and harm our ability to sell, our merchandise. In addition, products we develop without the guidance and direction of these key personnel may not receive the same level of acceptance.

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

We have grown our business in recent years by expanding our product offerings and sales channels, including by marketing our crewcuts line of children’s apparel and accessories and our Madewell brand of women’s apparel and accessories. We have opened a small number of free-standing stores dedicated to men’s wear, crewcuts and “collection” items. Since 2011, we have opened stores in Canada, the United Kingdom, Hong Kong and France, which opened in Paris in March 2015, and expanded our international shipping. These strategies involve various risks discussed elsewhere in these risk factors, including:

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

Our growth strategy depends on the successful execution of our efforts to grow our brands, develop our omni-channel shopping experience and expand internationally.

Our customers are seeking an omni-channel shopping experience through the integration of store and digital shopping channels.  We have implemented systems that allow us to manage our inventory efficiently across all channels and to ship merchandise from stores to customers and we continue to explore additional capabilities that will broaden our omni-channel experience, including mobile, order online and pick up in the store, and various capacity and efficiency enhancements. However, these initiatives involve significant investments in IT systems and significant operational changes.  In addition, our competitors are also investing in omni-

channel capabilities, some of which may be more successful than our initiatives.  If we do not implement and expand our omni-channel initiatives successfully or we do not realize our anticipated return on these investments, then our operating results could be negatively impacted and we could fail to meet our strategic and financial goals.

Our growth strategy also includes international expansion. Since 2011, we opened stores in Canada, the United Kingdom, Hong Kong and France, which opened in Paris in March 2015, and expanded our online presence to a number of countries. We plan to open stores in additional countries in the future, including other locations in Asia and Europe, where brand recognition may be limited. We do not have experience operating in these regions and we will face established competition in most of these markets. Many of these countries have different operational and legal requirements, including, but not limited to, employment and labor, transportation, logistics, real estate, product labelling, product safety, consumer protection, data privacy and local reporting requirements. Consumer tastes, sizes and trends may differ from country to country and there may be seasonal differences, which, if we do not anticipate, may result in lower sales and/or margins for our products. Our success internationally could also be adversely impacted by the global economy, fluctuations in foreign currency exchange rates, changes in diplomatic or trade relationships, political instability and foreign government regulation.

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

As we execute our growth strategies, we may not adequately manage the related organizational changes needed for successful execution.  In addition, we may distract key resources related to our core business as a result of the focus on omni-channel growth and international expansion.

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

We devote substantial resources to online marketing. In addition to changing consumer preferences and buying trends relating to online usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. We have plans to make certain changes to our web hosting platform in the future and changes to this system could result in disruption to our websites if not implemented successfully. Our failure to successfully respond to these risks and uncertainties could reduce e-commerce sales, increase costs and damage the reputation of our brands. Data privacy and information security is regulated at the international, federal and state levels, and compliance with any changes in the laws and regulations enacted by these governments will likely increase the cost of doing business.

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

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and employees, and we process customer payment card and check information.  We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. There can be no assurance that we will not suffer a data compromise, that unauthorized parties will not gain access to personal information, or that any such data compromise or access will be discovered in a timely way. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal information, payment card or check information or confidential business information of our Company. In addition, there may be non-technical issues, such as our employees, contractors or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. Advances in computer and software capabilities, new tools and other developments may increase the risk of such a breach.

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

We expanded our store base by 53 net new stores in fiscal 2014. We are also reviewing our existing store base and identifying opportunities, where available, to renegotiate the terms of those leases. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew our existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

Reductions in the volume of mall traffic or closing of shopping malls as a result of unfavorable economic conditions or changing demographic patterns could significantly reduce our sales and leave us with excess inventory.

Most of our stores are located in shopping malls or outlet centers. Sales at these stores are derived, in part, from the volume of traffic in those locations. Our stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores and the continuing popularity of the malls as shopping destinations. Unfavorable economic conditions, particularly in certain regions, have adversely affected mall traffic and resulted in the closing of certain anchor stores and has threatened the viability of certain commercial real estate firms which operate major shopping malls. A continuation of this trend, including failure of a large commercial landlord or continued declines in the popularity of mall shopping generally among our customers, would reduce our sales and leave us with excess inventory. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

Our inability to maintain or increase levels of comparable company sales could cause our earnings to decline.

If our future comparable company sales fail to meet expectations, our earnings could decline. In addition, our results have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, in the previous three fiscal years, our quarterly comparable company sales changes have ranged from an increase of 16.0% to a decrease of 3.2%. A variety of factors affect comparable company sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions.

In addition, the recent unfavorable economic environment and the resulting softening apparel demand has led to a more promotional environment across the specialty retail industry, which has impacted our promotional posture and our gross margins. In addition, this promotional pricing may have a negative effect on our brands’ images, which may be difficult to counteract once the economy improves.

Over the past several years, various regions of the country have experienced extreme weather patterns.  Significant amounts of snow, wind, ice, flooding and other weather elements have caused and may continue to cause a greater number of store closures or lost revenue than we have historically experienced.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third party vendors for the manufacture of all of our products. Our products are manufactured to our specifications primarily by factories outside of the United States. We cannot control all of the various factors, which include inclement weather, natural disasters, political and financial instability, strikes, health concerns regarding infectious diseases, and acts of terrorism that might affect a manufacturer’s ability to ship orders of our products in a timely manner or to meet our quality standards. Inadequate labor conditions, health or safety issues in the factories where goods are produced can negatively impact our brands reputations. Late delivery of products or delivery of products that do not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores for those items. These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

In fiscal 2014, approximately 98% of our merchandise was sourced from foreign factories. In particular, approximately 69% of our merchandise was sourced from China and Hong Kong. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. While substantially all of our foreign purchases of our products are negotiated and paid for in U.S. dollars, the cost of our products may be affected by fluctuations in the value of relevant foreign currencies. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, economic conditions, disruption of imports by labor disputes and local business practices.

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

Increases in the demand for, or the price of, raw materials used to manufacture our products or other fluctuations in sourcing or distribution costs could increase our costs and hurt our profitability.

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

Most of our products are shipped from our vendors by ocean.  If a disruption occurs in the operation of ports through which our products are imported, we may incur increased costs related to air freight or to alternative ports.  Shipping by air is significantly more expensive than shipping by ocean and our margins and profitability could be reduced.  Shipping to alternative ports could also lead to delays in receipt of our products.

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

A substantial portion of our e-commerce order fulfillment operations are housed in a single facility along with one of our customer call centers, while distribution operations for our stores are housed in another single facility. Although we maintain back-up systems for these facilities and have a contract with a third party distribution center for a portion of our e-commerce business, we may not be able to prevent a significant interruption in our operations if one or both of these facilities were impacted by a natural disaster, accident, failure of the inventory locator or automated packing and shipping systems we use or other events. In addition, we have upgraded certain of our website systems, including our web platform, order management system and warehouse management system in order to support recent and expected future growth. We experienced some interruptions in the past in connection with our website systems and while we made progress in stabilizing these systems, there can be no assurance that future interruptions will not occur. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

Third party failure to deliver merchandise to our distribution centers, stores and customers or a disruption or adverse condition affecting our distribution centers could result in lost sales or reduced demand for our merchandise.

Our success depends on the timely receipt of merchandise from our vendors to our distribution centers, and timely delivery of merchandise from our distribution facilities to stores and customers. Independent third party transportation companies deliver our merchandise to our distribution centers, stores and customers. Some of these third parties employ personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our brands, increased logistics costs and excess inventory.

We currently operate two of our own distribution centers in North Carolina and Virginia.  In addition, we also utilize distribution centers in Ohio and Canada which are independently owned and operated.  If these independent distribution centers fail to respond adequately to our warehousing, distribution and transportation needs, we could be adversely affected. Timely receipt of merchandise by our distribution centers, stores and customers may also be affected by factors such as inclement weather, natural disasters, accidents, system failures and acts of terrorism. We may respond by increasing markdowns or initiating marketing promotions, which would decrease our gross profits and net income. Inability to recover from a business interruption and return to normal operations within a reasonable period of time could have a material adverse impact on our results of operations and damage our brand reputation.

Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed, existing trade restrictions become more burdensome or disruption occur at our suppliers or at the ports.

Trade restrictions, including increased tariffs, safeguards or quotas, on apparel and accessories could increase the cost or reduce the supply of merchandise available to us. We source our merchandise through buying agents and by purchasing directly from trading companies and manufacturers, predominately in various foreign countries. There are quotas and trade restrictions on certain categories of goods and apparel from China and countries that are not subject to the World Trade Organization Agreement, which could have a significant impact on our sourcing patterns in the future. New initiatives may be proposed that may have an impact on our sourcing from certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products we purchase. We cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items could increase the cost, delay shipping or reduce the supply of apparel available to us or may require us to modify our current business practices, any of which could hurt our profitability.

We rely on our suppliers to manufacture and ship the products they produce for us in a timely manner.  We also rely on the free flow of goods through open and operational ports worldwide.  Labor disputes at various ports or at our suppliers could increase costs for us and delay our receipt of merchandise, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions.

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

Legal requirements frequently change and are subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. Failure to define clear roles and responsibilities or to regularly communicate with and train our associates may result in noncompliance with applicable laws and regulations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws and regulations, which may increase our costs and materially limit our ability to operate our business. We expect the costs of compliance and risks to our business in this area to increase as we expand our international and e-commerce business.

Our financial results could be adversely impacted by currency exchange rate fluctuations.

Although our international revenues are a small percentage of our business, we expect they will increase as we execute our long-term strategy.  As a result, our future revenues and results of operations could be impacted by changes in foreign currency exchange rates.  Revenues and certain expenses in markets outside the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.  In addition, our international subsidiaries transact in currencies other than their functional currency, primarily in respect of inventory purchases denominated in U.S. dollars, which could result in foreign currency transaction gains or losses.  Finally, our vendors and suppliers may also be impacted by currency exchange rate fluctuations with respect to the purchase of fabric and other raw materials.

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

During fiscal 2014, we recorded a non-cash impairment charge of $710 million related to goodwill allocated to our Stores reporting unit, the intangible asset for our trade name and certain store leasehold improvements. At January 31, 2015, we had $1,125 million of remaining goodwill and $740 million remaining of an intangible asset related to our J.Crew trade name on our balance sheet. We could experience material impairment losses in the future.  Certain factors, including consumer spending levels, industry and macroeconomic conditions, and the future profitability of our businesses, might have a negative impact on the carrying value of our goodwill and intangible assets.  The process of testing goodwill and intangible assets for impairment involves numerous judgments, assumptions and estimates made by management including expected future profitability, cash flows and the fair values of assets and liabilities, which inherently reflect a high degree of uncertainty and may be affected by significant variability.  If the business climate deteriorates, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill and intangible assets may become impaired in future periods.  This would in turn have an adverse impact on our financial position and results of operations.

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

Risks Related to Our Indebtedness and Certain Other Obligations

Our substantial indebtedness and lease obligations could adversely affect our ability to raise additional capital to fund our operations and make strategic investments, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. The total indebtedness of J.Crew and its subsidiaries at January 31, 2015 was $1,555 million, consisting of borrowings under our term loan credit facility, as amended and restated on March 5, 2014 (the “Term Loan Facility”). We can also borrow up to $300 million under our senior secured asset-based revolving line of credit, dated as of March 7, 2011 (as amended through and including December 10, 2014, the “ABL Facility”, and together with our Term Loan Facility, the “Senior Credit Facilities”), subject to a borrowing base limitation. As of January 31, 2015, our Senior Credit Facilities also allowed uncommitted incremental facilities in an aggregate amount of $275 million consisting of $200 million available as incremental term loan facilities and $75 million available as increased commitments under our ABL Facility. Additional incremental term loan facilities are permitted subject to our meeting certain conditions, including a pro forma total senior secured leverage ratio of less than or equal to 3.75 to 1.00.

On November 4, 2013, Chinos Intermediate Holdings A, Inc. (the “Issuer”), our indirect parent holding company, issued $500 million aggregate principal of 7.75/8.50% Senior PIK Toggle Notes due May 1, 2019 (the “PIK Notes”).  The PIK Notes pay interest semi-annually on May 1 and November 1 of each year. The PIK Notes are: (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in our financial statements.  While not required, we intend to pay dividends to the Issuer to fund interest payments, which would aggregate to $174 million through the remainder of the term if all interest on the PIK Notes is paid in cash.

We also have, and will continue to have, significant lease obligations. As of January 31, 2015, our minimum annual rental obligations under long-term operating leases for fiscal 2015 and fiscal 2016 are $178 million and $171 million, respectively.

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

•	restrict us from making strategic investments or cause us to make non-strategic divestitures;
•	limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who are not as highly leveraged;
•	increase our vulnerability to general economic and industry conditions;
•

require a substantial portion of our cash flow to be dedicated to the payment of principal and interest on our indebtedness (including dividends to the Issuer to fund interest payments), thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future strategic initiatives.

We expect to pay interest of approximately $75 million in fiscal 2015, excluding any payments of dividends to the Issuer to fund debt service obligations.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The Senior Credit Facilities contain various covenants that limit the ability of J.Crew and our other subsidiaries to engage in specified types of transactions. These covenants limit our ability and the ability of J.Crew, Chinos Intermediate Holdings B, Inc. (“Intermediate Holdings B”) and our restricted subsidiaries to, among other things:

•	incur or guarantee additional debt;
•	pay dividends, including those paid to the Issuer to fund debt service obligations, or distributions on our capital stock or redeem, repurchase or retire our capital stock or indebtedness;
•	issue stock of subsidiaries;
•	make certain investments, loans, advances and acquisitions;
•	create liens on our assets to secure debt;
•	enter into transactions with affiliates;
•	merge or consolidate with another company; and
•	sell or otherwise transfer assets.

In addition, under our Senior Credit Facilities, we are required to meet specified financial ratios in order to undertake certain actions, and under the ABL Facility in certain circumstances, we may be required to maintain certain levels of excess availability or meet a specified fixed charge coverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants could result in a default under the Senior Credit Facilities. Upon the occurrence of an event of default under the Senior Credit Facilities, the lenders could elect to declare all amounts outstanding under the Senior Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Credit Facilities could proceed against the collateral granted to them to secure such indebtedness. J.Crew and certain of J.Crew’s subsidiaries have pledged substantially all of their assets, and Intermediate Holdings B has pledged the capital stock of J.Crew, as collateral under the Senior Credit Facilities. If the lenders under the Senior Secured Credit Facilities accelerate the repayment of borrowings, we may not have sufficient assets to repay the Senior Credit Facilities, as well as our other secured and unsecured indebtedness.

To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments on and to refinance our indebtedness and to fund working capital and planned capital expenditures will depend on our ability to generate sufficient operating cash flow in the future. This ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our Senior Credit Facilities, in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In any such circumstance, we may need to refinance all or a portion of our indebtedness. We may not be able to refinance any of our indebtedness, including our Senior Credit Facilities, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms or at all. The credit agreements governing our Senior Credit Facilities contain restrictions on our ability to sell certain assets and limit the use of the proceeds from such sales.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness (including covenants in our Senior Credit Facilities), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Senior Credit Facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If we breach our covenants under the credit agreements governing our Senior Credit Facilities and are required to seek a waiver, we may not be able to obtain a waiver from the required lenders on acceptable terms, or at all. If this occurs, we would be in default under our Senior Credit Facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings pursuant to our Term Loan Facility bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 1.00%, plus the applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will in turn, increase or decrease our net income and cash flow. We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps and caps. While limiting exposure to interest rate increases, these instruments may not fully mitigate our risk or may not be effective. For more information on our interest rate swaps and caps, see note 8 in the consolidated financial statements.

On March 5, 2014 the Company refinanced its outstanding Term Loan Facility, which resulted in the discontinuance of the designation of the interest rate swaps as a cash flow hedge. Prior unrealized losses of $22 million, recorded as a component of accumulated other comprehensive income, were reclassified to earnings in the first quarter of fiscal 2014 as a component of interest expense. Future unrealized gains and losses on these interest rate swaps are recorded as interest expense.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We are headquartered in New York City. Our headquarter offices are leased under a lease agreement expiring in 2022, with an option to renew thereafter. We own three facilities, including: (i) a 425,000 square foot customer call center, order fulfillment and distribution center in Lynchburg, Virginia, (ii) a 282,000 square foot distribution center in Asheville, North Carolina and (iii) a 63,700 square foot facility in Lynchburg, Virginia. We also lease a 45,800 square foot customer call center in San Antonio, Texas under a lease agreement expiring in October 2021. We also lease small corporate office spaces in the United States and internationally.

As of January 31, 2015, we operated 280 J.Crew retail stores, 139 J.Crew factory stores, and 85 Madewell stores in 44 states, the District of Columbia, Canada, the United Kingdom and Hong Kong. All of our stores are leased from third parties with terms, in most cases, of 5 to 10 years. A portion of our leases have options to renew for periods typically ranging from 5 to 10 years. Generally, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise. We consider these properties to be in good condition and believe that our facilities are adequate for operations and provide sufficient capacity to meet our anticipated future requirements.

A summary of the number of J.Crew and Madewell stores in the United States, Canada, the United Kingdom and Hong Kong as of January 31, 2015 is as follows:

	J.Crew
	Retail	Factory	Total	Madewell	Total
Alabama	2	2	4	1	5
Arizona	4	3	7	1	8
Arkansas	1	—	1	—	1
California	33	11	44	13	57
Colorado	5	4	9	3	12
Connecticut	11	2	13	3	16
Delaware	1	1	2	—	2
Florida	15	10	25	4	29
Georgia	9	4	13	2	15
Hawaii	1	—	1	—	1
Idaho	1	—	1	—	1
Illinois	9	3	12	3	15
Indiana	2	2	4	1	5
Iowa	1	1	2	—	2
Kansas	1	1	2	1	3
Kentucky	2	1	3	1	4
Louisiana	3	3	6	1	7
Maine	1	2	3	—	3
Maryland	5	5	10	3	13
Massachusetts	14	5	19	6	25
Michigan	5	3	8	2	10
Minnesota	5	1	6	2	8
Mississippi	1	2	3	—	3
Missouri	3	3	6	1	7
Nebraska	1	1	2	—	2
Nevada	1	1	2	—	2
New Hampshire	2	3	5	—	5
New Jersey	14	7	21	3	24
New Mexico	1	—	1	—	1
New York	27	7	34	8	42
North Carolina	7	6	13	3	16
Ohio	7	3	10	3	13
Oklahoma	2	1	3	—	3
Oregon	3	1	4	1	5
Pennsylvania	10	9	19	3	22
Rhode Island	3	—	3	1	4
South Carolina	3	5	8	1	9
Tennessee	5	3	8	2	10
Texas	15	8	23	6	29
Utah	3	2	5	1	6
Vermont	1	1	2	—	2
Virginia	9	3	12	2	14
Washington	6	2	8	2	10
Wisconsin	3	2	5	—	5
District of Columbia	3	—	3	1	4
Canada	13	5	18	—	18
United Kingdom	4	—	4	—	4
Hong Kong	2	—	2	—	2
Total	280	139	419	85	504

ITEM 3.	LEGAL PROCEEDINGS.

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

Record Holders

As of March 17, 2015, Intermediate Holdings B (our direct owner and an indirect, wholly owned subsidiary of our Parent) was the only holder of record of our Common Stock.

Dividends

On December 21, 2012, the Company paid, from cash on hand, a dividend of $197.5 million to stockholders of record of the Parent on December 17, 2012.

On November 4, 2013 the Issuer, our indirect parent holding company, issued $500 million aggregate principal of the PIK Notes. The PIK Notes are: (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in our financial statements. We declared dividends to the Issuer in the first and third quarters of fiscal 2014 to fund the semi-annual interest payments due May 1, 2014 and November 3, 2014. Additionally, while not required, we intend to pay dividends to the Issuer to fund interest payments, which would aggregate to $174 million through the remainder of the term if all interest on the PIK Notes is paid in cash.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The selected historical consolidated financial data for the fiscal year ended January 31, 2015, February 1, 2014, and February 2, 2013 and as of January 31, 2015 and February 1, 2014 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected historical consolidated financial data for the periods March 8, 2011 to January 28, 2012 and January 30, 2011 to March 7, 2011 and the year ended January 29, 2011 and as of January 28, 2012, March 7, 2011 and January 29, 2011 have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K. Although, the Company continued as the same legal entity after the Acquisition in fiscal 2011, we refer to the periods subsequent to the Acquisition on March 7, 2011 as “Successor” periods and the periods prior to the Acquisition on March 7, 2011 as “Predecessor” periods.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included herein.

	Year Ended			For the Period		Year Ended
(in thousands, unless otherwise indicated)	January 31, 2015	February 1, 2014	February 2, 2013(a)	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011	January 29, 2011
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Income Statement Data:
Total revenues	$2,579,695	$2,428,257	$2,227,717	$1,721,750	$133,238	$1,722,227
Cost of goods sold, including buying and occupancy costs	1,608,777	1,422,143	1,240,989	1,042,197	70,284	975,230
Gross profit	970,918	1,006,114	986,728	679,553	62,954	746,997
Selling, general and administrative expenses	845,953	754,345	732,439	572,969	79,736	532,494
Impairment losses	709,985	1,874	631	1,908	—	535
Income (loss) from operations	(585,020)	249,895	253,658	104,676	(16,782)	213,968
Interest expense, net	74,352	104,221	101,684	91,683	1,166	3,914
Loss on refinancings	58,960	—	—	—	—	—
Provision (benefit) for income taxes	(60,559)	57,550	55,887	584	(1,798)	88,549
Net income (loss)	$(657,773)	$88,124	$96,087	$12,409	$(16,150)	$121,505
Operating Data:
Revenues:
J.Crew	$2,295,109	$2,212,684	$2,066,216	$1,615,190	$125,671	$1,631,977
Madewell	245,340	181,401	131,883	81,119	4,445	51,493
Other	39,246	34,172	29,618	25,441	3,122	38,757
Total revenues	$2,579,695	$2,428,257	$2,227,717	$1,721,750	$133,238	$1,722,227
Increase (decrease) in comparable company sales	(0.7)%	3.1%	12.6%	N/A	N/A	6.7%
J.Crew:
Sales per gross square foot	$618	$663	$681	N/A	N/A	$595
Stores open at end of period	419	386	353	330	314	313
Millions of catalogs circulated	25.4	30.6	39.6	N/A	N/A	41.1
Billions of pages circulated	2.7	3.7	4.2	N/A	N/A	3.9
Madewell:
Sales per gross square foot	$747	$709	$698	N/A	N/A	$635
Stores open at end of period	85	65	48	32	20	20
Capital expenditures:
J.Crew new stores	$43,388	$39,875	$38,743	$17,559	$361	$11,445
Madewell new stores	14,938	14,760	13,125	12,261	265	3,428
Other	69,548	76,805	80,142	63,088	2,018	37,478
Total capital expenditures	$127,874	$131,440	$132,010	$92,908	$2,644	$52,351
Depreciation of property and equipment	$93,458	$77,520	$71,840	$57,687	$3,929	$49,221
Amortization of intangible assets	$15,944	$17,886	$23,631	$21,068	$—	$—

(a)	Consists of 53 weeks

	As of
	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Balance Sheet Data:
Cash and cash equivalents	$111,097	$156,649	$68,399	$221,852	$381,360
Working capital	$134,628	$159,792	$85,764	$210,431	$364,220
Total assets	$2,951,613	$3,682,220	$3,486,714	$3,573,522	$860,166
Total debt, net	$1,548,439	$1,567,000	$1,579,000	$1,594,000	$—
Stockholders’ equity	$516,024	$1,190,420	$1,091,491	$1,177,052	$511,121

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes our consolidated operating results, financial condition and liquidity during each of the years in a three-year period ended January 31, 2015. Our fiscal year ends on the Saturday closest to January 31. Fiscal 2014 and fiscal 2013 ended on January 31, 2015 and February 1, 2014, respectively, and consisted of 52 weeks each. Fiscal 2012 ended on February 2, 2013 and consisted of 53 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

Executive Overview

J.Crew is an internationally recognized multi-brand apparel and accessories retailer that differentiates itself through high standards of quality, style, design and fabrics. We are a vertically-integrated omni-channel specialty retailer that operates stores and websites both domestically and internationally. We design, market and sell our products, including those under the J.Crew® and Madewell® brands, offering complete assortments of women’s, men’s and children’s apparel and accessories.

A summary of our revenues by brand is as follows:

(in millions, except percentages)	Fiscal 2014		Fiscal 2013		Fiscal 2012(b)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
J.Crew	$2,295.1	89.0%	$2,212.7	91.1%	$2,066.2	92.8%
Madewell	245.3	9.5	181.4	7.5	131.9	5.9
Other(a)	39.3	1.5	34.2	1.4	29.6	1.3
Total	$2,579.7	100.0%	$2,428.3	100.0%	$2,227.7	100.0%

(a)	Consists primarily of shipping and handling fees and revenues from third-party resellers.
(b)	Consists of 53 weeks.

As of January 31, 2015, we operated 280 J.Crew retail stores, 139 J.Crew factory stores, and 85 Madewell stores throughout the United States, Canada, the United Kingdom and Hong Kong.

A summary of highlights for fiscal 2014 is as follows:

•	Revenues increased 6.2% to $2,579.7 million.
•	Comparable company sales decreased 0.7%.
•	E-commerce net sales increased 9.3% to $826.2 million.
•

We recorded non-cash impairment losses of $710 million, as a result of write downs of (i) goodwill of $562 million, (ii) intangible assets of $145 million, and (iii) certain leasehold improvements of $3 million.

•	We refinanced our Term Loan Facility and ABL Facility and redeemed our Senior Notes, which will result in annual interest savings of $16 million. We recorded a loss on refinancings of $59 million.
•	We opened 17 J.Crew retail stores (including one store in the United Kingdom and two stores in Hong Kong), 18 J.Crew factory stores, and 20 Madewell stores. We closed two J.Crew retail stores.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure used in evaluating our business is comparable company sales. We also consider gross profit and selling, general and administrative expenses in assessing the performance of our business.

Net Sales

Net sales reflect our revenues from the sale of our merchandise less returns and discounts. We aggregate our merchandise into four sales categories: (i) women’s apparel, (ii) men’s apparel, (iii) children’s apparel, and (iv) accessories, which include shoes, socks, jewelry, handbags, belts and hair accessories. The approximate percentage of our sales by these four categories is as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Apparel
Women’s	54%	55%	57%
Men’s	26	25	24
Children’s	7	6	6
Accessories	13	14	13
	100%	100%	100%

Comparable Company Sales

Comparable company sales reflect: (i) net sales at stores that have been open for at least twelve months, (ii) e-commerce net sales, and (iii) shipping and handling fees, which are recorded as other revenues on our statements of operations. Comparable company sales exclude net sales from: (i) new stores that have not been open for twelve months, (ii) the 53rd week, if applicable, (iii) stores that experience a square footage change of at least 15 percent, (iv) stores that have been temporarily closed for at least 30 consecutive days, (v) permanently closed stores, and (vi) temporary “pop up” stores.

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

Cyclicality and Seasonality

Our industry is cyclical and our revenues are affected by general economic conditions. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates, foreign currency exchange rates and consumer confidence.

Our business is seasonal and as a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly December when customers make holiday purchases. In fiscal 2014, we realized approximately 27% of our revenues in the fourth fiscal quarter.

Gross Profit

Gross profit is determined by subtracting our cost of goods sold from our revenues. Cost of goods sold includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations (such as rent and utilities) and all shipping costs associated with our e-commerce business. Cost of goods sold varies directly with revenues, and therefore, is usually higher in our fourth fiscal quarter. Cost of goods sold also changes as we expand or contract our store base and incur higher or lower store occupancy costs. The primary drivers of the costs of individual goods are the costs of raw materials and labor in the countries where we source our merchandise. Gross margin measures gross profit as a percentage of our revenues.

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

Results of Operations

The following table presents our operating results as a percentage of revenues as well as selected store data:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Revenues	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs(1)	62.4	58.6	55.7
Gross profit(1)	37.6	41.4	44.3
Selling, general and administrative expenses(1)	32.8	31.1	32.9
Impairment losses	27.5	0.1	—
Income (loss) from operations	(22.7)	10.3	11.4
Interest expense, net	2.9	4.3	4.6
Loss on refinancings	2.3	—	—
Income (loss) before income taxes	(27.8)	6.0	6.8
Provision (benefit) for income taxes	(2.3)	2.4	2.5
Net income (loss)	(25.5)%	3.6%	4.3%

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Selected company data:
J.Crew:
Number of stores open at end of period	419	386	353
Store sales per gross square foot(2)	$618	$663	$681
Increase (decrease) in comparable company sales(2)	(1.9)%	2.7%	12.4%
Madewell:
Number of stores open at end of period	85	65	48
Store sales per gross square foot(2)	$747	$709	$698
Increase (decrease) in comparable company sales(2)	14.1%	9.1%	16.6%

(1)

We exclude a portion of our distribution network costs from cost of goods sold and include them in selling, general and administrative expenses. Our gross profit therefore may not be directly comparable to that of some of our competitors.

(2)	Calculated on a 52-week basis.

Results of Operations—Fiscal 2014 compared to Fiscal 2013

	Fiscal 2014		Fiscal 2013		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$2,579.7	100.0%	$2,428.3	100.0%	$151.4	6.2%
Gross profit	970.9	37.6	1,006.1	41.4	(35.2)	(3.5)
Selling, general and administrative expenses	846.0	32.8	754.3	31.1	91.7	12.1
Impairment losses	710.0	27.5	1.9	0.1	708.1	NM
Income (loss) from operations	(585.0)	(22.7)	249.9	10.3	(834.9)	NM
Interest expense, net	74.4	2.9	104.2	4.3	(29.8)	(28.7)
Loss on refinancings	59.0	2.3	—	—	59.0	NM
Provision (benefit) for income taxes	(60.6)	(2.3)	57.6	2.4	(118.2)	NM
Net income (loss)	$(657.8)	(25.5)%	$88.1	3.6%	$(745.9)	NM %

Revenues

Total revenues increased $151.4 million, or 6.2%, to $2,579.7 million from $2,428.3 million last year, driven primarily by an increase in sales of (i) men’s apparel, specifically shirts, suiting, and knits and (ii) women’s apparel, specifically knits, jackets, and pants. Comparable company sales decreased 0.7% following an increase of 3.1% last year. Total e-commerce sales increased $70.3 million, or 9.3%, to $826.2 million from $755.9 million last year following an increase of 16.0% in fiscal 2013.

J.Crew sales increased $82.4 million, or 3.7%, to $2,295.1 million from $2,212.7 million last year. J.Crew comparable sales decreased 1.9% following an increase of 2.7% last year. In fiscal 2014, we saw a softening of the sales trend in our J.Crew women’s apparel, which we expect to continue at least through the first quarter of fiscal 2015.

Madewell sales increased $63.9 million, or 35.2%, to $245.3 million from $181.4 million last year. Madewell comparable sales increased 14.1% following an increase of 9.1% last year.

Other revenues, which consist primarily of shipping and handling fees, increased $5.1 million, or 14.8%, to $39.3 million in fiscal 2014 from $34.2 million last year.

Gross Profit

Gross profit decreased $35.2 million to $970.9 million in fiscal 2014 from $1,006.1 million last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase
Increase in revenues	$80.7
Decrease in merchandise margin	(85.8)
Increase in buying and occupancy costs	(30.1)
Total decrease in gross profit	$(35.2)

Gross margin decreased to 37.6% in fiscal 2014 from 41.4% last year. The decrease in gross margin was driven by: (i) a 330 basis point deterioration in merchandise margin due to increased markdowns and (ii) a 50 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $91.7 million, or 12.1%, to $846.0 million in fiscal 2014 from $754.3 million last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase
Increase in operating expenses, primarily store expenses and payroll	$47.7
Increase in depreciation	14.7
Increase in advertising and catalog costs	6.9
Foreign currency transaction losses	5.5
Increase in share-based and incentive compensation	4.4
Insurance proceeds received in the prior year	4.3
Other, net	8.2
Total increase in selling, general and administrative expenses	$91.7

As a percentage of revenues, selling, general and administrative expenses increased to 32.8% in fiscal 2014 from 31.1% last year.

Impairment Losses

As noted in the first and second quarters of fiscal 2014, we determined that there was substantial deterioration in the excess of fair value over the carrying value of our Stores reporting unit.   During the third quarter, we saw a further significant reduction in the profitability of our Stores reporting unit, primarily driven by performance of women’s apparel and accessories in stores, which we expect to continue at least through the first quarter of fiscal 2015. As a result of current and expected future operating results, we concluded that the carrying value of the Stores reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of $562 million. Additionally, we recorded a non-cash impairment charge of $145 million to write down the intangible asset related to the J.Crew trade name. If operating results continue to decline below our expectations, additional impairment charges may be recorded in the future.

The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	Fiscal 2014	Fiscal 2013
Goodwill allocated to the Stores reporting unit	$562.2	$—
Intangible asset related to the J.Crew trade name	145.0	—
Store leasehold improvements	2.8	1.9
Impairment losses	$710.0	$1.9

These impairment charges do not have an effect on our operations, liquidity or financial covenants, and do not change management’s long-term strategy, which includes its plans to drive disciplined growth across our brands. If operating results continue to decline below our expectations, additional impairments may be recorded in the future.

In the fourth quarter of fiscal 2014, we changed our operating segments and reporting units to align with our omni-channel strategy, which focuses on a seamless approach to the customer experience through all available sales channels. Prior to such change, as a multi-channel retailer, we allocated resources to our channels, Stores and Direct. As an omni-channel retailer, we now allocate resources to our brands. Therefore, we have determined our operating segments to be J.Crew and Madewell, which have been aggregated into one reportable segment. The goodwill allocated to the J.Crew and Madewell reporting units is $1,017 million and $108 million, respectively.

Interest Expense, Net

Interest expense, net of interest income, decreased $29.8 million to $74.4 million in fiscal 2014 from $104.2 million last year driven primarily by the redemption of our Senior Notes. A summary of interest expense is as follows:

(Dollars in millions)	Fiscal 2014	Fiscal 2013
Term Loan	$61.9	$48.8
Amortization of deferred financing costs	5.7	9.9
Senior Notes	5.3	32.5
Realized hedging losses	0.8	12.1
Other, net of interest income	0.7	0.9
Interest expense, net	$74.4	$104.2

Loss on Refinancings

In fiscal 2014, we refinanced our Term Loan Facility and ABL Facility and redeemed our Senior Notes. In connection with these refinancings, we recorded a loss of $59.0 million, the components of which are as follows:

(Dollars in millions)	Fiscal 2014
Prior unrealized losses on cash flow hedge	$22.4
Call premium on Senior Notes	16.3
Write-off of deferred financing costs	15.8
Other financing costs	4.5
Loss on refinancings	$59.0

Income Taxes

The effective tax rate for fiscal 2014 was 8.4%. The difference between the US federal statutory rate of 35% and the effective rate was driven primarily by the non-cash impairment charge related to the write off of goodwill, which is not tax deductible, and therefore has no tax benefit. Other items impacting the effective rate include state and local income taxes, benefits of lower rates in foreign jurisdictions, offset by the recognition of certain foreign valuation allowances.

The effective tax rate for fiscal 2013 was 39.4%. The difference between the US federal statutory rate of 35% and the effective rate was driven primarily by state and local income taxes, offset by certain federal tax credits.

Net Income (Loss)

Net income (loss) decreased $745.9 million to a net loss of $657.8 million in fiscal 2014 from net income of $88.1 million last year. This decrease was due to: (i) impairment losses of $708.1 million, (ii) an increase in selling, general and administrative expenses of $91.7 million, (iii) the loss on refinancings of $59.0 million, and (iv) a decrease in gross profit of $35.2 million, partially offset by (v) a decrease in the provision for income taxes of $118.2 million and (vi) a decrease in interest expense of $29.8 million.

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

Revenues

Total revenues increased $200.6 million, or 9.0%, to $2,428.3 million in fiscal 2013 from $2,227.7 million in fiscal 2012, driven primarily by an increase in sales of (i) men’s apparel, specifically shirts, pants, and suiting and (ii) women’s apparel, specifically sweaters, knits, and shirts. Revenues generated in the 53rd week last year were $20.9 million. Comparable company sales increased 3.1% in fiscal 2013 following an increase of 12.6% in fiscal 2012. Total e-commerce sales increased $104.4 million, or 16.0%, to $755.9 million in fiscal 2013 from $651.5 million in fiscal 2012 following an increase of 19.4%, in fiscal 2012.

J.Crew sales increased $146.5 million, or 7.1%, to $2,212.7 million in fiscal 2013 from $2,066.2 million in fiscal 2012. J.Crew comparable sales increased 2.7% in fiscal 2013 following an increase of 12.4% in fiscal 2012.

Madewell sales increased $49.5 million, or 37.5%, to $181.4 million in fiscal 2013 from $131.9 million in fiscal 2012. Madewell comparable sales increased 9.1% in fiscal 2013 following an increase of 16.6% in fiscal 2012.

Other revenues, which consist primarily of shipping and handling fees, increased $4.6 million, or 15.4%, to $34.2 million in fiscal 2013 from $29.6 million in fiscal 2012. This increase resulted primarily from revenues from third party resellers and shipping and handling fees.

Gross Profit

Gross profit increased $19.4 million to $1,006.1 million in fiscal 2013 from $986.7 million in fiscal 2012. This increase resulted from the following factors:

(Dollars in millions)	Increase
Increase in revenues	$111.4
Decrease in merchandise margin	(55.4)
Increase in buying and occupancy costs	(36.6)
Total increase in gross profit	$19.4

Gross margin decreased to 41.4% in fiscal 2013 from 44.3% in fiscal 2012. The decrease in gross margin was driven by: (i) a 230 basis point deterioration in merchandise margin due to increased markdowns and (ii) a 60 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $23.1 million, or 3.2%, to $756.2 million in fiscal 2013 from $733.1 million in fiscal 2012. This increase primarily resulted from the following:

(Dollars in millions)	Increase
Increase in operating expenses, primarily non-comparable store expenses and payroll	$25.7
Increase in advertising and catalog costs	12.8
Dividend equivalent payment	6.1
Increase in depreciation	5.5
Decrease in share-based and incentive compensation	(31.4)
Insurance proceeds	(2.2)
Other, net	6.6
Total increase in selling, general and administrative expenses	$23.1

As a percentage of revenues, selling, general and administrative expenses decreased to 31.1% in fiscal 2013 from 32.9% in fiscal 2012.

Interest Expense, Net

Interest expense, net of interest income, increased $2.5 million to $104.2 million in fiscal 2013 from $101.7 million in fiscal 2012. A summary of interest expense is as follows:

(Dollars in millions)	Fiscal 2013	Fiscal 2012
Term Loan	$48.8	$57.9
Senior Notes	32.5	32.5
Realized hedging losses	12.1	0.6
Amortization of deferred financing costs	9.9	9.6
Other, net of interest income	0.9	1.1
Interest expense, net	$104.2	$101.7

Income Taxes

The effective tax rate for fiscal 2013 was 39.4%. The difference between the US federal statutory rate of 35% and the effective rate was driven primarily by state and local income taxes, net of federal benefit.

The effective tax rate for fiscal 2012 was 36.7%. The difference between the US federal statutory rate of 35% and the effective rate was driven primarily by state and local income taxes, partially offset by a reduction in uncertain tax positions due to the expiration of statute of limitations.

Net Income

Net income decreased $8.0 million to $88.1 million in fiscal 2013 from $96.1 million in fiscal 2012. This decrease was due to an: (i) increase in selling, general and administrative expenses of $23.1 million, (ii) increase in interest expense of $2.5 million and (iii) increase in provision for income taxes of $1.7 million, partially offset by (iv) increase in gross profit of $19.4 million.

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under the ABL Facility. Our primary cash needs are (i) capital expenditures in connection with opening new stores and remodeling our existing stores, investments in our distribution network, making information technology system enhancements, (ii) meeting debt service requirements (including paying dividends to an indirect parent company for the purposes of servicing debt – see note 7 to the consolidated financial statements) and (iii) funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities.

See “—Outlook” below.

Operating Activities

	For the Year Ended
(Dollars in millions)	January 31, 2015	February 1, 2014	February 2, 2013
Net income (loss)	$(657.8)	$88.1	$96.1
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	710.0	1.9	0.6
Depreciation of property and equipment	93.5	77.5	71.9
Loss on refinancings	59.0	—	—
Amortization of intangible assets	15.9	17.8	23.6
Share-based compensation	6.0	5.8	5.3
Amortization of deferred financing costs	5.7	9.9	9.6
Foreign currency transaction losses	5.5	0.4	—
Deferred income taxes	(75.0)	(5.2)	(8.9)
Realized hedging losses	—	12.1	—
Excess tax benefits from share-based awards	—	(0.7)	—
Changes in merchandise inventories	(15.1)	(88.9)	(23.0)
Changes in accounts payable and other liabilities	4.9	108.7	29.9
Changes in other operating assets and liabilities	5.5	5.1	(10.9)
Net cash provided by operating activities	$158.1	$232.5	$194.2

Cash provided by operating activities in fiscal 2014 was $158.1 million and consisted of (i) non-cash adjustments, including impairment losses, and the loss on refinancings of $820.6 million, offset by (ii) net loss of $657.8 million and (iii) changes in operating assets and liabilities of $4.7 million due primarily to seasonal working capital fluctuations, primarily increased merchandise inventories and reduced accrued interest as a result of the redemption of our Senior Notes in March 2014.

Cash provided by operating activities in fiscal 2013 was $232.5 million and consisted of (i) net income of $88.1 million, (ii) adjustments to net income of $119.5 million, and (iii) changes in operating assets and liabilities of $24.9 million due primarily to an increase in accounts payable, as a result of working capital management, offset by an increase in merchandise inventories.

Cash provided by operating activities in fiscal 2012 was $194.2 million and consisted of (i) net income of $96.1 million, (ii) adjustments to net income of $102.1 million, offset by (iii) changes in operating assets and liabilities of $4.0 million due primarily to increases in prepaid income taxes and inventories.

Investing Activities

	For the Year Ended
(Dollars in millions)	January 31, 2015	February 1, 2014	February 2, 2013
Capital expenditures:
New stores	$58.3	$54.6	$51.9
Information technology	46.5	47.6	37.1
Other(1)	23.1	29.2	43.0
Other investing activities	4.8	—	—
Net cash used in investing activities	$132.7	$131.4	$132.0

(1)	Includes capital expenditures for warehouse and corporate office expansion, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $125 to $135 million for fiscal 2015, including $50 to $55 million for new stores, $50 to $55 million for information technology enhancements, $10 to $15 million for warehouse and corporate office expansion, and the remainder for store renovations and general corporate purposes.

Financing Activities

	For the Year Ended
(Dollars in millions)	January 31, 2015	February 1, 2014	February 2, 2013
Proceeds from Term Loan Facility, net of discount	$1,559.2	$—	$—
Repayments of former term loan	(1,167.0)	—	—
Redemption of Senior Notes	(400.0)	—	—
Costs paid in connection with refinancings of debt	(22.2)	—	(2.7)
Dividend and contribution to Parent	(27.7)	(0.7)	(198.0)
Excess tax benefit from share-based awards	—	0.7	—
Principal repayments of Term Loan Facility	(11.8)	(12.0)	(15.0)
Net cash used in financing activities	$(69.5)	$(12.0)	$(215.7)

Cash used in financing activities was $69.5 million in fiscal 2014 resulting from (i) costs paid in connection with the refinancings of debt, (ii) the payment of dividends to an indirect parent company to fund debt service obligations, and (iii) principal repayment.

Cash used in financing activities was $12.0 million in fiscal 2013 resulting primarily from the repayment of debt.

Cash used in financing activities was $215.7 million in fiscal 2012 resulting primarily from the payment of a dividend and repayment of debt.

Financing Arrangements

ABL Facility

The ABL Facility is governed by a credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders, which provides for a $300 million senior secured asset-based revolving line of credit (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. On December 10, 2014, we amended the ABL Facility to among other things, (i) increase the revolving credit commitments from $250 million to $300 million, (ii) extend the maturity, and (iii) reduce the pricing on loans and letters of credit. The borrowing base under the ABL Facility equals the sum of : 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the forms of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the maturity date of December 10, 2019.

On January 31, 2015, standby letters of credit were $12.7 million, excess availability, as defined, was $287.3 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $1.7 million and $2.4 million in fiscal 2014 and fiscal 2013, respectively.

See note 7 to the consolidated financial statements for a further description of the terms of the ABL Facility.

Demand Letter of Credit Facilities

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On January 31, 2015, outstanding documentary letters of credit were $10 million and availability was $60 million in the aggregate under these facilities.

Term Loan

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

We are required to make principal repayments equal to 0.25% of the original principal amount of the Term Loan Facility, or $3.9 million, on the last business day of January, April, July, and October, which commenced in July 2014. We are also required to repay the term loan based on an annual excess cash flow, as defined in the agreement beginning in fiscal 2014.

The interest rate on the $1,555 million outstanding under the Term Loan Facility was 4.00% on January 31, 2015.

See note 7 to the consolidated financial statements for a further description of the terms of the Term Loan Facility.

PIK Notes

On November 4, 2013 the Issuer, our indirect parent holding company, issued $500 million aggregate principal of PIK Notes.  The PIK Notes are: (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in our financial statements.  We declared dividends to the Issuer in the first and third quarters of fiscal 2014 to fund the semi-annual interest payments due May 1, 2014 and November 3, 2014. Additionally, while not required, we intend to pay dividends to the Issuer to fund interest payments, which would aggregate to $174 million through the remainder of the term if all interest on the PIK Notes is paid in cash.

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures, (ii) debt service requirements, including required quarterly principal repayments, repayments based on annual excess cash flow as defined and dividends to our indirect parent company for the purposes of servicing debt, and (iii) working capital needs. Management anticipates that capital expenditures in fiscal 2015 will be approximately $125 to $135 million, including $50 to $55 million for new stores, $50 to $55 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes. Management expects to pay interest of approximately $75 million in fiscal 2015, excluding any payments of dividends to the Issuer to fund debt service obligations. Management believes that our current balances of cash and cash equivalents, cash flow from operations and amounts available under the ABL Facility will be adequate to fund our primary short-term and long-term liquidity needs. Our ability to satisfy these obligations and to remain in compliance with the financial covenants under our financing arrangements, depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control. See Item 1A. “Risk Factors” in part II of this report.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of January 31, 2015, we had the following obligations under letters of credit in future periods.

Letters of Credit	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Standby	$12.7	$11.3	$0.5	$0.9	$—
Documentary	10.0	10.0	—	—	—
	$22.7	$21.3	$0.5	$0.9	$—

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Operating lease obligations(1)	$1,129.4	$178.4	$328.2	$260.4	$362.4
Liabilities associated with uncertain tax positions(2)
Purchase obligations:
Inventory commitments	678.7	678.7	—	—	—
Employment agreements	2.8	2.6	0.2	—	—
Other	2.3	2.3	—	—	—
Total purchase obligations	683.8	683.6	0.2	—	—
Senior Credit Facilities(3)(4)	1,555.2	15.7	31.4	31.4	1,476.7
Dividends to Parent(5)
Total	$3,368.4	$877.7	$359.8	$291.8	$1,839.1

(1)

Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Operating lease obligations do not include common area maintenance, insurance, taxes and other occupancy costs, which aggregate to approximately 44% of the minimum lease obligations.

(2)

As of January 31, 2015, we have recorded $13.1 million in liabilities associated with uncertain tax positions, which are included in other liabilities on the consolidated balance sheet. While these tax liabilities may result in future cash outflows, management cannot make reliable estimates of the cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

(3)

Our Senior Credit Facilities are comprised of a $1,555 million Term Loan Facility and a $300 million ABL Facility. The amount reflected does not take into account any amounts that may be required to be prepaid from time to time based on our excess cash flow.

(4)	Amounts shown do not include interest.
(5)

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

Recent Accounting Pronouncements

In July 2013, a pronouncement was issued that provided guidance related to the presentation of an unrecognized tax benefit, specifically when to present as a reduction of deferred taxes or as a liability, in situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The pronouncement is effective for fiscal years beginning after December 15, 2013. The Company adopted this pronouncement on February 2, 2014, which did not have a significant impact on our condensed consolidated financial statements.

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

Revenue Recognition

•

We recognize sales made in our stores at the point of sale, and sales through our e-commerce business at an estimated date of receipt by the customer. Amounts billed to customers for shipping and handling sales are classified as other revenues. We make estimates of future sales returns related to current period sales. Management analyzes historical returns, current economic trends and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns.

•	Employee discounts are classified as a reduction of revenue.
•

We account for gift cards by recognizing a liability at the time a gift card is sold and recognizing revenue at the time the gift card is redeemed for merchandise. We review our gift card liability on an ongoing basis and recognize income from unredeemed gift card liability on a ratable basis over the estimated period of redemption. We defer revenue and recognize a liability for gift cards issued in connection with our customer loyalty program. Any unredeemed loyalty gift cards are recognized as income in the period in which they expire.

Inventory Valuation

Merchandise inventories are carried at the lower of average cost or market value. We capitalize certain design, purchasing and warehousing costs in inventory. We evaluate all of our inventories to determine excess inventories based on estimated future sales. Excess inventories may be disposed of through our e-commerce business, factory stores and other liquidation methods. Based on historical results experienced through various methods of disposition, we write down the carrying value of inventories that are not expected to be sold at or above cost. Additionally, we reduce the cost of inventories based on an estimate of lost or stolen items each period.

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

We assess the recoverability of goodwill at the reporting unit level, which consists of our operating segments. In this assessment, we first compare the estimated enterprise fair value of each of our reporting units to its recorded carrying value. We estimate the enterprise fair value based on discounted cash flow techniques. If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which we allocate the enterprise fair value to the fair value of the reporting unit’s net assets. The second step of the impairment testing process requires, among other things, estimates of fair values of substantially all of our tangible and intangible assets. Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit. If the recorded goodwill balance for a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value.

In fiscal 2014, we recorded a non-cash goodwill impairment charge of $562 million. The remaining goodwill on our balance sheet at January 31, 2015 is allocated to our reporting units as follows:

(Dollars in millions)	Goodwill
J.Crew	$1,017
Madewell	108
Total	$1,125

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

It is our intention to permanently reinvest undistributed earnings and profits from our foreign operations that have been generated through January 31, 2015 and future plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. Accordingly, no provision has been made for U.S. income taxes on undistributed earnings of foreign subsidiaries as of January 31, 2015. Cash held by our foreign subsidiaries is $7.5 million, valued in U.S. dollars, at January 31, 2015.

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

Derivative Financial Instruments

The Company enters into interest rate swap and cap agreements to manage a portion of our interest rate risk related to floating rate indebtedness. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on this instrument are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps whereby we receive floating rate payments based on the greater of LIBOR and the floor rate and make payments based on a fixed rate. As of January 31, 2015, we had interest rate swaps covering a notional amount of $500 million. Under the terms of these agreements, the Company’s effective fixed interest rate on the notional amount of indebtedness is 3.56% plus the applicable margin.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Senior Vice President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015 and concluded that it is effective.

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

Name	Age	Year First Elected Director
James Coulter	55	1997
John Danhakl	58	2011
Millard Drexler	70	2003
Jonathan Sokoloff	57	2011
Stephen Squeri	56	2012
Carrie Wheeler	43	2011

James Coulter (55). Mr. Coulter has been a director since 1997. Mr. Coulter is a TPG Founding Partner. Mr. Coulter serves as a member on numerous corporate and charitable boards including Chobani, Creative Artists Agency and the Vincraft Group. He previously served on the boards of The Neiman Marcus Group, Inc., Alltel Corporation, IMS Health Inc., Lenovo Group Limited, and Zhone Technologies, Inc. We believe Mr. Coulter’s qualifications to sit on our Board include his experience in finance and extensive and diverse experience in domestic and international business.

John Danhakl (58). Mr. Danhakl has been a director since 2011. Mr. Danhakl has been a Managing Partner of Leonard Green & Partners, L.P. since 1995. He also serves on the board of directors of Advantage Sales and Marketing, Animal Health, Inc., CCC Information Services, Inc., IMS Health, Inc., Leslie’s Poolmart, Inc., Mister Car Wash, Packers Sanitation Services, Inc., Petco Animal Supplies, Inc., Savers, Inc. and The Tire Rack, Inc. He previously served on the boards of Air Lease Corp., Arden Group, Inc., AsianMedia Group LLC, Big 5 Sporting Goods Corporation, Communications and Power Industries, Inc., Diamond Triumph Auto Glass, Inc., HITS, Inc., Liberty Group Publishing, Inc., MEMC Electronic Materials, Inc., The Neiman Marcus Group, Inc., Phoenix Scientific, Inc., Rite Aid Corporation, Sagittarius Brands, and VCA Antech, Inc. We believe Mr. Danhakl’s qualifications to sit on our Board include his experience as a private equity investor and his experience as a director of numerous privately-held and publicly-held companies.

Millard Drexler (70). Mr. Drexler has been our Chief Executive Officer, Chairman of the Board and a director since 2003. Before joining J.Crew, Mr. Drexler was Chief Executive Officer of The Gap, Inc. from 1995 until 2002, and was President of The Gap, Inc. from 1987 to 1995. Mr. Drexler served on the board of directors and compensation and nominating and corporate governance committees of Apple, Inc. until March 10, 2015. We believe Mr. Drexler’s qualifications to sit on our Board include his extensive experience as a CEO in the retail industry, his executive leadership and management experience, and his experience as a board member of a leading consumer products company.

Jonathan Sokoloff (57). Mr. Sokoloff has been a director since 2011. Mr. Sokoloff is a Managing Partner of Leonard Green & Partners, L.P., which he joined in 1990. Mr. Sokoloff  serves on the boards of directors of Advantage Sales & Marketing, Inc., BJ’s Wholesale Club Inc., the Container Store Group, Inc., Jetro Cash & Carry Inc., Jo-Ann Stores Inc., Shake Shack, Inc., The Sports Authority Inc., Tire Rack Inc., Topshop/Top Man Limited, Union Square Hospitality Group, and Whole Foods Market, Inc. and served on the board of directors of Rite Aid Corporation until May 2011. We believe Mr. Sokoloff’s qualifications to sit on our Board include his experience as a private equity investor and his experience as a director of other retail companies.

Stephen Squeri (56). Mr. Squeri was a director of J.Crew Group, Inc. from September 2010 until March 2011 and he rejoined the Company’s board of directors in June 2012. Mr. Squeri has been Group President, Global Corporate Services at American Express Company since November 2011. Prior to that, he was Group President, Global Services since 2009. In addition, from July 2008 to September 2010, he was the head of Corporate Development, overseeing mergers and acquisitions for American Express. Mr. Squeri joined American Express in 1985. Prior to joining American Express, Mr. Squeri was a management consultant at Arthur Andersen and Company from 1982 to 1985.

Carrie Wheeler (43). Ms. Wheeler has been a director since 2011. Ms. Wheeler is a TPG Partner, which she joined in 1996. Prior to TPG, she was with Goldman, Sachs & Co. from 1993 to 1996. Ms. Wheeler also serves on the board of directors of Arden Group, Inc. and Petco Animal Supplies, Inc. She previously served on the board of The Neiman Marcus Group, Inc. We believe

Ms. Wheeler’s qualifications to sit on our Board include her financial expertise as well as her experience as a director of two other retail companies.

See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

EXECUTIVE OFFICERS

The names and ages of our executive officers as of January 31, 2015, along with their positions and qualifications, are set forth below.

Name	Age	Position
Millard Drexler	70	Chairman and Chief Executive Officer
Joan Durkin	47	SVP, Chief Accounting Officer & Interim Chief Financial Officer(a)
James Scully	49	Chief Operating Officer & Former Interim Chief Financial Officer(b)
Jenna Lyons	46	President, Executive Creative Director
Lynda Markoe	48	Executive Vice President, Human Resources
Libby Wadle	42	President—J.Crew Brand
(a)Ms. Durkin was appointed Interim Chief Financial Officer on January 22, 2015.

(b)Mr. Scully served as Interim Chief Financial Officer from January 16, 2015 - January 22, 2015 following the resignation of Stuart Haselden.  Mr. Scully resigned as Chief Operating Officer effective February 24, 2015.

Millard Drexler. Mr. Drexler has been our Chief Executive Officer, Chairman of the Board and a director since 2003. Before joining J.Crew, Mr. Drexler was Chief Executive Officer of The Gap, Inc. from 1995 until 2002, and was President of The Gap, Inc. from 1987 to 1995. Mr. Drexler served on the board of directors and compensation and nominating and corporate governance committees of Apple, Inc. until March 10, 2015.

Joan Durkin.  Joan Durkin is our Senior Vice President, Chief Accounting Officer and is currently serving as Interim Chief Financial Officer since January 22, 2015. She joined the Company in January 2013 as a Senior Vice President and leads the accounting, financial reporting, accounts payable, payroll, inventory control, sales audit, tax and internal audit functions for the Company. Before joining the Company, Ms. Durkin was Chief Financial Officer of Loehmann’s from 2011 – 2013; and Vice President of Finance of Brown Shoe Company from 2009 to 2011.

James Scully. Mr. Scully was the Company’s Chief Operating Officer from April 2013 until February 24, 2015.  He also served as Interim Chief Financial Officer from January 16, 2015 to January 22, 2015.  Before becoming Chief Operating Officer, he was the Chief Administrative Officer since 2008 and was also Chief Financial Officer from 2005 to 2012. Prior to joining J.Crew, Mr. Scully served as Executive Vice President of Human Resources and Strategic Planning of Saks Incorporated from 2004. Before that Mr. Scully served as Saks Incorporated’s Senior Vice President of Strategic and Financial Planning from 1999 to 2004 and as Senior Vice President, Treasurer from 1997 to 1999. Prior to joining Saks Incorporated, Mr. Scully held the position of Senior Vice President of Corporate Finance at Bank of America (formerly NationsBank) from 1994 to 1997.

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

Compensation Discussion and Analysis

In general, this section focuses on, and provides a description of, our executive compensation process and a detailed discussion of each of the key elements of our compensation program for fiscal 2014 as they apply to the individuals named in the Summary Compensation Table (the “Named Executive Officers”). Our compensation committee (the “Committee”) consists of representatives from our Sponsors and Mr. Squeri. The following is a discussion of the current compensation philosophy and programs applicable to our executive officers in fiscal 2014.

2014 Compensation Philosophy and Compensation Program Objectives

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

The 2014 Executive Compensation Process

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

The Committee is responsible for making all decisions with respect to the compensation of the executive officers. With respect to the executive officers other than the CEO, the Committee’s compensation decisions involve the review of recommendations made by our CEO and Executive Vice President of Human Resources (“EVP—HR”). The CEO and EVP—HR attend the Committee’s meetings and provide input to the Committee regarding the effectiveness of the compensation program in attracting and retaining key talent. They make recommendations to the Committee regarding executive merit increases, short-term and long-term incentive awards and compensation packages for executives being hired or promoted. The Committee also considers the CEO’s evaluation of the performance of the executive officers, each of whom report to him.

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

Outside Compensation Consultant

No independent executive compensation consultants were retained by the Committee during fiscal 2014.

Benchmarking Process

In making compensation decisions for fiscal 2014, the Committee considered the competitive market for executives and compensation levels provided by comparable companies. The comparative group used to benchmark compensation with respect to our executive officers and other key associates is composed of specialty retailers with highly visible brands that we view as competitors for customers and/or executive talent. For fiscal 2014, the peer companies were Abercrombie & Fitch Co., Aéropostale Inc., American Eagle Outfitters, Inc., ANN, Inc., Ascena Retail Group, Inc., Chico’s FAS, Inc., Coach, Inc., The Gap, Inc., Guess, Inc., Kate Spade LLC, Limited Brands, Michael Kors Holdings Ltd., Nordstrom, Inc., Ralph Lauren Corp., Under Armour, Inc. and Urban Outfitters, Inc. In addition, we monitor the marketplace for innovative and creative compensation programs of those companies that we view as leading their industry.

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

In spring 2014, in conjunction with its annual review process, the Committee reviewed base salaries for the Named Executive Officers. The Committee decided that Mr. Drexler’s base salary was to remain at $200,000 given his role as owner-manager. This salary is well below the salary level normally provided to a Chief Executive Officer of a company of comparable size, complexity, and performance and below the median level of our peer group.  The Committee also determined that Ms. Lyons’, Mr. Scully’s; Ms. Wadle’s and Ms. Durkin’s base salaries would remain at $1,000,000; $750,000; $750,000 and $310,000, respectively.  Mr. Haselden received a 14% salary increase in connection with his promotion to Executive Vice President – Chief Financial Officer.  Ms. Markoe received a 16% salary increase in recognition of her contributions.

Annual Cash Incentives

Our Named Executive Officers typically have the opportunity to earn cash incentives for meeting annual performance goals. Historically, before the end of the first quarter of the relevant fiscal year, the Committee establishes financial and performance targets and opportunities for such year, which are based upon the Company’s goals for Earnings Before Interest Taxes Depreciation and Amortization (EBITDA). However, because of the difficult retail industry and macroeconomic environment in fiscal 2014, the Committee took a different approach and considered the financial and performance targets over the course of the year.  The difficult operating environment persisted throughout fiscal 2014 and, as a result, no target incentive pool was established for the year.

The Company remains committed to establishing annual incentive plan goals that are linked to our budget and plan for long-term success. We expect that EBITDA performance targets will continue to be the key measures used to determine whether an incentive award will be paid for the fiscal year and, to the extent achieved, determine the range of the incentive award opportunity for the Named Executive Officers. We calculate EBITDA using the net income recorded for the Company in accordance with Generally Accepted Accounting Principles (GAAP), adding back interest, depreciation, amortization and income tax expenses for the applicable fiscal year. We also adjust for items such as non-cash share-based compensation, the impact of purchase accounting resulting from the Acquisition and non-cash impairment losses.

When we make annual incentive awards to our Named Executive Officers, they are paid from the same incentive pool used for all of our eligible associates. To develop the target incentive pool, we add up the target incentive awards assigned to each plan participant. Mr. Drexler’s target award for fiscal 2014 would have been $1,200,000, as defined in his employment agreement, with a range of potential payment from $0 to $3,000,000. Target awards of the Named Executive Officers, other than Mr. Drexler, are expressed as a percentage of salary for the relevant fiscal year. The target award for Ms. Lyons, Mr. Scully and Ms. Wadle for fiscal 2014 would have been 100%, with a range of potential payments from zero to 250% of annual base salary. The target award for Ms. Markoe and Mr. Haselden would have been 75%, with a range of potential payments from zero to 187.5% of annual base salary. The target award for Ms. Durkin would have been 35%, with a range of potential payments from zero to 87.5% of annual base salary.

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

The Committee determines the amount of the annual incentive awards for the other Named Executive Officers using its discretion, subject to the maximum specified in the plan. In making this determination, the Committee takes into account the recommendations of Mr. Drexler. Each of the other Named Executive Officers reports directly to Mr. Drexler, except for Mr. Haselden who reported to Mr. Scully and Ms. Durkin who reported to Mr. Haselden. Mr. Drexler takes significant time to review both the quantitative and qualitative performance results of each such executive and recommends to the Committee an incentive award amount for each of them. Provided the threshold Adjusted EBITDA target is achieved, Mr. Drexler then considers whether to recommend payouts for individuals at the level established by Adjusted EBITDA results and within the range established by each Named Executive Officer’s target incentive. Final annual incentive awards are established based on the overall judgment of the Committee, taking into account the recommendations made by Mr. Drexler, with no fixed or specific mathematical weighting applied to any element of individual performance.

The Committee remains committed to a pay for performance compensation program.  As a result of the difficult operating environment in fiscal 2014, no annual incentive plan pool was developed and the Named Executive Officers will not receive annual incentive awards under the plan.  The Committee considers from time to time whether to award discretionary bonuses for retention purposes or in recognition of significant achievements in the difficult operating environment.  If the Committee determines that such awards are appropriate during the course of the current fiscal year, the Company will file a current report on Form 8-K at such time. In April 2014, the Committee awarded James Scully a discretionary bonus of $1,000,000 in recognition of Mr. Scully’s substantial efforts over multiple years to build the infrastructure and develop the strategy for the Company’s international expansion efforts in both Europe and Asia.  In April 2014, the Committee awarded Stuart Haselden a discretionary bonus of $150,000 and Joan Durkin a discretionary bonus of $50,000 in connection with their work on financial and strategic matters. In June 2014 the Committee awarded Ms. Markoe a long term incentive bonus of $125,000 payable in June 2014 and $125,000 payable in June 2015 as special recognition of her current and future contributions.

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

In 2011, our Named Executive Officers and certain key members of management were provided the opportunity to roll over on a tax deferred basis, shares of J.Crew Group, Inc. stock and stock options they held into shares or stock options, as applicable, of the Parent in connection with the consummation of the Acquisition. They were also provided the opportunity to purchase shares of the Parent. As a result, Mr. Drexler contributed an aggregate amount of 2,287,545 shares worth approximately $99.5 million in exchange for an ownership interest in Parent following the Acquisition. Mr. Scully contributed 19,157 shares and 102,491 stock options in exchange for an ownership interest of approximately $2.5 million. Ms. Lyons contributed 30,651 shares and 218,401 stock options in exchange for an ownership interest of approximately $4 million. Ms. Wadle contributed 100,590 stock options, 6,804 shares and $370,692 cash in exchange for an ownership interest of approximately $2 million. Mr. Haselden contributed 12,221 stock options, 500 shares and $50,913 cash in exchange for an ownership interest of approximately $218,000.  Ms. Markoe contributed 7,663 shares and 45,129 stock options in exchange for an ownership interest of approximately $1 million.  Ms. Durkin was not employed by the Company at the time of the Acquisition.

Also in 2011, the Committee approved stock option awards to the Named Executive Officers under a new equity incentive plan, consistent with their view of long-term equity incentives as an important part of an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key associates. The number of options awarded to each individual was “front-loaded” and intended to represent a long-term equity opportunity. The options will vest upon meeting certain time- and performance-based conditions. The Committee does not expect to make equity awards on an annual basis. In April 2013, the Committee awarded additional stock options to Ms. Lyons, Mr. Scully, Ms. Wadle and Ms. Markoe  in recognition of their ongoing and significant contributions to the success of the Company and, with respect to Mr. Scully and Ms. Wadle, in connection with their increased responsibilities as Chief Operating Officer and President – J.Crew Brand, respectively. The grant date fair value of the options awarded to these executive officers is shown in the Grants of Plan-Based Awards table shown on page 51. Ms. Durkin received an award of 250,000 stock options in March 2013 in connection with the beginning of her employment with the Company.  In connection with his promotion to Executive Vice President and Chief Financial Officer, Mr. Haselden received an award of 250,000 stock options in October 2014.

Equity Ownership. We believe that Company executives should have a meaningful ownership stake in the Company to underscore the importance of linking executive and investor interests, and to encourage an owner-manager and long-term perspective in managing the business. This ownership stake has been achieved through the roll-over of shares and stock options, the opportunity for cash investment and the award of stock options.

Benefits and Perquisites. Benefits are provided to our Named Executive Officers in the same manner that they are provided to all other associates. Our Named Executive Officers are eligible to participate in the Company’s 401(k) plan (which includes a Company match component) and receive the same health, life, and disability benefits available to our associates generally.

We offer all of our associates (including the Named Executive Officers) and directors a discount on most merchandise in our stores, and through our e-commerce business. We offer this discount because it is beneficial to our Company to encourage associates and directors to shop in our stores and online. Additionally, this discount represents common practice in the retail industry. This discount is extended to IRS qualified dependents, spouses and same-sex domestic partners. Some states require that the value of any discount extended to a same sex domestic partner be taxed for state and local tax purposes as wages to the associate and further require the Company to include the value of the discount as income to the associate.

We do not offer a defined benefit pension, supplemental executive retirement plan (SERP) or a non-qualified deferred compensation plan to our associates or Named Executive Officers.

In addition, from time to time the Company agrees to provide certain executives with perquisites. The Company provides these perquisites on a limited basis in order to attract key talent and to enhance business efficiency. We believe these perquisites are in line with market practice. For fiscal 2014, we provided certain Named Executive Officers with the following perquisites:

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

Employment Agreements

From time to time, the Company enters into employment agreements in order to attract and retain key executives. Messrs. Drexler, Haselden and Scully and Mss. Lyons and Wadle are parties to an employment agreement with the Company. Ms. Durkin is party to a Non-Disclosure, Non-Solicitation, Non-Competition and Dispute Resolution Agreement. As described beginning on page 49, the employment agreements generally define the executive’s position, specify a minimum base salary, and provide for participation in our annual and long-term incentive plans, as well as other benefits. Most of the agreements contain covenants that limit the executives’ ability to compete with us or solicit our associates or customers for a specified period following termination. The agreements also provide for various benefits under certain termination scenarios, as detailed beginning on page 53. In general, these benefits consist of salary continuation for periods ranging from twelve (12) to eighteen (18) months, a pro-rata cash incentive award for the year in which termination occurred, and in some cases, the acceleration or continued vesting (in accordance with the original vesting schedule) of a portion of unvested equity. The agreements provide for automatic renewal upon the same terms and conditions, unless either party gives written notice of its intent not to renew. The provisions vary by executive because each agreement is negotiated by the Company and the Named Executive Officer on an individual basis at the time of hire or renewal, as applicable. We believe that these agreements enhance our ability to recruit and retain the Named Executive Officers, offer them a degree of security in the very dynamic environment of the retail industry, and protect us competitively through non-competition and non-solicitation requirements if the executives terminate their employment with us.

The section below contains information, both narrative and tabular, regarding the types of compensation paid to (i) our principal executive officer, (ii) our principal financial officer and former principal financial officers, and (iii) our other three most highly compensated executive officers as of the end of fiscal 2014 (collectively, the “Named Executive Officers”). The Summary Compensation Table contains an overview of the amounts paid to our Named Executive Officers for fiscal years 2014, 2013 and 2012. The tables following the Summary Compensation Table—the Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year-End, and Option Exercises and Stock Vested—contain details of our Named Executive Officers’ recent non-equity incentive and equity grants, past equity awards, general equity holdings, and option exercises. Finally, we have included a table showing potential severance payments to our Named Executive Officers pursuant to their individual employment agreements and certain of our equity incentive plans, assuming, for these purposes that the relevant triggering event occurred on January 30, 2015.

Summary Compensation Table

The following table sets forth the compensation paid to or earned during fiscal years 2014, 2013 and 2012 by our Named Executive Officers:

Name and Principal Position	Fiscal Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(3) ($)	All Other Comp- ensation(4) ($)	Total ($)
Millard Drexler,	2014	$200,000	$0	$0	$0	$38,323	$238,323
Chairman and Chief	2013	$200,000	$0	$0	$0	$35,000	$235,000
Executive Officer	2012	$200,000	$2,400,000	$0	$1,986,758	$45,487	$4,632,245
Joan Durkin,	2014	$310,000	$50,000	$0	$0	$8,585	$368,585
SVP, Chief Accounting
Officer & Interim CFO
Jenna Lyons,	2014	$1,000,000	$0	$0	$0	$10,400	$1,010,400
President-Executive	2013	$1,000,000	$0	$0	$367,500	$1,909,052	$3,276,552
Creative Director	2012	$1,019,231	$3,000,000	$0	$334,851	$784,850	$5,138,932
Libby Wadle,	2014	$750,000	$0	$0	$0	$10,400	$760,400
President – J.Crew	2013	$742,308	$0	$0	$245,000	$959,626	$1,946,934
Brand	2012	$713,462	$1,050,000	$0	$112,840	$397,425	$2,273,727
Lynda Markoe,	2014	$538,462	$125,000	$0	$0	$10,400	$673,862
Executive Vice President -	2013	$467,308	$0	$0	$122,500	$484,913	$1,074,721
Human Resources	2012	$433,173	$425,000	$0	$0	$203,712	$1,061,885
James Scully,	2014	$750,000	$1,000,000	$0	$0	$10,400	$1,760,400
Former COO	2013	$742,308	$0	$0	$245,000	$1,196,983	$2,184,291
& Interim CFO	2012	$713,462	$1,050,000	$0	$131,651	$494,281	$2,389,394

Stuart Haselden,	2014	$447,500	$150,000	$0	$82,500	$10,400	$690,400
Former EVP, Chief	2013	$412,692	$0	$0	$0	$113,687	$526,379
Financial Officer	2012	$390,154	$268,000	$0	$103,350	$52,229	$813,733

(1)	With respect to fiscal 2012, represents the total amount earned by each Named Executive Officer during the fifty-three week fiscal year. Fiscal years 2014 and 2013 consisted of fifty-two weeks.
(2)

Represents the annual cash incentive awards under our Company annual cash incentive plan and discretionary bonus awards earned by each Named Executive Officer. For fiscal 2014, the Company did not achieve the threshold EBITDA goal under the annual cash incentive plan. See page 45 for a description of our annual cash incentive plan. In fiscal 2014, Mr. Haselden received a discretionary bonus of $150,000 in connection with his promotion to Executive Vice President and Mr. Scully received a discretionary bonus of $1,000,000.  In addition, for Ms. Markoe, represents a $125,000 payment in fiscal year 2014 with respect to a long term incentive award made in June 2014.  For fiscal 2013, the Company did not achieve the threshold EBITDA goal under the annual cash incentive plan.  For fiscal year 2012, Ms. Lyons earned a $1,500,000 special bonus as described on page 50 in addition to the annual cash incentive award for that year.

(3)

For each of the Named Executive Officers, represents the grant date fair value calculated under Accounting Standards Codification (ASC) 718—Compensation—Stock Compensation as share-based compensation in our financial statements for fiscal years 2014, 2013 and 2012 of stock option grants made in those fiscal years. For awards subject to performance conditions, the amount reflects the full grant date fair value of the awards based on the probable outcome of the performance conditions. For stock option grants that were rolled over in connection with the Acquisition, there was no incremental increase in the fair value of such shares as the number of options and exercise price were adjusted to maintain the intrinsic value on the date of the modification. For stock option grants with an exercise price modified in connection with the special dividend paid in

December 2012, an incremental increase in the fair value of these options is reflected in fiscal year 2012. See note 4, “Share-Based Compensation” to our consolidated financial statements for a description of assumptions underlying valuation of equity awards.

(4)	All other compensation for fiscal year 2014 consisted of the following:

	Matching Contributions (i)	Medical Concierge (ii)	Total
Millard Drexler	$—	$38,323	$38,323
Joan Durkin	$8,585	$—	$8,585
Jenna Lyons	$10,400	$—	$10,400
Libby Wadle	$10,400	$—	$10,400
Lynda Markoe	$10,400	$—	$10,400
James Scully	$10,400	$—	$10,400
Stuart Haselden	$10,400	$—	$10,400

(i)	Represents total Company contributions to each Named Executive Officer’s account in the Company’s tax-qualified 401(k) Plan.
(ii)	Represents Company payment for medical concierge services, as provided by Mr. Drexler’s employment agreement.

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

Joan Durkin

Ms. Durkin entered into a Non-Disclosure, Non-Solicitation, Non-Competition and Dispute Resolution Agreement with us for three years beginning on January 22, 2013, subject to automatic renewal for successive one-year periods thereafter unless either Ms. Durkin or the Company provides a notice of non-renewal at least 30 days before the expiration of the then current term.  The agreement subjects Ms. Durkin to non-solicitation and non-competition covenants during her employment and for a period of twelve and six months, respectively, following termination of employment for any reason.  In the event her employment is terminated without cause, Ms. Durkin is entitled under the agreement to certain post-employment compensation, as detailed beginning on page 55.  The agreement has not been amended or replaced in connection with Ms. Durkin’s role as Interim Chief Financial Officer.

Jenna Lyons

Ms. Lyons entered into a second amended and restated employment agreement with us in July 2010 pursuant to which she has agreed to serve as Creative Director for five years beginning in December 2007, subject to automatic one-year renewals unless we or Ms. Lyons provide four months’ written notice prior to the expiration of the current term. The agreement provides for a minimum annual base salary of $675,000, which will be reviewed from time to time by us, and an annual cash incentive award with a target of 50% and a maximum of 100%, in each case, of base salary. In addition, the agreement provided for payment by the Company of a cash contract supplement of $2,000,000 which was paid to Ms. Lyons in January 2008. The agreement also subjects Ms. Lyons to non-competition and non-solicitation covenants during her employment and for a period of twelve (12) months following termination of employment for any reason (except that the non-competition covenant will not apply in the event Ms. Lyons’ employment is terminated by the Company without cause, by Ms. Lyons for good reason or because the Company provides Ms. Lyons with written notice of our intention not to renew the employment agreement). In the event her employment is terminated without cause or for good reason, Ms. Lyons is entitled under the agreement to certain post-employment compensation, as detailed beginning on page 55.

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

Lynda Markoe

Ms. Markoe entered into a long-term incentive agreement with us in June 2014, pursuant to which she received a long-term cash incentive award provided she remains employed with us through the payment dates of each award. The agreement provides for a First Cash Incentive award of $125,000 which was paid on June 10, 2014 and a Second Cash Incentive award payable on or about June 1, 2015.  If Ms. Markoe is terminated for cause or resigns from employment for any reason on or before May 31, 2015, she is obligated to repay us the full gross amount of the First Cash Incentive.  If Ms. Markoe is terminated for cause or resigns from employment for any reason on or before May 31, 2016, she is obligated to repay us the full gross amount of the Second Cash Incentive.  For purposes of the agreement, “cause” means, without limitation, unsatisfactory job performance, failure to comply with the Company’s policies and handbook, including but not limited to the Code of Ethics and Business Practices; indictment, conviction or admission of any crime involving dishonesty or moral turpitude; participation in any act of misconduct, insubordination or fraud against the Company; use of alcohol or drugs which interferes with her performance of her duties or compromises our integrity or reputation; and excessive absences from work other than as a result of disability.

James Scully

Mr. Scully had entered into an amended and restated employment agreement with us, effective April 6, 2008, pursuant to which he agreed to serve as our Chief Administrative Officer for three years beginning in April 2008, subject to automatic one-year renewals unless we or Mr. Scully provided four months’ written notice prior to the expiration of the then current term. The agreement provided for a minimum base salary of $600,000, to be reviewed annually by us. Mr. Scully was eligible to receive an annual cash incentive award with a target of 75% and a maximum of 150%, in each case, of base salary based upon the achievement of certain Company and individual performance objectives to be determined each year. The agreement subjected Mr. Scully to non-competition and non-solicitation covenants during his employment and for a period of twelve (12) and eighteen (18) months, respectively, following termination of employment for any reason (except that the non-competition covenant would not apply in the event Mr. Scully’s employment was terminated by the Company without cause, by Mr. Scully for good reason or because the Company provided Mr. Scully written notice of our intention not to renew the agreement). In the event his employment had been terminated without cause or for good reason, Mr. Scully would have been entitled under the agreement to certain post-employment compensation, as detailed beginning on page 57.

Stuart Haselden

Mr. Haselden had entered into an employment agreement with us pursuant to which he agreed to serve as Chief Financial Officer for three years beginning in May 2012, subject to automatic one-year renewals unless we provided two months’ written notice or Mr. Haselden provided four months’ written notice, in each case prior to the expiration of the current term. The agreement provided for a minimum annual base salary of $400,000, to be reviewed annually by us, and an annual cash incentive award with a target of 35% of base salary, up to a maximum bonus based on the terms of the Company’s bonus plan as in effect from time to time. The agreement also subjected Mr. Haselden to non-competition covenants during his employment and for a period of twelve (12) months and non-solicitation covenants during his employment and for a period of eighteen (18) months, each following termination of employment for any reason. In the event his employment had been terminated without “cause,” for “good reason,” or as a result of the Company’s non-renewal of the agreement, Mr. Haselden would have been entitled under the agreement to certain post-employment compensation, as detailed beginning on page 58.

Grants of Plan-Based Awards—Fiscal 2014

The following table sets forth the non-equity and equity incentive awards and other equity awards granted to our Named Executive Officers for fiscal 2014. For fiscal 2014, the Company did not establish a target incentive pool for the year and therefore no payouts were made under the annual cash incentive plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options(3) (#)	Exercise or Base Price of Option Awards(4) ($/sh)	Grant Date Fair Value of Stock and Option Awards(5) ($)
Name	Grant Date (1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Millard Drexler	—	$400,000	$1,200,000	$3,000,000	—	—	—	—	—	—
Joan Durkin	—	$36,167	$108,500	$271,250	—	—	—	—	—	—
Jenna Lyons	—	$333,333	$1,000,000	$2,500,000	—	—	—	—	—	—
Libby Wadle	—	$250,000	$750,000	$1,875,000	—	—	—	—	—	—
Lynda Markoe	—	$137,500	$412,500	$1,031,250	—	—	—	—	—	—
Jim Scully	—	$250,000	$750,000	$1,875,000	—	—	—	—	—	—
Stuart Haselden	—	$118,750	$356,250	$890,625	—	—	—	—	—	—
	10/6/14	—	—	—	—	—	—	250,000	$0.50	$82,500

(1)	The Committee approved the October 6, 2014 option award to Mr. Haselden by a unanimous written consent approved by all Committee members on October 6, 2014.
(2)

Represents possible payouts under the Company’s annual cash incentive plan for fiscal 2014. Amounts listed in the maximum column related to achievement of “Super Max” Adjusted EBITDA goal, as discussed beginning on page 45. Achievement of “Max” Adjusted EBITDA goals would have resulted in payouts for Mr. Drexler, Ms. Durkin, Ms. Lyons, Ms. Wadle, Ms. Markoe, Mr. Scully and Mr. Haselden of $2,400,000; $217,000; $2,000,000; $1,500,000; $825,000; $1,500,000 and $712,500, respectively.

(3)

Under the 2011 Equity Incentive Plan, Mr. Haselden was awarded non-qualified stock options on October 6, 2014 which would have vested 20% annually beginning on October 6, 2015. The stock options were forfeited when Mr. Haselden’s employment with the Company ended on January 16, 2015.

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

OUTSTANDING EQUITY AWARDS AT FISCAL 2014 YEAR-END

The following table sets forth information regarding the outstanding awards under our long-term equity incentive plans held by our Named Executive Officers at the end of fiscal 2014.

			Option Awards(1)
	Grant Year of Options	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date

Millard Drexler	2011	6,020,478	6,020,479	8,027,305	0.25	4/14/21

Joan Durkin	2013	25,000	100,000	125,000	0.57	3/12/23

Jenna Lyons	2013	150,000	600,000	750,000	0.57	4/11/23
	2011	1,777,777	—	—	0.25	9/15/17
	2011	1,376,100	2,752,200	2,293,500	0.25	4/14/21
	Total	3,303,877	3,352,200	3,043,500	—	—

Libby Wadle	2013	100,000	400,000	500,000	0.57	4/11/23
	2011	825,660	550,440	1,376,100	0.25	4/14/21
	Total	925,660	950,440	1,876,100	—	—

Lynda Markoe	2013	50,000	200,000	250,000	0.57	4/11/23
	2011	481,650	321,100	802,750	0.25	4/14/21
	Total	531,650	521,100	1,052,750	—	—

James Scully	2013	100,000	400,000	500,000	0.57	4/11/23
	2011	963,300	642,200	1,605,500	0.25	4/14/21
	Total	1,063,300	1,042,200	2,105,500	—	—

Stuart Haselden	2012	60,000	—	—	0.25	5/15/22
	2011	113,066	—	—	0.25	9/15/17
	2011	80,711	—	—	0.25	4/15/16
	2011	135,000	—	—	0.25	4/14/21
	Total	388,777	—	—	—	—

(1)

Represents (i) stock options awarded prior to the Acquisition, which were rolled over into vested options of Parent, effective March 7, 2011, with an exercise price of $0.25, (ii) stock options that were granted to our Named Executive Officers (other than Ms. Durkin) on April 14, 2011 following the Acquisition, (iii) stock options that were granted to Mr. Haselden on May 15, 2012 in connection with his promotion to Chief Financial Officer, (iv) stock options that were granted to Ms. Durkin on March 12, 2013 in connection with her joining the Company and (v) stock options that were granted to Ms. Lyons, Mr. Scully, Ms. Wadle and Ms. Markoe on April 11, 2013.

The options granted on April 14, 2011 have an exercise price of $0.25 per share and vest as follows:

	Tranche 1 Vesting Schedule	Tranche 2 Vesting Schedule	Tranche 3 Vesting Schedule
Drexler	24,081,914 options vesting 25% annually beginning on 4/14/12	8,027,305 options with performance-based vesting	—
Lyons	2,293,500 options vesting 20% annually beginning on 4/14/12	2,293,500 options with performance-based vesting	1,834,800 options vesting 50% on 4/14/15 and 50% on 4/14/18
Wadle	1,376,100 options vesting 20% annually beginning on 4/14/12	1,376,100 options with performance-based vesting	—
Markoe	802,750 options vesting 20% annually beginning on 4/14/12	802,750 options with performance-based vesting	—
Scully	1,605,500 options vesting 20% annually beginning on 4/14/12	1,605,500 options with performance-based vesting	—
Haselden	225,000 options vesting 20% annually beginning on 4/14/12	225,000 options with performance-based vesting	—

The options granted on March 12, 2013 have an exercise price of $0.57 per share and vest as follows:

	Tranche 1 Vesting Schedule	Tranche 2 Vesting Schedule
Durkin	125,000 options vesting 20% annually beginning on 3/12/14	125,000 options with performance-based vesting

The options granted on April 11, 2013 have an exercise price of $0.57 per share and vest as follows:

	Tranche 1 Vesting Schedule	Tranche 2 Vesting Schedule
Lyons	750,000 options vesting 20% annually beginning on 4/11/14	750,000 options with performance-based vesting
Scully	500,000 options vesting 20% annually beginning on 4/11/14	500,000 options with performance-based vesting
Wadle	500,000 options vesting 20% annually beginning on 4/11/14	500,000 options with performance-based vesting
Markoe	250,000 options vesting 20% annually beginning on 4/11/14	250,000 options with performance-based vesting

Option Exercises and Stock Vested—Fiscal 2014

There were no option exercises or vesting of stock for the Named Executive Officers during fiscal 2014.

Potential Payments Upon Termination or Change of Control

As described above under Employment Agreements, we have employment agreements with Mr. Drexler, and Mss. Lyons and Wadle and a Non-Disclosure, Non-Solicitation, Non-Competition and Dispute Resolution Agreement with Ms. Durkin under which we are required to pay severance benefits in connection with certain terminations of employment and had employment agreements with Mr. Haselden and Mr. Scully under which we would have been required to pay severance benefits in connection with certain terminations of employment. Mr. Drexler’s stock option award agreement also provides for accelerated vesting of all his options in connection with a termination of his employment at any time by us without cause (as defined in the award agreement) or by Mr. Drexler for good reason (as defined in the award agreement) and accelerated vesting of a portion of his options in connection with a termination of his employment by us by reason of his death or disability (as defined in the award agreement). In addition, the stock option award agreements held by our other Named Executive Officers provide for the accelerated vesting of their time-based options in connection with a termination of employment by us without cause (as defined in the award agreement) or by the executive for good reason (as defined in the award agreement) within two (2) years following a change in control. Mr. Drexler’s stock option award agreement also provides for accelerated vesting of his time-based options in connection with a change in control. The following is a description of the severance, termination and change in control benefits payable to each of our Named Executive Officers pursuant to their respective agreements and our equity incentive plans as in effect during fiscal 2014. This disclosure assumes the applicable triggering date occurred on January 30, 2015, the last business day of our 2014 fiscal year.

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

Joan Durkin

Pursuant to the Non-Disclosure, Non-Solicitation, Non-Competition and Dispute Resolution Agreement between us and Joan Durkin, dated January 22, 2013 (the “Durkin Agreement”), we have agreed to provide certain payments and benefits to Ms. Durkin on a termination of her employment without cause provided that (i) we do not waive any of the post-employment restrictions in the Durkin Agreement and (ii) Ms. Durkin executes and delivers to us a separation agreement and release in a form acceptable to us and does not revoke such separation agreement and release.

Pursuant to the Durkin Agreement, we may terminate Ms. Durkin’s employment with us for cause or at any time without cause.  For these purposes, “cause” is defined under the Durkin Agreement as gross incompetence; failure to comply with the Company’s policies including, but not limited to, those contained in the Company’s Associate Handbook or Code of Ethics and Business Practices; indictment, conviction or admission of any crime involving dishonesty or moral turpitude; falsification of employment applications, records, or any work product for the Company; participation in any act of misconduct, insubordination or fraud against the Company; use of alcohol or drugs which interferes with performance of her duties or compromises the integrity or reputation of the Company; or unauthorized absence from work other than as a result of disability.

Pursuant to the Durkin Agreement, if Ms. Durkin’s employment with us is terminated by us without cause, then Ms. Durkin will be entitled to, subject to her execution of an irrevocable separation agreement and release, (a) a pro-rata portion of the cash incentive award, if any, to which she would have otherwise been entitled, based on actual performance, as of the date of termination, and (b) continued payment of base salary and continued medical benefits for a period of six (6) months following her termination date.  However Ms. Durkin’s right to the continuation of her base salary and medical benefits for six (6) months following the termination of her employment will cease upon the date that she becomes employed by another entity as an employee, consultant or otherwise.  In addition, if Ms. Durkin’s employment with us is terminated for any reason, Ms. Durkin will also be entitled to any unearned by unpaid base salary.

Amounts payable to Ms. Durkin as a result of termination by us without cause may be deferred and accumulated for six (6) months, then paid in a lump-sum on the first day of the seventh month following termination, if required for compliance with the deferred compensation rules under Section 409A of the Code.

Pursuant to the Durkin Agreement, Ms. Durkin has agreed that, for the six (6) month period following the termination of her employment for any reason, she will not engage in perform services for certain competitive entities in the retail, mail order and Internet and apparel and accessories business.  In addition, for the twelve (12) month period following the termination of her employment for any reason, Ms. Durkin has agreed not to solicit or hire any of our associates.  Ms. Durkin is also subject to standard non-disclosure of confidential information restrictions and she has agreed that any claims or dispute arising out of her employment with the Company shall be subject to mandatory arbitration.

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

Libby Wadle

Pursuant to the Letter Agreement between us and Ms. Wadle, dated November 28, 2011 (the “Wadle Agreement”), the payments and/or benefits we have agreed to pay or provide Ms. Wadle on a termination of her employment vary depending on the reason for such termination.

Pursuant to the Wadle Agreement, we may terminate Ms. Wadle’s employment with us upon her disability, which is generally defined in the Wadle Agreement as Ms. Wadle’s inability to perform her duties for a ninety (90) day period as a result of her incapacity due to physical or mental illness or injury and failure to return to work within thirty (30) days of receiving notice from the Company. In addition, we may terminate Ms. Wadle’s employment for cause or at any time without cause. For these purposes, “cause” is generally defined under the Wadle Agreement as Ms. Wadle’s (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of applicable laws, or having been found by any court or governmental authority or agency to have committed any such violation; (b) willful misconduct or gross negligence in connection with her performance of duties; (c) willful and material breach of the Wadle Agreement, including without limitation, her failure to perform her duties and responsibilities thereunder (provided that she be given written notice and has 30 days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission adverse to our reputation; (e) willful disclosure of any confidential information to persons not authorized to know such information; or (f) her violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, our Code of Ethics and Business Practices or any legal or regulatory obligations or requirements (provided that she has 30 days to cure to the extent such violation is reasonably susceptible to cure). Furthermore, if subsequent to the termination of Ms. Wadle’s employment it is determined that she could have been terminated for cause, Ms. Wadle’s employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Ms. Wadle.

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

James Scully

Mr. Scully voluntarily ended his employment with us on February 24, 2015. Pursuant to the amended and restated employment agreement between us and Mr. Scully, dated September 10, 2008 (the “Scully Agreement”), the payments and/or benefits we had agreed to pay or provide Mr. Scully on a termination of his employment varied depending on the reason for such termination.  Pursuant to the Scully Agreement, we could have terminated Mr. Scully’s employment with us upon his disability, for cause or at any time without cause.  Pursuant to the Scully Agreement, Mr. Scully was permitted to terminate his employment with us with good reason or at any time, upon at least two (2) months’ advance notice.  Mr. Scully’s employment would have also terminated upon his death.

If we had terminated Mr. Scully’s employment with us without cause or if Mr. Scully had terminated his employment with good reason (as defined in the Scully Agreement), then Mr. Scully would have been entitled to, subject to certain terms and conditions, continued base salary and medical benefits for a period of eighteen (18) months following his termination date, the annual bonus earned for the year immediately prior to the year that included his termination date, to the extent not yet paid, and a pro-rata portion of the annual bonus, if any, to which he would otherwise have been entitled, based on actual performance, as of the date of termination.

Pursuant to the Scully Agreement, Mr. Scully agreed that, for the twelve (12) month period following the termination of his employment, he will not engage in or perform services for any entity in the retail, mail order and Internet specialty apparel and accessories business within a 100 mile radius of any of our store locations or in the same area as we direct our mail order operations or solicit any of our customers or suppliers. In addition, for the eighteen (18) month period following the termination of his employment for any reason, Mr. Scully agreed not to solicit or hire any of our associates. Mr. Scully is also subject to standard non-disclosure of confidential information restrictions.

Stuart Haselden

Mr. Haselden voluntarily ended his employment with us effective January 16, 2015.  Pursuant to the Letter Agreement between us and Mr. Haselden, dated May 15, 2012 (the “Haselden Agreement”), the payments and/or benefits we had agreed to pay or provide Mr. Haselden on a termination of his employment varied depending on the reason for such termination.   Pursuant to the Haselden Agreement, we could have terminated Mr. Haselden’s employment with us upon his disability, for cause or at any time without cause. Pursuant to the Haselden Agreement, Mr. Haselden was permitted to terminate his employment with us with good reason or at any time, upon at least two (2) months’ advance notice. Mr. Haselden’s employment would have also terminated upon his death.

If we had terminated Mr. Haselden’s employment with us without cause or if Mr. Haselden had resigned for good reason (as defined in the Haselden Agreement), then Mr. Haselden would have been entitled to, subject to certain terms and conditions, continued base salary and medical benefits for a period of twelve (12) months following his termination date and the annual bonus earned for the year immediately prior to the year that includes the termination date, to the extent not yet paid.

Pursuant to the Haselden Agreement, Mr. Haselden agreed that, for the twelve (12) month period following the termination of his employment, he will not engage in or perform services for any entity in the retail, mail order and Internet specialty apparel and accessories business within a 100 mile radius of any of our store locations or in the same area as we direct our mail order operations or solicit any of our customers or suppliers. In addition, for the eighteen (18) month period following the termination of his employment for any reason, Mr. Haselden agreed not to solicit or hire any of our associates. Mr. Haselden is also subject to standard non-disclosure of confidential information restrictions.

Equity Plan

None of the options to purchase shares of our common stock held by our Named Executive Officers and granted under our 2011 Equity Incentive Plan will vest solely because of a “change in control.” However, stock options and/or restricted shares granted to our Named Executive Officers under the plan may provide for the acceleration of the vesting schedule in the event of the termination by us of a Named Executive Officer’s employment without cause or the termination by the Named Executive Officer for good reason within two (2) years following a change in control.

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

If any of the events described above had occurred on January 30, 2015 and the Committee exercised its discretion to cash-out each outstanding and unvested equity award (including performance-based awards) held by the Named Executive Officers as of such date, then each Named Executive Officer would have received an amount equal to the amount disclosed with respect to such Named Executive Officer in “Equity-Based Incentive Compensation” row of the tables below. For purposes of this calculation, we have assumed that the value per share received in connection with such event would be equal to $0.10 per share for Class A common stock, which was the valuation of this class of stock on the last business day of our fiscal year 2014.

The following tables estimate the amounts that would be payable to our Named Executive Officers if their employment terminated on January 30, 2015 and a change in control occurred on such date.

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

(2)

Represents amount equal to (i) Mr. Drexler’s base salary ($200,000) and target cash incentive award ($1,200,000) (one half of such payment to be paid on the first business day that is six (6) months and one (1) day following the assumed termination date and the remaining one half of such payment to be paid in six (6) equal monthly installments commencing on the first business day of the seventh calendar month following such date) and (ii) pro-rated lump sum payment of any annual cash incentive award he would have otherwise received for fiscal 2014 (assumes payout of target bonus of $1,200,000).

(3)

Represents an amount equal to the number of shares underlying all of Mr. Drexler’s unvested stock options as of January 30, 2015 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option. Because the exercise price of each stock option is below the assumed fair market value of $0.10 per share of common stock, no value would be attributable to Mr. Drexler’s unvested stock options.

(4)

Represents the estimated amount of the “gross-up” payment that Mr. Drexler would be entitled to receive in connection with any excise taxes imposed by Section 4999 of the Code as a result of a change in control (as defined by Section 280G of the Code). Since the Company was privately-owned as of January 30, 2015, no such gross-up payment would have been made.

Joan Durkin

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$263,500	(2)	—	—	$263,500	(2)
Equity-Based Incentive Compensation	—	—		—	—	$0	(3)
Other Benefits/ Tax Gross-Ups	—	$10,422	(4)	—	—	—

(1)

All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-solicitation and confidential information restrictions.

(2)

Represents amount equal to (i) continued payment of base salary ($310,000) for six (6) months following termination assuming that Ms. Durkin does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award she would have otherwise received for fiscal 2014 (assumes payout of target bonus of $108,500).

(3)

Represents an amount equal to the number of shares underlying all of Ms. Durkin’s unvested stock options as of January 30, 2015 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option.  Because the exercise price of each stock option is above the assumed fair market value of $0.10 per share of common stock, no value would be attributable to Ms. Durkin’s unvested stock options.

(4)

Represents an amount equal to the Company’s total COBRA cost for Ms. Durkin to continue coverage under the Company’s health insurance plan for six (6) months assuming that Ms. Durkin did not obtain other employment during that period.

Jenna Lyons

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non- Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$1,000,000	(2)	—	—	$1,000,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$0	(3)
Other Benefits/Tax Gross-Ups	—	$11,725	(4)	—	—	—

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

(2)

Represents amount equal to (i) continued payment of base salary ($1,000,000) for one (1) year following termination assuming that Ms. Lyons does not obtain other paid employment during that period and (ii) a lump sum payment equal to the annual cash incentive award, if any, that she received for the fiscal year ended prior to the fiscal year which includes the assumed termination date (which was $0 for fiscal 2013).

(3)

Represents an amount equal to the number of shares underlying all of Ms. Lyons’ unvested stock options as of January 30, 2015 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option.  Because the exercise price of each stock option is above the assumed fair market value of $0.10 per share of common stock, no value would be attributable to Ms. Lyons’ unvested stock options.

(4)

Represents an amount equal to the Company’s total COBRA cost for Ms. Lyons to continue coverage under the Company’s health insurance plan for one (1) year assuming that Ms. Lyons did not obtain other employment during that period.

Libby Wadle

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$1,500,000	(2)	—	—	$1,500,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$0	(3)
Other Benefits/Tax Gross-Ups	—	$20,845	(4)	—	—	—

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

(2)

Represents amount equal to (i) continued payment of base salary ($750,000) for one (1) year following termination assuming that Ms. Wadle does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award that she would have otherwise received for fiscal 2014 (assumes payout of target bonus of $750,000).

(3)

Represents an amount equal to the number of shares underlying all of Ms. Wadle’s unvested stock options as of January 30, 2015 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option. Because the exercise price of each stock option is above the assumed fair market value of $0.10 per share of common stock, no value would be attributable to Ms. Wadle’s unvested stock options.

(4)

Represents an amount equal to the Company’s total COBRA cost for Ms. Wadle to continue coverage under the Company’s health insurance plan for one (1) year assuming that Ms. Wadle did not obtain other employment during that period.

James Scully

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$1,875,000	(2)	—	—	$1,875,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$0	(3)
Other Benefits/ Tax Gross-Ups	—	$31,267	(4)	—	—	—

(1)

All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-solicitation and confidential information restrictions.

(2)

Represents amount equal to (i) continued payment of base salary ($750,000) for eighteen (18) months following termination assuming that Mr. Scully does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award he would have otherwise received for fiscal 2014 (assumes payout of target bonus of $750,000).

(3)

Represents an amount equal to the number of shares underlying all of Mr. Scully’s unvested stock options as of January 30, 2015 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option. Because the exercise price of each stock option is above the assumed fair market value of $0.10 per share of common stock, no value would be attributable to Mr. Scully’s unvested stock options.

(4)

Represents an amount equal to the Company’s total COBRA cost for Mr. Scully to continue coverage under the Company’s health insurance plan for eighteen (18) months assuming that Mr. Scully did not obtain other employment during that period.

Stuart Haselden

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$831,250	(2)	—	—	$831,250	(2)
Equity-Based Incentive Compensation	—	—		—	—	$0	(3)
Other Benefits/ Tax Gross-Ups	—	$20,845	(4)	—	—	—

(1)

All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-solicitation and confidential information restrictions.

(2)

Represents amount equal to (i) continued payment of base salary ($475,000) for twelve (12) months following termination assuming that Mr. Haselden does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award he would have otherwise received for fiscal 2014 (assumes payout of target bonus of $356,250).

(3)

Represents an amount equal to the number of shares underlying all of Mr. Haselden’s unvested stock options as of January 30, 2015 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option.  Because the exercise price of each stock option is above the assumed fair market value of $0.10 per share of common stock, no value would be attributable to Mr. Haselden’s unvested stock options.

(4)

Represents an amount equal to the Company’s total COBRA cost for Mr. Haselden to continue coverage under the Company’s health insurance plan for one (1) year assuming that Mr. Haselden did not obtain other employment during that period.

Director Compensation

The following table sets forth information regarding compensation for each of the Company’s non-management directors for fiscal 2014. Messrs. Coulter, Danhakl and Sokoloff and Ms. Wheeler are representatives of our Sponsors. As a result, these directors are not individually compensated by the Company.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
James Coulter	$—	$—	$—	$—	$—
John Danhakl	$—	$—	$—	$—	$—
Jonathan Sokoloff	$—	$—	$—	$—	$—
Stephen Squeri	$40,000	$87,000	$—	$—	$127,000
Carrie Wheeler	$—	$—	$—	$—	$—

(1)

Represents the grant date fair value we calculated under Accounting Standards Codification (ASC) 718—Compensation—Stock Compensation as share-based compensation in our financial statements for fiscal year 2014 of restricted stock awards  made to directors in that fiscal year. See note 4 to the consolidated financial statements for a description of assumptions underlying the valuation of equity awards.

The stock award granted to Mr. Squeri during fiscal 2014 and listed in the table above was an award of 116,000 shares of Class A restricted stock and 6,988 shares of Class L restricted stock with a grant date fair value of $87,000. The aggregate number of stock options held by Mr. Squeri as of January 31, 2015 is 80,000. In addition, Mr. Squeri held 128,250 shares of Class A unvested restricted stock and 13,113 shares of Class L unvested restricted stock as of January 31, 2015.

Compensation of Directors for Fiscal 2014

Neither Mr. Drexler nor the representatives of our Sponsors receive individual compensation from us for serving on the Board.  In exchange for his services as a director in 2014, Mr. Squeri received: (1) an annual cash retainer of $40,000; and (2) an award of 116,000 shares of Class A restricted stock and 6,988 shares of Class L restricted stock. The restricted stock was granted on October 7, 2014 and vests ratably over two years from the grant date.

Each of our directors receives a discount on most merchandise in our stores and through our e-commerce business, which we believe is a common practice in the retail industry.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of the Board of the Company are Mr. Coulter, Mr. Sokoloff, Mr. Squeri and Ms. Wheeler. None of these committee members were officers or employees of the Company during fiscal year 2014, were formerly Company officers or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board or compensation committee and any member of the Board or compensation committee of another company.

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

The following table describes the beneficial ownership of Parent’s common stock, consisting of both Class A common stock and Class L common stock, as of March 17, 2015 by each person known to the Company to beneficially own more than five percent of Parent’s common stock, each director, each executive officer named in the “Summary Compensation Table,” and all directors and executive officers as a group. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of Class A common stock underlying options beneficially owned by that person that are exercisable within 60 days following March 17, 2015. The beneficial ownership percentages reflected in the table below are based on 91,427,028 shares of Parent’s Class L common stock and 836,203,431 shares of Parent’s Class A common stock outstanding as of March 17, 2015.

Name of Beneficial Owner	Amount and Nature of Beneficially Owned Class L	Percent of Class L	Amount and Nature of Beneficially Owned Class A	Percent of Class A
5% Shareholders
Affiliates of TPG	60,275,627(1)	65.93%	542,480,716(2)	64.87%
Affiliates of LGP	22,666,665(3)	24.79%	203,999,999(4)	24.40%

Directors and Executive Officers
James Coulter	60,275,627(1)	65.93%	542,480,716(2)	64.90%
Millard S. Drexler	7,370,977(5)	8.06%	90,420,719(6)	10.66%
John G. Danhakl	22,666,665(7)	24.79%	203,999,999(7)	24.40%
Jonathan D. Sokoloff	22,666,665(8)	24.79%	203,999,999(8)	24.40%
Stephen J. Squeri	47,386(9)	*	332,500(10)	*
Carrie Wheeler	— (11)	*	— (11)	*
Joan Durkin	—	*	50,000 (12)	*
Jenna Lyons	296,296	*	6,607,755(13)	*
Libby Wadle	148,148	*	3,078,657(14)	*
Lynda Markoe	74,074		1,631,088(15)	*
James Scully	185,185	*	2,222,222	*
Stuart Haselden	16,148	*	—	*
All Executive Officers and Directors as a Group	91,080,506	99.62%	850,823,656	99.49%

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

(1)

Represents 60,275,627 shares of Class L common stock of Chinos Holdings, Inc. (the “TPG Class L Stock”) held by TPG Chinos, L.P., a Delaware limited partnership (“TPG Chinos”), whose general partner is TPG Advisors VI, Inc., a Delaware corporation (“Advisors VI”). Messrs. James G. Coulter and David Bonderman are officers and sole shareholders of Advisors VI and may therefore be deemed to beneficially own the TPG Stock (as defined below). Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Stock held by TPG Chinos except to the extent of their pecuniary interest therein. The address of Advisors VI and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

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

(6)

Represents 32,147,805 shares of Class A common stock held by The Drexler Family Revocable Trust, 16,805,500 shares of Class A common stock held by The Drexler 2008 Family Trust f/b/o Alexander Fischman Drexler, 16,805,500 shares of Class A common stock held by The Drexler 2008 Family Trust f/b/o Katherine Elizabeth Fischman Drexler and 12,620,957 shares of Class A common stock held by Millard S. Drexler. Also includes 12,040,957 shares of Class A common stock that Mr. Drexler has the right to acquire within 60 days of March 25, 2015 upon the exercise of stock options at an exercise price of $0.25 per share.

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

(9)	Includes 34,273 shares of Class L common stock held by Mr. Squeri and 13,113 shares of Class L restricted common stock.
(10)

Includes 172,250 shares of Class A common stock held by Mr. Squeri, 128,250 shares of Class A restricted common stock and 32,000 shares of Class A common stock that Mr. Squeri has the right to acquire within 60 days of March 17, 2015 upon the exercise of stock options at an exercise price of $0.25 per share.

(11)

Ms. Wheeler is a TPG Partner. Ms. Wheeler does not have voting or dispositive power over and disclaims beneficial ownership of the TPG Stock. The business address of Ms. Wheeler is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(12) (13)

Includes 50,000 shares of Class A common stock that Ms. Durkin has the right to acquire within 60 days of March 17, 2015 upon the exercise of stock options at an exercise price of $0.57 per share.

Includes 1,777,777 shares of Class A common stock held by Ms. Lyons, 4,529,978 shares of Class A common stock that Ms. Lyons has the right to acquire within 60 days of March 17, 2015 upon the exercise of stock options at an exercise price of $0.25 per share and 300,000 shares of Class A common stock that Ms. Lyons has the right to acquire within 60 days of March 17, 2015 upon the exercise of options at an exercise price of $0.57 per share.

(14)

Includes 1,777,777 shares of Class A common stock held by Ms. Wadle and 1,100,880 shares of Class A common stock that Ms. Wadle has the right to acquire within 60 days of March 17, 2015 upon the exercise of stock options at an exercise price of $0.25 per share and 200,000 shares of Class A common stock that Ms. Wadle has the right to acquire within 60 days of March 17, 2015 upon the exercise of options at an exercise price of $0.57 per share.

(15)

Includes 888,888 shares of Class A common stock held by Ms. Markoe and 642,200 shares of Class A common stock that Ms. Markoe has the right to acquire within 60 days of March 17, 2015 upon the exercise of stock options at an exercise price of $0.25 per share and 100,000 shares of Class A common stock that Ms. Markoe has the right to acquire within 60 days of March 17, 2015 upon the exercise of options at an exercise price of $0.57 per share.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Stockholders Agreements

The Company has entered into each of a Principal Investors Stockholders’ Agreement and a Management Stockholders’ Agreement with the Sponsors, certain parent companies of the Company (including Parent), certain other stockholders of Parent party thereto and, with respect to the Management Stockholders’ Agreement, certain members of management party thereto including but not limited to Mss. Lyons, Durkin, Markoe and Wadle and Messrs. Haselden and Scully (collectively, the “Stockholders Agreements”). These agreements contain arrangements among the parties thereto with respect to the business and affairs of the Company and the ownership of securities of Parent, including with respect to election of the Company’s directors and the directors of its parent companies, restrictions on the issuance or transfer of interests in the Company and its parent entities and other corporate governance provisions (including the right to approve various corporate actions).

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

Private Aircraft

Mr. Drexler travels extensively for Company business, including for purposes of site visitations to the Company’s stores. For purposes of business efficiency, Mr. Drexler uses his private airplane. Mr. Drexler’s airplane is owned by an entity which he controls. We pay an established charter rate to a third-party commercial aircraft operator for business use of his airplane. Mr. Drexler also has a fractional interest in a helicopter and we reimburse him for business use of the helicopter at an established rate. The audit committee has reviewed the terms of these arrangements to ensure they are at, or below, market and in the best interests of the Company. During fiscal 2014, we paid $1,306,100 pursuant to these arrangements.

Review, Approval or Ratification of Transactions with Related Persons

The Board has adopted a written policy regarding the approval or ratification of all transactions required to be reported under the SEC’s rules regarding transactions with related persons. In accordance with this policy, the audit committee of the Board will evaluate each related person transaction for the purpose of recommending to the disinterested members of the Board that the transactions are fair, reasonable and within Company policy, and should be ratified and approved by the Board. At least annually, management will provide the audit committee with information pertaining to related person transactions. The audit committee will consider each related person transaction in light of all relevant factors and the controls implemented to protect the interests of the Company and its stockholders. Relevant factors will include:

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

During fiscal years 2014, 2013 and 2012, KMPG LLP served as our independent registered public accounting firm and in that capacity rendered an unqualified opinion on our consolidated financial statements as of and for the three years ended January 31, 2015.

The following table sets forth the aggregate fees billed or expected to be billed to us by our independent registered public accounting firm in each of the last two fiscal years:

	Fiscal 2014	Fiscal 2013
Audit fees	$1,470,500	$1,575,500
Audit-related fees	—	100,000
Tax fees	114,000	101,000
Total fees	$1,584,500	$1,776,500

Audit Fees

These amounts represent fees billed or expected to be billed by KPMG LLP for professional services rendered for the audits of the Company’s annual financial statements for fiscal 2014 and fiscal 2013 and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q.

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

Policy on Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services

The audit committee has established policies and procedures regarding the pre-approval of audit and other services that our independent auditor may perform for us. Under the policy, the audit committee has pre-approved the engagement of our independent auditors to perform specific audit, audit related, tax and other non-audit services, subject to the fee limits established from time to time by the Audit Committee, as being consistent with auditor independence.  The provision of all other services, and all generally pre-approved services in excess of the applicable fee limits, by the independent registered public accounting firm must be specifically pre-approved by the Audit Committee on a case-by-case basis.  Management updates the Audit Committee at regularly scheduled meetings about the pre-approved services performed by the independent registered public accounting firm since the last Audit Committee meeting.  Requests to provide services that required separate approval by the Audit Committee  must be submitted to the Audit Committee by both the independent registered public accounting firm and the Chief Financial Officer and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s and the PCAOB’s rules on auditor independence.  The Audit Committee may delegate pre-approval authority to one of its members and has currently delegated such authority to the Audit Committee’s Chair.  All pre-approved decisions made by the Chair must be reported to the full Audit Committee at its next scheduled meeting.

For fiscal 2014, the Audit Committee established fee limits on pre-approved services outside the scope of the pre-approved annual audit engagement of up to $150,000 in the aggregate for statutory audits or financial audits for subsidiaries of the Company; up to $20,000 for audits of the Company’s 401(k) Savings Plan; up to $100,000 for sales and use tax compliance; and up to $250,000 for services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings and assistance in responding to SEC comment letters.

The audit committee is governed by a written charter, which is available free of charge on the investor relations section of our website at www.jcrew.com or upon written request to the Secretary of the Company, J.Crew Group, Inc., 770 Broadway, New York, New York 10003. The audit committee held six meetings in fiscal 2014.

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

J.CREW GROUP, INC.
Date: March 17, 2015	By:	/S/ MILLARD DREXLER
Millard Drexler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 12, 2015.

Signature	Title

/s/ Millard Drexler	Chairman of the Board,
Millard Drexler	Chief Executive Officer and a Director
(Principal Executive Officer)

/s/ Joan Durkin	Interim Chief Financial Officer (Principal Financial and
Joan Durkin	Accounting Officer)

*	Director
James Coulter

*	Director
John Danhakl

*	Director
Jonathan Sokoloff

*	Director
Stephen Squeri

*	Director
Carrie Wheeler

*By:	/s/ Joan Durkin
Joan Durkin
Attorney-in-Fact

J.Crew Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J.Crew Group, Inc.:

We have audited the accompanying consolidated balance sheets of J.Crew Group, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended January 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.Crew Group, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 17, 2015

J.CREW GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	January 31, 2015	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$111,097	$156,649
Merchandise inventories	367,851	353,976
Prepaid expenses and other current assets	60,734	56,434
Deferred income taxes, net	19,280	11,831
Prepaid income taxes	—	2,782
Total current assets	558,962	581,672
Property and equipment, at cost	593,410	495,659
Less accumulated depreciation	(188,958)	(120,567)
Property and equipment, net	404,452	375,092
Deferred financing costs, net	22,883	41,911
Intangible assets, net	836,608	992,735
Goodwill	1,124,715	1,686,915
Other assets	3,993	3,895
Total assets	$2,951,613	$3,682,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244,367	$237,019
Other current liabilities	155,697	154,796
Interest payable	5,408	18,065
Income taxes payable	3,192	—
Current portion of long-term debt	15,670	12,000
Total current liabilities	424,334	421,880
Long-term debt, net	1,532,769	1,555,000
Lease-related deferred credits, net	112,153	93,788
Deferred income taxes, net	323,767	389,403
Other liabilities	42,566	31,729
Total liabilities	2,435,589	2,491,800
Stockholders’ equity:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,014,930	1,008,984
Accumulated other comprehensive loss	(10,053)	(15,184)
Retained earnings (accumulated deficit)	(488,853)	196,620
Total stockholders’ equity	516,024	1,190,420
Total liabilities and stockholders’ equity	$2,951,613	$3,682,220

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	For the Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013(a)
Revenues:
Net sales	$2,540,449	$2,394,085	$2,198,099
Other	39,246	34,172	29,618
Total revenues	2,579,695	2,428,257	2,227,717
Cost of goods sold, including buying and occupancy costs	1,608,777	1,422,143	1,240,989
Gross profit	970,918	1,006,114	986,728
Selling, general and administrative expenses	845,953	754,345	732,439
Impairment losses	709,985	1,874	631
Income (loss) from operations	(585,020)	249,895	253,658
Interest expense, net	74,352	104,221	101,684
Loss on refinancings	58,960	—	—
Income (loss) before income taxes	(718,332)	145,674	151,974
Provision (benefit) for income taxes	(60,559)	57,550	55,887
Net income (loss)	$(657,773)	$88,124	$96,087
Other comprehensive income (loss):
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	13,652	7,339	—
Unrealized loss on cash flow hedge, net of tax	(10,634)	(802)	(1,226)
Foreign currency translation adjustments	2,113	(1,532)	—
Comprehensive income (loss)	$(652,642)	$93,129	$94,861

(a)	consists of 53 weeks

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except shares)

			Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total stockholders’ equity
	Common Stock
	Shares	Amount
Balance at January 28, 2012	1,000	$—	$1,183,606	$12,409	$(18,963)	$1,177,052
Net income	—	$—	$—	$96,087	$—	$96,087
Share-based compensation	—	—	5,284	—	—	5,284
Contribution from Parent, net	—		11,744	—	—	11,744
Dividend	—	—	(197,450)	—	—	(197,450)
Unrealized loss on cash flow hedges, net of tax of $784	—	—	—	—	(1,226)	(1,226)
Balance at February 2, 2013	1,000	$—	$1,003,184	$108,496	$(20,189)	$1,091,491
Net income	—	—	—	88,124	—	88,124
Share-based compensation	—	—	5,784	—	—	5,784
Excess tax benefit from share-based awards			728	—	—	728
Dividend and contribution to Parent			(712)	—	—	(712)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	7,339	7,339
Unrealized loss on cash flow hedges, net of tax of $513	—	—	—	—	(802)	(802)
Foreign currency translation adjustments	—	—	—	—	(1,532)	(1,532)
Balance at February 1, 2014	1,000	$—	$1,008,984	$196,620	$(15,184)	$1,190,420
Net loss	—	—	—	(657,773)	—	(657,773)
Share-based compensation	—	—	5,968	—	—	5,968
Excess tax benefit from share-based awards			8	—	—	8
Dividend and contribution to Parent	—	—	(30)	(27,700)	—	(27,730)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	13,652	13,652
Unrealized loss on cash flow hedges, net of tax of $6,799	—	—	—	—	(10,634)	(10,634)
Foreign currency translation adjustments	—	—	—	—	2,113	2,113
Balance at January 31, 2015	1,000	$—	$1,014,930	$(488,853)	$(10,053)	$516,024

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(657,773)	$88,124	$96,087
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	709,985	1,874	631
Depreciation of property and equipment	93,458	77,520	71,840
Loss on refinancings	58,960	—	—
Amortization of intangible assets	15,944	17,886	23,631
Share-based compensation	5,968	5,784	5,284
Amortization of deferred financing costs	5,657	9,940	9,606
Foreign currency transaction losses	5,480	389	—
Deferred income taxes	(75,015)	(5,234)	(8,945)
Realized hedging losses	—	12,131	—
Excess tax benefits from share-based awards	(8)	(728)	—
Changes in operating assets and liabilities:
Merchandise inventories	(15,071)	(88,935)	(22,969)
Prepaid expenses and other current assets	(4,585)	(5,280)	(3,053)
Other assets	(832)	(2,021)	655
Accounts payable and other liabilities	4,934	108,658	29,930
Federal and state income taxes	11,016	12,417	(8,474)
Net cash provided by operating activities	158,118	232,525	194,223
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(127,874)	(131,440)	(132,010)
Other investing activities	(4,817)	—	—
Net cash used in investing activities	(132,691)	(131,440)	(132,010)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan Facility, net of discount	1,559,165	—	—
Repayments of former term loan	(1,167,000)	—	—
Redemption of Senior Notes	(400,000)	—	—
Costs paid in connection with refinancings of debt	(22,182)	—	(2,728)
Dividend and contribution to Parent	(27,730)	(712)	(197,938)
Excess tax benefit from share-based awards	8	728	—
Principal repayments of Term Loan Facility	(11,753)	(12,000)	(15,000)
Net cash used in financing activities	(69,492)	(11,984)	(215,666)
Effects of changes in foreign exchange rates on cash and cash equivalents	(1,487)	(851)	—
Increase (decrease) in cash and cash equivalents	(45,552)	88,250	(153,453)
Beginning balance	156,649	68,399	221,852
Ending balance	$111,097	$156,649	$68,399
Supplemental cash flow information:
Income taxes paid	$3,985	$53,427	$74,088
Interest paid	$92,973	$92,195	$99,227

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

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

(b) Business

The Company designs, contracts for the manufacture of, markets and sells women’s, men’s and children’s apparel, shoes and accessories under the J.Crew and Madewell brand names. The Company’s products are marketed primarily in the United States, Canada, the United Kingdom and Hong Kong through its retail and factory stores, and its websites and catalogs.

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

(c) Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years 2014, 2013, and 2012, ended on January 31, 2015, February 1, 2014, and February 2, 2013, respectively. Fiscal years 2014 and 2013 consisted of 52 weeks and fiscal 2012 consisted of 53 weeks.

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

(e) Revenue Recognition

Revenue is recognized at the point of sale in the stores, and at an estimated date of receipt by the customer in the e-commerce business. Prices for all merchandise are listed in the Company’s websites and catalogs and are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return. The Company accrues a sales return allowance for estimated returns of merchandise that will occur subsequent to the balance sheet date, but relate to sales prior to the balance sheet date. The Company presents taxes collected from customers and remitted to governmental authorities on a net basis on the consolidated statements of operations and comprehensive income (loss).

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(Dollars in thousands, unless otherwise indicated)

A liability is recognized at the time a gift card is sold, and revenue is recognized at the time the gift card is redeemed for merchandise. Revenue is deferred and a liability is recognized for gift cards issued in connection with the Company’s customer loyalty program. Any unredeemed loyalty gift cards are recognized as income in the period in which they expire.

Amounts billed to customers for shipping and handling fees are recorded in other revenues. Other revenues also include (i) income from unredeemed gift cards, estimated based on Company specific historical trends, which amounted to $4,101 in fiscal 2014, $3,663 in fiscal 2013, and $2,508 in fiscal 2012, and (ii) revenues from third party resellers, which amounted to $9,012 in fiscal 2014, $8,565 in fiscal 2013, and $5,934 in fiscal 2012.

(f) Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or market. The Company capitalizes certain design, purchasing and warehousing costs in inventory and these costs are included in cost of goods sold as the inventories are sold.

(g) Advertising and Catalog Costs

Direct response advertising, which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. Amortization of capitalized advertising costs is computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which is approximately two months. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 31, 2015 and February 1, 2014 were $8,566 and $8,117, respectively. Catalog costs, which are reflected in selling, general and administrative expenses, were $47,372 in fiscal 2014, $51,607 in fiscal 2013, and $44,525 in fiscal 2012.

All other advertising costs, which are expensed as incurred, were $63,278 in fiscal 2014, $51,545 in fiscal 2013, and $39,093 in fiscal 2012.

(h) Lease-Related Deferred Credits

Rental payments under operating leases are charged to expense on a straight-line basis after consideration of rent holidays, step rent provisions and escalation clauses. Differences between rental expense (recognized from the date of possession) and actual rental payments are recorded as deferred rent and included in deferred credits.

The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $67,485 and $51,849 at January 31, 2015 and February 1, 2014, respectively.

Deferred credits were eliminated in the allocation of purchase price on March 7, 2011. Deferred credits as of January 31, 2015 reflect deferred rent and lease incentives for properties which the Company took possession subsequent to the Acquisition. Additionally, in the allocation of purchase price, the Company recorded liabilities for unfavorable lease commitments, which are amortized on a straight-line basis over the remaining lease life.

(k) Share-Based Compensation

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(Dollars in thousands, unless otherwise indicated)

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

(k) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. Charges for impairment of long-lived assets were $2,785 in fiscal 2014, $1,874 in fiscal 2013, and $631 in fiscal 2012. See notes 3 and 9 for more information regarding impairment of long-lived assets.

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

(m) Segment Information

The Company has two operating segments, J.Crew and Madewell, which are aggregated into one reportable segment. The Company’s identifiable assets are located primarily in the United States. Export sales are not significant.

(n) Cash and Cash Equivalents

The Company considers all highly liquid marketable securities, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $83,401 and $126,002 at January 31, 2015 and February 1, 2014, respectively, are stated at cost, which approximates market value.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(Dollars in thousands, unless otherwise indicated)

(o) Operating Expenses

Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations, and all shipping and handling and delivery costs.

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, administrative payroll, store expenses other than occupancy costs, depreciation and amortization, certain warehousing expenses (aggregating to $43,442 in fiscal 2014, $36,149 in fiscal 2013 and $29,673 in fiscal 2012) and credit card fees.

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

The Company assesses the recoverability of goodwill at the reporting unit level, which consists of its operating segments, J.Crew and Madewell. In this assessment, the Company first compares the estimated enterprise fair value of each of the reporting units to its recorded carrying value. The Company estimates the enterprise fair value based on a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach. If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which the Company allocates the enterprise fair value to the fair value of the reporting unit’s net assets. The second step of the impairment testing process requires, among other things, estimates of fair values of substantially all of the Company’s tangible and intangible assets. Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit. If the recorded goodwill balance for a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value.

In fiscal 2014, the Company recorded an impairment loss of $710 million. See note 3 for more information regarding impairment of goodwill and intangible assets.

(s) Dividends

Dividends are recorded at the declaration date as a reduction of retained earnings included in stockholders’ equity. If the amount of the dividend exceeds retained earnings, the dividend is recorded as a reduction of additional paid-in capital.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(Dollars in thousands, unless otherwise indicated)

(t) Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars.  Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while revenue and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive loss within stockholders’ equity. As of January 31, 2015 and February 1, 2014, foreign currency translation adjustments resulted in accumulated gains of $2,113 and accumulated losses of $1,532, respectively. Foreign currency transaction losses included in operating results were $5.5 million in fiscal 2014 and $0.4 in fiscal 2013. Foreign currency transaction gains and losses were not material in fiscal 2012.

(u) Derivative Financial Instruments

The Company enters into interest rate swap and cap agreements to manage a portion of its interest rate risk related to floating rate indebtedness. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these instruments are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

(v) Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for on-going consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $10.4 million in fiscal 2014, $9.9 million in fiscal 2013, and $9.1 million in fiscal 2012 for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive income (loss).

3. Goodwill and Intangible Assets

A summary of the significant components of intangible assets is as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at February 2, 2013	$16,075	$35,104	$74,142	$—	$885,300
Amortization expense	(5,242)	(8,544)	(4,100)	—	—
Balance at February 1, 2014	10,833	26,560	70,042	—	885,300
Additions	—	—	—	4,817	—
Amortization expense	(5,200)	(6,551)	(4,100)	(93)	—
Impairment losses	—	—	—	—	(145,000)
Balance at January 31, 2015	$5,633	$20,009	$65,942	$4,724	$740,300
Total accumulated amortization at January 31, 2015	$(21,377)	$(41,001)	$(16,058)	$(93)

Estimated amortization expense of intangible assets for the next five fiscal years is as follows: $15 million (fiscal 2015), $10 million (fiscal 2016), $9 million (fiscal 2017), $7 million (fiscal 2018), and $5 million (fiscal 2019).

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(Dollars in thousands, unless otherwise indicated)

A summary of goodwill is as follows:

Goodwill
Balance at February 2, 2013	$1,686,915
Impairment losses	—
Balance at February 1, 2014	1,686,915
Impairment losses	(562,200)
Balance at January 31, 2015	$1,124,715

During the first half of fiscal 2014, the Company determined that there was substantial deterioration in the excess of fair value over the carrying value of its Stores reporting unit.   During the third quarter, the Company saw a further significant reduction in the profitability of its Stores reporting unit, primarily driven by performance of women’s apparel and accessories in stores. As a result of current and expected future operating results, the Company concluded that the carrying value of the Stores reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of $562 million. Additionally, the Company recorded a non-cash impairment charge of $145 million to write down the intangible asset related to the J.Crew trade name. If operating results continue to decline below the Company’s expectations, additional impairment charges may be recorded in the future.

The impairment losses were the result of the write-down of the following assets:

	For the Year Ended January 31, 2015	For the Year Ended February 1, 2014	For the Year Ended February 2, 2013
Goodwill allocated to the Stores reporting unit	$562,200	$—	$—
Intangible asset related to the J.Crew trade name	145,000	—	—
Store leasehold improvements (see note 9)	2,785	1,874	631
Impairment losses	$709,985	$1,874	$631

In the fourth quarter of fiscal 2014, the Company changed its operating segments and reporting units to align with its omni-channel strategy, which focuses on a seamless approach to the customer experience through all available sales channels. Prior to such change, as a multi-channel retailer, the Company allocated resources to its channels, Stores and Direct. As an omni-channel retailer, the Company now allocates resources to its brands. Therefore, the Company has determined its operating segments to be J.Crew and Madewell, which have been aggregated into one reportable segment. The remaining goodwill on the Company’s balance sheet at January 31, 2015 is allocated to the reporting units as follows:

(Dollars in millions)	Goodwill
J.Crew	$1,017
Madewell	108
Total	$1,125

4. Share Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

On March 4, 2011, the Parent adopted the Chinos Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which authorizes equity awards to be granted for up to 91,740,627 shares of the common stock of the Parent, of which options for 64,383,462 shares have been issued to certain members of management and are outstanding at January 31, 2015, including (i) 35,851,807 options with a weighted average exercise price of $0.42 that become exercisable over the requisite service period and (ii) 28,531,655 options with a weighted average exercise price of $0.32 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The options have terms of up to ten years and become exercisable over a period up to seven years.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(Dollars in thousands, unless otherwise indicated)

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

The fair value of stock options was estimated at the date of grant using an option pricing model with the following weighted average assumptions:

Option Valuation Assumptions	Fiscal 2014	Fiscal 2013	Fiscal 2012
Risk-free interest rates(1)	3.1%	2.9%	2.6%
Dividend yield	—	—	—
Expected volatility(2)	56.1%	53.6%	44.2%
Expected term(3)	6.0	5.4	6.4

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	Based on average volatility of stock prices of companies in a peer group analysis.
(3)	Represents the period of time (in years) options are expected to be outstanding.

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

On November 5, 2013, in connection with a recapitalization of the Parent (used to fund a cash dividend of $484 million to the equity holders of Parent and dividend equivalent compensation payments of $6.1 million to certain equity-award holders of Parent), the Board of Directors of the Company approved a modification of certain outstanding vested and unvested options in the form of $0.53 reduction in the exercise price. As the modification was required under the 2011 Plan, no incremental share-based compensation was recorded. For more information with respect to the recapitalization of the Parent see note 14.

As of January 31, 2015, there was $5.9 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. The weighted-average grant-date fair value of options granted was $0.37. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until that event occurs.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(Dollars in thousands, unless otherwise indicated)

A summary of stock option activity under the 2011 Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at February 1, 2014	61,902,062	$0.30
Granted	5,630,000	$0.54
Exercised	(437,600)	$0.25
Forfeited	(2,711,000)	$0.34
Outstanding at January 31, 2015	64,383,462	$0.32	8.4	$—
Exercisable at January 31, 2015	14,268,289	$0.27	4.4	$—
Expected to vest at January 31, 2015	47,950,063	$0.34	6.9	$—

A summary of stock option vesting activity under the 2011 Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at February 1, 2014	57,021,522	$0.48
Granted	5,630,000	$0.37
Vested	(9,930,348)	$0.47
Forfeited	(2,606,000)	$0.44
Unvested at January 31, 2015	50,115,174	$0.46

A summary of the shares available for grant as stock options or other share-based awards under the 2011 Plan is as follows:

Shares
Available for grant at February 1, 2014	16,665,058
Granted	(5,752,988)
Forfeited and available for reissuance	2,711,000
Available for grant at January 31, 2015	13,623,070

A summary of stock option activity for awards rolled over by management during the Acquisition is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at February 1, 2014	2,374,108	$0.25
Exercised	—	$—
Forfeited	—	$—
Outstanding at January 31, 2015	2,374,108	$0.25	6.1	$—
Exercisable at January 31, 2015	2,374,108	$0.25	6.1	$—

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(Dollars in thousands, unless otherwise indicated)

5. Property and Equipment

A summary of property and equipment, net is as follows:

	January 31, 2015	February 1, 2014
Land	$3,784	$3,784
Buildings and improvements	29,118	29,494
Fixtures and equipment	257,323	209,015
Leasehold improvements	275,541	231,715
Asset retirement obligations	83	—
Construction in progress	27,561	21,651
	593,410	495,659
Less accumulated depreciation and amortization	(188,958)	(120,567)
	$404,452	$375,092

6. Other Current Liabilities

A summary of other current liabilities is as follows:

	January 31, 2015	February 1, 2014
Customer liabilities	$40,885	$39,250
Reserve for sales returns	12,158	12,464
Due to Parent	—	10,883
Deferred revenue	8,566	8,240
Accrued compensation	8,827	7,681
Taxes, other than income taxes	6,593	6,212
Accrued occupancy	3,398	3,782
Other	75,270	66,284
	$155,697	$154,796

7. Long-term Debt and Credit Agreements

A summary of long-term debt is as follows:

	January 31, 2015	February 1, 2014
Term Loan Facility (refinanced on March 5, 2014)	$1,555,248	$1,167,000
Less: current portion	(15,670)	(12,000)
Less: discount	(6,809)	—
Term Loan Facility, net	1,532,769	1,155,000
Senior Notes (redeemed on March 5, 2014)	—	400,000
Long-term debt, net	$1,532,769	$1,555,000
ABL Facility Loans	$—	$—

ABL Facility

The ABL Facility is governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides for a $300 million senior secured asset-based revolving line of credit (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. On March 5, 2014, the

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(Dollars in thousands, unless otherwise indicated)

ABL Facility was amended to, among other things, permit (i) the incurrence of additional secured indebtedness under the Term Loan Facility and (ii) the redemption in full of the Senior Notes. On December 10, 2014, the ABL Facility was further amended to among other things, (i) increase the revolving credit commitments from $250 million to $300 million, (ii) extend the maturity, and (iii) reduce the pricing on loans and letters of credit. Any amounts outstanding under the ABL Facility are due and payable in full on December 10, 2019.

Loans drawn under the ABL Facility bear interest at a rate per annum equal to, at Group’s option, any of the following, plus, in each case, an applicable margin: (a) in the case of loans in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; (b) in the case of loans in U.S. dollars or in Euros, a LIBOR determined by reference to the costs of funds for deposits in the relevant currency for the interest period relevant to such loan adjusted for certain additional costs; (c) in the case of loans in Canadian dollars, the average offered rate for Canadian dollar bankers’ acceptances having an identical term of the applicable loan; and (d) in the case of loans in Canadian dollars, a fluctuating rate determined by reference to the higher of (1) the average offered rate for 30 day Canadian dollar bankers’ acceptances plus 0.50% and (2) the prime rate of Bank of America, N.A. for loans in Canadian dollars. The applicable margin for loans under the ABL Facility varies based on Group’s average historical excess availability and ranges from 0.25% to 0.75% with respect to base rate loans and loans in Canadian dollars bearing interest at the rate described in the immediately preceding clause (d), and from 1.25% to 1.75% with respect to LIBOR loans and loans in Canadian dollars bearing interest at the rate described in the immediately preceding clause (c). In addition, Group is required to pay a commitment fee of 0.25% per annum, in respect of the unutilized commitments under the ABL Facility, as well as customary letter of credit and agency fees.

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

The ABL Facility includes restrictions on Group’s ability and the ability of certain of its subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends (including to the Parent) on, or redeem or repurchase, capital stock, make certain acquisitions or investments, materially change its business, incur or permit to exist certain liens, enter into transactions with affiliates or sell its assets to, or merge or consolidate with or into, another company. In addition, from the time when excess availability under the ABL Facility is less than the greater of (a) 10.0% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $20 million, until the time when Group has excess availability under the ABL Facility equal to or greater than the greater of (a) 10.0% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $20 million for 30 consecutive days, the credit agreement governing the ABL Facility requires Group to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) tested as of the last day of each fiscal quarter, of not less than 1.0 to 1.0.

Although Group’s immediate parent is not generally subject to the negative covenants under the ABL Facility, such parent is subject to a holding company covenant that limits its ability to engage in certain activities.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(Dollars in thousands, unless otherwise indicated)

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

On January 31, 2015, standby letters of credit were $12.7 million, excess availability, as defined, was $287.3 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $1.7 million and $2.4 million in fiscal 2014 and fiscal 2013, respectively.

Demand Letter of Credit Facilities

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On January 31, 2015, outstanding documentary letters of credit were $10 million and availability was $60 million in the aggregate under these facilities.

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

The Company is required to make principal repayments equal to 0.25% of the original principal amount of the Term Loan Facility, or $3.9 million, on the last day of January, April, July, and October. The Company is also required to repay the term loan based on an annual calculation of excess cash flow, as defined in the agreement.

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(Dollars in thousands, unless otherwise indicated)

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

The interest rate on the $1,555 million outstanding under the Term Loan Facility was 4.00% on January 31, 2015. The applicable margin in effect for base rate borrowings was 2.00% and the LIBOR Floor and applicable margin with respect to LIBOR borrowings were 1.00% and 3.00%, respectively, at January 31, 2015.

Senior Notes due 2019

The interest rate on the $400 million of the Senior Notes was 8.125% and was payable semi-annually on March 1 and September 1 of each year. On March 4, 2014, an irrevocable notice of redemption was delivered to holders of the Senior Notes calling for the redemption of the entire outstanding $400 million in aggregate principal amount of Senior Notes on April 4, 2014 and on the same day, the Senior Notes Indenture was satisfied and discharged in accordance with its terms.

The Company has been in compliance with its covenants under the terms of these agreements.

Interest Expense

A summary of the components of interest expense is as follows:

	For the Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Term Loan Facility (refinanced on March 5, 2014)	$61,877	$48,764	$57,887
Amortization of deferred financing costs and debt discount	5,657	9,940	9,606
Senior Notes (redeemed on March 5, 2014)	5,314	32,500	32,500
Realized hedging losses	770	12,131	551
Other, net of interest income of $324, $256, and $276	734	886	1,140
Interest expense, net	$74,352	$104,221	$101,684

Loss on Refinancings

A summary of the components of the loss on refinancings is as follows:

Fiscal 2014
Prior unrealized losses on cash flow hedges (see note 8)	$22,380
Call premium on Senior Notes (redeemed on March 5, 2014)	16,252
Write-off of deferred financing costs	15,797
Other financing costs	4,531
Loss on refinancings	$58,960

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(Dollars in thousands, unless otherwise indicated)

8. Derivative Financial Instruments

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

April 2011 Interest Rate Swaps

In April 2011, the Company entered into floating-to-fixed interest rate swap agreements effective in March 2013 for an aggregate notional amount of $600 million, which reduces by $100 million annually for the term of its agreements. As of January 31, 2015, the Company has interest rate swaps covering a notional amount of $500 million. These instruments limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness through the expiration of the agreements in March 2016. Under the terms of these agreements, the Company’s effective fixed interest rate on the notional amount of indebtedness is 3.56% plus the applicable margin.

Fair Value

As of January 31, 2015 and February 1, 2014, the Company designated the interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on this instrument are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

On March 5, 2014, the Company refinanced its Term Loan Facility, which resulted in the discontinuance of the designation of the 2011 Interest Rate Swaps as a cash flow hedge. Prior unrealized losses of $22 million, recorded as a component of accumulated other comprehensive income, were reclassified to earnings in the first quarter of fiscal 2014 as a component of loss on refinancing. Future unrealized gains and losses will be recorded as interest expense.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

	January 31, 2015	February 1, 2014
Interest rate caps (included in other assets)	$12	$—
Interest rate swaps (included in other liabilities)	$(29,455)	$(23,648)

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

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

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

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $1,411 million and $1,598 million at January 31, 2015 and February 1, 2014 based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain store leasehold improvements, have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of January 31, 2015 or February 1, 2014 that are measured on a recurring basis in the financial statements at fair value.

The Company assesses the recoverability of goodwill and intangibles whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its fair value, the Company records a charge to write down the intangible asset to its fair value. Impairment charges of goodwill are based on fair value measurements derived using a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach. Impairment charges of intangible assets are based on fair value measurements derived using an income approach, specifically relief from royalty method; a revenue and royalty rate approach. The valuation methodologies incorporate unobservable inputs reflecting significant estimates and assumptions made by management (level 3 inputs). During fiscal 2014, the Company recorded a non-cash goodwill impairment charge of $562 million and a non-cash intangible asset impairment charge of $145 million. For more information, see note 3.

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

10. Commitments and Contingencies

Operating Leases

As of January 31, 2015, the Company was obligated under various long-term operating leases, which require minimum annual rent for retail and factory stores, warehouses, office space and equipment.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(Dollars in thousands, unless otherwise indicated)

These operating leases expire on varying dates through 2028. A summary of aggregate minimum rent at January 31, 2015 is as follows:

Fiscal year	Amount
2015	$178,381
2016	$171,130
2017	$157,035
2018	$140,489
2019	$119,927
Thereafter	$362,512

Certain of these leases include renewal options and escalation clauses and provide for contingent rent based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

Rent expense was $174,411 in fiscal 2014, $157,941 in fiscal 2013, and $132,363 in fiscal 2012 (including contingent rent, based on store sales, of $5,193, $5,714, and $8,553, respectively).

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

11. Employee Benefit Plan

The Company has a 401(K) Savings Plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible associates may contribute up to 25% of their annual base salaries subject to certain limitations. The Company’s contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the 401(K) Savings Plan were $5,714 in fiscal 2014, $4,598 in fiscal 2013, and $4,085 in fiscal 2012.

12. Other Revenues

A summary of the components of other revenues is as follows:

	For the Year Ended January 31, 2015	For the Year Ended February 1, 2014	For the Year Ended February 2, 2013

Shipping and handling fees	$26,133	$21,944	$21,176
Revenues from third party resellers	9,012	8,565	5,934
Other	4,101	3,663	2,508
Total	$39,246	$34,172	$29,618

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(Dollars in thousands, unless otherwise indicated)

13. Income Taxes

Group is included in the consolidated federal income tax return of its Parent, which includes all of its wholly owned subsidiaries. Pursuant to its tax sharing policy, Group calculates its tax liabilities on a standalone basis and provides accordingly in its consolidated financial statements. Each subsidiary files separate, or combined where required, state tax returns in required jurisdictions. Group and its subsidiaries have entered into a tax sharing agreement providing that each of the subsidiaries will reimburse Group for its share of income taxes based on the proportion of such subsidiaries’ tax liability on a separate return basis to the total tax liability of Group.

A summary of the components of the provision (benefit) for income taxes is as follows:

(Dollars in millions)	For the Year Ended January 31, 2015	For the Year Ended February 1, 2014	For the Year Ended February 2, 2013
Current:
Federal	$9.9	$51.7	$57.9
State and local	4.5	11.2	6.8
Foreign	0.1	—	0.1
	14.5	62.9	64.8
Deferred:
Federal	(63.6)	(4.4)	(12.0)
State and local	(11.4)	(1.1)	3.3
Foreign	—	0.2	(0.2)
	(75.0)	(5.3)	(8.9)
Total income taxes (benefit) recorded on the consolidated statement of operations	(60.5)	57.6	55.9

Income taxes charged (credited) to shareholders’ equity:
Excess tax benefits arising from stock option exercises	—	(0.7)	—
Deferred income taxes (benefits) arising from the change in derivative liability credited to OCI	1.9	4.6	(1.2)
Total income taxes	$(58.6)	$61.5	$54.7

A reconciliation between the effective tax and the U.S. federal statutory income tax rate is as follows:

	For the Year Ended January 31, 2015	For the Year Ended February 1, 2014	For the Year Ended February 2, 2013
Federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.6	4.6	4.3
Foreign rate differential	0.5	1.7	—
Goodwill impairment	(27.4)	—	—
Foreign valuation allowances	(0.6)	0.4	—
Uncertain tax positions	(0.3)	0.6	(1.3)
Other	0.6	(2.9)	(1.3)
Effective tax rate	8.4%	39.4%	36.7%

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(Dollars in thousands, unless otherwise indicated)

A summary of the tax effect of temporary differences which give rise to deferred tax assets and liabilities is as follows:

(Dollars in millions)	January 31, 2015	February 1, 2014
Deferred tax assets:
Customer liabilities	$11.3	$10.6
Rent	29.8	21.1
Financial instruments	12.5	8.7
Sales returns	4.7	4.8
Share-based payments	9.9	7.6
State net operating losses	1.4	1.9
Foreign net operating losses	5.0	1.7
State taxes and interest	3.5	2.6
Transaction costs	9.0	9.9
Other	8.8	3.4
	95.9	72.3
Less: Valuation allowance	(7.6)	(3.1)
Deferred tax asset, net of valuation allowance	88.3	69.2

Deferred tax liabilities:
Intangible assets	(316.7)	(376.9)
Difference in book and tax basis for property and equipment	(60.4)	(54.7)
Prepaid catalog and other prepaid expenses	(15.7)	(15.2)
	(392.8)	(446.8)

Net deferred income tax liability	$(304.5)	$(377.6)

Amounts included in consolidated balance sheets:
Current assets	$19.3	$11.8
Non-current assets	—	—
Current liabilities	—	—
Non-current liabilities	(323.8)	(389.4)
	$(304.5)	$(377.6)

Management believes that it is more likely than not that the deferred tax asset, net balance of $88.3 million as of January 31, 2015 will be realized. The Company recorded significant deferred tax liabilities relating to trade names and other intangibles in connection with the Acquisition.

It is the Company’s intention to permanently reinvest undistributed earnings and profits from the Company’s foreign operations that have been generated through January 31, 2015 and future plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. Accordingly, no provision has been made for U.S. income taxes on undistributed earnings of foreign subsidiaries as of January 31, 2015. Cash held by the Company’s foreign subsidiaries is $7.5 million, valued in U.S. dollars, at January 31, 2015.

As of January 31, 2015, the Company has $13.1 million in liabilities associated with uncertain tax positions (including interest and penalties of $1.1 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $12.9 million. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(Dollars in thousands, unless otherwise indicated)

A roll-forward of unrecognized tax benefits is as follows:

(Dollars in millions)	For the Year Ended January 31, 2015	For the Year Ended February 1, 2014
Balance at beginning of period	$13.0	$9.3
Additions for tax positions taken during current year	6.2	4.0
Additions for tax positions taken during prior years	0.1	0.5
Reductions for tax positions taken during prior years	(0.4)	(0.7)
Settlements	—	—
Expirations of statutes of limitations	(0.8)	(0.1)
Balance at end of period	$18.1	$13.0

The federal income tax returns for the periods ended January 2012 and January 2013 are currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns for certain tax years ranging from 2009 to 2012. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

As of January 31, 2015, the Company has state and local net operating loss carryovers, net of unrecognized tax benefits, of approximately $26.8 million. These carryovers are available to offset future taxable income for state and local tax purposes and expire primarily in May 2028.

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

The PIK Notes are: (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, including Group, and therefore are not recorded in the financial statements of the Company.  The PIK Notes provide for redemption at certain prices, including with respect to a change in control or equity offering.  The Company declared dividends to the Issuer in the first and third quarters of fiscal 2014 to fund the semi-annual interest payments due May 1, 2014 and November 3, 2014. Additionally, while not required, the Company intends to pay dividends to the Issuer to fund interest payments, which would aggregate to $174 million through the remainder of the term if all interest on the PIK Notes is paid in cash.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

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

15. Quarterly Financial Information (Unaudited)

A summary of quarterly financial results for fiscal 2014 and fiscal 2013 is as follows:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014
Total revenues	$591,969	$627,229	$655,157	$705,340
Gross profit	228,251	235,836	263,311	243,520
Net income (loss)(1)	$(30,118)	$10,785	$(607,849)	$(30,591)
Fiscal 2013
Total revenues	$564,112	$559,102	$618,827	$686,217
Gross profit	252,015	229,992	271,495	252,611
Net income	$29,320	$17,458	$35,428	$5,917
(1)	Includes the impact of the loss on refinancings recorded in the first quarter, and non-cash impairment losses recorded in the third and fourth quarters.

16. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2013, a pronouncement was issued that provided guidance related to the presentation of an unrecognized tax benefit, specifically when to present as a reduction of deferred taxes or as a liability, in situations where net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The pronouncement is effective for fiscal years beginning after December 15, 2013. The Company adopted this pronouncement on February 2, 2014, which did not have a significant impact on our condensed consolidated financial statements.

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

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Cost and Expenses(a)	Charged to other Accounts	Deductions(a)	Ending Balance
	(in thousands)
Inventory reserve
(deducted from merchandise inventories)
Year ended January 31, 2015	$7,850	$21	$—	$—	$7,871
Year ended February 1, 2014	7,308	542	—	—	7,850
Year ended February 2, 2013	6,253	1,055	—	—	7,308
Allowance for sales returns
(included in other current liabilities)
Year ended January 31, 2015	$12,464	$(306)	$—	$—	$12,158
Year ended February 1, 2014	9,110	3,354	—	—	12,464
Year ended February 2, 2013	8,953	157	—	—	9,110

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

Exhibit No.	Document

10.12

Third Amendment to Credit Agreement, dated as of December 10, 2014, by and among J. Crew Group, Inc., Bank of America, N.A., as administrative agent and collateral agent, and each lender party thereto.  Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 11, 2014.

10.13

Trademark License Agreement by and among J.Crew Group, Inc., Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.14

Employment Agreement by and among J.Crew Group, Inc., Chinos Holdings, Inc. and Millard S. Drexler dated as of March 7, 2011. Incorporated by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2011.

10.15	Amended and Restated Employment Agreement, dated September 10, 2008, between the Company and James Scully. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 11, 2008.

10.16	Amended and Restated Employment Agreement, dated July 15, 2010, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on September 3, 2010.

10.17	Special Bonus Agreement, dated April 15, 2013, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 16, 2013.

10.18	Letter Agreement, dated November 28, 2011, between J.Crew Group, Inc. and Libby Wadle. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 29, 2011.

10.19	Letter Agreement, dated May 15, 2012, between J.Crew Group, Inc. and Stuart Haselden. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 30, 2012.

10.20	Non-Disclosure, Non-Solicitation and Non-Competition and Dispute Resolution Agreement, dated January 22, 2013, between the Company and Joan Durkin. †

10.21	Long Term Incentive Bonus Agreement, dated June 9, 2014, between J.Crew Group, Inc. and Lynda Markoe. †

10.22

Management Services Agreement, entered into as of March 7, 2011, between Chinos Acquisition Corporation, Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Holdings, Inc., TPG Capital, L.P., and Leonard Green and Partners, L.P. Incorporated by reference to Exhibit 10.14 to the Form S-4 filed on June 22, 2011.

10.23

Principal Investors Stockholders’ Agreement, dated as of March 7, 2011, by and among Chinos Holdings, Inc., Chinos Acquisition Corporation, Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc. and the stockholder parties thereto. Incorporated by reference to Exhibit 10.15 to the Form S-4 filed on June 22, 2011.

10.24

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at January 31, 2015 and February 1, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, (iv) the Consolidated Statements of Cash Flows for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, and (v) the Notes to the Consolidated Financial Statements.†

†	Filed herewith.
*	Furnished herewith