Form 10-Q
period 2015-05-02
J CREW GROUP INC
filed 2015-06-04
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 29, 2015
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at May 2, 2015 and January 31, 2015	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended May 2, 2015 and May 3, 2014	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended May 2, 2015 and the fifty-two weeks ended January 31, 2015	5

	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 2, 2015 and May 3, 2014	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	23

Item 6.	Exhibits	23

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	May 2, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$64,459	$111,097
Merchandise inventories	410,078	367,851
Prepaid expenses and other current assets	59,358	60,734
Prepaid income taxes	9,450	—
Deferred income taxes, net	20,659	19,280
Total current assets	564,004	558,962
Property and equipment, net	396,731	404,452
Deferred financing costs, net	21,906	22,883
Intangible assets, net	642,423	836,608
Goodwill	783,815	1,124,715
Other assets	4,465	3,993
Total assets	$2,413,344	$2,951,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$255,728	$244,367
Other current liabilities	154,770	155,697
Interest payable	5,564	5,408
Income taxes payable	—	3,192
Current portion of long-term debt	15,670	15,670
Total current liabilities	431,732	424,334
Long-term debt, net	1,529,131	1,532,769
Lease-related deferred credits, net	115,296	112,153
Deferred income taxes, net	261,522	323,767
Other liabilities	39,031	42,566
Total liabilities	2,376,712	2,435,589
Stockholders’ equity:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	996,747	1,014,930
Accumulated other comprehensive loss	(8,851)	(10,053)
Accumulated deficit	(951,264)	(488,853)
Total stockholders’ equity	36,632	516,024
Total liabilities and stockholders’ equity	$2,413,344	$2,951,613

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Thirteen Weeks Ended May 2, 2015	Thirteen Weeks Ended May 3, 2014
Revenues:
Net sales	$570,583	$583,384
Other	11,221	8,585
Total revenues	581,804	591,969
Cost of goods sold, including buying and occupancy costs	365,281	363,718
Gross profit	216,523	228,251
Selling, general and administrative expenses	203,753	194,233
Impairment losses	533,362	—
Income (loss) from operations	(520,592)	34,018
Interest expense, net of interest income	17,309	21,661
Loss on refinancing	—	58,786
Loss before income taxes	(537,901)	(46,429)
Benefit for income taxes	(75,490)	(16,311)
Net loss	$(462,411)	$(30,118)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	12	13,652
Unrealized gains on cash flow hedges, net of tax	1,420	—
Foreign currency translation adjustments	(230)	1,285
Comprehensive loss	$(461,209)	$(15,181)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at February 1, 2014	1,000	$—	$1,008,984	$196,620	$(15,184)	$1,190,420
Net loss	—	—	—	(657,773)	—	(657,773)
Share-based compensation	—	—	5,968	—	—	5,968
Excess tax benefit from share-based awards	—	—	8	—	—	8
Dividend and contribution to Parent	—	—	(30)	(27,700)	—	(27,730)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	13,652	13,652
Unrealized loss on cash flow hedges, net of tax of $6,799	—	—	—	—	(10,634)	(10,634)
Foreign currency translation adjustments	—	—	—	—	2,113	2,113
Balance at January 31, 2015	1,000	—	1,014,930	(488,853)	(10,053)	516,024
Net loss	—	—	—	(462,411)	—	(462,411)
Share-based compensation	—	—	1,293	—	—	1,293
Dividend and contribution to Parent	—	—	(19,476)	—	—	(19,476)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	12	12
Unrealized gain on cash flow hedges, net of tax of $915	—	—	—	—	1,420	1,420
Foreign currency translation adjustments	—	—	—	—	(230)	(230)
Balance at May 2, 2015	1,000	$—	$996,747	$(951,264)	$(8,851)	$36,632

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirteen Weeks Ended May 2, 2015	Thirteen Weeks Ended May 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(462,411)	$(30,118)
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	533,362	—
Depreciation of property and equipment	25,100	21,653
Loss on refinancing	—	58,786
Amortization of intangible assets	3,880	3,894
Share-based compensation	1,293	1,602
Amortization of deferred financing costs	1,257	1,715
Foreign currency transaction losses (gains)	(1,330)	824
Reclassification of hedging losses to earnings	12	—
Changes in operating assets and liabilities:
Merchandise inventories	(41,827)	(41,507)
Prepaid expenses and other current assets	1,485	3,818
Other assets	(474)	(348)
Accounts payable and other liabilities	10,272	(24,316)
Federal and state income taxes	(75,542)	(17,596)
Net cash used in operating activities	(4,923)	(21,593)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,476)	(27,459)
Net cash used in investing activities	(18,476)	(27,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan Facility, net of discount	—	1,559,165
Repayment of former term loan	—	(1,167,000)
Redemption of Senior Notes	—	(400,000)
Costs paid in connection with refinancing of debt	—	(21,419)
Dividend and contribution to Parent	(19,476)	(19,073)
Principal repayments of Term Loan Facility	(3,918)	—
Net cash used in financing activities	(23,394)	(48,327)
Effect of changes in foreign exchange rates on cash and cash equivalents	155	113
Decrease in cash and cash equivalents	(46,638)	(97,266)
Beginning balance	111,097	156,649
Ending balance	$64,459	$59,383
Supplemental cash flow information:
Income taxes paid	$252	$1,394
Interest paid	$18,660	$35,782

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen weeks ended May 2, 2015 and May 3, 2014

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

The Company’s fiscal year ends on the Saturday closest to January 31. All references to “fiscal 2015” represent the 52-week fiscal year that will end on January 30, 2016, and to “fiscal 2014” represent the 52-week fiscal year that ended January 31, 2015.

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

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for ongoing consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $2.6 million and $2.5 million in the first quarter of fiscal 2015 and fiscal 2014, respectively, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive income (loss).

3. Goodwill and Intangible Assets

A summary of significant components of intangible assets is as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at January 31, 2015	$5,633	$20,009	$65,942	$4,724	$740,300
Amortization expense	(1,300)	(1,440)	(1,025)	(115)	—
Impairment losses	—	—	—	—	(190,305)
Balance at May 2, 2015	$4,333	$18,569	$64,917	$4,609	$549,995
Total accumulated amortization at May 2, 2015	$(22,677)	$(42,441)	$(17,083)	$(207)

A summary of goodwill is as follows:

Goodwill
Balance at January 31, 2015	1,124,715
Impairment losses	(340,900)
Balance at May 2, 2015	$783,815

During the first quarter of fiscal 2015, the Company experienced a further significant reduction in the profitability of its J.Crew reporting unit, primarily driven by performance of women’s apparel and accessories, which the Company expects to continue at least through fiscal 2015. As a result of current and expected future operating results, the Company concluded that the carrying value of the J.Crew reporting unit exceeded its fair value and recorded an estimated non-cash goodwill impairment charge of $341 million.  There has been no deterioration of the excess of fair value over the carrying value of its Madewell reporting unit.  Additionally, the Company recorded a non-cash impairment charge of $190 million to write down the intangible asset related to the J.Crew trade name.

After recording the non-cash goodwill charge of $341 million, the carrying value of goodwill is $676 million in the J.Crew reporting unit and $108 million in the Madewell reporting unit.  After recording the non-cash intangible asset charge of $190 million, the carrying value of the J.Crew trade name is $550 million.  In fiscal 2014, the Company recorded non-cash impairment charges of $562 million and $145 million to write down goodwill and the intangible asset related to the J.Crew trade name. If operating results continue to decline below the Company’s expectations, additional impairment charges may be recorded in the future.

The impairment losses were the result of the write-down of the following assets:

	For the Thirteen Weeks Ended May 2, 2015	For the Thirteen Weeks Ended May 3, 2014
Goodwill allocated to the J.Crew reporting unit	$340,900	$—
Intangible asset related to the J.Crew trade name	190,305	—
Store leasehold improvements (see note 7)	2,157	—
Impairment losses	$533,362	$—

Due to the complexity of the goodwill impairment analysis, which involves completion of fair value analyses that contemplate significant assumptions, the Company will finalize this goodwill impairment charge in the second quarter of fiscal 2015.

4. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

During the first quarter of fiscal 2015, the Parent granted 1,035,000 options to certain members of management, including (i) 1,000,000 options with a weighted average exercise price of $0.10 that become exercisable over a period of five years and (ii) 35,000 options with a weighted average exercise price of $0.10 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The options have terms of up to ten years. The weighted average grant-date fair value of the time-based awards granted in the first quarter of fiscal

2015 was $0.05 per share. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until the occurrence of the event is probable.

A summary of share-based compensation recorded in the statements of operations and comprehensive income (loss) is as follows:

	For the Thirteen Weeks Ended May 2, 2015	For the Thirteen Weeks Ended May 3, 2014
Share-based compensation	$1,293	$1,602

A summary of shares available for grant as stock options or other share-based awards is as follows:

Shares
Available for grant at January 31, 2015	13,623,070
Granted	(1,035,000)
Forfeited and available for reissuance	4,491,000
Available for grant at May 2, 2015	17,079,070

5. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	May 2, 2015	January 31, 2015
Term Loan Facility (refinanced on March 5, 2014)	$1,551,330	$1,555,248
Less current portion	(15,670)	(15,670)
Less discount	(6,529)	(6,809)
Long-term debt, net	$1,529,131	$1,532,769
ABL Facility Loans	$—	$—

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

On May 2, 2015, outstanding standby letters of credit were $12.4 million, excess availability, as defined, was $287.6 million, and there were no borrowings outstanding. There were no average short term borrowings under the ABL Facility in the first quarter of fiscal 2015. Average short-term borrowings under the ABL Facility were $1.8 million in the first quarter of fiscal 2014.

Demand Letter of Credit Facility

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On May 2, 2015, outstanding documentary letters of credit were $11.3 million and availability was $58.7 million in the aggregate under these facilities

Term Loan Facility

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

The interest rate on the $1,551 million outstanding under the Term Loan Facility was 4.00% on May 2, 2015. The applicable margin in effect for base rate borrowings was 2.00% and the LIBOR Floor and applicable margin with respect to LIBOR borrowings were 1.00% and 3.00%, respectively, at May 2, 2015.

Interest expense

A summary of the components of interest expense is as follows:

	For the Thirteen Weeks Ended May 2, 2015	For the Thirteen Weeks Ended May 3, 2014
Term Loan Facility	$15,724	$14,466
Senior Notes (redeemed on March 5, 2014)	—	5,314
Amortization of deferred financing costs and debt discount	1,257	1,715
Hedging losses	12	—
Other interest, net of interest income	316	166
Interest expense, net	$17,309	$21,661

Loss on refinancing

A summary of the components of the loss on refinancing is as follows:

For the Thirteen Weeks Ended May 3, 2014
Prior unrealized losses on cash flow hedge (see note 6)	$22,380
Call premium on Senior Notes (redeemed on March 5, 2014)	16,252
Write-off of deferred financing costs	15,623
Other financing costs	4,531
Loss on refinancing	$58,786

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

April 2011 Interest Rate Swaps

In April 2011, the Company entered into floating-to-fixed interest rate swap agreements effective in March 2013 for an aggregate notional amount of $600 million, which reduces by $100 million annually for the term of the agreements. As of May 2, 2015, the Company had interest rate swaps covering a notional amount of $400 million. These instruments limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness through the expiration of the agreements in March 2016. Under the terms of these agreements, the Company’s effective fixed interest rate on the notional amount of indebtedness is 3.56% plus the applicable margin.

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

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

	May 2, 2015	May 3, 2014
Interest rate caps (included in other assets)	$2	$—
Interest rate swaps (included in other liabilities)	$(24,280)	$(20,425)

7. Fair Value Measurements

The Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●

Level 2 – Observable inputs, other than quoted prices included in Level 1, such as quoted prices for markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Financial assets and liabilities

The fair value of the Company’s debt is $1,451 million and $1,411 million at May 2, 2015 and January 31, 2015 based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain store leasehold improvements have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of May 2, 2015 or January 31, 2015 that are measured in the financial statements at fair value.

The Company assesses the recoverability of goodwill and intangible assets whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its fair value, the Company records a charge to write down the intangible asset to its fair value. Impairment charges of goodwill are based on fair value measurements derived using a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach. Impairment charges of intangible assets are based on fair value measurements derived using an income approach, specifically relief from royalty method; a revenue and royalty rate approach. The valuation methodologies incorporate unobservable inputs reflecting significant estimates and assumptions made by management (level 3 inputs). During fiscal 2014 and the first quarter of fiscal 2015, the Company recorded goodwill and intangible asset impairment charges. For more information, see note 3.

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

The federal tax returns for the periods ended January 2012 and January 2013 are currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2009 to 2013. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

The difference between the U.S. statutory income tax rate of 35% and the effective tax rate for the thirteen weeks ended May 2, 2015 of 14% is primarily driven by the non-cash impairment charge related to the write off of goodwill, which is not tax deductible, and therefore has no tax benefit. Other items impacting the effective rate include state and local income taxes and the recognition of certain foreign valuation allowances. The parity between the U.S. statutory income tax rate of 35% and the effective tax rate for the thirteen weeks ended May 3, 2014 of 35% is primarily driven by state and local income taxes offset by benefits from international operations.

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

The PIK Notes are (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in the financial statements of the Company. The Company paid a dividend of $19 million to the Issuer in the first quarter to fund the semi-annual interest payment on May 1, 2015. Additionally, while not required, the Company intends to pay dividends to fund future interest payments, which would aggregate to $155 million through the remainder of the term if all interest on the PIK Notes is paid in cash.

11. Recent Accounting Pronouncements

In May 2014, a pronouncement was issued that clarified the principles of revenue recognition, which standardizes a comprehensive model for recognizing revenue arising from contracts with customers. In April 2015, the FASB proposed deferring the effective date of the pronouncement to fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the new pronouncement on our condensed consolidated financial statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness and the indebtedness of our indirect Parent, for which we pay and intend to continue to pay dividends to service such debt, and our substantial lease obligations, the strength of the global economy, declines in consumer spending or changes in seasonal consumer spending patterns, competitive market conditions, our ability to anticipate and timely respond to changes in trends and consumer preferences, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, products offerings, sales channels and businesses, adverse or unseasonable weather, material disruption to our information systems, our ability to implement our real estate strategy, our ability to implement our international expansion strategy, our ability to attract and retain key personnel, interruptions in our foreign sourcing operations, and other factors which are set forth in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC. When used herein, the terms “J.Crew,” “Group,” “Company,” “we,” “us” and “our” refer to J.Crew Group, Inc., including its wholly-owned subsidiaries.

Executive Overview

J.Crew is an internationally recognized multi-brand apparel and accessories retailer that differentiates itself through high standards of quality, style, design and fabrics. We are a vertically-integrated, omni-channel specialty retailer that operates stores and websites both domestically and internationally. We design, market and sell our products , including those under the J.Crew® and Madewell® brands, offering complete assortments of women’s, men’s and children’s apparel and accessories. We believe our customer base consists primarily of affluent, college-educated, professional and fashion-conscious women and men.

We sell our J.Crew and Madewell merchandise through our retail and factory stores, our websites and our catalogs. As of May 2, 2015, we operated 283 J.Crew retail stores, 142 J.Crew factory stores, and 87 Madewell stores throughout the United States, Canada, the United Kingdom, Hong Kong, and France; compared to 266 J.Crew retail stores, 122 J.Crew factory stores, and 70 Madewell stores as of May 3, 2014.

A summary of revenues by brand for the first quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended May 2, 2015	For the Thirteen Weeks Ended May 3, 2014
J.Crew	$508.7	$536.7
Madewell	61.9	46.7
Other(a)	11.2	8.6
Total revenues	$581.8	$592.0

(a)Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of highlights for the first quarter is as follows:

●	Revenues decreased 1.7% to $581.8 million.
●	Comparable company sales decreased 7.9%.
●	J.Crew revenues decreased 5.2% to $508.7 million.
●	Madewell revenues increased 32.6% to $61.9 million.
●

We recorded non-cash impairment losses of $533 million, as a result of write downs of (i) goodwill of $341 million, (ii) intangible assets of $190 million, and (iii) certain leasehold improvements of $2 million.

●	We opened five J.Crew retail stores, three J.Crew factory stores, and two Madewell stores. We closed two J.Crew retail stores.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure used in our evaluation is comparable company sales, which includes (i) net sales from stores that have been open for at least twelve months, (ii) e-commerce net sales, and (iii) shipping and handling fees.

A complete description of the measures we use to assess the performance of our business appears in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC.

Results of Operations – First Quarter of Fiscal 2015 compared to First Quarter of Fiscal 2014

	For the Thirteen Weeks Ended May 2, 2015		For the Thirteen Weeks Ended May 3, 2014		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$581.8	100.0%	$592.0	100.0%	$(10.2)	(1.7)%
Gross profit	216.5	37.2	228.2	38.6	(11.7)	(5.1)
Selling, general and administrative expenses	203.8	35.0	194.2	32.8	9.6	4.9
Impairment losses	533.4	91.7	—	—	533.4	NM
Income (loss) from operations	(520.6)	NM	34.0	5.7	(554.6)	NM
Interest expense, net	17.3	3.0	21.7	3.7	(4.4)	(20.1)
Loss on refinancing	—	—	58.8	9.9	(58.8)	(100.0)
Benefit for income taxes	(75.5)	(13.0)	(16.3)	(2.8)	(59.2)	NM
Net loss	$(462.4)	(79.5)%	$(30.1)	(5.1)%	$(432.3)	NM %

Revenues

Total revenues decreased $10.2 million, or 1.7%, to $581.8 million in the first quarter of fiscal 2015 from $592.0 million in the first quarter last year, driven primarily by a decrease in sales of women’s apparel, specifically knits, sweaters, and dresses. Comparable company sales decreased 7.9% following a decrease of 1.5% in the first quarter last year.

J.Crew sales decreased $28.0 million, or 5.2%, to $508.7 million in the first quarter of fiscal 2015 from $536.7 million in the first quarter last year. J.Crew comparable sales decreased 9.6% following a decrease of 2.5% in the first quarter last year. In the first quarter of fiscal 2015, we continued to experience a softening of the sales trend in our J.Crew women’s apparel, which we expect to continue at least through fiscal 2015.

Madewell sales increased $15.2 million, or 32.6%, to $61.9 million in the first quarter of fiscal 2015 from $46.7 million in the first quarter last year. Madewell comparable sales increased 11.6% following an increase of 12.8% in the first quarter last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended May 2, 2015	For the Thirteen Weeks Ended May 3, 2014
Apparel:
Women’s	55%	57%
Men’s	24	23
Children’s	8	7
Accessories	13	13
	100%	100%

Other revenues increased $2.6 million, or 30.7%, to $11.2 million in first quarter of fiscal 2015 from $8.6 million in the first quarter last year.

Gross Profit

Gross profit decreased $11.7 million to $216.5 million in the first quarter of fiscal 2015 from $228.2 million in the first quarter last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(5.2)
Decrease in merchandise margin	(3.9)
Increase in buying and occupancy costs	(2.6)
Decrease in gross profit	$(11.7)

Gross margin decreased to 37.2% in the first quarter of fiscal 2015 from 38.6% in the first quarter last year. The decrease in gross margin was driven by: (i) a 70 basis point deterioration in merchandise margin primarily due to increased markdowns and (ii) a 70 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.6 million to $203.8 million in the first quarter of fiscal 2015 compared to $194.2 million in the first quarter last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Increase in operating expenses, primarily stores and payroll	$5.8
Increase in advertising and catalog costs	5.1
Increase in depreciation	3.6
Decrease in foreign currency transaction losses	(2.2)
Decrease in share-based and incentive compensation	(1.7)
Other, net	(1.0)
Total increase in selling, general and administrative expenses	$9.6

As a percentage of revenues, selling, general and administrative expenses increased to 35.0% in the first quarter of fiscal 2015 from 32.8% in the first quarter last year.

    Impairment Losses

During the first quarter, we experienced a further significant reduction in the profitability of our J.Crew reporting unit, primarily driven by performance of women’s apparel and accessories, which we expect to continue at least through fiscal 2015. As a result of current and expected future operating results, we concluded that the carrying value of the J.Crew reporting unit exceeded its fair value and recorded an estimated non-cash goodwill impairment charge of $341 million.  There has been no deterioration of the excess of fair value over the carrying value of our Madewell reporting unit.  Additionally, we recorded a non-cash impairment charge of $190 million to write down the intangible asset related to the J.Crew trade name.

After recording the non-cash goodwill charge of $341 million, the carrying value of goodwill is $676 million in the J.Crew reporting unit and $108 million in the Madewell reporting unit.  After recording the non-cash intangible asset charge of $190 million, the carrying value of the J.Crew trade name is $550 million. In fiscal 2014, we recorded non-cash impairment charges of $562 million and $145 million to write down goodwill and the intangible asset related to the J.Crew trade name. If operating results continue to decline below our expectations, additional impairment charges may be recorded in the future.

The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	For the Thirteen Weeks Ended May 2, 2015	For the Thirteen Weeks Ended May 3, 2014
Goodwill allocated to the Stores reporting unit	$340.9	$—
Intangible asset related to the J.Crew trade name	190.3	—
Store leasehold improvements	2.2	—
Impairment losses	$533.4	$—

     These impairment charges do not have an effect on our operations, liquidity or financial covenants, and do not change management’s long-term strategy, which includes its plans to drive disciplined growth across our brands.

Interest Expense, Net

Interest expense, net of interest income, decreased $4.4 million to $17.3 million in the first quarter of fiscal 2015 from $21.7 million in the first quarter last year driven by the redemption of our Senior Notes. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended May 2, 2015	For the Thirteen Weeks Ended May 3, 2014
Term Loan Facility	$15.7	$14.5
Senior Notes	—	5.3
Amortization of deferred financing costs	1.3	1.7
Other, net of interest income	0.3	0.2
Interest expense, net	$17.3	$21.7

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

Benefit for Income Taxes

The effective tax rate for the first quarter of fiscal 2015 was 14%.  The difference between the US federal statutory rate of 35% and the effective rate was driven primarily by the non-cash impairment charge related to the write off of goodwill, which is not tax deductible, and therefore has no tax benefit.  Other items impacting the effective rate include state and local income taxes and the recognition of certain foreign valuation allowances.

The effective tax rate for the first quarter of fiscal 2014 was 35%.  The parity between the statutory rate of 35% and the effective rate of 35% was driven primarily by state and local income taxes offset by benefits from international operations.

Net Loss

Net loss decreased $432.3 million to $462.4 million in the first quarter of fiscal 2015 from $30.1 million in the first quarter last year. This decrease was due to: (i) impairment losses of $533.4 million, (ii) a decrease in gross profit of $11.7 million, and (iii) an increase in selling, general and administrative expenses of $9.6 million, offset by (iv) an increase in the benefit for income taxes of $59.2 million, (v) a loss on refinancing in the prior year of $58.8 million and (vi) a decrease in interest expense of $4.4 million.

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

Operating Activities

(Dollars in millions)	For the Thirteen Weeks Ended May 2, 2015	For the Thirteen Weeks Ended May 3, 2014
Net loss	$(462.4)	$(30.1)
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	533.4	—
Depreciation of property and equipment	25.1	21.7
Loss on refinancing	—	58.8
Amortization of intangible assets	3.9	3.9
Share-based compensation	1.3	1.6
Amortization of deferred financing costs	1.3	1.7
Foreign currency transaction losses	(1.3)	0.8
Changes in operating assets and liabilities	(106.2)	(80.0)
Net cash used in operating activities	$(4.9)	$(21.6)

Cash used in operating activities of $4.9 million in the first quarter of fiscal 2015 resulted from: (i) net loss of $462.4 million and (ii) changes in operating assets and liabilities of $106.2 million due to the tax effect of the write off of an intangible asset and seasonal working capital fluctuations, partially offset by (iii) non-cash adjustments of $563.7 million.

Cash used in operating activities of $21.6 million in the first quarter of fiscal 2014 resulted from: (i) net loss of $30.1 million, (ii) changes in operating assets and liabilities of $80.0 million due to seasonal working capital fluctuations and working capital management, offset by (iii) non-cash adjustments of $88.5 million, due primarily to a loss on refinancing.

Investing Activities

(Dollars in millions)	For the Thirteen Weeks Ended May 2, 2015	For the Thirteen Weeks Ended May 3, 2014
Capital expenditures:
New stores	$10.2	$13.0
Information technology	6.9	11.2
Other(1)	1.4	3.3
Net cash used in investing activities	$18.5	$27.5

(1)	Includes capital expenditures for warehouse and corporate office improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $105 to $115 million for fiscal year 2015, including $50 to $55 million for new stores, $40 to $45 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes.

Financing Activities

(Dollars in millions)	For the Thirteen Weeks Ended May 2, 2015	For the Thirteen Weeks Ended May 3, 2014
Proceeds from Term Loan Facility, net of discount	$—	$1,559.2
Repayment of former term loan	—	(1,167.0)
Redemption of Senior Notes	—	(400.0)
Costs paid in connection with refinancing of debt	—	(21.4)
Dividend and contribution to Parent	(19.5)	(19.1)
Principal repayments of Term Loan Facility	(3.9)	—
Net cash used in financing activities	$(23.4)	$(48.3)

Cash used in financing activities was $23.4 million in the first quarter of fiscal 2015 resulting from the payment of a dividend to an indirect parent company to fund debt service obligations.

Cash used in financing activities was $48.3 million in the first quarter of fiscal 2014 resulting from (i) costs paid in connection with the refinancing of debt and (ii) the payment of a dividend to an indirect parent company to fund debt service obligations.

Financing Arrangements

ABL Facility

The ABL Facility is governed by a credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders, which provides for a $300 million senior secured asset-based revolving line of credit (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. On December 10, 2014, we amended the ABL Facility to among other things, (i) increase the revolving credit commitments from $250 million to $300 million, (ii) extend the maturity, and (iii) reduce the pricing on loans and letters of credit. The borrowing base under the ABL Facility equals the sum of : 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the maturity date of December 10, 2019

On May 2, 2015, outstanding standby letters of credit were $12.4 million, excess availability, as defined, was $287.6 million, and there were no borrowings outstanding. There were no average short-term borrowings under the ABL Facility in the first quarter of fiscal 2015. Average short-term borrowings under the ABL Facility were $1.8 million in the first quarter of fiscal 2014.

Demand Letter of Credit Facility

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On May 2, 2015, outstanding documentary letters of credit were $11.3 million and availability was $58.7 million in the aggregate under these facilities.

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

The interest rate on the outstanding amounts under the Term Loan Facility was 4.00% on May 2, 2015.

PIK Notes

On November 4, 2013, Chinos Intermediate Holdings A, Inc. (the “Issuer”), an indirect parent holding company of Group, issued $500 million aggregate principal of 7.75/8.50% Senior PIK Toggle Notes due May 1, 2019 (the “PIK Notes”).  The PIK Notes are (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in our financial statements. We paid a dividend of $19 million to the Issuer in the first quarter to fund the semi-annual interest payment on May 1, 2015. Additionally, while not required, we intend to pay dividends to fund future interest payments, which would aggregate to $155 million through the remainder of the term if all interest on the PIK Notes is paid in cash

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures, (ii) debt service requirements, including required (a) quarterly principal repayments, (b) repayments based on annual excess cash flows as defined and (c) dividends to the Issuer for the purposes of servicing debt, and (iii) working capital. Management anticipates that capital expenditures in fiscal 2015 will be approximately $105 to $115 million, including $50 to $55 million for new stores, $40 to $45 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes. Management believes that our current balances of cash and cash equivalents, projected cash flow from operations and amounts available under the ABL Facility will be adequate to fund our short-term and long-term liquidity needs. Our ability to satisfy these obligations and to remain in compliance with the financial covenants under our financing arrangements, depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

During the first quarter, we experienced a further significant reduction in the profitability of our J.Crew reporting unit, primarily driven by performance of women’s apparel and accessories, which we expect to continue at least through fiscal 2015. As a result of current and expected future operating results, we concluded that the carrying value of the J.Crew reporting unit exceeded its fair value and recorded an estimated non-cash goodwill impairment charge of $341 million.  There has been no deterioration of the excess of fair value over the carrying value of our Madewell reporting unit.  Additionally, we recorded a non-cash impairment charge of $190 million to write down the intangible asset related to the J.Crew trade name.

If operating results continue to decline below our expectations, additional impairment charges may be recorded in the future. These impairment charges do not have an effect on our operations, liquidity or financial covenants, and do not change management’s long-term strategy, which includes its plans to drive disciplined growth across our brands.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of May 2, 2015, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$12.4	$11.2	$0.3	$0.9	$—
Documentary	11.3	11.3	—	—	—
	$23.7	$22.5	$0.3	$0.9	$—

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

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC.

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps whereby we receive floating rate payments based on the greater of LIBOR and the floor rate and make payments based on a fixed rate. As of May 2, 2015, we had interest rate swaps covering a notional amount of $400 million. Under these swap agreements, LIBOR is fixed at 3.56%, plus the applicable margin, through maturity in March 2016.

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

ITEM 1A. RISK FACTORS

The Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 includes a detailed discussion of certain risks that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed.

ITEM 6. EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Long Term Incentive Bonus Agreement, dated May 11, 2015, between J. Crew Group, Inc. and Joan Durkin.*

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at May 2, 2015 and January 31, 2015, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended May 2, 2015 and May 3, 2014, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended May 2, 2015 and the fifty-two weeks ended January 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 2, 2015 and May 3, 2014, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: June 4, 2015	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: June 4, 2015	By:	/S/ JOAN DURKIN
Joan Durkin
Interim Chief Financial Officer

EXHIBIT INDEX

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Long Term Incentive Bonus Agreement, dated May 11, 2015, between J. Crew Group, Inc. and Joan Durkin.*

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at May 2, 2015 and January 31, 2015, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended May 2, 2015 and May 3, 2014, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended May 2, 2015 and the fifty-two weeks ended January 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 2, 2015 and May 3, 2014, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.