Form 10-Q
period 2015-08-01
J CREW GROUP INC
filed 2015-08-27
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 21, 2015
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at August 1, 2015 and January 31, 2015	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended August 1, 2015 and August 2, 2014	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended August 1, 2015 and August 2, 2014	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the twenty-six weeks ended August 1, 2015 and the fifty-two weeks ended January 31, 2015	6

	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 1, 2015 and August 2, 2014	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 6.	Exhibits	26

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	August 1, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$41,397	$111,097
Merchandise inventories	413,484	367,851
Prepaid expenses and other current assets	66,884	60,734
Deferred income taxes, net	22,423	19,280
Total current assets	544,188	558,962
Property and equipment, net	397,182	404,452
Deferred financing costs, net	20,930	22,883
Intangible assets, net	638,544	836,608
Goodwill	783,815	1,124,715
Other assets	4,406	3,993
Total assets	$2,389,065	$2,951,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$276,187	$244,367
Other current liabilities	137,468	155,697
Interest payable	5,488	5,408
Income taxes payable	16,547	3,192
Borrowings under the ABL Facility	10,000	—
Current portion of long-term debt	15,670	15,670
Total current liabilities	461,360	424,334
Long-term debt, net	1,525,493	1,532,769
Lease-related deferred credits, net	124,244	112,153
Deferred income taxes, net	232,893	323,767
Other liabilities	41,350	42,566
Total liabilities	2,385,340	2,435,589
Stockholders’ equity:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	978,448	1,014,930
Accumulated other comprehensive loss	(9,890)	(10,053)
Accumulated deficit	(964,833)	(488,853)
Total stockholders’ equity	3,725	516,024
Total liabilities and stockholders’ equity	$2,389,065	$2,951,613

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Thirteen Weeks Ended August 1, 2015	Thirteen Weeks Ended August 2, 2014
Revenues:
Net sales	$574,475	$617,130
Other	19,174	10,099
Total revenues	593,649	627,229
Cost of goods sold, including buying and occupancy costs	390,264	391,393
Gross profit	203,385	235,836
Selling, general and administrative expenses	199,761	199,823
Impairment losses	1,047	—
Income from operations	2,577	36,013
Interest expense, net of interest income	17,454	17,757
Income (loss) before income taxes	(14,877)	18,256
Provision (benefit) for income taxes	(1,309)	7,471
Net income (loss)	$(13,568)	$10,785
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	18	—
Unrealized loss on cash flow hedges, net of tax	(1,817)	—
Foreign currency translation adjustments	760	(223)
Comprehensive income (loss)	$(14,607)	$10,562

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Twenty-six Weeks Ended August 1, 2015	Twenty-six Weeks Ended August 2, 2014
Revenues:
Net sales	$1,145,058	$1,200,515
Other	30,395	18,683
Total revenues	1,175,453	1,219,198
Cost of goods sold, including buying and occupancy costs	755,546	755,111
Gross profit	419,907	464,087
Selling, general and administrative expenses	403,513	394,055
Impairment losses	534,409	—
Income (loss) from operations	(518,015)	70,032
Interest expense, net of interest income	34,763	39,418
Loss on refinancing	—	58,786
Loss before income taxes	(552,778)	(28,172)
Benefit for income taxes	(76,798)	(8,840)
Net loss	$(475,980)	$(19,332)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	30	13,652
Unrealized loss on cash flow hedges, net of tax	(397)	—
Foreign currency translation adjustments	530	1,062
Comprehensive loss	$(475,817)	$(4,618)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at February 1, 2014	1,000	$—	$1,008,984	$196,620	$(15,184)	$1,190,420
Net loss	—	—	—	(657,773)	—	(657,773)
Share-based compensation	—	—	5,968	—	—	5,968
Excess tax benefit from share-based awards	—	—	8	—	—	8
Dividend and contribution to Parent	—	—	(30)	(27,700)	—	(27,730)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	13,652	13,652
Unrealized loss on cash flow hedges, net of tax of $6,799	—	—	—	—	(10,634)	(10,634)
Foreign currency translation adjustments	—	—	—	—	2,113	2,113
Balance at January 31, 2015	1,000	—	1,014,930	(488,853)	(10,053)	516,024
Net loss	—	—	—	(475,980)	—	(475,980)
Share-based compensation	—	—	1,690	—	—	1,690
Dividend and contribution to Parent	—	—	(38,172)	—	—	(38,172)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	30	30
Unrealized loss on cash flow hedges, net of tax of $254	—	—	—	—	(397)	(397)
Foreign currency translation adjustments	—	—	—	—	530	530
Balance at August 1, 2015	1,000	$—	$978,448	$(964,833)	$(9,890)	$3,725

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Twenty-six Weeks Ended August 1, 2015	Twenty-six Weeks Ended August 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(475,980)	$(19,332)
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	534,409	—
Depreciation of property and equipment	50,421	44,173
Loss on refinancing	—	58,786
Amortization of intangible assets	7,759	7,789
Amortization of deferred financing costs	2,512	3,045
Share-based compensation	1,690	3,036
Reclassification of hedging losses to earnings	48	—
Foreign currency transaction losses (gains)	(112)	647
Changes in operating assets and liabilities:
Merchandise inventories	(45,564)	(40,490)
Prepaid expenses and other current assets	(6,087)	(5,334)
Other assets	(391)	(871)
Accounts payable and other liabilities	20,549	(9,528)
Federal and state income taxes	(77,153)	(10,471)
Net cash provided by operating activities	12,101	31,450
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45,544)	(62,427)
Net cash used in investing activities	(45,544)	(62,427)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan Facility, net of discount	—	1,559,165
Repayment of former term loan	—	(1,167,000)
Redemption of Senior Notes	—	(400,000)
Costs paid in connection with refinancing of debt	—	(21,419)
Net borrowings under the ABL Facility	10,000	—
Dividend and contribution to Parent	(38,172)	(19,073)
Principal repayments of Term Loan Facility	(7,835)	(3,917)
Net cash used in financing activities	(36,007)	(52,244)
Effect of changes in foreign exchange rates on cash and cash equivalents	(250)	78
Decrease in cash and cash equivalents	(69,700)	(83,143)
Beginning balance	111,097	156,649
Ending balance	$41,397	$73,506
Supplemental cash flow information:
Income taxes paid	$776	$1,870
Interest paid	$37,020	$54,833

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014

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

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for ongoing consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $5.1 million in both the first half of fiscal 2015 and fiscal 2014, respectively, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive income (loss).

3. Goodwill and Intangible Assets

A summary of significant components of intangible assets is as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at January 31, 2015	$5,633	$20,009	$65,942	$4,724	$740,300
Amortization expense	(1,300)	(1,440)	(1,025)	(115)	—
Impairment losses	—	—	—	—	(190,305)
Balance at May 2, 2015	4,333	18,569	64,917	4,609	549,995
Amortization expense	(1,300)	(1,439)	(1,025)	(115)	—
Balance at August 1, 2015	$3,033	$17,130	$63,892	$4,494	$549,995
Total accumulated amortization at August 1, 2015	$(23,977)	$(43,880)	$(18,108)	$(323)

A summary of goodwill is as follows:

Goodwill
Balance at January 31, 2015	$1,124,715
Impairment losses	(340,900)
Balance at May 2, 2015	783,815
Impairment losses	—
Balance at August 1, 2015	$783,815

During the first quarter of fiscal 2015, the Company experienced a further significant reduction in the profitability of its J.Crew reporting unit, primarily driven by performance of women’s apparel and accessories, which the Company expects to continue at least through fiscal 2015. As a result of current and expected future operating results, the Company concluded that the carrying value of the J.Crew reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of $341 million.  There has been no deterioration of the excess of fair value over the carrying value of its Madewell reporting unit.  Additionally, the Company recorded a non-cash impairment charge of $190 million to write down the intangible asset related to the J.Crew trade name.

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

The impairment losses were the result of the write-down of the following assets:

	For the Twenty-six Weeks Ended August 1, 2015	For the Twenty-six Weeks Ended August 2, 2014
Goodwill allocated to the J.Crew reporting unit	$340,900	$—
Intangible asset related to the J.Crew trade name	190,305	—
Long-lived assets (see note 7)	3,204	—
Impairment losses	$534,409	$—

4. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

During the first half of fiscal 2015, the Parent granted 1,035,000 options to certain members of management, including (i) 1,000,000 options with a weighted average exercise price of $0.10 that become exercisable over a period of five years and (ii) 35,000 options with a weighted average exercise price of $0.10 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The options have terms of up to ten years. The weighted average grant-date fair value of the time-based awards granted in the first half of fiscal 2015 was $0.05 per share. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until the occurrence of the event is probable.

A summary of share-based compensation recorded in the statements of operations and comprehensive income (loss) is as follows:

	For the Twenty-six Weeks Ended August 1, 2015	For the Twenty-six Weeks Ended August 2, 2014
Share-based compensation	$1,690	$3,036

A summary of shares available for grant as stock options or other share-based awards is as follows:

Shares
Available for grant at January 31, 2015	13,623,070
Granted	(1,035,000)
Forfeited and available for reissuance	8,317,500
Available for grant at August 1, 2015	20,905,570

5. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	August 1, 2015	January 31, 2015
Term Loan Facility (refinanced on March 5, 2014)	$1,547,412	$1,555,248
Less current portion	(15,670)	(15,670)
Less discount	(6,249)	(6,809)
Long-term debt, net	$1,525,493	$1,532,769
Borrowings under the ABL Facility	$10,000	$—

ABL Facility

The ABL Facility is governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides for a $300 million senior secured asset-based revolving line of credit (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. On March 5, 2014, the ABL Facility was amended to, among other things, permit (i) the incurrence of additional secured indebtedness under the Term Loan Facility and (ii) the redemption in full of the Company’s 8.125% senior notes due 2019 (the “Senior Notes”). On December 10, 2014, the ABL Facility was further amended to among other things, (i) increase the revolving credit commitments from $250 million to $300 million, (ii) extend the maturity, and (iii) reduce the pricing on loans and letters of credit. Any amounts outstanding under the ABL Facility are due and payable in full on December 10, 2019.

On August 1, 2015, standby letters of credit were $18.4 million, outstanding borrowings were $10 million, and excess availability, as defined, was $271.6 million. Average short-term borrowings under the ABL Facility were $4.8 million and $2.0 million in the first half of fiscal 2015 and fiscal 2014, respectively. The interest rate on the $10 million outstanding under the ABL Facility was 1.44% on August 1, 2015.

Demand Letter of Credit Facility

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On August 1, 2015, outstanding documentary letters of credit were $16.4 million and availability was $53.6 million in the aggregate under these facilities

Term Loan Facility

On March 5, 2014, the Company refinanced its Term Loan Facility, the proceeds of which were used to (i) refinance amounts outstanding under the former term loan facility of $1,167 million and (ii) together with cash on hand, redeem in full outstanding Senior Notes of $400 million, and to pay fees, call premiums and accrued interest to the date of redemption, pursuant to the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is March 5, 2021.

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

The interest rate on the $1,547 million outstanding under the Term Loan Facility was 4.00% on August 1, 2015. The applicable margin in effect for base rate borrowings was 2.00% and the LIBOR Floor and applicable margin with respect to LIBOR borrowings were 1.00% and 3.00%, respectively, at August 1, 2015.

Interest expense

A summary of the components of interest expense is as follows:

	For the Twenty-six Weeks Ended August 1, 2015	For the Twenty-six Weeks Ended August 2, 2014
Term Loan Facility	$31,409	$30,309
Senior Notes (redeemed on March 5, 2014)	—	5,314
Amortization of deferred financing costs and debt discount	2,512	3,045
Hedging losses	130	450
Other interest, net of interest income	712	300
Interest expense, net	$34,763	$39,418

Loss on refinancing

A summary of the components of the loss on refinancing is as follows:

For the Twenty-six Weeks Ended August 2, 2014
Prior unrealized losses on cash flow hedge (see note 6)	$22,380
Call premium on Senior Notes (redeemed on March 5, 2014)	16,252
Write-off of deferred financing costs	15,623
Other financing costs	4,531
Loss on refinancing	$58,786

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

April 2011 Interest Rate Swaps

In April 2011, the Company entered into floating-to-fixed interest rate swap agreements effective in March 2013 for an aggregate notional amount of $600 million, which reduces by $100 million annually for the term of the agreements. As of August 1, 2015, the Company had interest rate swaps covering a notional amount of $400 million. These instruments limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness through the expiration of the agreements in March 2016. Under the terms of these agreements, the Company’s effective fixed interest rate on the notional amount of indebtedness is 3.56% plus the applicable margin.

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

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

	August 1, 2015	August 2, 2014
Interest rate caps (included in other assets)	$—	$—
Interest rate swaps (included in other liabilities)	$(24,965)	$(17,727)

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

Financial assets and liabilities

The fair value of the Company’s debt is $1,292 million and $1,411 million at August 1, 2015 and January 31, 2015 based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain store leasehold improvements have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of August 1, 2015 or January 31, 2015 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Twenty-six Weeks Ended August 1, 2015	For the Twenty-six Weeks Ended August 2, 2014
Carrying value of long-term assets written down to fair value	$4,553	$—
Impairment charge	$3,204	$—

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

The difference between the U.S. statutory income tax rate of 35% and the effective tax rate for the twenty-six weeks ended August 1, 2015 of 14% is primarily driven by the non-cash impairment charge related to the write off of goodwill, which is not tax deductible, and therefore has no tax benefit. Other items impacting the effective rate include state and local income taxes and the recognition of certain foreign valuation allowances. The difference between the U.S. statutory income tax rate of 35% and the effective tax rate for the twenty-six weeks ended August 2, 2014 of 31% is primarily driven by (i) state and local income taxes, (ii) the recognition of certain foreign valuation allowances, partially offset by (iii) benefits of lower rates in certain foreign jurisdictions.

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

10. Workforce Reduction

On June 10, 2015, the Company eliminated approximately 175 open and filled full time positions, as part of a cost reduction program. As a result, the Company incurred a pre-tax charge of $4.5 million for severance and related costs, included in selling, general and administrative expenses. At August 1, 2015, accrued and unpaid severance and related costs were $3.4 million.

11. Related Party Transaction

On November 4, 2013, Chinos Intermediate Holdings A, Inc. (the “Issuer”), an indirect parent holding company of Group, issued $500 million aggregate principal of 7.75/8.50% Senior PIK Toggle Notes due May 1, 2019 (the “PIK Notes”).

The PIK Notes are (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in the financial statements of the Company. The Company paid dividends of $38 million in the aggregate to the Issuer in the first and second quarters of fiscal 2015 to fund the semi-annual interest payments due May 1, 2015 and November 1, 2015.

12. Recent Accounting Pronouncements

In May 2014, a pronouncement was issued that clarified the principles of revenue recognition, which standardizes a comprehensive model for recognizing revenue arising from contracts with customers. The pronouncement is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the new pronouncement on our condensed consolidated financial statements.

In July 2015, a pronouncement was issued that more closely aligns the measurement of inventory in U.S. GAAP with International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value. The pronouncement is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of the new pronouncement on our condensed consolidated financial statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness and the indebtedness of our indirect Parent, our substantial lease obligations, the strength of the global economy, declines in consumer spending or changes in seasonal consumer spending patterns, competitive market conditions, our ability to anticipate and timely respond to changes in trends and consumer preferences, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, products offerings, sales channels and businesses, adverse or unseasonable weather, material disruption to our information systems, our ability to implement our real estate strategy, our ability to implement our international expansion strategy, our ability to attract and retain key personnel, interruptions in our foreign sourcing operations, and other factors which are set forth in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We sell our J.Crew and Madewell merchandise through our retail and factory stores, our websites and our catalogs. As of August 1, 2015, we operated 283 J.Crew retail stores, 147 J.Crew factory stores (including one J.Crew Mercantile store), and 89 Madewell stores throughout the United States, Canada, the United Kingdom, Hong Kong, and France; compared to 269 J.Crew retail stores, 127 J.Crew factory stores, and 71 Madewell stores as of August 2, 2014.

A summary of revenues by brand for the second quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended August 1, 2015	For the Thirteen Weeks Ended August 2, 2014
J.Crew	$506.5	$561.2
Madewell	67.9	55.9
Other(a)	19.2	10.1
Total revenues	$593.6	$627.2

(a)Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of highlights for the second quarter is as follows:

●	Revenues decreased 5.4% to $593.6 million, with comparable company sales down 11.4%
●	J.Crew revenues decreased 9.8% to $506.5 million, with comparable J.Crew sales down 13.4%
●	Madewell revenues increased 21.6% to $67.9 million, with comparable Madewell sales up 8.1%
●	Income from operations decreased to $2.6 million.
●	We opened five J.Crew factory stores (including one J.Crew Mercantile store) and two Madewell stores.
●

We initiated a workforce reduction as part of a cost reduction program. We incurred a pre-tax charge of $4.5 million for severance and related costs. We anticipate annualized pre-tax savings of payroll and related costs of approximately $17 million.

A summary of revenues by brand for the first half is as follows:

(Dollars in millions)	For the Twenty-six Weeks Ended August 1, 2015	For the Twenty-six Weeks Ended August 2, 2014
J.Crew	$1,015.3	$1,098.0
Madewell	129.8	102.5
Other(a)	30.4	18.7
Total revenues	$1,175.5	$1,219.2

(a)Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of highlights for the first half is as follows:

●	Revenues decreased 3.6% to $1,175.5 million, with comparable company sales down 9.7%
●	J.Crew revenues decreased 7.5% to $1,015.3 million, with comparable J.Crew sales down 11.5%
●	Madewell revenues increased 26.6% to $129.8 million, with comparable Madewell sales up 9.7%
●	We recorded non-cash impairment losses of $534 million, primarily a result of write downs of goodwill and the intangible asset related to the J.Crew trade name.
●	We opened five J.Crew retail stores, eight J.Crew factory stores (including one J.Crew Mercantile store), and four Madewell stores. We closed two J.Crew retail stores.
●

We initiated a workforce reduction as part of a cost reduction program in June 2015. We incurred a pre-tax charge of $4.5 million for severance and related costs. We anticipate annualized pre-tax savings of payroll and related costs of approximately $17 million.

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

Results of Operations – Second Quarter of Fiscal 2015 compared to Second Quarter of Fiscal 2014

	For the Thirteen Weeks Ended August 1, 2015		For the Thirteen Weeks Ended August 2, 2014		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$593.6	100.0%	$627.2	100.0%	$(33.6)	(5.4)%
Gross profit	203.4	34.3	235.8	37.6	(32.4)	(13.8)
Selling, general and administrative expenses	199.8	33.6	199.8	31.9	—	NM
Impairment losses	1.0	0.2	—	—	1.0	NM
Income from operations	2.6	0.4	36.0	5.7	(33.4)	(92.8)
Interest expense, net	17.5	2.9	17.8	2.8	(0.3)	(1.7)
Provision (benefit) for income taxes	(1.3)	(0.2)	7.5	1.2	(8.8)	NM
Net income (loss)	$(13.6)	(2.3)%	$10.8	1.7%	$(24.4)	NM %

Revenues

Total revenues decreased $33.6 million, or 5.4%, to $593.6 million in the second quarter of fiscal 2015 from $627.2 million in the second quarter last year, driven primarily by a decrease in sales of women’s apparel, specifically knits, sweaters, and shorts. Comparable company sales decreased 11.4% following an increase of 4.4% in the second quarter last year.

J.Crew sales decreased $54.7 million, or 9.8%, to $506.5 million in the second quarter of fiscal 2015 from $561.2 million in the second quarter last year. J.Crew comparable sales decreased 13.4% following an increase of 3.4% in the second quarter last year. In the second quarter of fiscal 2015, we continued to experience a softening of the sales trend in our J.Crew women’s apparel, which we expect to continue at least through fiscal 2015.

Madewell sales increased $12.0 million, or 21.6%, to $67.9 million in the second quarter of fiscal 2015 from $55.9 million in the second quarter last year. Madewell comparable sales increased 8.1% following an increase of 17.3% in the second quarter last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended August 1, 2015	For the Thirteen Weeks Ended August 2, 2014
Apparel:
Women’s	55%	56%
Men’s	25	24
Children’s	6	6
Accessories	14	14
	100%	100%

Other revenues increased $9.1 million to $19.2 million in second quarter of fiscal 2015 from $10.1 million in the second quarter last year.

Gross Profit

Gross profit decreased $32.4 million to $203.4 million in the second quarter of fiscal 2015 from $235.8 million in the second quarter last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(16.9)
Decrease in merchandise margin	(14.7)
Increase in buying and occupancy costs	(0.8)
Decrease in gross profit	$(32.4)

Gross margin decreased to 34.3% in the second quarter of fiscal 2015 from 37.6% in the second quarter last year. The decrease in gross margin was driven by: (i) a 250 basis point deterioration in merchandise margin primarily due to increased markdowns and (ii) an 80 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were flat at $199.8 million in the second quarter of fiscal 2015 compared to the second quarter last year. A summary of offsetting increases and decreases is as follows:

(Dollars in millions)	Increase/ (decrease)
Charges related to a workforce reduction	$4.5
Increase in depreciation	3.1
Increase in foreign currency transaction losses	1.4
Decrease in share-based and incentive compensation	(1.7)
Insurance recoveries	(1.2)
Decrease in operating expenses, primarily stores and payroll	(1.0)
Decrease in advertising and catalog costs	(0.6)
Other, net	(4.5)
Change in selling, general and administrative expenses	$—

As a percentage of revenues, selling, general and administrative expenses increased to 33.6% in the second quarter of fiscal 2015 from 31.9% in the second quarter last year.

Impairment Losses

The impairment losses of $1.0 million were the result of the write-down of certain information technology long-lived assets.

Interest Expense, Net

Interest expense, net of interest income, decreased $0.3 million to $17.5 million in the second quarter of fiscal 2015 from $17.8 million in the second quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended August 1, 2015	For the Thirteen Weeks Ended August 2, 2014
Term Loan Facility	$15.7	$15.8
Amortization of deferred financing costs	1.3	1.3
Hedging losses	0.1	0.2
Other, net of interest income	0.4	0.5
Interest expense, net	$17.5	$17.8

Provision (Benefit) for Income Taxes

The effective tax rate for the second quarter of fiscal 2015 was 9%.  The difference between the U.S. federal statutory rate of 35% and the effective rate was driven primarily by state and local income taxes and the recognition of certain foreign valuation allowances.

The effective tax rate for the second quarter of fiscal 2014 was 41%.  The difference between the U.S. federal statutory rate of 35% and the effective rate was driven primarily by (i) state and local income taxes, (ii) the recognition of certain foreign valuation allowances, partially offset by (iii) benefits of lower rates in certain foreign jurisdictions.

Net Income (Loss)

Net income (loss) decreased $24.4 million to a net loss of $13.6 million in the second quarter of fiscal 2015 from net income of $10.8 million in the second quarter last year. This decrease was due to: (i) a decrease in gross profit of $32.4 million and (ii) impairment losses of $1.0 million, offset by (iii) a decrease in provision for income taxes of $8.8 million and (iv) a decrease in interest expense of $0.3 million.

Results of Operations – First Half of Fiscal 2015 compared to First Half of Fiscal 2014

	Twenty-six Weeks Ended August 1, 2015		Twenty-six Weeks Ended August 2, 2014		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,175.5	100.0%	$1,219.2	100.0%	$(43.7)	(3.6)%
Gross profit	419.9	35.7	464.1	38.1	(44.2)	(9.5)
Selling, general and administrative expenses	403.5	34.3	394.1	32.3	9.4	2.4
Impairment losses	534.4	45.5	—	—	534.4	NM
Income (loss) from operations	(518.0)	(44.1)	70.0	5.7	(588.0)	NM
Interest expense, net	34.8	3.0	39.4	3.2	(4.6)	(11.8)
Loss on refinancing	—	—	58.8	4.8	(58.8)	(100.0)
Benefit for income taxes	(76.8)	(6.5)	(8.8)	(0.7)	(68.0)	NM
Net loss	$(476.0)	(40.5)%	$(19.3)	(1.6)%	$(456.7)	NM %

Revenues

Total revenues decreased $43.7 million, or 3.6%, to $1,175.5 million in the first half of fiscal 2015 from $1,219.2 million in the first half last year, driven primarily by a decrease in sales of women’s apparel, specifically knits, sweaters, and shorts. Comparable company sales decreased 9.7% following an increase of 1.4% in the first half last year.

J.Crew sales decreased $82.7 million, or 7.5%, to $1,015.3 million in the first half of fiscal 2015 from $1,098.0 million in the first half  last year. J.Crew comparable sales decreased 11.5% following an increase of 0.4% in the first half last year. In the first half of fiscal 2015, we continued to experience a softening of the sales trend in our J.Crew women’s apparel, which we expect to continue at least through fiscal 2015.

Madewell sales increased $27.3 million, or 26.6%, to $129.8 million in the first half of fiscal 2015 from $102.5 million in the first half last year. Madewell comparable sales increased 9.7% following an increase of 15.2% in the first half last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Twenty-six Weeks Ended August 1, 2015	For the Twenty-six Weeks Ended August 2, 2014
Apparel:
Women’s	55%	56%
Men’s	23	22
Children’s	7	7
Accessories	15	15
	100%	100%

Other revenues increased $11.7 million to $30.4 million in first half of fiscal 2015 from $18.7 million in the first half last year.

Gross Profit

Gross profit decreased $44.2 million to $419.9 million in the first half of fiscal 2015 from $464.1 million in the first half last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(22.3)
Decrease in merchandise margin	(18.5)
Increase in buying and occupancy costs	(3.4)
Decrease in gross profit	$(44.2)

Gross margin decreased to 35.7% in the first half of fiscal 2015 from 38.1% in the first half last year. The decrease in gross margin was driven by: (i) a 160 basis point deterioration in merchandise margin primarily due to increased markdowns and (ii) an 80 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.4 million to $403.5 million in the first half of fiscal 2015 compared to $394.1 million in the first half last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Increase in depreciation	$6.7
Increase in operating expenses, primarily stores and payroll	4.8
Charges related to a workforce reduction	4.5
Increase in advertising and catalog costs	4.5
Decrease in share-based and incentive compensation	(3.4)
Insurance recoveries	(2.1)
Decrease in foreign currency transaction losses	(0.8)
Other, net	(4.8)
Total increase in selling, general and administrative expenses	$9.4

As a percentage of revenues, selling, general and administrative expenses increased to 34.3% in the first half of fiscal 2015 from 32.3% in the first half last year.

    Impairment Losses

During the first quarter, we experienced a further significant reduction in the profitability of our J.Crew reporting unit, primarily driven by performance of women’s apparel and accessories, which we expect to continue at least through fiscal 2015. As a result of current and expected future operating results, we concluded that the carrying value of the J.Crew reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of $341 million.  There has been no deterioration of the excess of fair value over the carrying value of our Madewell reporting unit.  Additionally, we recorded a non-cash impairment charge of $190 million to write down the intangible asset related to the J.Crew trade name.

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

The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	For the Twenty-six Weeks Ended August 1, 2015	For the Twenty-six Weeks Ended August 2, 2014
Goodwill allocated to the Stores reporting unit	$340.9	$—
Intangible asset related to the J.Crew trade name	190.3	—
Long-lived assets	3.2	—
Impairment losses	$534.4	$—

     These impairment charges do not have an effect on our operations, liquidity or financial covenants, and do not change management’s long-term strategy, which includes its plans to drive disciplined growth across our brands.

Interest Expense, Net

Interest expense, net of interest income, decreased $4.6 million to $34.8 million in the first half of fiscal 2015 from $39.4 million in the first half last year driven by the redemption of our Senior Notes. A summary of interest expense is as follows:

(Dollars in millions)	For the Twenty-six Weeks Ended August 1, 2015	For the Twenty-six Weeks Ended August 2, 2014
Term Loan Facility	$31.4	$30.3
Senior Notes	—	5.3
Amortization of deferred financing costs	2.5	3.0
Hedging losses	0.1	0.5
Other, net of interest income	0.8	0.3
Interest expense, net	$34.8	$39.4

Benefit for Income Taxes

The effective tax rate for the first half of fiscal 2015 was 14%.  The difference between the U.S. federal statutory rate of 35% and the effective rate was driven primarily by the non-cash impairment charge related to the write off of goodwill, which is not tax deductible, and therefore has no tax benefit.  Other items impacting the effective rate include state and local income taxes and the recognition of certain foreign valuation allowances.

The effective tax rate for the first half of fiscal 2014 was 31%.  The difference between the U.S. federal statutory rate of 35% and the effective rate was driven primarily by (i) state and local income taxes, (ii) the recognition of certain foreign valuation allowances, partially offset by (iii) benefits of lower rates in certain foreign jurisdictions.

Net Loss

Net loss decreased $456.7 million to $476.0 million in the first half of fiscal 2015 from $19.3 million in the first half last year. This decrease was due to: (i) impairment losses of $534.4 million, (ii) a decrease in gross profit of $44.2 million, and (iii) an increase in selling, general and administrative expenses of $9.4 million, offset by (iv) an increase in the benefit for income taxes of $68.0 million, (v) a loss on refinancing in the prior year of $58.8 million and (vi) a decrease in interest expense of $4.6 million.

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

Operating Activities

(Dollars in millions)	For the Twenty‑six Weeks Ended August 1, 2015	For the Twenty‑six Weeks Ended August 2, 2014
Net loss	$(476.0)	$(19.3)
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	534.4	—
Depreciation of property and equipment	50.4	44.2
Loss on refinancing	—	58.8
Amortization of intangible assets	7.8	7.8
Amortization of deferred financing costs	2.5	3.0
Share-based compensation	1.7	3.0
Foreign currency transaction losses	(0.1)	0.6
Changes in operating assets and liabilities	(108.6)	(66.7)
Net cash provided by operating activities	$12.1	$31.4

Cash provided by operating activities of $12.1 million in the first half of fiscal 2015 resulted from: (i) net loss of $476.0 million and (ii) changes in operating assets and liabilities of $108.6 million due to the tax effect of the write off of an intangible asset and seasonal working capital fluctuations, partially offset by (iii) non-cash adjustments of $596.7 million.

Cash provided by operating activities of $31.4 million in the first half of fiscal 2014 resulted from: (i) net loss of $19.3 million more than offset by non-cash adjustments and the loss on refinancing of $117.4 million, offset by (ii) changes in operating assets and liabilities of $66.7 million due to seasonal working capital fluctuations, primarily increased merchandise inventories and reduced accrued interest as a result of our debt refinancing in March 2014.

Investing Activities

(Dollars in millions)	For the Twenty‑six Weeks Ended August 1, 2015	For the Twenty‑six Weeks Ended August 2, 2014
Capital expenditures:
New stores	$20.6	$30.0
Information technology	18.6	25.5
Other(1)	6.3	6.9
Net cash used in investing activities	$45.5	$62.4

(1)	Includes capital expenditures for warehouse and corporate office improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $105 to $115 million for fiscal year 2015, including $50 to $55 million for new stores, $40 to $45 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes.

Financing Activities

(Dollars in millions)	For the Twenty‑six Weeks Ended August 1, 2015	For the Twenty‑six Weeks Ended August 2, 2014
Proceeds from Term Loan Facility, net of discount	$—	$1,559.2
Repayment of former term loan	—	(1,167.0)
Redemption of Senior Notes	—	(400.0)
Costs paid in connection with refinancing of debt	—	(21.4)
Net borrowings under the ABL Facility	10.0	—
Dividend and contribution to Parent	(38.2)	(19.1)
Principal repayments of Term Loan Facility	(7.8)	(3.9)
Net cash used in financing activities	$(36.0)	$(52.2)

Cash used in financing activities was $36.0 million in the first half of fiscal 2015 resulting from the payment of dividends to an indirect parent company to fund debt service obligations.

Cash used in financing activities was $52.2 million in the first half of fiscal 2014 resulting from (i) costs paid in connection with the refinancing of debt and (ii) the payment of a dividend to an indirect parent company to fund debt service obligations.

Financing Arrangements

ABL Facility

The ABL Facility is governed by a credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders, which provides for a $300 million senior secured asset-based revolving line of credit (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. On December 10, 2014, we amended the ABL Facility to among other things, (i) increase the revolving credit commitments from $250 million to $300 million, (ii) extend the maturity, and (iii) reduce the pricing on loans and letters of credit. The borrowing base under the ABL Facility equals the sum of : 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the maturity date of December 10, 2019

On August 1, 2015, standby letters of credit were $18.4 million, outstanding borrowings were $10 million, and excess availability, as defined, was $271.6 million. Average short-term borrowings under the ABL Facility were $4.8 million and $2.0 million in the first half of fiscal 2015 and fiscal 2014, respectively. The interest rate on the $10 million outstanding under the ABL Facility was 1.44% on August 1, 2015.

Demand Letter of Credit Facility

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On August 1, 2015, outstanding documentary letters of credit were $16.4 million and availability was $53.6 million in the aggregate under these facilities.

Term Loan Facility

On March 5, 2014, we refinanced our Term Loan Facility, the proceeds of which were used to (i) refinance amounts outstanding under the former term loan facility of $1,167 million and (ii) together with cash on hand, redeem in full the outstanding Senior Notes of $400 million, and to pay fees, call premiums and accrued interest to the date of redemption, pursuant to the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is March 5, 2021.

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

The interest rate on the $1,547 million outstanding amounts under the Term Loan Facility was 4.00% on August 1, 2015.

PIK Notes

On November 4, 2013, Chinos Intermediate Holdings A, Inc. (the “Issuer”), an indirect parent holding company of Group, issued $500 million aggregate principal of 7.75/8.50% Senior PIK Toggle Notes due May 1, 2019 (the “PIK Notes”).  The PIK Notes are (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in our financial statements. We paid dividends of $38 million in the aggregate to the Issuer in the first and second quarters of fiscal 2015 to fund the semi-annual interest payments due May 1, 2015 and November 1, 2015.

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

During the first quarter, we experienced a further significant reduction in the profitability of our J.Crew reporting unit, primarily driven by performance of women’s apparel and accessories, which we expect to continue at least through fiscal 2015. As a result of current and expected future operating results, we concluded that the carrying value of the J.Crew reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of $341 million.  There has been no deterioration of the excess of fair value over the carrying value of our Madewell reporting unit.  Additionally, we recorded a non-cash impairment charge of $190 million to write down the intangible asset related to the J.Crew trade name.

If operating results continue to decline below our expectations, additional impairment charges may be recorded in the future. These impairment charges do not have an effect on our operations, liquidity or financial covenants, and do not change management’s long-term strategy, which includes its plans to drive disciplined growth across our brands.

During the second quarter, we initiated a workforce reduction as part of a cost reduction program. As a result of this program, we anticipate annualized pre-tax savings of payroll and related costs of approximately $17 million.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of August 1, 2015, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$18.4	$17.3	$0.2	$0.9	$—
Documentary	16.4	16.4	—	—	—
	$34.8	$33.7	$0.2	$0.9	$—

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps whereby we receive floating rate payments based on the greater of LIBOR and the floor rate and make payments based on a fixed rate. As of August 1, 2015, we had interest rate swaps covering a notional amount of $400 million. Under these swap agreements, LIBOR is fixed at 3.56%, plus the applicable margin, through maturity in March 2016.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at August 1, 2015 and January 31, 2015, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended August 1, 2015 and August 2, 2014, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended August 1, 2015 and August 2, 2014, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the twenty-six weeks ended August 1, 2015 and the fifty-two weeks ended January 31, 2015, (v) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 1, 2015 and August 2, 2014, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: August 27, 2015	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: August 27, 2015	By:	/S/ JOAN DURKIN
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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at August 1, 2015 and January 31, 2015, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended August 1, 2015 and August 2, 2014, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended August 1, 2015 and August 2, 2014, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the twenty-six weeks ended August 1, 2015 and the fifty-two weeks ended January 31, 2015, (v) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 1, 2015 and August 2, 2014, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.