Form 10-Q
period 2015-10-31
J CREW GROUP INC
filed 2015-12-03
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 27, 2015
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at October 31, 2015 and January 31, 2015	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended October 31, 2015 and November 1, 2014	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirty-nine weeks ended October 31, 2015 and November 1, 2014	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirty-nine weeks ended October 31, 2015 and the fifty-two weeks ended January 31, 2015	6

	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 31, 2015 and November 1, 2014	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	28

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	October 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$47,474	$111,097
Merchandise inventories	482,999	367,851
Prepaid expenses and other current assets	70,809	60,734
Deferred income taxes, net	25,241	19,280
Total current assets	626,523	558,962
Property and equipment, net	403,066	404,452
Deferred financing costs, net	19,954	22,883
Intangible assets, net	464,663	836,608
Goodwill	107,900	1,124,715
Other assets	4,983	3,993
Total assets	$1,627,089	$2,951,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$299,253	$244,367
Other current liabilities	157,138	155,697
Interest payable	5,372	5,408
Income taxes payable	17,369	3,192
Borrowings under the ABL Facility	20,000	—
Current portion of long-term debt	15,670	15,670
Total current liabilities	514,802	424,334
Long-term debt, net	1,521,855	1,532,769
Lease-related deferred credits, net	131,462	112,153
Deferred income taxes, net	170,920	323,767
Other liabilities	47,051	42,566
Total liabilities	2,386,090	2,435,589
Stockholders’ equity:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	978,898	1,014,930
Accumulated other comprehensive loss	(13,402)	(10,053)
Accumulated deficit	(1,724,497)	(488,853)
Total stockholders’ equity	(759,001)	516,024
Total liabilities and stockholders’ equity	$1,627,089	$2,951,613

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	Thirteen Weeks Ended October 31, 2015	Thirteen Weeks Ended November 1, 2014
Revenues:
Net sales	$605,658	$645,592
Other	13,757	9,565
Total revenues	619,415	655,157
Cost of goods sold, including buying and occupancy costs	380,199	391,846
Gross profit	239,216	263,311
Selling, general and administrative expenses	201,823	215,669
Impairment losses	845,915	683,985
Loss from operations	(808,522)	(636,343)
Interest expense, net of interest income	17,581	17,724
Loss before income taxes	(826,103)	(654,067)
Benefit for income taxes	(66,440)	(46,218)
Net loss	$(759,663)	$(607,849)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	22	—
Unrealized loss on cash flow hedges, net of tax	(3,493)	(3,760)
Foreign currency translation adjustments	(41)	366
Comprehensive loss	$(763,175)	$(611,243)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	Thirty-nine Weeks Ended October 31, 2015	Thirty-nine Weeks Ended November 1, 2014
Revenues:
Net sales	$1,750,716	$1,846,107
Other	44,151	28,248
Total revenues	1,794,867	1,874,355
Cost of goods sold, including buying and occupancy costs	1,135,745	1,146,957
Gross profit	659,122	727,398
Selling, general and administrative expenses	605,336	609,724
Impairment losses	1,380,324	683,985
Loss from operations	(1,326,538)	(566,311)
Interest expense, net of interest income	52,344	57,142
Loss on refinancing	—	58,786
Loss before income taxes	(1,378,882)	(682,239)
Benefit for income taxes	(143,238)	(55,058)
Net loss	$(1,235,644)	$(627,181)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	52	13,652
Unrealized loss on cash flow hedges, net of tax	(3,890)	(3,760)
Foreign currency translation adjustments	489	1,428
Comprehensive loss	$(1,238,993)	$(615,861)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at February 1, 2014	1,000	$—	$1,008,984	$196,620	$(15,184)	$1,190,420
Net loss	—	—	—	(657,773)	—	(657,773)
Share-based compensation	—	—	5,968	—	—	5,968
Excess tax benefit from share-based awards	—	—	8	—	—	8
Dividend and contribution to Parent	—	—	(30)	(27,700)	—	(27,730)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	13,652	13,652
Unrealized loss on cash flow hedges, net of tax of $6,799	—	—	—	—	(10,634)	(10,634)
Foreign currency translation adjustments	—	—	—	—	2,113	2,113
Balance at January 31, 2015	1,000	—	1,014,930	(488,853)	(10,053)	516,024
Net loss	—	—	—	(1,235,644)	—	(1,235,644)
Share-based compensation	—	—	2,145	—	—	2,145
Dividend and contribution to Parent	—	—	(38,177)	—	—	(38,177)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	52	52
Unrealized loss on cash flow hedges, net of tax of $2,487	—	—	—	—	(3,890)	(3,890)
Foreign currency translation adjustments	—	—	—	—	489	489
Balance at October 31, 2015	1,000	$—	$978,898	$(1,724,497)	$(13,402)	$(759,001)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirty-nine Weeks Ended October 31, 2015	Thirty-nine Weeks Ended November 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,235,644)	$(627,181)
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	1,380,324	683,985
Depreciation of property and equipment	76,919	68,141
Loss on refinancing	—	58,786
Amortization of intangible assets	11,640	11,683
Amortization of deferred financing costs and debt discount	3,768	4,375
Share-based compensation	2,145	4,518
Foreign currency transaction losses	144	1,811
Reclassification of hedging losses to earnings	83	—
Changes in operating assets and liabilities:
Merchandise inventories	(115,105)	(95,875)
Prepaid expenses and other current assets	(9,458)	(6,286)
Other assets	(1,006)	(774)
Accounts payable and other liabilities	68,130	39,059
Federal and state income taxes	(136,584)	(58,226)
Net cash provided by operating activities	45,356	84,016
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(78,630)	(102,683)
Other investing activities	—	(1,978)
Net cash used in investing activities	(78,630)	(104,661)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan Facility, net of discount	—	1,559,165
Repayment of former term loan	—	(1,167,000)
Redemption of Senior Notes	—	(400,000)
Costs paid in connection with refinancing of debt	—	(21,419)
Net borrowings under the ABL Facility	20,000	—
Dividend and contribution to Parent	(38,177)	(19,082)
Principal repayments of Term Loan Facility	(11,753)	(7,835)
Net cash used in financing activities	(29,930)	(56,171)
Effect of changes in foreign exchange rates on cash and cash equivalents	(419)	(258)
Decrease in cash and cash equivalents	(63,623)	(77,074)
Beginning balance	111,097	156,649
Ending balance	$47,474	$79,575
Supplemental cash flow information:
Income taxes paid	$957	$3,918
Interest paid	$55,550	$73,953

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014

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

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for ongoing consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $7.6 million and $7.7 million in the first nine months of fiscal 2015 and fiscal 2014, respectively, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

3. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at January 31, 2015	$5,633	$20,009	$65,942	$4,724	$740,300
Amortization expense	(1,300)	(1,440)	(1,025)	(115)	—
Impairment losses	—	—	—	—	(190,305)
Balance at May 2, 2015	4,333	18,569	64,917	4,609	549,995
Amortization expense	(1,300)	(1,439)	(1,025)	(115)	—
Balance at August 1, 2015	3,033	17,130	63,892	4,494	549,995
Amortization expense	(1,300)	(1,440)	(1,025)	(116)	—
Impairment losses	—	—	—	—	(170,000)
Balance at October 31, 2015	$1,733	$15,690	$62,867	$4,378	$379,995
Total accumulated amortization at October 31, 2015	$(25,277)	$(45,320)	$(19,133)	$(439)

A summary of goodwill is as follows:

Goodwill
Balance at January 31, 2015	$1,124,715
Impairment losses	(340,900)
Balance at May 2, 2015	783,815
Impairment losses	—
Balance at August 1, 2015	783,815
Impairment losses	(675,915)
Balance at October 31, 2015	$107,900

During fiscal 2014 and the first quarter of fiscal 2015, the Company recorded non-cash impairment charges of (i) $562 million and $341 million, respectively, related to goodwill and (ii) $145 million and $190 million, respectively, related to the intangible asset for the J.Crew trade name.

During the third quarter of fiscal 2015, the Company experienced a further reduction in the profitability of its J.Crew reporting unit. As a result of current and expected future operating results, the Company concluded that the carrying value of the J.Crew reporting unit exceeded its fair value. Therefore, the Company recorded additional non-cash impairment charges of (i) $676 million related to goodwill and (ii) $170 million related to the intangible asset for the J.Crew trade name.

After recording the impairment charges in the third quarter, the carrying value of goodwill is $107.9 million, which entirely relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit. The carrying value of the intangible asset for the J.Crew trade name is $380.0 million at October 31, 2015. If operating results continue to decline below the Company’s expectations, additional impairment charges may be recorded in the future.

A summary of the aggregate impairment losses is as follows:

	For the Thirty-nine Weeks Ended October 31, 2015	For the Thirty-nine Weeks Ended November 1, 2014
Goodwill allocated to the J.Crew reporting unit	$1,016,815	$536,200
Intangible asset related to the J.Crew trade name	360,305	145,000
Long-lived assets (see note 7)	3,204	2,785
Impairment losses	$1,380,324	$683,985

4. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

During the first nine months of fiscal 2015, the Parent granted 2,295,000 options to certain members of management, including (i) 2,245,000 options with a weighted average exercise price of $0.18 that become exercisable over a period of five years and (ii) 50,000 options with a weighted average exercise price of $0.15 that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment. The options have terms of up to ten years. The weighted average grant-date fair value of the time-based awards granted in the first nine months of fiscal 2015 was $0.02 per share. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until the occurrence of the event is probable.

A summary of share-based compensation recorded in the statements of operations and comprehensive loss is as follows:

	For the Thirty-nine Weeks Ended October 31, 2015	For the Thirty-nine Weeks Ended November 1, 2014
Share-based compensation	$2,145	$4,518

A summary of shares available for grant as stock options or other share-based awards is as follows:

Shares
Available for grant at January 31, 2015	13,623,070
Granted	(2,295,000)
Forfeited and available for reissuance	9,220,600
Available for grant at October 31, 2015	20,548,670

5. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	October 31, 2015	January 31, 2015
Term Loan Facility	$1,543,495	$1,555,248
Less current portion	(15,670)	(15,670)
Less discount	(5,970)	(6,809)
Long-term debt, net	$1,521,855	$1,532,769
Borrowings under the ABL Facility	$20,000	$—

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

On October 31, 2015, standby letters of credit were $18.3 million, outstanding borrowings were $20 million, and excess availability, as defined, was $261.7 million. Average short-term borrowings under the ABL Facility were $18.1 million and $1.4 million in the first nine months of fiscal 2015 and fiscal 2014, respectively. The interest rate on the $20 million outstanding under the ABL Facility was 1.44% on October 31, 2015.

Demand Letter of Credit Facility

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On October 31, 2015, outstanding documentary letters of credit were $12.8 million and availability was $57.2 million in the aggregate under these facilities.

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

The interest rate on the $1,543 million outstanding under the Term Loan Facility was 4.00% on October 31, 2015. The applicable margin in effect for base rate borrowings was 2.00% and the LIBOR Floor and applicable margin with respect to LIBOR borrowings were 1.00% and 3.00%, respectively, at October 31, 2015.

Interest expense

A summary of the components of interest expense is as follows:

	For the Thirty-nine Weeks Ended October 31, 2015	For the Thirty-nine Weeks Ended November 1, 2014
Term Loan Facility	$47,054	$46,113
Senior Notes (redeemed on March 5, 2014)	—	5,314
Amortization of deferred financing costs and debt discount	3,768	4,375
Other interest, net of interest income	1,522	1,340
Interest expense, net	$52,344	$57,142

Loss on refinancing

A summary of the components of the loss on refinancing, in fiscal 2014, is as follows:

For the Thirty-nine Weeks Ended November 1, 2014
Prior unrealized losses on cash flow hedge (see note 6)	$22,380
Call premium on Senior Notes (redeemed on March 5, 2014)	16,252
Write-off of deferred financing costs	15,623
Other financing costs	4,531
Loss on refinancing	$58,786

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

April 2011 Interest Rate Swaps

In April 2011, the Company entered into floating-to-fixed interest rate swap agreements effective in March 2013 for an aggregate notional amount of $600 million, which reduces by $100 million annually for the term of the agreements. As of October 31, 2015, the Company had interest rate swaps covering a notional amount of $400 million. These instruments limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness through the expiration of the agreements in March 2016. Under the terms of these agreements, the Company’s effective fixed interest rate on the notional amount of indebtedness is 3.56% plus the applicable margin.

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

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

	October 31, 2015	November 1, 2014
Interest rate caps (included in other assets)	$—	$36
Interest rate swaps (included in other liabilities)	$(28,346)	$(21,062)

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

Financial assets and liabilities

The fair value of the Company’s debt is $1,134 million and $1,411 million at October 31, 2015 and January 31, 2015 based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain store leasehold improvements have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of October 31, 2015 or January 31, 2015 that are measured in the financial statements at fair value.

The Company assesses the recoverability of goodwill and intangible assets whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its fair value, the Company records a charge to write down the intangible asset to its fair value. Impairment charges of goodwill are based on fair value measurements derived using a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach. Impairment charges of intangible assets are based on fair value measurements derived using an income approach, specifically relief from royalty method; a revenue and royalty rate approach. The valuation methodologies incorporate unobservable inputs reflecting significant estimates and assumptions made by management (level 3 inputs). For more information related to goodwill and intangible asset impairment charges, see note 3.

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

A summary of the impact of the impairment of certain long-lived assets on the condensed consolidated financial statements is as follows:

	For the Thirty-nine Weeks Ended October 31, 2015	For the Thirty-nine Weeks Ended November 1, 2014
Carrying value of long-term assets written down to fair value	$4,553	$—
Impairment charge	$3,204	$2,785

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

The difference between the U.S. statutory income tax rate of 35% and the effective tax rate of 10.4% and 8.1% for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively, is primarily driven by the non-cash impairment charge related to the write off of goodwill, which is not tax deductible, and therefore has no tax benefit. Other items impacting the effective rate include state and local income taxes and the recognition of certain foreign valuation allowances.

In the third quarter of fiscal 2015, the Company collected refundable federal income taxes of $6.9 million.

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

10. Workforce Reduction

On June 10, 2015, the Company eliminated approximately 175 open and filled full time positions, as part of a cost reduction program. As a result, the Company incurred a pre-tax charge of $4.5 million for severance and related costs, included in selling, general and administrative expenses. At October 31, 2015, accrued and unpaid severance and related costs were $1.9 million.

11. Related Party Transaction

On November 4, 2013, Chinos Intermediate Holdings A, Inc. (the “Issuer”), an indirect parent holding company of Group, issued $500 million aggregate principal of 7.75/8.50% Senior PIK Toggle Notes due May 1, 2019 (the “PIK Notes”).

The PIK Notes are (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuer’s subsidiaries, and (iii) not guaranteed by any of the Issuer’s subsidiaries, and therefore are not recorded in the financial statements of the Company. In fiscal 2015, the Company paid dividends of $38 million in the aggregate to the Issuer to fund the semi-annual interest payments due May 1, 2015 and November 1, 2015.

On October 30, 2015, the Issuer delivered notice to U.S. Bank N.A., as trustee, under the indenture governing the PIK Notes, that with respect to the interest that will be due on such notes on the May 2, 2016 interest payment date, the Issuer will make such interest payment by paying in kind at the PIK interest rate of 8.50% instead of paying in cash.  The PIK election will increase the outstanding principal balance of the PIK Notes by $21.3 million to $521.3 million. Therefore, the Company will not pay a dividend to the Issuer in the first quarter of fiscal 2016.

Pursuant to the terms of the indenture governing the PIK Notes, the Issuer intends to evaluate this option prior to the beginning of each interest period based on relevant factors at that time.

12. Recent Accounting Pronouncements

In May 2014, a pronouncement was issued that clarified the principles of revenue recognition, which standardizes a comprehensive model for recognizing revenue arising from contracts with customers. The pronouncement is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the new pronouncement on its condensed consolidated financial statements.

In April 2015, a pronouncement was issued that requires certain debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a reduction of the carrying amount of that debt liability. The pronouncement is effective for fiscal years beginning after December 15, 2015. The adoption of this pronouncement will not have a material impact on the Company’s condensed consolidated financial statements.

In July 2015, a pronouncement was issued that more closely aligns the measurement of inventory in U.S. GAAP with International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value. The pronouncement is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of the new pronouncement on its condensed consolidated financial statements.

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

We sell our J.Crew and Madewell merchandise through our retail and factory stores, our websites and our catalogs. As of October 31, 2015, we operated 286 J.Crew retail stores, 153 J.Crew factory stores (including four J.Crew Mercantile stores), and 97 Madewell stores throughout the United States, Canada, the United Kingdom, Hong Kong, and France; compared to 280 J.Crew retail stores, 135 J.Crew factory stores, and 80 Madewell stores as of November 1, 2014.

A summary of revenues by brand for the third quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended October 31, 2015	For the Thirteen Weeks Ended November 1, 2014
J.Crew	$526.9	$576.4
Madewell	78.7	69.2
Other(a)	13.8	9.6
Total revenues	$619.4	$655.2

(a)Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of highlights for the third quarter is as follows:

●	Revenues decreased 5.5% to $619.4 million, with comparable company sales down 10.6%
●	J.Crew revenues decreased 8.6% to $526.9 million, with comparable J.Crew sales down 12.0%
●	Madewell revenues increased 13.8% to $78.7 million, with comparable Madewell sales up 1.0%
●	We recorded non-cash impairment losses of $846 million, as a result of write downs of (i) goodwill of $676 million and (ii) intangible assets of $170 million.
●	We opened three J.Crew retail stores, six J.Crew factory stores (including three J.Crew Mercantile stores) and eight Madewell stores.

A summary of revenues by brand for the first nine months is as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended October 31, 2015	For the Thirty-nine Weeks Ended November 1, 2014
J.Crew	$1,542.2	$1,674.4
Madewell	208.5	171.7
Other(a)	44.2	28.2
Total revenues	$1,794.9	$1,874.3

(a)Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of highlights for the first nine months is as follows:

●	Revenues decreased 4.2% to $1,794.9 million, with comparable company sales down 10.0%
●	J.Crew revenues decreased 7.9% to $1,542.2 million, with comparable J.Crew sales down 11.7%
●	Madewell revenues increased 21.4% to $208.5 million, with comparable Madewell sales up 6.2%
●

We recorded non-cash impairment losses of $1,380 million, a result of write downs of (i) goodwill of $1,017 million, (ii) intangible assets of $360 million, and (iii) certain leasehold improvements of $3 million.

●	We opened eight J.Crew retail stores, 14 J.Crew factory stores (including four J.Crew Mercantile stores), and 12 Madewell stores. We closed two J.Crew retail stores.
●

We initiated a workforce reduction as part of a cost reduction program. We incurred a pre-tax charge of $4.8 million for severance and related costs. We anticipate annualized pre-tax savings of payroll and related costs of approximately $17 million.

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

Results of Operations – Third Quarter of Fiscal 2015 compared to Third Quarter of Fiscal 2014

	For the Thirteen Weeks Ended October 31, 2015		For the Thirteen Weeks Ended November 1, 2014		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$619.4	100.0%	$655.2	100.0%	$(35.8)	(5.5)%
Gross profit	239.2	38.6	263.3	40.2	(24.1)	(9.2)
Selling, general and administrative expenses	201.8	32.6	215.7	32.9	(13.9)	(6.4)
Impairment losses	845.9	NM	684.0	NM	161.9	23.7
Loss from operations	(808.5)	NM	(636.3)	(97.1)	(172.2)	(27.1)
Interest expense, net	17.6	2.8	17.7	2.7	(0.1)	(0.8)
Benefit for income taxes	(66.4)	(10.7)	(46.2)	(7.1)	(20.2)	(43.8)
Net loss	$(759.7)	NM %	$(607.8)	(92.8)%	$(151.9)	(25.0)%

Revenues

Total revenues decreased $35.8 million, or 5.5%, to $619.4 million in the third quarter of fiscal 2015 from $655.2 million in the third quarter last year, driven primarily by a decrease in sales of women’s apparel, specifically sweaters, knits, and skirts. Comparable company sales decreased 10.6% following a decrease of 1.7% in the third quarter last year.

J.Crew sales decreased $49.5 million, or 8.6%, to $526.9 million in the third quarter of fiscal 2015 from $576.4 million in the third quarter last year. J.Crew comparable sales decreased 12.0% following a decrease of 3.0% in the third quarter last year. In the third quarter of fiscal 2015, we continued to experience a softening of the sales trend in our J.Crew reporting unit, which we expect to continue at least through fiscal 2015.

Madewell sales increased $9.5 million, or 13.8%, to $78.7 million in the third quarter of fiscal 2015 from $69.2 million in the third quarter last year. Madewell comparable sales increased 1.0% following an increase of 12.5% in the third quarter last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended October 31, 2015	For the Thirteen Weeks Ended November 1, 2014
Apparel:
Women’s	55%	55%
Men’s	22	22
Children’s	8	8
Accessories	15	15
	100%	100%

Other revenues increased $4.2 million to $13.8 million in third quarter of fiscal 2015 from $9.6 million in the third quarter last year.

Gross Profit

Gross profit decreased $24.1 million to $239.2 million in the third quarter of fiscal 2015 from $263.3 million in the third quarter last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(18.7)
Decrease in merchandise margin	(1.8)
Increase in buying and occupancy costs	(3.6)
Decrease in gross profit	$(24.1)

Gross margin decreased to 38.6% in the third quarter of fiscal 2015 from 40.2% in the third quarter last year. The decrease in gross margin was driven by: (i) a 30 basis point deterioration in merchandise margin primarily due to increased markdowns and (ii) a 130 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $13.9 million to $201.8 million in the third quarter of fiscal 2015 from $215.7 million in the third quarter last year. This decrease primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Decrease in operating expenses, primarily stores and payroll	$(8.5)
Insurance recoveries and settlements	(3.3)
Decrease in share-based and incentive compensation	(0.9)
Decrease in foreign currency transaction losses	(0.9)
Increase in depreciation	2.6
Increase in advertising and catalog costs	2.4
Charges related to a workforce reduction	0.3
Other, net	(5.6)
Total decrease in selling, general and administrative expenses	$(13.9)

As a percentage of revenues, selling, general and administrative expenses decreased to 32.6% in the third quarter of fiscal 2015 from 32.9% in the third quarter last year.

Impairment Losses

During the third quarter of fiscal 2015, we experienced a further reduction in the profitability of our J.Crew reporting unit. As a result of current and expected future operating results, we concluded that the carrying value of the J.Crew reporting unit exceeded its fair value. Therefore, we recorded additional non-cash impairment charges of (i) $676 million related to goodwill and (ii) $170 million related to the intangible asset for the J.Crew trade name.

After recording the impairment charges in the third quarter, the carrying value of goodwill is $107.9 million, which entirely relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit. The carrying value of the intangible asset for the J.Crew trade name is $380.0 million at October 31, 2015. If operating results continue to decline below our expectations, additional impairment charges may be recorded in the future.

A summary of the aggregate impairment losses is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended October 31, 2015	For the Thirteen Weeks Ended November 1, 2014
Goodwill allocated to the J.Crew reporting unit	$675.9	$536.2
Intangible asset related to the J.Crew trade name	170.0	145.0
Long-lived assets	—	2.8
Impairment losses	$845.9	$684.0

These impairment charges do not have an effect on our operations, liquidity or financial covenants, and do not change management’s long-term strategy, which includes its plans to drive disciplined growth across our brands.

Interest Expense, Net

Interest expense, net of interest income, decreased $0.1 million to $17.6 million in the third quarter of fiscal 2015 from $17.7 million in the third quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended October 31, 2015	For the Thirteen Weeks Ended November 1, 2014
Term Loan Facility	$15.6	$15.8
Amortization of deferred financing costs and debt discount	1.3	1.3
Other, net of interest income	0.7	0.6
Interest expense, net	$17.6	$17.7

Benefit for Income Taxes

The effective tax rate was 8% and 7% for the third quarter of fiscal 2015 and fiscal 2014, respectively. For both years, the difference between the U.S. federal statutory rate of 35% and the effective rate was driven primarily by the non-cash impairment charges related to the write off of goodwill, which is not tax deductible, and therefore has no tax benefit.  Other items impacting the effective rate include state and local income taxes and the recognition of certain foreign valuation allowances.

Net Loss

Net loss increased $151.9 million to $759.7 million in the third quarter of fiscal 2015 from $607.8 million in the third quarter last year. This increase was due to: (i) an increase in impairment losses of $161.9 million and (ii) a decrease in gross profit of $24.1 million, offset by (iii) an increase in the benefit for income taxes of $20.2 million, (iv) a decrease in selling, general and administrative expenses of $13.9 million and (v) a decrease in interest expense of $0.1 million.

Results of Operations – First Nine Months of Fiscal 2015 compared to First Nine Months of Fiscal 2014

	For the Thirty-nine Weeks Ended October 31, 2015		For the Thirty-nine Weeks Ended November 1, 2014		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,794.9	100.0%	$1,874.3	100.0%	$(79.4)	(4.2)%
Gross profit	659.1	36.7	727.4	38.8	(68.3)	(9.4)
Selling, general and administrative expenses	605.3	33.7	609.7	32.5	(4.4)	(0.7)
Impairment losses	1,380.3	76.9	684.0	36.5	696.3	NM
Loss from operations	(1,326.5)	(73.9)	(566.3)	(30.2)	(760.2)	NM
Interest expense, net	52.3	2.9	57.1	3.0	(4.8)	(8.4)
Loss on refinancing	—	—	58.8	3.1	(58.8)	(100.0)
Benefit for income taxes	(143.2)	(8.0)	(55.1)	(2.9)	(88.1)	NM
Net loss	$(1,235.6)	(68.8)%	$(627.2)	(33.5)%	$(608.4)	(97.0)%

Revenues

Total revenues decreased $79.4 million, or 4.2%, to $1,794.9 million in the first nine months of fiscal 2015 from $1,874.3 million in the first nine months last year, driven primarily by a decrease in sales of women’s apparel, specifically knits, sweaters, and shorts. Comparable company sales decreased 10.0% following an increase of 0.3% in the first nine months last year.

J.Crew sales decreased $132.2 million, or 7.9%, to $1,542.2 million in the first nine months of fiscal 2015 from $1,674.4 million in the first nine months last year. J.Crew comparable sales decreased 11.7% following a decrease of 0.8% in the first nine months last year. In the first nine months of fiscal 2015, we continued to experience a softening of the sales trend in our J.Crew reporting unit, which we expect to continue at least through fiscal 2015.

Madewell sales increased $36.8 million, or 21.4%, to $208.5 million in the first nine months of fiscal 2015 from $171.7 million in the first nine months last year. Madewell comparable sales increased 6.2% following an increase of 14.1% in the first nine months last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirty-nine Weeks Ended October 31, 2015	For the Thirty-nine Weeks Ended November 1, 2014
Apparel:
Women’s	55%	56%
Men’s	23	22
Children’s	7	7
Accessories	15	15
	100%	100%

Other revenues increased $16.0 million to $44.2 million in first nine months of fiscal 2015 from $28.2 million in the first nine months last year.

Gross Profit

Gross profit decreased $68.3 million to $659.1 million in the first nine months of fiscal 2015 from $727.4 million in the first nine months last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(40.9)
Decrease in merchandise margin	(20.4)
Increase in buying and occupancy costs	(7.0)
Decrease in gross profit	$(68.3)

Gross margin decreased to 36.7% in the first nine months of fiscal 2015 from 38.8% in the first nine months last year. The decrease in gross margin was driven by: (i) a 110 basis point deterioration in merchandise margin primarily due to increased markdowns and (ii) a 100 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4.4 million to $605.3 million in the first nine months of fiscal 2015 compared to $609.7 million in the first nine months last year. This decrease primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Decrease in operating expenses, primarily stores and payroll	$(8.9)
Insurance recoveries and settlements	(4.9)
Decrease in share-based and incentive compensation	(4.3)
Decrease in foreign currency transaction losses	(1.7)
Increase in depreciation	9.3
Increase in advertising and catalog costs	6.9
Charges related to a workforce reduction	4.8
Other, net	(5.6)
Total decrease in selling, general and administrative expenses	$(4.4)

As a percentage of revenues, selling, general and administrative expenses increased to 33.7% in the first nine months of fiscal 2015 from 32.5% in the first nine months last year.

    Impairment Losses

During the first quarter of fiscal 2015, we recorded non-cash impairment charges of (i) $341 million related to goodwill and (ii) $190 million related to the intangible asset for the J.Crew trade name.

During the third quarter of fiscal 2015, we experienced a further reduction in the profitability of our J.Crew reporting unit. As a result of current and expected future operating results, we concluded that the carrying value of the J.Crew reporting unit exceeded its fair value. Therefore, we recorded additional non-cash impairment charges of (i) $676 million related to goodwill and (ii) $170 million related to the intangible asset for the J.Crew trade name.

After recording the impairment charges in the third quarter, the carrying value of goodwill is $107.9 million, which entirely relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit. The carrying value of the intangible asset for the J.Crew trade name is $380.0 million at October 31, 2015. If operating results continue to decline below our expectations, additional impairment charges may be recorded in the future.

A summary of the aggregate impairment losses is as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended October 31, 2015	For the Thirty-nine Weeks Ended November 1, 2014
Goodwill allocated to the J.Crew reporting unit	$1,016.8	$536.2
Intangible asset related to the J.Crew trade name	360.3	145.0
Long-lived assets	3.2	2.8
Impairment losses	$1,380.3	$684.0

     These impairment charges do not have an effect on our operations, liquidity or financial covenants, and do not change management’s long-term strategy, which includes its plans to drive disciplined growth across our brands.

Interest Expense, Net

Interest expense, net of interest income, decreased $4.8 million to $52.3 million in the first nine months of fiscal 2015 from $57.1 million in the first nine months last year driven by the redemption of our 8.125% senior notes due 2019 (the “Senior Notes”). A summary of interest expense is as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended October 31, 2015	For the Thirty-nine Weeks Ended November 1, 2014
Term Loan Facility	$47.0	$46.1
Senior Notes	—	5.3
Amortization of deferred financing costs and debt discount	3.8	4.4
Other, net of interest income	1.5	1.3
Interest expense, net	$52.3	$57.1

Benefit for Income Taxes

The effective tax rate was 10% and 8% for the first nine months of fiscal 2015 and fiscal 2014, respectively. For both years, the difference between the U.S. federal statutory rate of 35% and the effective rate was driven primarily by the non-cash impairment charges related to the write off of goodwill, which is not tax deductible, and therefore has no tax benefit.  Other items impacting the effective rate include state and local income taxes and the recognition of certain foreign valuation allowances.

Net Loss

Net loss increased $608.4 million to $1,235.6 million in the first nine months of fiscal 2015 from $627.2 million in the first nine months last year. This increase was due to: (i) an increase in impairment losses of $696.3 million and (ii) a decrease in gross profit of $68.3 million, offset by (iii) an increase in the benefit for income taxes of $88.1 million, (iv) a loss on refinancing in the prior year of $58.8 million, (v) a decrease in interest expense of $4.8 million and (vi) a decrease in selling, general and administrative expenses of $4.4 million.

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under the ABL Facility. Our primary cash needs are (i) capital expenditures in connection with opening new stores and remodeling our existing stores, investments in our distribution network and making information technology system enhancements, (ii) meeting debt service requirements (including paying dividends to an indirect parent company, when required, for the purposes of servicing debt) and (iii) funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories and accounts payable and other current liabilities. See “—Outlook” below.

Operating Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended October 31, 2015	For the Thirty-nine Weeks Ended November 1, 2014
Net loss	$(1,235.6)	$(627.2)
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	1,380.3	684.0
Depreciation of property and equipment	76.9	68.1
Loss on refinancing	—	58.8
Amortization of intangible assets	11.6	11.7
Amortization of deferred financing costs and debt discount	3.8	4.4
Share-based compensation	2.1	4.5
Foreign currency transaction losses	0.1	1.8
Reclassification of hedging losses to earnings	0.1	—
Changes in operating assets and liabilities	(194.0)	(122.1)
Net cash provided by operating activities	$45.3	$84.0

Cash provided by operating activities of $45.3 million in the first nine months of fiscal 2015 resulted from: (i) non-cash adjustments of $1,474.9 million, offset by (ii) net loss of $1,235.6 million and (iii) changes in operating assets and liabilities of $194.0 million due to the tax effect of the write off of an intangible asset and seasonal working capital fluctuations.

Cash provided by operating activities of $84.0 million in the first nine months of fiscal 2014 resulted from: (i) non-cash adjustments and the loss on refinancing of $833.3 million, offset by (ii) net loss of $627.2 million and (iii) changes in operating assets and liabilities of $122.1 million due to seasonal working capital fluctuations, primarily increased merchandise inventories and reduced accrued interest as a result of our debt refinancing in March 2014.

Investing Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended October 31, 2015	For the Thirty-nine Weeks Ended November 1, 2014
Capital expenditures:
New stores	$36.8	$50.6
Information technology	29.3	38.8
Other(1)	12.5	13.3
Other investing activities:	—	2.0
Net cash used in investing activities	$78.6	$104.7

(1)	Includes capital expenditures for warehouse and corporate office improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $105 to $110 million for fiscal year 2015, including $50 to $55 million for new stores, $35 to $40 million for information technology enhancements, $5 to $10 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes.

Financing Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended October 31, 2015	For the Thirty-nine Weeks Ended November 1, 2014
Proceeds from Term Loan Facility, net of discount	$—	$1,559.2
Repayment of former term loan	—	(1,167.0)
Redemption of Senior Notes	—	(400.0)
Costs paid in connection with refinancing of debt	—	(21.4)
Net borrowings under the ABL Facility	20.0	—
Dividend and contribution to Parent	(38.2)	(19.1)
Principal repayments of Term Loan Facility	(11.7)	(7.9)
Net cash used in financing activities	$(29.9)	$(56.2)

Cash used in financing activities was $29.9 million in the first nine months of fiscal 2015 resulting from (i) the payment of dividends to an indirect parent company to fund debt service obligations and (ii) principal repayments of the Term Loan Facility, offset by (iii) net borrowings under the ABL Facility. In June of 2015, we paid a dividend of $19 million to the Issuer, which in fiscal 2014 was not paid until the fourth quarter.

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

On October 31, 2015, standby letters of credit were $18.3 million, outstanding borrowings were $20 million, and excess availability, as defined, was $261.7 million. Average short-term borrowings under the ABL Facility were $18.1 million and $1.4 million in the first nine months of fiscal 2015 and fiscal 2014, respectively. The interest rate on the $20 million outstanding under the ABL Facility was 1.44% on October 31, 2015.

As of the date of this report, there were no outstanding borrowings under the ABL Facility.

Demand Letter of Credit Facility

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On October 31, 2015, outstanding documentary letters of credit were $12.8 million and availability was $57.2 million in the aggregate under these facilities.

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

The interest rate on the $1,543 million outstanding amounts under the Term Loan Facility was 4.00% on October 31, 2015.

PIK Notes

On November 4, 2013, Chinos Intermediate Holdings A, Inc. (the “Issuer”), an indirect parent holding company of Group, issued $500 million aggregate principal of 7.75/8.50% Senior PIK Toggle Notes due May 1, 2019 (the “PIK Notes”).  The PIK Notes are (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuer’s subsidiaries, and (iii) not guaranteed by any of the Issuer’s subsidiaries, and therefore are not recorded in our financial statements. In fiscal 2015, we paid dividends of $38 million in the aggregate to the Issuer to fund the semi-annual interest payments due May 1, 2015 and November 1, 2015.

On October 30, 2015, the Issuer delivered notice to U.S. Bank N.A., as trustee, under the indenture governing the PIK Notes, that with respect to the interest that will be due on such notes on the May 2, 2016 interest payment date, the Issuer will make such interest payment by paying in kind at the PIK interest rate of 8.50% instead of paying in cash.  The PIK election will increase the outstanding principal balance of the PIK Notes by $21.3 million to $521.3 million. Therefore, we will not pay a dividend to the Issuer in the first quarter of fiscal 2016.

Pursuant to the terms of the indenture governing the PIK Notes, the Issuer intends to evaluate this option prior to the beginning of each interest period based on relevant factors at that time.

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures, (ii) debt service requirements, including required (a) quarterly principal repayments, (b) repayments based on annual excess cash flows as defined and (c) dividends to the Issuer, when required, for the purposes of servicing debt, and (iii) working capital. Management anticipates that capital expenditures in fiscal 2015 will be approximately $105 to $110 million, including $50 to $55 million for new stores, $35 to $40 million for information technology enhancements, $5 to $10 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes. Management believes that our current balances of cash and cash equivalents, projected cash flow from operations and amounts available under the ABL Facility will be adequate to fund our short-term and long-term liquidity needs. Our ability to satisfy these obligations and to remain in compliance with the financial covenants under our financing arrangements, depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

During the first quarter of fiscal 2015, we recorded non-cash impairment charges of (i) $341 million related to goodwill and (ii) $190 million related to the intangible asset for the J.Crew trade name.

During the third quarter of fiscal 2015, we experienced a further reduction in the profitability of our J.Crew reporting unit. As a result of current and expected future operating results, we concluded that the carrying value of the J.Crew reporting unit exceeded its fair value. Therefore, we recorded additional non-cash impairment charges of (i) $676 million related to goodwill and (ii) $170 million related to the intangible asset for the J.Crew trade name.

If operating results continue to decline below our expectations, additional impairment charges may be recorded in the future. These impairment charges do not have an effect on our operation, liquidity or financial covenants, and do not change management’s long-term strategy, which includes its plans to drive disciplined growth across our brands.

During the second quarter, we initiated a workforce reduction as part of a cost reduction program. As a result of this program, we anticipate annualized pre-tax savings of payroll and related costs of approximately $17 million.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of October 31, 2015, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$18.3	$17.2	$0.2	$0.9	$—
Documentary	12.8	12.8	—	—	—
	$31.1	$30.0	$0.2	$0.9	$—

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps whereby we receive floating rate payments based on the greater of LIBOR and the floor rate and make payments based on a fixed rate. As of October 31, 2015, we had interest rate swaps covering a notional amount of $400 million. Under these swap agreements, LIBOR is fixed at 3.56%, plus the applicable margin, through maturity in March 2016.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at October 31, 2015 and January 31, 2015, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended October 31, 2015 and November 1, 2014, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirty-nine weeks ended October 31, 2015 and the fifty-two weeks ended January 31, 2015, (v) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: December 3, 2015	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer

Date: December 3, 2015	By:	/S/ JOAN DURKIN
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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at October 31, 2015 and January 31, 2015, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended October 31, 2015 and November 1, 2014, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirty-nine weeks ended October 31, 2015 and the fifty-two weeks ended January 31, 2015, (v) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.