Form 10-K
period 2016-01-30
J CREW GROUP INC
filed 2016-03-17
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 1, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

There were 1,000 shares of the Company’s $0.01 par value common stock outstanding on March 17, 2016.

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

We sell our J.Crew and Madewell merchandise through our retail and factory stores, our websites and our catalogs. As of January 30, 2016, we operated 287 J.Crew retail stores, 161 J.Crew factory stores (including 10 J.Crew Mercantile stores), and 103 Madewell stores throughout the United States, Canada, the United Kingdom, Hong Kong and France; compared to 280 J.Crew retail stores, 139 J.Crew factory stores, and 85 Madewell stores as of January 31, 2015.

Our fiscal year ends on the Saturday closest to January 31, typically resulting in a 52-week year, but occasionally includes an additional week, resulting in a 53-week year. All references to fiscal 2015 reflect the results of the 52-week period ended January 30, 2016; all references to fiscal 2014 reflect the results of the 52-week period ended January 31, 2015; and all references to fiscal 2013 reflect the results of the 52-week period ended February 1, 2014. In addition, all references to fiscal 2016 reflect the 52-week period ending January 28, 2017.

We were incorporated in the State of New York in 1988 and reincorporated in the State of Delaware in October 2005. Our principal executive offices are located at 770 Broadway, New York, NY 10003, and our telephone number is (212) 209-2500.

On March 7, 2011, J.Crew Group, Inc. was acquired by affiliates of TPG Capital, L.P. (together with such affiliates, “TPG”) and Leonard Green & Partners, L.P. (“LGP” and together with TPG, the “Sponsors”) in a transaction, referred to as the “Acquisition,” valued at approximately $3.1 billion, including the incurrence of $1.6 billion of debt. As a result of the Acquisition, our stock is no longer publicly traded. Currently, the issued and outstanding shares of J.Crew Group, Inc. are indirectly owned by affiliates of the Sponsors, certain co-investors and members of management.

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

J.Crew. Introduced in 1983, J.Crew offers a complete assortment of women’s and men’s apparel and accessories, including outerwear, suiting, casual attire, wedding and bridesmaids dresses, swimwear, shoes, handbags, belts, socks, jewelry and more. J.Crew offers products ranging from casual t-shirts and denim to limited edition “collection” items, such as hand-embellished sweaters and coats, Italian cashmere, limited edition prints and patterns, and vintage inspired details. We also offer a curated selection of other brands that we have partnered with offering unique, hard-to-find items consistent with our brand philosophy. J.Crew products are sold primarily through our J.Crew retail and factory stores and our J.Crew and factory websites. Our J.Crew catalog provides a branding and traffic-driving vehicle that supports all channels of distribution.

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

In fiscal 2015, we announced the J.Crew Mercantile store concept, which features a collection of value-driven merchandise with classic J.Crew style for women, men and children. The collection, previously available in our J.Crew factory stores and online, is now available at J.Crew Mercantile stores. Located in retail centers, J.Crew Mercantile stores make our factory assortment more accessible to customers.

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

A summary of our revenues by brand is as follows:

(in millions, except percentages)	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
J.Crew	$2,146.7	85.7%	$2,295.1	89.0%	$2,212.7	91.1%
Madewell	301.0	12.0	245.3	9.5	181.4	7.5
Other(a)	58.1	2.3	39.3	1.5	34.2	1.4
Total	$2,505.8	100.0%	$2,579.7	100.0%	$2,428.3	100.0%

(a)	Consists primarily of shipping and handling fees and revenues from third-party resellers.

Stores

J.Crew Retail. Our J.Crew retail stores are located in upscale regional malls, lifestyle centers and street locations. Our retail stores are designed and fixtured with the goal of creating a distinctive, sophisticated and inviting atmosphere, with displays and information about product quality. We believe situating our stores in desirable locations is critical to the success of our business, and we determine store locations, as well as individual store sizes, based on geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other high-end specialty retail stores. As of January 30, 2016, we operated 287 J.Crew retail stores (including eight crewcuts stores) throughout the United States, Canada, the United Kingdom, Hong Kong, and France.

Our J.Crew retail stores averaged approximately 6,200 total square feet as of January 30, 2016, but are “sized to the market,” which means that we adjust the size of a particular retail store based on the projected revenues from that particular store. Our retail stores range in size from a 21,000 square foot store in New York City to small crewcuts and men’s shops of approximately 900 square feet.

J.Crew Factory. Our J.Crew factory stores are located primarily in large outlet malls and are designed with simple, volume driving visuals to maximize the sale of key items. In fiscal 2015, we launched our J.Crew Mercantile store concept, which are located in traditionally full price retail malls and hybrid centers, and therefore make our factory assortment more accessible to customers. We design and develop a dedicated line of value-driven merchandise for our J.Crew factory stores, J.Crew Mercantile stores and jcrewfactory.com, inspired by classic J.Crew style. As of January 30, 2016, we operated 161 J.Crew factory stores (including three crewcuts factory stores and 10 J.Crew Mercantile stores) throughout the United States and Canada.

Our J.Crew factory stores averaged approximately 5,700 total square feet as of January 30, 2016, and are also “sized to the market.” Our factory stores range in size from a 10,300 square foot store in New York to a 1,500 square foot store in Florida.

Madewell. Our Madewell stores are located in upscale regional malls, lifestyle centers and street locations. Our Madewell store environments are carefully designed with the goal of capturing the look and feel of a downtown boutique, while reflecting high quality and sophistication. As of January 30, 2016, we operated 103 Madewell stores throughout the United States.

Our Madewell stores averaged approximately 3,500 total square feet as of January 30, 2016. Our Madewell stores range in size from a 9,600 square foot store in Washington, D.C. to a 2,500 square foot store in New York City.

A summary of the number of stores that we operated over the past three fiscal years is as follows:

	J.Crew
	Retail	Factory(a)	Total	Madewell	Total
Fiscal 2013:
Beginning of year	247	106	353	48	401
New	19	15	34	17	51
Closed	(1)	—	(1)	—	(1)
End of year	265	121	386	65	451
Fiscal 2014:
Beginning of year	265	121	386	65	451
New	17	18	35	20	55
Closed	(2)	—	(2)	—	(2)
End of year	280	139	419	85	504
Fiscal 2015:
Beginning of year	280	139	419	85	504
New	11	22	33	18	51
Closed	(4)	—	(4)	—	(4)
End of year	287	161	448	103	551

(a)	Includes 10 J.Crew Mercantile stores at the end of fiscal 2015.

E-commerce

We also serve customers through our e-commerce business, which includes websites for the J.Crew, factory and Madewell brands. Our websites allow customers to purchase our merchandise over the Internet and include jcrew.com, jcrewfactory.com and madewell.com. We also use our websites to sell exclusive styles not available in stores, introduce and test new product offerings, offer extended sizes and colors on various products, and drive targeted marketing campaigns. Additionally, we utilize a third party to accept and fulfill website orders from customers in over 100 countries outside of the United States.

Financial Information about Segments

We have determined our operating segments on the same basis that we use to internally evaluate performance and allocate resources. Our operating segments align with our brands, J.Crew and Madewell, which have been aggregated into one reportable segment because they have similar class of consumers, economic characteristics, nature of products, nature of production and distribution methods.

Shared Resources That Support Our Brands

Design and Merchandising

On the basis of data collected from customers through our e-commerce business, we believe our customer base consists primarily of affluent, college-educated, professional and fashion-conscious women and men. We seek to appeal to our customers by creating high quality products that reflect our customers’ affluent and active lifestyles across a broad range of price points.

We believe one of our key strengths is our design team, which designs merchandise that reinforces our constantly evolving brands. Our collections are designed to reflect a clean and fashionable aesthetic that incorporates high quality fabrics and construction as well as consistent fits and detailing.

Our products are developed in four seasonal collections and are rolled-out for monthly product introductions in our stores, on our websites and in our catalogs. The design process begins with our designers developing seasonal collections eight to 12 months in advance. Our designers regularly travel domestically and internationally to develop color and design ideas. Once the design team has developed a season’s color palette and design concepts, they order a sample assortment in order to evaluate the details of the collection, such as how color takes to a particular fabric. The design team then presents the collection to senior management. The presentation reflects the design team’s vision, from color direction and flow, to styling and silhouette evolution.

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

Marketing and Advertising

As part of our omni-strategy, we communicate a consistent brand message across our stores, our websites, our catalogs, email marketing, online advertising, and our social media presence. Our core marketing objectives are structured to drive awareness and differentiation of our brands, increase new customer acquisition, maintain and build customer retention and loyalty, and build brand awareness globally. Our catalogs serve as an important branding vehicle to communicate to our customers. In fiscal 2015, we circulated approximately 2.9 billion catalog pages.

Digital marketing and social media have played an important part of our strategy in our recent history and are among our most effective marketing tools. Additionally, we have launched a redesigned and upgraded mobile responsive site, which features a more intuitive and user-friendly experience for shoppable content.  This launch supports our ongoing initiative to serve our customers with an integrated omni-channel shopping experience.

We offer a private-label credit card in our J.Crew brand which is issued and serviced by a third-party provider. In fiscal 2015, sales on the J.Crew credit card made up approximately 15% of our net sales. We believe that our credit card program encourages frequent store and website visits and promotes multiple-item purchases, thereby cultivating customer loyalty to the J.Crew brand and increasing sales. The J.Crew credit card offers rewards based on customer spend.

Sourcing

We source our merchandise in two ways: (i) through the use of buying agents, and (ii) by purchasing merchandise directly from trading companies and manufacturers. We have no long-term merchandise supply contracts, and we typically transact business on an order-by-order basis. In fiscal 2015, we worked with 11 buying agents, who supported our relationships with vendors that supplied approximately 63% of our merchandise, with one of these buying agents supporting our relationships with vendors that supplied approximately 49% of our merchandise. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with the vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in the factories, inspecting finished merchandise and carrying out other administrative communications on our behalf. In fiscal 2015, we worked with a number of trading companies, through which we purchased approximately 22% of our merchandise. Trading companies control factories that manufacture merchandise and also handle certain other shipping and customs matters related to importing the merchandise into the United States. We sourced the remaining 15% of our merchandise directly from manufacturers within the United States and overseas, the majority of whom we have long-term, and in our opinion, stable relationships.

Our sourcing base currently consists of 223 vendors who operate 381 factories in 25 countries. Our top 10 vendors supply 40% of our merchandise. Each of our top 10 vendors uses multiple factories to produce its merchandise, which we believe gives us a high degree of flexibility in placing production of our merchandise. We believe we have developed strong relationships with our vendors, some of which rely upon us for a significant portion of their business.

In fiscal 2015, approximately 87% of our merchandise was sourced in Asia (with 65% of our products sourced from China and Hong Kong), 11% was sourced in Europe and other regions, and 2% was sourced in the United States. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution

We own a 282,000 square foot facility in Asheville, North Carolina that houses our distribution operations for our stores. This facility employs approximately 390 full and part-time associates during our non-peak season and approximately 30 additional associates during our peak season. Merchandise is transported from this distribution center to our stores by independent trucking companies, with a transit time of approximately two to five days.

We also own two facilities in Lynchburg, Virginia, including a 425,000 square foot facility and a 63,700 square foot facility. These facilities contain a customer call center and order fulfillment operations for our e-commerce business. The Lynchburg facilities employ approximately 1,290 full and part-time associates during our non-peak season and approximately 260 additional associates during our peak season. Merchandise sold through our e-commerce business is sent directly to customers from this distribution center or our stores via the United States Postal Service or UPS.

We lease a 45,800 square foot customer call center in San Antonio, Texas. This facility employs approximately 330 full and part-time associates during our non-peak season and approximately 70 additional associates during our peak season.

We also utilize a third party distribution center to support our international e-commerce business.

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

We believe our merchandising and financial systems, coupled with our point-of-sale systems and software programs, allow for item-level stock replenishment, merchandise planning and real-time inventory accounting practices. Our telephone and telemarketing systems, warehouse package sorting systems, automated warehouse locator and inventory bar coding systems use current technology, and are designed with our highest-volume periods in mind, which results in substantial flexibility and ample capacity in our lower-volume periods. We also subject our systems to stress tests during low-volume periods to ensure optimal performance during our peak season. We are investing significantly in expanding and upgrading our information systems including our omni-channel capabilities, networks and infrastructure to support future growth.

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

Our business is seasonal and as a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly December when customers make holiday purchases. In fiscal 2015, we realized approximately 28% of our revenues in the fourth fiscal quarter.

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

Associates

As of January 30, 2016, we had approximately 15,300 associates, of whom approximately 5,600 were full-time associates and 9,700 were part-time associates. Approximately 1,340 of these associates are employed in our customer call center and order fulfillment operations facilities in Lynchburg, Virginia; approximately 410 of these associates work in our store distribution center in Asheville, North Carolina; and approximately 350 of these associates work in our call center in San Antonio, Texas. In addition, approximately 3,900 associates are hired on a seasonal basis in these facilities and our stores to meet demand during the peak season. None of our associates are represented by a union. We have had no labor-related work stoppages and we believe our relationship with our associates is good.

Trademarks and Licensing

The J.Crew and Madewell trademarks and variations thereon, such as crewcuts and J.Crew Mercantile, are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries. We believe our trademarks have significant value and we intend to continue to vigorously protect them against infringement.

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

We face intense competition in the specialty retail industry. We compete primarily with specialty retailers, department stores, catalog retailers and e-commerce businesses that engage in the sale of women’s, men’s and children’s apparel, accessories, and similar merchandise. We compete on quality, design, customer service and price. We are not in the “fast fashion” business but it appears that an increasing number of customers are attracted to the aggressive pricing strategies of those retailers.  Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources, devote greater resources to the marketing and sale of their products, generate greater international brand recognition or adopt more aggressive pricing policies than we can. A number of our competitors are continuing to operate a more promotional business than in the past, both in-store and online.  This promotional environment has negatively impacted our revenues and gross profit and may continue to do so in the future.  In addition, consumers are increasingly seeking retail experiences which emphasize value, personalization and an omni-channel environment where the store, mobile and online shopping experience is tightly integrated.  While we are working to meet these evolving customer expectations, there can be no assurance that we will do so effectively or without incurring substantial expense, which could impact our results of operations and liquidity.

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

We have grown our business in recent years by expanding our product offerings and sales channels, including by marketing our Madewell brand of women’s apparel and accessories and launching J.Crew Mercantile. Since 2011, we have opened stores in Canada, the United Kingdom, Hong Kong and France and expanded our international shipping. In fiscal 2015, we launched our J.Crew Mercantile store concept, which are located in traditionally full price retail malls and hybrid centers, and therefore make our factory assortment more accessible to customers. These strategies to expand new brands and concepts and to expand internationally involve various risks discussed elsewhere in these risk factors, including:

•	implementation may be delayed or may not be successful,
•

if our expanded product offerings and sales channels or our international growth efforts fail to maintain and enhance the distinctive identity of our brands, our brands’ images may be diminished and our sales may decrease,

•	if customers (domestic or international) do not respond to these brands and concepts, product offerings and sales channels as anticipated, these strategies may not be profitable on a larger scale, and
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

Our customers are seeking an omni-channel shopping experience through the integration of store and digital shopping channels.  We have implemented systems that allow us to manage our inventory efficiently across all channels and to ship merchandise from stores to customers. We have enhanced our mobile experience and we continue to explore additional capabilities that will broaden our omni-channel experience, including order online and pick up in the store, and various capacity and efficiency enhancements. However, these initiatives involve significant investments in IT systems and significant operational changes.  In addition, our competitors are also investing in omni-channel capabilities, some of which may be more successful than our initiatives.  If we do not implement and expand our omni-channel initiatives successfully or we do not realize our anticipated return on these investments, then our operating results could be negatively impacted and we could fail to meet our strategic and financial goals.

Our growth strategy also includes international expansion. Since 2011, we opened stores in Canada, the United Kingdom, Hong Kong and France and expanded our online presence to over 100 countries. We may open stores in additional countries in the future, including other locations in Asia and Europe, where brand recognition may be limited. We do not have experience operating in these regions and we will face established competition in most of these markets. Many of these countries have different operational and legal requirements, including, but not limited to, employment and labor, transportation, logistics, real estate, product labelling, product safety, consumer protection, data privacy and local reporting requirements. Consumer tastes, sizes and trends may differ from country to country and there may be seasonal differences, which, if we do not anticipate, may result in lower sales and/or margins for our products. Our success internationally could also be adversely impacted by the global economy, fluctuations in foreign currency exchange rates, changes in diplomatic or trade relationships, political instability and foreign government regulation.

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

We devote substantial resources to online marketing. In addition to changing consumer preferences and buying trends relating to online usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce sales, increase costs and damage the reputation of our brands. Data privacy and information security is regulated at the international, federal and state levels, and compliance with any changes in the laws and regulations enacted by these governments will likely increase the cost of doing business.

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

The J.Crew and Madewell trademarks and variations thereon, such as crewcuts and J.Crew Mercantile, are valuable assets that are critical to our success. We intend to continue to vigorously protect our trademarks against infringement, but we may not be successful in doing so. The unauthorized reproduction or other misappropriation of our trademarks would diminish the value of our brands, which could reduce demand for our products or the prices at which we can sell our products.

Our real estate strategy may not be successful, and new store locations may fail to produce desired results, which could impact our competitive position and profitability.

We expanded our store base by 47 net new stores in fiscal 2015. We regularly evaluate our existing store base and seek to identify opportunities, where available, to renegotiate the terms of those leases. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew our existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

If our future comparable company sales fail to meet expectations, our earnings could decline. In addition, our results have significantly fluctuated in the past and can be expected to continue to fluctuate in the future. For example, in the previous three fiscal years, our quarterly comparable company sales changes have ranged from an increase of 5.5% to a decrease of 11.4%. A variety of factors affect comparable company sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions.

In addition, the economic environment and the resulting softening apparel demand has led to a more promotional environment across the specialty retail industry, which has impacted our promotional posture and our gross margins. In addition, this promotional pricing may have a negative effect on our brands’ images, which may be difficult to counteract even as the economy improves.

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

In fiscal 2015, approximately 98% of our merchandise was sourced from foreign factories. In particular, approximately 65% of our merchandise was sourced from China and Hong Kong. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. While substantially all of our foreign purchases of our products are negotiated and paid for in U.S. dollars, the cost of our products may be affected by fluctuations in the value of relevant foreign currencies. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, economic conditions, disruption of imports by labor disputes and local business practices.

In addition, to the manufacturing in China, we are also engaging in growing the amount of production in other developing countries. These other countries may present greater risks than China with regards to infrastructure to support manufacturing, labor and employee relations, political and economic stability, corruption, environmental, health and safety compliance. While we endeavor to monitor and audit facilities where our production is done, any significant events with factories we use can adversely impact our reputation, brand, and product delivery.

Increases in the demand for, or the price of, raw materials used to manufacture our products or other fluctuations in sourcing or distribution costs could increase our costs and hurt our profitability.

The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by high demand for fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. In addition, our sourcing costs may also fluctuate due to labor conditions, transportation or freight costs, energy prices, currency fluctuations or other unpredictable factors. Further, the cost of labor at many of our third party manufacturers and the cost of transportation have been increasing and it is unlikely that such cost pressures will abate.

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

A substantial portion of our e-commerce order fulfillment operations are housed in a single facility along with one of our customer call centers, while distribution operations for our stores are housed in another single facility. Although we maintain back-up systems for these facilities and have a contract with a third party distribution center for our international e-commerce business, we may not be able to prevent a significant interruption in our operations if one or both of these facilities were impacted by a natural disaster, accident, failure of the inventory locator or automated packing and shipping systems we use or other events. We have experienced some interruptions in the past in connection with our website systems and while we have stabilized these systems, there can be no assurance that future interruptions will not occur. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

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

Trade restrictions, including increased tariffs, safeguards or quotas, on apparel and accessories could increase the cost or reduce the supply of merchandise available to us. We source our merchandise through buying agents and by purchasing directly from trading companies and manufacturers, predominately in Asia. There are quotas and trade restrictions on certain categories of goods and apparel from China and countries that are not subject to the World Trade Organization Agreement, which could have a significant impact on our sourcing patterns in the future. New initiatives may be proposed that may have an impact on our sourcing from certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products we purchase. We cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items could increase the cost, delay shipping or reduce the supply of apparel available to us or may require us to modify our current business practices, any of which could hurt our profitability.

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

During fiscal 2015, we recorded non-cash impairment charges of $1,382 million related to goodwill allocated to our J.Crew reporting unit, the intangible asset for our J.Crew trade name and certain long-lived assets. After recording the impairment losses in fiscal 2015, the carrying value of our goodwill and the intangible asset for the J.Crew trade name is $108 million and $380 million, respectively. Certain factors, including consumer spending levels, industry and macroeconomic conditions, and the future profitability of our businesses, might have a negative impact on the carrying value of our goodwill, intangible assets and fixed assets. We could experience material impairment losses in the future. Although an impairment charge would be a non-cash expense, any impairment charges could materially increase our expenses and reduce our profitability. The process of testing goodwill and intangible assets for impairment involves numerous judgments, assumptions and estimates made by management including expected future profitability, cash flows and the fair values of assets and liabilities, which inherently reflect a high degree of uncertainty and may be affected by significant variability.  If the business climate deteriorates, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill and intangible assets may become impaired in future periods.  This would in turn have an adverse impact on our financial position and results of operations.

We may be a party to legal proceedings in the future that could adversely affect our business.

From time to time, like others in the retail industry, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, intellectual property, consumer protection, consumer accessibility and other proceedings arising in the ordinary course of business. In addition, there are an increasing number of cases being filed in the retail industry, including those that we have been subject to or may be subject to in the future, that contain class and representative action allegations, such as those relating to data privacy and wage and hour laws. We evaluate our exposure to these legal proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have a material adverse impact on our financial results.

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

We are highly leveraged. The total indebtedness of J.Crew and its subsidiaries at January 30, 2016 was $1,540 million, consisting of borrowings under our term loan credit facility, as amended and restated on March 5, 2014 (the “Term Loan Facility”). We can also borrow up to $350 million under our senior secured asset-based revolving line of credit, dated as of March 7, 2011 (as amended through and including December 17, 2015, the “ABL Facility”, and together with our Term Loan Facility, the “Senior Credit Facilities”), subject to a borrowing base limitation. As of January 30, 2016, our Senior Credit Facilities also allowed uncommitted incremental facilities in an aggregate amount of $225 million consisting of $200 million available as incremental term loan facilities and $25 million available as increased commitments under our ABL Facility. Additional incremental term loan facilities are permitted subject to our meeting certain conditions, including a pro forma total senior secured leverage ratio of less than or equal to 3.75 to 1.00.

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

We and our subsidiaries, affiliates, Parent, Sponsors or affiliates of our Sponsors may from time to time seek to retire or purchase, directly or indirectly, our outstanding indebtedness, including the PIK Notes, through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such purchases and/or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material, which could impact our capital structure, the market for our debt securities, the price of the indebtedness being purchased and/or exchanged and affect our liquidity.

We also have, and will continue to have, significant lease obligations. As of January 30, 2016, our minimum annual rental obligations under long-term operating leases for fiscal 2016 and fiscal 2017 are $183 million and $177 million, respectively.

Our high degree of leverage and significant lease obligations could have important consequences for our creditors. For example, they could:

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
•

require a substantial portion of our cash flow to be dedicated to the payment of principal and interest on our indebtedness (including any dividends to the Issuer to fund interest payments), thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future strategic initiatives.

We expect to pay interest of approximately $73 million in fiscal 2016, excluding any payments of dividends to the Issuer to fund debt service obligations.

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

In addition, under our Senior Credit Facilities, we are required to meet specified financial ratios in order to undertake certain actions, and under the ABL Facility in certain circumstances, we may be required to maintain certain levels of excess availability or meet a specified fixed charge coverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants could result in a default under the Senior Credit Facilities. Upon the occurrence of an event of default under the Senior Credit Facilities, the lenders could elect to declare all amounts outstanding under the Senior Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Credit Facilities could proceed against the collateral granted to them to secure such indebtedness. Intermediate Holdings B, J.Crew and certain of J.Crew’s subsidiaries have pledged substantially all of their assets, including, in the case of Intermediate Holdings B, a pledge of the capital stock of J.Crew, as collateral under the Senior Credit Facilities. If the lenders under the Senior Secured Credit Facilities accelerate the repayment of borrowings, we may not have sufficient assets to repay the Senior Credit Facilities, as well as our other secured and unsecured indebtedness.

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

As of January 30, 2016, we operated 287 J.Crew retail stores, 161 J.Crew factory stores (including 10 J.Crew Mercantile stores), and 103 Madewell stores in 44 states, the District of Columbia, Canada, the United Kingdom, Hong Kong, and France. All of our stores are leased from third parties with terms, in most cases, of 5 to 10 years. A portion of our leases have options to renew for a period of 5 years. Generally, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise. We consider these properties to be in good condition and believe that our facilities are adequate for operations and provide sufficient capacity to meet our anticipated future requirements.

A summary of the number of J.Crew and Madewell stores in the United States, Canada, the United Kingdom, Hong Kong, and France as of January 30, 2016 is as follows:

	J.Crew
	Retail	Factory(a)	Total	Madewell	Total
Alabama	2	2	4	1	5
Arizona	4	4	8	2	10
Arkansas	1	1	2	—	2
California	33	12	45	17	62
Colorado	4	6	10	3	13
Connecticut	10	3	13	3	16
Delaware	1	1	2	—	2
Florida	16	11	27	4	31
Georgia	10	6	16	4	20
Hawaii	1	—	1	—	1
Idaho	1	—	1	—	1
Illinois	9	4	13	3	16
Indiana	2	2	4	1	5
Iowa	1	1	2	—	2
Kansas	1	1	2	1	3
Kentucky	2	1	3	1	4
Louisiana	3	3	6	1	7
Maine	1	2	3	—	3
Maryland	5	5	10	3	13
Massachusetts	14	5	19	6	25
Michigan	5	4	9	2	11
Minnesota	5	1	6	2	8
Mississippi	1	3	4	—	4
Missouri	3	3	6	2	8
Nebraska	1	1	2	—	2
Nevada	1	1	2	—	2
New Hampshire	2	3	5	—	5
New Jersey	14	8	22	3	25
New Mexico	1	—	1	—	1
New York	28	8	36	9	45
North Carolina	7	8	15	3	18
Ohio	7	3	10	4	14
Oklahoma	2	1	3	1	4
Oregon	3	2	5	2	7
Pennsylvania	10	9	19	4	23
Rhode Island	3	—	3	1	4
South Carolina	3	5	8	1	9
Tennessee	5	3	8	2	10
Texas	15	10	25	8	33
Utah	3	2	5	2	7
Vermont	1	1	2	—	2
Virginia	9	4	13	3	16
Washington	6	2	8	2	10
Wisconsin	3	3	6	1	7
District of Columbia	3	—	3	1	4
Canada	13	6	19	—	19
United Kingdom	7	—	7	—	7
Hong Kong	3	—	3	—	3
France	2	—	2	—	2
Total	287	161	448	103	551

(a)	Includes 10 J.Crew Mercantile stores.

ITEM 3.	LEGAL PROCEEDINGS.

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

Record Holders

As of March 17, 2016, Intermediate Holdings B (our direct owner and an indirect, wholly owned subsidiary of our Parent) was the only holder of record of our Common Stock.

Dividends

On December 21, 2012, the Company paid, from cash on hand, a dividend of $197.5 million to stockholders of record of the Parent on December 17, 2012.

On November 4, 2013 the Issuer, our indirect parent holding company, issued $500 million aggregate principal of the PIK Notes. The PIK Notes are: (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in our financial statements. In fiscal 2014 and fiscal 2015, we paid dividends of $28 million and $38 million, respectively, to the Issuer to fund the semi-annual interest payments.

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

The selected historical consolidated financial data for the fiscal year ended January 30, 2016, January 31, 2015, and February 1, 2014 and as of January 30, 2016 and January 31, 2015 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected historical consolidated financial data for the fiscal year ended February 2, 2013 and the periods March 8, 2011 to January 28, 2012 and January 30, 2011 to March 7, 2011 and as of February 1, 2014, February 2, 2013 and January 28, 2012 have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K. Although, the Company continued as the same legal entity after the Acquisition in fiscal 2011, we refer to the periods subsequent to the Acquisition on March 7, 2011 as “Successor” periods and the periods prior to the Acquisition on March 7, 2011 as “Predecessor” periods.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included herein.

	Year Ended				For the Period
(in thousands, unless otherwise indicated)	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013(a)	March 8, 2011 to January 28, 2012	January 30, 2011 to March 7, 2011
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Income Statement Data:
Total revenues	$2,505,827	$2,579,695	$2,428,257	$2,227,717	$1,721,750		$133,238
Cost of goods sold, including buying and occupancy costs	1,610,256	1,608,777	1,422,143	1,240,989	1,042,197		70,284
Gross profit	895,571	970,918	1,006,114	986,728	679,553		62,954
Selling, general and administrative expenses	834,137	845,953	754,345	732,439	572,969		79,736
Impairment losses	1,381,642	709,985	1,874	631	1,908		—
Income (loss) from operations	(1,320,208)	(585,020)	249,895	253,658	104,676		(16,782)
Interest expense, net	69,801	74,352	104,221	101,684	91,683		1,166
Loss on refinancings	—	58,960	—	—	—		—
Provision (benefit) for income taxes	(147,333)	(60,559)	57,550	55,887	584		(1,798)
Net income (loss)	$(1,242,676)	$(657,773)	$88,124	$96,087	$12,409		$(16,150)
Operating Data:
Revenues:
J.Crew	$2,146,710	$2,295,109	$2,212,684	$2,066,216	$1,615,190		$125,671
Madewell	300,982	245,340	181,401	131,883	81,119		4,445
Other	58,135	39,246	34,172	29,618	25,441		3,122
Total revenues	$2,505,827	$2,579,695	$2,428,257	$2,227,717	$1,721,750		$133,238
Increase (decrease) in comparable company sales	(8.2)%	(0.7)%	3.1%	12.6%	N/A		N/A
J.Crew:
Sales per gross square foot	$540	$618	$663	681	N/A	$	N/A
Stores open at end of period	448	419	386	353	330		314
Millions of catalogs circulated	26.6	25.4	30.6	39.6	N/A		N/A
Billions of pages circulated	2.8	2.7	3.7	4.2	N/A		N/A
Madewell:
Sales per gross square foot	$746	$747	$709	698	N/A	$	N/A
Stores open at end of period	103	85	65	48	32		20
Capital expenditures:
J.Crew new stores	$32,389	$43,388	$39,875	$38,743	$17,559		$361
Madewell new stores	14,286	14,938	14,760	13,125	12,261		265
Other	56,982	69,548	76,805	80,142	63,088		2,018
Total capital expenditures	$103,657	$127,874	$131,440	$132,010	$92,908		$2,644
Depreciation of property and equipment	$103,966	$93,458	$77,520	$71,840	$57,687		$3,929
Amortization of intangible assets	$15,559	$15,944	$17,886	$23,631	$21,068		$—

(a)	Consists of 53 weeks

	As of
	January 30, 2016	January 31, 2015(a)	February 1, 2014(a)	February 2, 2013(a)	January 28, 2012(a)
Balance Sheet Data:
Cash and cash equivalents	$87,812	$111,097	$156,649	$68,399	$221,852
Working capital	$91,685	$115,348	$147,961	$71,078	$200,460
Total assets	$1,516,277	$2,932,333	$3,670,389	$3,472,028	$3,563,551
Total debt, net	$1,533,888	$1,548,439	$1,567,000	$1,579,000	$1,594,000
Stockholders’ equity (deficit)	$(768,987)	$516,024	$1,190,420	$1,091,491	$1,177,052

(a)

In fiscal 2015, we adopted an accounting standard that requires deferred taxes be presented as noncurrent on the balance sheet. Certain prior year amounts have been reclassified to conform to the current year’s presentation; specifically, current assets were reduced by $19,280, $11,831, $14,686 and $9,971, respectively, which resulted in corresponding reductions to long-term liabilities on our consolidated balance sheets as of the dates indicated.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes our consolidated operating results, financial condition and liquidity during each of the years in a three-year period ended January 30, 2016. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2015, 2014 and 2013 ended on January 30, 2016, January 31, 2015 and February 1, 2014, respectively. Each fiscal year consisted of 52 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

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

A summary of our revenues by brand is as follows:

(in millions, except percentages)	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
J.Crew	$2,146.7	85.7%	$2,295.1	89.0%	$2,212.7	91.1%
Madewell	301.0	12.0	245.3	9.5	181.4	7.5
Other(a)	58.1	2.3	39.3	1.5	34.2	1.4
Total	$2,505.8	100.0%	$2,579.7	100.0%	$2,428.3	100.0%

(a)	Consists primarily of shipping and handling fees and revenues from third-party resellers.

As of January 30, 2016, we operated 287 J.Crew retail stores, 161 J.Crew factory stores (including 10 J.Crew Mercantile stores), and 103 Madewell stores throughout the United States, Canada, the United Kingdom, Hong Kong, and France; compared to 280 J.Crew retail stores, 139 J.Crew factory stores, and 85 Madewell stores as of January 31, 2015.

A summary of highlights for fiscal 2015 is as follows:

•	Revenues decreased 2.9% to $2,505.8 million, with comparable company sales down 8.2%.
•	J.Crew revenues decreased 6.5% to $2,146.7 million, with comparable J.Crew sales down 9.9%.
•	Madewell revenues increased 22.7% to $301.0 million, with comparable Madewell sales up 7.8%.
•

We recorded non-cash impairment losses of $1,382 million, a result of write downs of (i) goodwill of $1,017 million, (ii) intangible assets of $360 million, and (iii) certain long-lived assets of $5 million.

•	We opened 11 J.Crew retail stores, 22 J.Crew factory stores (including 10 J.Crew Mercantile stores), and 18 Madewell stores. We closed four J.Crew retail stores.

•

We initiated a workforce reduction as part of a cost reduction program. We incurred a pre-tax charge of $4.8 million for severance and related costs, which will result in annualized pre-tax savings of payroll and related costs of approximately $17 million.

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

Net Sales

Net sales reflect our revenues from the sale of our merchandise less returns and discounts. We aggregate our merchandise into four sales categories: (i) women’s apparel, (ii) men’s apparel, (iii) children’s apparel, and (iv) accessories, which include shoes, socks, jewelry, handbags, belts and hair accessories. The approximate percentage of our sales by these four categories is as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Apparel
Women’s	53%	54%	55%
Men’s	24	23	22
Children’s	7	7	6
Accessories	16	16	17
	100%	100%	100%

Comparable Company Sales

Comparable company sales reflect: (i) net sales at stores that have been open for at least 12 months, (ii) e-commerce net sales, and (iii) shipping and handling fees, which are recorded as other revenues on our statements of operations. Comparable company sales exclude net sales from: (i) new stores that have not been open for 12 months, (ii) the 53rd week, if applicable, (iii) stores that experience a square footage change of at least 15 percent, (iv) stores that have been temporarily closed for at least 30 consecutive days, (v) permanently closed stores, (vi) temporary “pop up” stores and (vii) revenue from third party resellers.

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

Our business is seasonal and as a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly in December when customers make holiday purchases. In fiscal 2015, we realized approximately 28% of our revenues in the fourth fiscal quarter.

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

Results of Operations

The following table presents our operating results as a percentage of revenues as well as selected store data:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Revenues	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs(1)	64.3	62.4	58.6
Gross profit(1)	35.7	37.6	41.4
Selling, general and administrative expenses(1)	33.3	32.8	31.1
Impairment losses	55.1	27.5	0.1
Income (loss) from operations	(52.7)	(22.7)	10.3
Interest expense, net	2.8	2.9	4.3
Loss on refinancings	—	2.3	—
Income (loss) before income taxes	(55.5)	(27.8)	6.0
Provision (benefit) for income taxes	(5.9)	(2.3)	2.4
Net income (loss)	(49.6)%	(25.5)%	3.6%

Selected company data:	Fiscal 2015	Fiscal 2014	Fiscal 2013
J.Crew:
Number of stores open at end of period	448	419	386
Store sales per gross square foot	$540	$618	$663
Increase (decrease) in J.Crew comparable sales	(9.9)%	(1.9)%	2.7%
Madewell:
Number of stores open at end of period	103	85	65
Store sales per gross square foot	$746	$747	$709
Increase in Madewell comparable sales	7.8%	14.1%	9.1%

(1)

We exclude a portion of our distribution network costs from cost of goods sold and include them in selling, general and administrative expenses. Our gross profit therefore may not be directly comparable to that of some of our competitors.

Results of Operations—Fiscal 2015 compared to Fiscal 2014

	Fiscal 2015		Fiscal 2014		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$2,505.8	100.0%	$2,579.7	100.0%	$(73.9)	(2.9)%
Gross profit	895.6	35.7	970.9	37.6	(75.3)	(7.8)
Selling, general and administrative expenses	834.1	33.3	846.0	32.8	(11.9)	(1.4)
Impairment losses	1,381.6	55.1	710.0	27.5	671.6	94.6
Loss from operations	(1,320.2)	(52.7)	(585.0)	(22.7)	(735.2)	NM
Interest expense, net	69.8	2.8	74.4	2.9	(4.6)	(6.1)
Loss on refinancings	—	—	59.0	2.3	(59.0)	(100.0)
Benefit for income taxes	(147.3)	(5.9)	(60.6)	(2.3)	(86.7)	NM
Net loss	$(1,242.7)	(49.6)%	$(657.8)	(25.5)%	$(584.9)	(88.9)%

Revenues

Total revenues decreased $73.9 million, or 2.9%, to $2,505.8 million from $2,579.7 million last year, driven primarily by a decrease in sales of J.Crew women’s apparel, specifically knits, sweaters, and shorts. Comparable company sales decreased 8.2% following a decrease of 0.7% last year.

J.Crew sales decreased $148.4 million, or 6.5%, to $2,146.7 million from $2,295.1 million last year. J.Crew comparable sales decreased 9.9% following a decrease of 1.9% last year. In fiscal 2015, we saw a continuing softening of the sales trend in our J.Crew women’s apparel.

Madewell sales increased $55.7 million, or 22.7%, to $301.0 million from $245.3 million last year. Madewell comparable sales increased 7.8% following an increase of 14.1% last year.

Other revenues increased $18.8 million, or 48.1%, to $58.1 million in fiscal 2015 from $39.3 million last year, primarily a result of revenue from third party resellers.

Gross Profit

Gross profit decreased $75.3 million to $895.6 million in fiscal 2015 from $970.9 million last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(36.9)
Decrease in merchandise margin	(29.0)
Increase in buying and occupancy costs	(9.4)
Decrease in gross profit	$(75.3)

Gross margin decreased to 35.7% in fiscal 2015 from 37.6% last year. The decrease in gross margin was driven by: (i) a 110 basis point deterioration in merchandise margin due to increased markdowns and (ii) an 80 basis point increase in buying and occupancy costs as a percentage of revenues, primarily driven by 47 net new stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $11.9 million, or 1.4%, to $834.1 million in fiscal 2015 from $846.0 million last year. This decrease primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Decrease in operating and corporate expenses	$(22.1)
Insurance recoveries and settlements	(5.7)
Decrease in share-based and incentive compensation	(5.4)
Decrease in foreign currency transaction losses	(3.6)
Increase in depreciation	11.0
Increase in advertising and catalog costs	9.1
Charges related to workforce reduction	4.8
Total decrease in selling, general and administrative expenses	$(11.9)

As a percentage of revenues, selling, general and administrative expenses increased to 33.3% in fiscal 2015 from 32.8% last year.

Impairment Losses

During fiscal 2015, we experienced a reduction in the profitability of our J.Crew reporting unit. As a result of current and expected future operating results, we concluded that the carrying value of the J.Crew reporting unit exceeded its fair value. Therefore, we recorded non-cash impairment charges of (i) $1,017 million related to goodwill and (ii) $360 million related to the intangible asset for the J.Crew trade name.

After recording the impairment charges, the carrying value of goodwill is $108 million, which entirely relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit. The carrying value of the intangible asset for the J.Crew trade name is $380.0 million at January 30, 2016. If operating results continue to decline below our expectations, additional impairment charges may be recorded in the future.

A summary of the aggregate impairment losses is as follows:

(Dollars in millions)	Fiscal 2015	Fiscal 2014
Goodwill allocated to the J.Crew reporting unit	$1,016.8	$562.2
Intangible asset related to the J.Crew trade name	360.3	145.0
Long-lived assets	4.5	2.8
Impairment losses	$1,381.6	$710.0

These impairment charges do not have an effect on our operations, liquidity or financial covenants, and do not change management’s long-term strategy, which includes its plans to drive disciplined growth across our brands.

Interest Expense, Net

Interest expense, net of interest income, decreased $4.6 million to $69.8 million in fiscal 2015 from $74.4 million last year driven primarily by the redemption of our 8.125% senior notes due 2019 (the “Senior Notes”), which occurred in the first quarter of last year. A summary of interest expense is as follows:

(Dollars in millions)	Fiscal 2015	Fiscal 2014
Term Loan	$62.7	$61.9
Amortization of deferred financing costs and debt discount	5.0	5.7
Realized hedging losses	0.2	0.8
Senior Notes	—	5.3
Other, net of interest income	1.9	0.7
Interest expense, net	$69.8	$74.4

Benefit for Income Taxes

The effective tax rate was 11% and 8% for fiscal 2015 and fiscal 2014, respectively. The difference between the U.S. federal statutory rate of 35% and the effective rate in each fiscal year was driven primarily by the non-cash impairment charges related to the write off of goodwill, which is not tax deductible, and therefore has no tax benefit. Other items impacting the effective rates include state and local income taxes, benefits of lower rates in foreign jurisdictions, offset by the recognition of certain foreign valuation allowances.

Net Loss

Net loss increased $584.9 million to $1,242.7 million in fiscal 2015 from $657.8 million last year. This increase was due to: (i) an increase in impairment losses of $671.6 million, (ii) a decrease in gross profit of $75.3 million, offset by (iii) an increase in the benefit for income taxes of $86.7 million, (iv) a loss on refinancing in the prior year of $59.0 million, (v) a decrease in selling, general and administrative expenses of $11.9 million and (vi) a decrease in interest expense of $4.6 million.

Results of Operations—Fiscal 2014 compared to Fiscal 2013

	Fiscal 2014		Fiscal 2013		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$2,579.7	100.0%	$2,428.3	100.0%	$151.4	6.2%
Gross profit	970.9	37.6	1,006.1	41.4	(35.2)	(3.5)
Selling, general and administrative expenses	846.0	32.8	754.3	31.1	91.7	12.1
Impairment losses	710.0	27.5	1.9	0.1	708.1	NM
Income (loss) from operations	(585.0)	(22.7)	249.9	10.3	(834.9)	NM
Interest expense, net	74.4	2.9	104.2	4.3	(29.8)	(28.7)
Loss on refinancings	59.0	2.3	—	—	59.0	100.0
Provision (benefit) for income taxes	(60.6)	(2.3)	57.6	2.4	(118.2)	NM
Net income (loss)	$(657.8)	(25.5)%	$88.1	3.6%	$(745.9)	NM %

Revenues

Total revenues increased $151.4 million, or 6.2%, to $2,579.7 million in fiscal 2014 from $2,428.3 million in fiscal 2013, driven primarily by an increase in sales of (i) men’s apparel, specifically shirts, suiting, and knits and (ii) women’s apparel, specifically knits, jackets, and pants. Comparable company sales decreased 0.7% in fiscal 2014 following an increase of 3.1% in fiscal 2013.

J.Crew sales increased $82.4 million, or 3.7%, to $2,295.1 million in fiscal 2014 from $2,212.7 million in fiscal 2013. J.Crew comparable sales decreased 1.9% following an increase of 2.7% last year.

Madewell sales increased $63.9 million, or 35.2%, to $245.3 million in fiscal 2014 from $181.4 million in fiscal 2013. Madewell comparable sales increased 14.1% in fiscal 2014 following an increase of 9.1% in fiscal 2013.

Other revenues, which consisted primarily of shipping and handling fees, increased $5.1 million, or 14.8%, to $39.3 million in fiscal 2014 from $34.2 million in fiscal 2013.

Gross Profit

Gross profit decreased $35.2 million to $970.9 million in fiscal 2014 from $1,006.1 million in fiscal 2013. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Increase in revenues	$80.7
Decrease in merchandise margin	(85.8)
Increase in buying and occupancy costs	(30.1)
Total decrease in gross profit	$(35.2)

Gross margin decreased to 37.6% in fiscal 2014 from 41.4% in fiscal 2013. The decrease in gross margin was driven by: (i) a 330 basis point deterioration in merchandise margin due to increased markdowns and (ii) a 50 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $91.7 million, or 12.1%, to $846.0 million in fiscal 2014 from $754.3 million in fiscal 2013. This increase primarily resulted from the following:

(Dollars in millions)	Increase
Increase in operating expenses, primarily store expenses and payroll	$47.7
Increase in depreciation	14.7
Increase in advertising and catalog costs	6.9
Foreign currency transaction losses	5.5
Increase in share-based and incentive compensation	4.4
Insurance proceeds received in the prior year	4.3
Other, net	8.2
Total increase in selling, general and administrative expenses	$91.7

As a percentage of revenues, selling, general and administrative expenses increased to 32.8% in fiscal 2014 from 31.1% in fiscal 2013.

Impairment Losses

The impairment losses recorded in fiscal 2014 and fiscal 2013 were the result of the write-down of the following assets:

(Dollars in millions)	Fiscal 2014	Fiscal 2013
Goodwill allocated to the Stores reporting unit	$562.2	$—
Intangible asset related to the J.Crew trade name	145.0	—
Long-lived assets	2.8	1.9
Impairment losses	$710.0	$1.9

In the fourth quarter of fiscal 2014, we changed our operating segments and reporting units to align with our omni-channel strategy, which focuses on providing a seamless approach to the customer experience through all available sales channels. Prior to such change, as a multi-channel retailer, we allocated resources to our channels, Stores and Direct. As an omni-channel retailer, we allocate resources to our brands. Accordingly, we changed our operating segments to J.Crew and Madewell, which have been aggregated into one reportable segment. At the end of fiscal 2014, the goodwill allocated to the J.Crew and Madewell reporting units was $1,017 million and $108 million, respectively.

Interest Expense, Net

Interest expense, net of interest income, decreased $29.8 million to $74.4 million in fiscal 2014 from $104.2 million in fiscal 2013 driven primarily by the redemption of our Senior Notes. A summary of interest expense is as follows:

(Dollars in millions)	Fiscal 2014	Fiscal 2013
Term Loan	$61.9	$48.8
Amortization of deferred financing costs and debt discount	5.7	9.9
Senior Notes	5.3	32.5
Realized hedging losses	0.8	12.1
Other, net of interest income	0.7	0.9
Interest expense, net	$74.4	$104.2

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

Net Income (Loss)

Net income (loss) decreased $745.9 million to a net loss of $657.8 million in fiscal 2014 from net income of $88.1 million in fiscal 2013. This decrease was due to: (i) impairment losses of $708.1 million, (ii) an increase in selling, general and administrative expenses of $91.7 million, (iii) the loss on refinancings of $59.0 million, and (iv) a decrease in gross profit of $35.2 million, partially offset by (v) a decrease in the provision for income taxes of $118.2 million and (vi) a decrease in interest expense of $29.8 million.

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under the ABL Facility. Our primary cash needs are (i) capital expenditures in connection with opening new stores and remodeling our existing stores, investments in our distribution network, making information technology system enhancements, (ii) meeting debt service requirements (including paying dividends to an indirect parent company, when required, for the purposes of servicing debt – see note 7 to the consolidated financial statements) and (iii) funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. See “—Outlook” below.

Operating Activities

	For the Year Ended
(Dollars in millions)	January 30, 2016	January 31, 2015	February 1, 2014
Net income (loss)	$(1,242.7)	$(657.8)	$88.1
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	1,381.6	710.0	1.9
Depreciation of property and equipment	104.0	93.5	77.5
Amortization of intangible assets	15.6	15.9	17.8
Amortization of deferred financing costs and debt discount	5.0	5.7	9.9
Share-based compensation	2.6	6.0	5.8
Foreign currency transaction losses	2.0	5.5	0.4
Realized hedging losses	0.1	—	12.1
Loss on refinancings	—	59.0	—
Excess tax benefits from share-based awards	—	—	(0.7)
Deferred income taxes	(151.2)	(75.0)	(5.2)
Changes in merchandise inventories	(5.4)	(15.1)	(88.9)
Changes in accounts payable and other liabilities	16.9	4.9	108.7
Changes in other operating assets and liabilities	7.1	5.5	5.1
Net cash provided by operating activities	$135.6	$158.1	$232.5

Cash provided by operating activities of $135.6 million in fiscal 2015 resulted from: (i) non-cash adjustments of $1,359.7 million and (ii) changes in operating assets and liabilities of $18.6 million due to seasonal working capital fluctuations, offset by (ii) net loss of $1,242.7 million.

Cash provided by operating activities of $158.1 million in fiscal 2014 resulted from: (i) non-cash adjustments, including impairment losses and the loss on refinancings of $820.6 million, offset by (ii) net loss of $657.8 million and (iii) changes in operating assets and liabilities of $4.7 million due primarily to seasonal working capital fluctuations, primarily increased merchandise inventories and reduced accrued interest as a result of the redemption of our Senior Notes in March 2014.

Cash provided by operating activities of $232.5 million in fiscal 2013 resulted from: (i) net income of $88.1 million, (ii) adjustments to net income of $119.5 million, and (iii) changes in operating assets and liabilities of $24.9 million due primarily to an increase in accounts payable, as a result of working capital management, offset by an increase in merchandise inventories.

Investing Activities

	For the Year Ended
(Dollars in millions)	January 30, 2016	January 31, 2015	February 1, 2014
Capital expenditures:
New stores	$46.7	$58.3	$54.6
Information technology	40.1	46.5	47.6
Other(1)	16.9	23.1	29.2
Other investing activities	—	4.8	—
Net cash used in investing activities	$103.7	$132.7	$131.4

(1)	Includes capital expenditures for warehouse and corporate office expansion, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $95 to $105 million for fiscal 2016, including $40 to $45 million for new stores, $35 to $40 million for information technology enhancements, $10 to $15 million for warehouse and corporate office expansion, and the remainder for store renovations and general corporate purposes.

Financing Activities

	For the Year Ended
(Dollars in millions)	January 30, 2016	January 31, 2015	February 1, 2014
Proceeds from Term Loan Facility, net of discount	$—	$1,559.2	$—
Repayments of former term loan	—	(1,167.0)	—
Redemption of Senior Notes	—	(400.0)	—
Costs paid in connection with refinancings of debt	(0.1)	(22.2)	—
Dividend and contribution to Parent	(38.2)	(27.7)	(0.7)
Excess tax benefit from share-based awards	—	—	0.7
Principal repayments of Term Loan Facility	(15.7)	(11.8)	(12.0)
Net cash used in financing activities	$(54.0)	$(69.5)	$(12.0)

Cash used in financing activities was $54.0 million in fiscal 2015 resulting from (i) the payment of dividends to an indirect parent company to fund debt service obligations and (ii) principal repayments of the Term Loan Facility.

Cash used in financing activities was $69.5 million in fiscal 2014 resulting from (i) costs paid in connection with the refinancings of debt, (ii) the payment of dividends to an indirect parent company to fund debt service obligations, and (iii) principal repayments.

Cash used in financing activities was $12.0 million in fiscal 2013 resulting primarily from the repayment of debt.

Financing Arrangements

ABL Facility

We have an ABL Facility, which is governed by a credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders, which provides for a $350 million senior secured asset-based revolving line of credit (which may be increased by up to $25 million in certain circumstances), subject to a borrowing base limitation. On December 17, 2015, we amended the ABL Facility to increase the revolving credit commitments from $300 million to $350 million. The borrowing base under the ABL Facility equals the sum of : 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus, 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the forms of letters of credit up to $300 million, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the maturity date of December 10, 2019.

On January 30, 2016, standby letters of credit were $18.7 million, excess availability, as defined, was $331.3 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $17.5 million and $1.7 million in fiscal 2015 and fiscal 2014, respectively.

See note 7 to the consolidated financial statements for a further description of the terms of the ABL Facility.

Demand Letter of Credit Facilities

We have unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On January 30, 2016, outstanding documentary letters of credit were $12.4 million and aggregate availability under these facilities was $57.6 million.

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

We are required to make principal repayments equal to 0.25% of the original principal amount of the Term Loan Facility, or $3.9 million, on the last business day of January, April, July, and October, which commenced in July 2014. We are also required to repay the term loan based on annual excess cash flow, as defined in the agreement beginning in fiscal 2014.

The interest rate on the $1,540 million outstanding under the Term Loan Facility was 4.00% on January 30, 2016.

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

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures, (ii) debt service requirements, including required (a) quarterly principal repayments, (b) repayments, if any, based on annual excess cash flows, if any, as defined and (c) dividends to the Issuer, when required, for the purposes of servicing debt, and (iii) working capital. Management anticipates that capital expenditures in fiscal 2016 will be approximately $95 to $105 million, including $40 to $45 million for new stores, $35 to $40 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes. Management expects to pay interest of approximately $73 million in fiscal 2016, excluding any payments of dividends to the Issuer to fund debt service obligations. Management believes that our current balances of cash and cash equivalents, projected cash flow from operations and amounts available under the ABL Facility will be adequate to fund our primary short-term and long-term liquidity needs. Our ability to satisfy these obligations and to remain in compliance with the financial covenants under our financing arrangements, depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control. See Item 1A. “Risk Factors” in part II of this report.

We may from time to time seek to retire or purchase, directly or indirectly, our outstanding indebtedness, including the PIK Notes, through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such purchases and/or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material, which could impact our capital structure, the market for our debt securities, the price of the indebtedness being purchased and/or exchanged and affect our liquidity.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of January 30, 2016, we had the following obligations under letters of credit in future periods.

Letters of Credit	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Standby	$18.7	$17.6	$0.2	$0.9	$—
Documentary	12.4	12.4	—	—	—
	$31.1	$30.0	$0.2	$0.9	$—

Contractual Obligations

The following table summarizes our contractual obligations as of January 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Operating lease obligations(1)	$1,123.0	$183.5	$336.7	$261.8	$341.0
Liabilities associated with uncertain tax positions(2)
Purchase obligations:
Inventory commitments	622.6	622.6	—	—	—
Employment agreements	2.7	2.7	—	—	—
Total purchase obligations	625.3	625.3	—	—	—
Senior Credit Facilities(3)(4)	1,539.6	15.7	31.4	31.4	1, 461.1
Dividends to Parent(5)
Total	$3,287.9	$824.5	$368.1	$293.2	$1,802.1

(1)

Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Operating lease obligations do not include common area maintenance, insurance, taxes and other occupancy costs, which aggregate to approximately 45% of the minimum lease obligations.

(2)

As of January 30, 2016, we have recorded $21.1 million in liabilities associated with uncertain tax positions, which are included in other liabilities on the consolidated balance sheet. While these tax liabilities may result in future cash outflows, management cannot make reliable estimates of the cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

(3)

Our Senior Credit Facilities are comprised of a $1,540 million Term Loan Facility and a $350 million ABL Facility. The amount reflected does not take into account any amounts that may be required to be prepaid from time to time based on our excess cash flow.

(4)	Amounts shown do not include interest.
(5)

On November 4, 2013, the Issuer, an indirect parent holding company of Group, issued $500 million aggregate principal of 7.75/8.50% Senior PIK Toggle Notes due May 1, 2019. The PIK Notes are: (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in our financial statements. In fiscal 2015, we paid dividends of $38 million in the aggregate to the Issuer to fund the semi-annual interest payments due May 1, 2015 and November 1, 2015. On October 30, 2015, the Issuer delivered notice to U.S. Bank N.A., as trustee, under the indenture governing the PIK Notes, that with respect to the interest that will be due on such notes on the May 2, 2016 interest payment date, the Issuer will make such interest payment by paying in kind at the PIK interest rate of 8.50% instead of paying in cash.  The PIK election will increase the outstanding principal balance of the PIK Notes by $21.3 million to $521.3 million. Therefore, we will not pay a dividend to the Issuer in the first quarter of fiscal 2016. Pursuant to the terms of the indenture governing the PIK Notes, the Issuer intends to evaluate this option prior to the beginning of each interest period based on relevant factors at that time.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant.

Recent Accounting Pronouncements

In November 2015, a pronouncement was issued that requires entities to present all deferred tax assets and liabilities as noncurrent on the balance sheet. We adopted this pronouncement on January 30, 2016. The adoption of this guidance required changes in presentation only and therefore did not have a significant impact on our consolidated financial statements. The adoption resulted in the reclassification of $19,280 from current assets to long-term liabilities on our consolidated balance sheet at January 31, 2015.

In May 2014, a pronouncement was issued that clarified the principles of revenue recognition, which standardizes a comprehensive model for recognizing revenue arising from contracts with customers. The pronouncement is effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of the new pronouncement on our consolidated financial statements.

In April 2015, a pronouncement was issued that requires certain debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a reduction of the carrying amount of that debt liability. The pronouncement is effective for fiscal years beginning after December 15, 2015. The adoption of this pronouncement will not have a material impact on our consolidated financial statements.

In July 2015, a pronouncement was issued that more closely aligns the measurement of inventory in U.S. GAAP with International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value. The pronouncement is effective for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of the new pronouncement on our consolidated financial statements.

In February 2016, a pronouncement was issued that requires lessees to recognize assets and liabilities on the balance sheet for leases with accounting lease terms of more than 12 months. The pronouncement is effective for fiscal years beginning after December 15, 2018. While we are currently evaluating the impact of the new pronouncement on our consolidated financial statements, the adoption is expected to have a significant impact on our consolidated statement of operations and consolidated balance sheet.

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

Deferred Catalog Costs

The costs associated with direct response advertising, which consist primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream of the catalog mailings, which we currently estimate to be two months. The expected future revenue stream is determined based on historical revenue trends developed over an extended period of time. If the current revenue streams were to diverge from the expected trend, our amortization of deferred catalog costs would be adjusted accordingly.

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

We assess the recoverability of goodwill at the reporting unit level, which consists of our operating segments, J.Crew and Madewell. In this assessment, we first compare the estimated enterprise fair value of each of our reporting units to its recorded carrying value. We estimate the enterprise fair value based on a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach.  If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which we allocate the enterprise fair value to the fair value of the reporting unit’s net assets. The second step of the impairment testing process requires, among other things, estimates of fair values of substantially all of our tangible and intangible assets. Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit. If the recorded goodwill balance for a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value.

In fiscal 2015, we recorded non-cash impairment charges of (i) $1,017 million related to goodwill and (ii) $360 million related to the intangible asset for the J.Crew trade name. The remaining goodwill of $108 million on our balance sheet at January 30, 2016 relates entirely to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit. The carrying value of the intangible asset for the J.Crew trade name is $380.0 million at January 30, 2016. If operating results continue to decline below the Company’s expectations, additional impairment charges may be recorded in the future.

Fixed Asset Impairment

We are exposed to potential impairment if the book value of our assets exceeds their expected undiscounted future cash flows. The major components of our long-lived assets are store fixtures, equipment and leasehold improvements. We test for impairment at the store level and the net book value is reduced to fair value if it is determined that the sum of expected discounted future net cash flows is less than net book value.

In fiscal 2015, we recorded non-cash impairment charges of $4,522 related to certain long-lived assets.

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

Management believes it is more likely than not that forecasted income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the net deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, a valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined unrealizable, any valuation allowance would be reversed into income in the period such determination is made. In addition, the calculation of current and deferred taxes involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectation could have a material impact on our results of operations and financial position.

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

It is our intention to permanently reinvest undistributed earnings and profits from our foreign operations that have been generated through January 30, 2016. Future plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. Cumulative undistributed earnings of international subsidiaries were $46.4 million at January 30, 2016. No deferred federal income taxes were provided for the undistributed earnings as they are permanently reinvested in our international operations. Cash held by our foreign subsidiaries is $22.7 million, valued in U.S. dollars, at January 30, 2016.

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

Derivative Financial Instruments

The Company enters into interest rate swap and cap agreements to manage a portion of our interest rate risk related to floating rate indebtedness. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on this instrument are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive income or loss to interest expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our Senior Credit Facilities. Borrowings pursuant to our Term Loan Facility bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 1.00%, plus the applicable margin. Borrowings pursuant to our ABL Facility bear interest at floating rates based on LIBOR and the prime rate, plus the applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will in turn, increase or decrease our net income and cash flow.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps whereby we receive floating rate payments based on the greater of LIBOR and the floor rate and make payments based on a fixed rate. As of January 30, 2016, we had interest rate swaps covering a notional amount of $400 million. Under the terms of these agreements, the Company’s effective fixed interest rate on the notional amount of indebtedness is 3.56% plus the applicable margin.

In August 2014, the Company entered into interest rate cap and swap agreements, which together with existing interest rate swaps, limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness. The interest rate cap agreements cover a notional amount of $400 million and cap LIBOR at 2.00% from March 2015 to March 2016. The interest rate swap agreements cover a notional amount of $800 million from March 2016 to March 2019. Under the terms of these agreements, the Company’s effective fixed interest rate on the notional amount of indebtedness is 2.56% plus the applicable margin.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2016 and concluded that it is effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.

DIRECTORS

Our current Board consists of six members, who have been elected pursuant to a stockholders’ agreement between our Sponsors and Mr. Drexler. All of the directors, except Mr. Drexler, who is an employee of the Company, and Mr. Squeri, are employees of our Sponsors and are therefore deemed to be affiliates. The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years, their ages and the year first elected as a director are set forth below.

Name	Age	Year First Elected Director
James Coulter	56	1997
John Danhakl	59	2011
Millard Drexler	71	2003
Jonathan Sokoloff	58	2011
Stephen Squeri	57	2010
Carrie Wheeler	44	2011

James Coulter (56). Mr. Coulter has been a director since 1997. Mr. Coulter is a TPG Founding Partner. Mr. Coulter serves as a member on numerous corporate and charitable boards including Chobani, Creative Artists Agency and the Vincraft Group. He previously served on the boards of The Neiman Marcus Group, Inc., Alltel Corporation, IMS Health Inc., Lenovo Group Limited, and Zhone Technologies, Inc. We believe Mr. Coulter’s qualifications to sit on our Board include his experience in finance and extensive and diverse experience in domestic and international business.

John Danhakl (59). Mr. Danhakl has been a director since 2011. Mr. Danhakl has been a Managing Partner of Leonard Green & Partners, L.P. since 1995. He also serves on the board of directors of Advantage Solutions, Inc., CCC Information Services, Inc., IMS Health, Inc., Leslie’s Poolmart, Inc., Lifetime Fitness, Inc., Mister Car Wash Holdings, Inc., Packers Sanitation Services, Inc., and Savers, Inc. He previously served on the boards of Air Lease Corp., Animal Health, Inc., Arden Group, Inc., AsianMedia Group LLC, Big 5 Sporting Goods Corporation, Communications and Power Industries, Inc., Diamond Triumph Auto Glass, Inc., HITS, Inc., Liberty Group Publishing, Inc., MEMC Electronic Materials, Inc., The Neiman Marcus Group, Inc., Petco Animal Supplies, Inc., Phoenix Scientific, Inc., Rite Aid Corporation, Sagittarius Brands, The Tire Rack, Inc and VCA Antech, Inc. We believe Mr. Danhakl’s qualifications to sit on our Board include his experience as a private equity investor and his experience as a director of numerous privately-held and publicly-held companies.

Millard Drexler (71). Mr. Drexler has been our Chief Executive Officer, Chairman of the Board and a director since 2003. Before joining J.Crew, Mr. Drexler was Chief Executive Officer of The Gap, Inc. from 1995 until 2002, and was President of The Gap, Inc. from 1987 to 1995. Mr. Drexler served on the board of directors and compensation and nominating and corporate governance committees of Apple, Inc. until March 10, 2015. We believe Mr. Drexler’s qualifications to sit on our Board include his extensive experience as a CEO in the retail industry, his executive leadership and management experience, and his experience as a board member of a leading consumer products company.

Jonathan Sokoloff (58). Mr. Sokoloff has been a director since 2011. Mr. Sokoloff is a Managing Partner of Leonard Green & Partners, L.P., which he joined in 1990. Mr. Sokoloff serves on the boards of directors of Advantage Solutions, Inc., BJ’s Wholesale Club Inc., the Container Store Group, Inc., Jetro Cash & Carry Inc., Jo-Ann Stores Inc., the Pure Group, Shake Shack, Inc., Tire Rack Inc., Topshop/Top Man Limited, Union Square Hospitality Group, and Whole Foods Market, Inc. and served on the boards of numerous companies, including Rite Aid Corporation until May 2011. We believe Mr. Sokoloff’s qualifications to sit on our Board include his experience as a private equity investor and his experience as a director of other retail companies.

Stephen Squeri (57). Mr. Squeri was a director of J.Crew Group, Inc. from September 2010 until March 2011 and he rejoined the Company’s board of directors in June 2012. Mr. Squeri has been Vice Chairman of American Express Company since July 2015 and has led the Business-to-Business Group since October 2015.  Previously, he had been Group President, Global Corporate Services since November 2011. Prior to that, he was Group President, Global Services since 2009. In addition, from July 2008 to September 2010, he was the head of Corporate Development, overseeing mergers and acquisitions for American Express. Mr. Squeri joined American Express in 1985. Prior to joining American Express, Mr. Squeri was a management consultant at Arthur Andersen and Company from 1982 to 1985.

Carrie Wheeler (44). Ms. Wheeler has been a director since 2011. Ms. Wheeler is a TPG Partner, which she joined in 1996. Prior to TPG, she was with Goldman, Sachs & Co. from 1993 to 1996. Ms. Wheeler also serves on the board of directors of

Arden Group, Inc.  She previously served on the board of The Neiman Marcus Group, Inc. and Petco Animal Supplies, Inc. We believe Ms. Wheeler’s qualifications to sit on our Board include her financial expertise as well as her experience as a director of two other retail companies.

See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

EXECUTIVE OFFICERS

The names and ages of our executive officers as of January 30, 2016, along with their positions and qualifications, are set forth below.

Name	Age	Position
Millard Drexler	71	Chairman and Chief Executive Officer
Michael Nicholson	49	President, Chief Operating Officer & Chief Financial Officer
Jenna Lyons	47	President, Executive Creative Director
Lynda Markoe	49	Executive Vice President, Human Resources
Libby Wadle	43	President—J.Crew Brand
Joan Durkin	48	SVP, Chief Accounting Officer & Former Interim Chief Financial Officer

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

Michael Nicholson.  Mr. Nicholson has been the Company’s President, Chief Operating Officer and Chief Financial Officer since he joined the Company on January 11, 2016. Before joining J.Crew, he was Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of ANN, Inc. from December 2012 until August 2015. Previously, from 2007 to 2012, he served as Executive Vice President, Chief Financial Officer and Treasurer of ANN, Inc. Prior to that, he spent seven years at Limited Brands, Inc. holding various executive positions including Executive Vice President, Chief Operating Officer and Chief Financial Officer for Victoria’s Secret Beauty Company.  Earlier in his career, Mr. Nicholson held senior positions at Colgate Palmolive and Altria Group, Inc.

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

Libby Wadle. Ms. Wadle has been the Company’s President – J.Crew Brand since April 2013.  Before that, she was the Executive Vice President—J.Crew from 2011 to 2013, and Executive Vice President—Retail and Factory from 2010 to 2011, and was Executive Vice President—Factory and Madewell from 2007 to 2010. Before that Ms. Wadle served as Vice President and then Senior Vice President of J.Crew Factory since 2004. Prior to joining J.Crew, Ms. Wadle was Division Vice President of Women’s Merchandising at Coach, Inc. from 2003 to 2004 and held various merchandising positions at The Gap, Inc. from 1995 to 2003.

Joan Durkin.  Joan Durkin is our Senior Vice President, Chief Accounting Officer and also served as Interim Chief Financial Officer from January 22, 2015 until January 11, 2016. She joined the Company in January 2013 as a Senior Vice President and leads the accounting, financial reporting, accounts payable, payroll, inventory control, sales audit, tax and internal audit functions for the Company. Before joining the Company, Ms. Durkin was Chief Financial Officer of Loehmann’s from 2011 to 2013; and Vice President of Finance of Brown Shoe Company from 2009 to 2011.

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

Audit Committee Financial Expert

In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, we are not required to have an “audit committee financial expert;” however, we have determined that neither Ms. Wheeler nor Mr. Squeri would qualify for this designation.

Section 16(a) Beneficial Ownership Reporting Compliance

In light of our status as a privately held company, Section 16(a) of the Securities Exchange Act of 1934, as amended, does not apply to our directors, executive officers and significant stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

In general, this section focuses on, and provides a description of, our executive compensation process and a detailed discussion of each of the key elements of our compensation program for fiscal 2015 as they apply to the individuals named in the Summary Compensation Table (the “Named Executive Officers”). Our compensation committee (the “Committee”) consists of representatives from our Sponsors and Mr. Squeri. The following is a discussion of the current compensation philosophy and programs applicable to our executive officers in fiscal 2015.

2015 Compensation Philosophy and Compensation Program Objectives

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

We seek to achieve the objectives of our executive compensation program by offering a compensation package that utilizes three key elements: (1) base salary, (2) annual cash incentives, and (3) long-term incentives. We believe that together these elements support the objectives of our compensation program without encouraging unnecessary or excessive risk taking on the part of the Company’s associates.

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

•

Long-Term Incentives. The long-term element of our compensation program consists of the opportunity for our executive officers to participate directly as equity owners of the Company through the roll-over and purchase of Parent shares and grants of stock options to purchase Parent shares. The equity component is the most significant element of our executive compensation program because we believe that a meaningful equity interest by our executive officers and management team will provide a strong incentive to drive top line growth, increase margins and profitability and pursue growth opportunities, which we believe will lead to increased equity value and returns to investors.

The 2015 Executive Compensation Process

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

The Committee is responsible for making all decisions with respect to the compensation of the executive officers. With respect to the executive officers other than the CEO, the Committee’s compensation decisions involve the review of recommendations made by our CEO and Executive Vice President of Human Resources (“EVP—HR”). The CEO and EVP—HR attend the Committee’s meetings and provide input to the Committee regarding the effectiveness of the compensation program in attracting and retaining key talent. They make recommendations to the Committee regarding executive merit increases, short-term and long-term incentive awards and compensation packages for executives being hired or promoted. The Committee also considers the CEO’s evaluation of the performance of the executive officers (other than himself), each of whom report to him.

The compensation of the CEO is determined by the Committee independently of management. The Committee makes decisions about the CEO’s compensation during executive session outside the presence of the CEO. Annually, outside directors of the Board evaluate the performance of the CEO and that evaluation is then communicated to the CEO by the Chairman of the Committee.

The Committee’s process for determining executive compensation is straightforward. In the first quarter of each fiscal year, the Committee’s primary focus is to review base salaries, determine payout amounts for annual cash incentives in respect of the prior fiscal year for the executive officers, and review long-term equity for the senior officers and certain other key associates. At this time, the Committee also generally reviews and establishes performance metrics for the current fiscal year’s annual cash incentive plan.

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

Outside Compensation Consultant

No independent executive compensation consultants were retained by the Committee during fiscal 2015.

Benchmarking Process

In making compensation decisions for fiscal 2015, the Committee considered the competitive market for executives and compensation levels provided by comparable companies. The comparative group used to benchmark compensation with respect to our executive officers and other key associates is composed of specialty retailers with highly visible brands that we view as competitors for customers and/or executive talent. For fiscal 2015, the peer companies were Abercrombie & Fitch Co., Aéropostale Inc., American Eagle Outfitters, Inc., Ascena Retail Group, Inc., Chico’s FAS, Inc., Coach, Inc., The Gap, Inc., Guess, Inc., Kate Spade & Company, L Brands, Inc., Michael Kors Holdings Ltd., Nordstrom, Inc., Ralph Lauren Corp., Under Armour, Inc. and Urban Outfitters, Inc. In addition, we monitor the marketplace for innovative and creative compensation programs of those companies that we view as leading their industry. Though the Company generally targets salary levels at the median of our peer group, total compensation may exceed or fall below the median for certain of our executive officers and other key associates since one of the objectives of our compensation program is to consistently reward and retain top performers and to differentiate compensation based upon individual and Company performance.

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

Mr. Drexler’s substantial investment in the Company and the size of his equity incentive awards are consistent with his role as an owner-manager and are designed to ensure his commitment to the long-term future of the Company. Details regarding Mr. Drexler’s compensation package are contained in tables that follow. In addition, a description of his employment agreement, originally entered into in connection with the consummation of the Acquisition is contained in a section that follows. We intend to continue to evaluate the components and level of our CEO’s compensation on an ongoing basis.

Components of the Executive Compensation Program

We believe that a substantial portion of executive compensation should be performance-based. We also believe it is essential for executives to have a meaningful equity stake linked to the long-term performance of the Company and; therefore, we have created compensation packages that aim to foster an owner-operator culture. As such, other than base salary, compensation of our executive officers is largely comprised of variable or “at-risk” incentive pay linked to the Company’s financial performance and individual contributions. Other factors we consider in evaluating executive compensation include internal pay equity, external market and competitive information, assessment of individual performance, level of responsibility, and the overall expense of the program. In addition, we also strive to offer benefits competitive with those of our peer group and appropriate perquisites.

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

In spring 2015, in conjunction with its annual review process, the Committee reviewed base salaries for the Named Executive Officers. The Committee decided that Mr. Drexler’s base salary was to remain at $200,000 given his role as owner-manager. This salary is well below the salary level normally provided to a Chief Executive Officer of a company of comparable size, complexity, and performance and below the median level of our peer group.  The Committee also determined that Ms. Lyons’; Ms. Wadle’s and Ms. Markoe’s base salaries would remain at $1,000,000; $750,000; and $550,000, respectively. Ms. Durkin received an 8% salary increase in connection with her additional responsibilities as Interim Chief Financial Officer, resulting in a base salary for fiscal 2015 of $335,000.

Mr. Nicholson joined the Company in January 2016 as President, Chief Operating Officer and Chief Financial Officer.  His base salary was set at $800,000, based upon his level of responsibility, scope of position and competitive market data.

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

The Company’s goals for EBITDA are linked to our budget and plan for long-term success. These EBITDA performance targets are the key measures used to determine whether an incentive award will be paid for the fiscal year and, to the extent achieved, determine the range of the incentive award opportunity for the Named Executive Officers. We calculate EBITDA using the net income recorded for the Company in accordance with Generally Accepted Accounting Principles (GAAP), adding back interest, depreciation, amortization and income tax expenses for the applicable fiscal year. We also adjust for items such as non-cash share-based compensation, the impact of purchase accounting resulting from the Acquisition, non-cash impairment losses and charges related to a workforce reduction (as so calculated, “Adjusted EBITDA”).

Annual incentive awards to our Named Executive Officers are paid from the same incentive pool used for all of our eligible associates. For fiscal 2015, the potential size of the total pool was determined by the Company’s performance against pre-established Adjusted EBITDA goals for the fiscal year ended January 30, 2016, which were approved by the Committee on April 15, 2015 as follows:  for Adjusted EBITDA of $266.7 million, the pool would be funded at 33% of the target amount; for Adjusted EBITDA of $345.5 million, the pool would be funded at 100% of the target amount, for Adjusted EBITDA of $390.0 million, the pool would be funded at 200% of the target amount and for Adjusted EBITDA of $420.0 million, the pool would be funded at 250% of the target amount.

The target amount of the incentive pool is determined by calculating the sum of the target incentive award amount assigned to each plan participant. Mr. Drexler’s target award for fiscal 2015 would have been $1,200,000, as defined in his employment agreement, with a range of potential payment from $0 to $3,000,000. Target awards of the Named Executive Officers, other than Mr. Drexler, are expressed as a percentage of salary for the relevant fiscal year. The target award for Ms. Lyons and Ms. Wadle for fiscal 2015 was 100%, with a range of potential payments from 0% to 250% of annual base salary. The target award for Ms. Markoe was 75%, with a range of potential payments from 0% to 187.5% of annual base salary. The target award for Ms. Durkin was 35%, with a range of potential payments from 0% to 87.5% of annual base salary. Mr. Nicholson’s employment agreement provided that his annual bonus for fiscal 2015 would be not less than $800,000, pro-rated to reflect the number of days he was employed by the Company in the fiscal year, which was 20 days.

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

The Committee determines the amount of the annual incentive awards for the other Named Executive Officers using its discretion, subject to the maximum specified in the plan. In making this determination, the Committee takes into account the recommendations of Mr. Drexler. Each of the other Named Executive Officers reports directly to Mr. Drexler, except for Ms. Durkin who reported to Mr. Drexler on an interim basis but now reports to Mr. Nicholson. Mr. Drexler takes significant time to review both the quantitative and qualitative performance results of each such executive and recommends to the Committee an incentive award amount for each of them. Provided the threshold Adjusted EBITDA target is achieved, Mr. Drexler then considers whether to recommend payouts for individuals at the level established by Adjusted EBITDA results and within the range established by each Named Executive Officer’s target incentive. Final annual incentive awards are established based on the overall judgment of the Committee, taking into account the recommendations made by Mr. Drexler, with no fixed or specific mathematical weighting applied to any element of individual performance.

The Committee remains committed to a pay for performance compensation program. As a result of the difficult operating environment in fiscal 2015, the threshold Adjusted EBITDA target was not achieved, the annual incentive pool was not funded and  no annual cash incentive awards will be paid on that basis. However, the Committee may consider whether to award discretionary bonuses for retention purposes or in recognition of significant achievements in the difficult operating environment. If the Committee determines that such awards are appropriate during the course of the current fiscal year, the Company will file a current report on Form 8-K at such time.

As noted above, Mr. Nicholson was entitled to an annual cash incentive for fiscal 2015 pursuant to his employment agreement, which provides for an annual cash incentive for fiscal 2015 of not less than $800,000, pro-rated to reflect the number of days he was employed by the Company in the fiscal year, which was 20 days. For fiscal 2016, pursuant to his employment agreement, Mr. Nicholson’s minimum annual cash incentive will be $600,000. In addition, in May 2015, the Committee awarded Ms. Durkin a long-term incentive bonus of $200,000 payable 50% in May 2015 and 50% in May 2016 as recognition of her additional responsibilities during fiscal 2015 as Interim Chief Financial Officer. Ms. Markoe received a $125,000 payment in fiscal 2015 with respect to a long-term incentive award made in June 2014.

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

In 2011, our Named Executive Officers and certain key members of management were provided the opportunity to roll over on a tax deferred basis, shares of J.Crew Group, Inc. stock and stock options they held into shares or stock options, as applicable, of the Parent in connection with the consummation of the Acquisition. They were also provided the opportunity to purchase shares of the Parent. As a result, Mr. Drexler contributed an aggregate amount of 2,287,545 shares worth approximately $99.5 million in exchange for an ownership interest in Parent following the Acquisition. Ms. Lyons contributed 30,651 shares and 218,401 stock options in exchange for an ownership interest of approximately $4 million. Ms. Wadle contributed 100,590 stock options, 6,804 shares and $370,692 cash in exchange for an ownership interest of approximately $2 million. Ms. Markoe contributed 7,663 shares and 45,129 stock options in exchange for an ownership interest of approximately $1 million.  Mr. Nicholson and Ms. Durkin were not employed by the Company at the time of the Acquisition.

The Committee has approved stock option awards to each of the Named Executive Officers, consistent with its view that long-term equity incentives are an important part of an ownership culture that encourages a focus on long-term performance by our Named

Executive Officers and other key associates.   On January 11, 2016, Mr. Nicholson received the following equity awards in connection with the commencement of his employment with the Company:  (i) 2.5 million restricted shares of Class A common stock with time-based vesting, (ii) 1.5 million restricted shares of Class A common stock with performance-based vesting, and (iii) non-qualified stock options with time-based vesting representing the right to acquire 2 million shares of Class A common stock.  No other equity awards were granted to our Named Executive Officers in fiscal 2015.

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

We offer all of our associates (including the Named Executive Officers) and directors a discount on most merchandise in our stores, and through our e-commerce business. We offer this discount because it is beneficial to our Company to encourage associates and directors to shop in our stores and online. Additionally, this discount represents common practice in the retail industry. This discount is extended to IRS qualified dependents and spouses.

We do not offer a defined benefit pension, supplemental executive retirement plan (SERP) or a non-qualified deferred compensation plan to our associates or Named Executive Officers.

In addition, from time to time the Company agrees to provide certain executives with perquisites. The Company provides these perquisites on a limited basis in order to attract key talent and to enhance business efficiency. We believe these perquisites are in line with market practice. For fiscal 2015, we provided certain Named Executive Officers with the following perquisites:

Driver. We provide Mr. Drexler with a driver for all business needs. Mr. Drexler reimburses the Company for his personal use of the driver, including commuting to and from work.

Medical Concierge Service. We provide Mr. Drexler with 24/7, on-call worldwide medical care for himself and his immediate family members, up to a maximum of $50,000 per year.

The cost incurred by the Company for certain of these perquisites is detailed in the Summary Compensation Table.

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

Employment Agreements

From time to time, the Company enters into employment agreements in order to attract and retain key executives. Each of Messrs. Drexler and Nicholson and Mss. Lyons and Wadle are party to an employment agreement with the Company. Ms. Durkin is party to a Non-Disclosure, Non-Solicitation, Non-Competition and Dispute Resolution Agreement. As described in a section that follows, the employment agreements generally define the executive’s position, specify a minimum base salary, and provide for participation in our annual and long-term incentive plans, as well as other benefits. Most of the agreements contain covenants that limit the executives’ ability to compete with us or solicit our associates or customers for a specified period following termination. The agreements also provide for various benefits under certain termination scenarios. In general, these benefits consist of salary continuation for periods ranging from 12 to 18 months, a pro-rata or full cash incentive award for the year in which termination occurred, and in some cases, the acceleration or continued vesting (in accordance with the original vesting schedule) of a portion of unvested equity. The agreements provide for automatic renewal upon the same terms and conditions, unless either party gives written notice of its intent not to renew. The provisions vary by executive because each agreement is negotiated by the Company and the Named Executive Officer on an individual basis at the time of hire or renewal, as applicable. We believe that these agreements enhance our ability to recruit and retain the Named Executive Officers, offer them a degree of security in the very dynamic environment of the retail industry, and protect us competitively through non-competition and non-solicitation requirements if the executives terminate their employment with us.

The section below contains information, both narrative and tabular, regarding the types of compensation paid to (i) our principal executive officer, (ii) our principal financial officer and former interim principal financial officer,  and (iii) our other three most highly compensated executive officers as of the end of fiscal 2015 (collectively, the “Named Executive Officers”). The Summary Compensation Table contains an overview of the amounts paid to our Named Executive Officers for fiscal years 2015, 2014 and 2013, as applicable. The tables following the Summary Compensation Table—the Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year-End, and Option Exercises and Stock Vested—contain details of our Named Executive Officers’ recent non-equity incentive and equity grants, past equity awards, general equity holdings, and option exercises. Finally, we have included a table showing potential severance payments to our Named Executive Officers pursuant to their individual employment agreements and certain of our equity incentive plans, assuming, for these purposes that the relevant triggering event occurred on January 29, 2016.

Summary Compensation Table

The following table sets forth the compensation paid to or earned during fiscal years 2015, 2014 and 2013 by our Named Executive Officers:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Comp- ensation(3) ($)	Total ($)
Millard Drexler,	2015	$200,000	$—	$—	$—	$38,789	$238,789
Chairman and Chief	2014	$200,000	$—	$—	$—	$38,323	$238,323
Executive Officer	2013	$200,000	$—	$—	$—	$35,000	$235,000
Michael Nicholson,	2015	$46,154	$43,836	$400	$—	$—	$90,390
President, COO
& CFO
Jenna Lyons,	2015	$1,000,000	$—	$—	$—	$10,600	$1,010,600
President-Executive	2014	$1,000,000	$—	$—	$—	$10,400	$1,010,400
Creative Director	2013	$1,000,000	$—	$—	$367,500	$1,909,052	$3,276,552
Libby Wadle,	2015	$750,000	$—	$—	$—	$10,600	$760,600
President – J.Crew	2014	$750,000	$—	$—	$—	$10,400	$760,400
Brand	2013	$742,308	$—	$—	$245,000	$959,626	$1,946,934
Lynda Markoe,	2015	$550,000	$125,000	$—	$—	$10,600	$685,600
EVP -	2014	$538,462	$125,000	$—	$—	$10,400	$673,862
Human Resources	2013	$467,308	$—	$—	$122,500	$484,913	$1,074,721
Joan Durkin,	2015	$330,673	$100,000	$—	$—	$10,600	$441,273
SVP, CAO &	2014	$310,000	$50,000	$—	$—	$8,585	$368,585
Former Interim CFO

(1)

Represents the annual cash incentive awards under our Company annual cash incentive plan and discretionary bonus awards earned by each Named Executive Officer. As a result of the difficult operating environment in fiscal 2015, no annual incentive plan pool was funded and no annual incentive awards were paid for 2015.  A description of our annual cash incentive plan is in a previous section. Pursuant to Mr. Nicholson’s employment agreement, he was entitled to a bonus for fiscal 2015 of not less than $800,000, prorated to reflect the number of days he was employed in the fiscal year, which was 20 days. Ms. Markoe received a $125,000 payment in each of fiscal years 2014 and 2015 with respect to a long-term incentive award made in June 2014.  Ms. Durkin received a discretionary bonus of $50,000 in fiscal 2014 in connection with her work on financial and strategic matters, and in fiscal 2015 we awarded Ms. Durkin a $200,000 bonus as recognition of her additional responsibilities during fiscal 2015 as Interim Chief Financial Officer, with $100,000 paid in May 2015, and $100,000 to be paid in May 2016, provided she remains employed by us on the payment date.

(2)

For each of the Named Executive Officers, represents the aggregate grant date fair value calculated under Accounting Standards Codification (ASC) 718—Compensation—Stock Compensation as share-based compensation in our financial statements for fiscal years 2015, 2014 and 2013 of stock awards and option awards made in those fiscal years, excluding the effect of estimated forfeitures. For awards subject to performance conditions, the amount reflects the full grant date fair value of the awards based on the probable outcome of the performance conditions. See note 4, “Share-Based Compensation” to our consolidated financial statements for a description of assumptions underlying valuation of equity awards.

(3)	All other compensation for fiscal year 2015 consisted of the following:

	Matching Contributions (i)	Medical Concierge (ii)	Total
Millard Drexler	$—	$38,789	$38,789
Michael Nicholson	$—	$—	$—
Jenna Lyons	$10,600	$—	$10,600
Libby Wadle	$10,600	$—	$10,600
Lynda Markoe	$10,600	$—	$10,600
Joan Durkin	$10,600	$—	$10,600

(i)	Represents total Company contributions to each Named Executive Officer’s account in the Company’s tax-qualified 401(k) Plan.
(ii)	Represents Company payment for medical concierge services, as provided by Mr. Drexler’s employment agreement.

Named Executive Officer Employment Agreements

Millard Drexler

Mr. Drexler entered into an employment agreement with us, effective March 7, 2011, pursuant to which Mr. Drexler serves as our Chief Executive Officer and as the Chairman of our Board. The agreement provides for an initial term of employment through March 7, 2015, subject to automatic renewal for successive one-year periods thereafter unless either Mr. Drexler or the Company provides a notice of non-renewal at least 90 days before the expiration of the then current term. Pursuant to the employment agreement, Mr. Drexler receives a base salary of $200,000 and has an opportunity to earn an annual bonus award, with a target opportunity of $1,200,000, based on the achievement of certain performance metrics determined by the Board or a committee thereof. Mr. Drexler is eligible to participate in the Company’s employee benefit plans and the Company will pay or reimburse Mr. Drexler for an amount of up to $50,000 per year for the cost of maintaining the benefits provided under one or more concierge medical services arrangements to be selected by Mr. Drexler. In the event that Mr. Drexler’s employment is terminated prior to the end of the initial four-year term or any subsequent one-year extension of the term without cause or by Mr. Drexler for good reason (each as defined in the agreement), Mr. Drexler will receive, among other things (i) a payment equal to any accrued but unpaid base salary as of the date of termination, the value of any accrued vacation pay, and the amount of any expenses properly incurred by Mr. Drexler prior to the termination date and not yet reimbursed, (ii) a payment equal to one year’s base salary plus Mr. Drexler’s target bonus, (iii) a payment equal to the pro-rated annual bonus that Mr. Drexler would have earned for the year in which his termination occurs, based on the actual achievement of applicable performance objectives in the performance year in which the termination date occurs; and (iv) the immediate vesting of all equity awards previously granted to Mr. Drexler that remain outstanding as of the termination date. The agreement also provides that Mr. Drexler is entitled to a full gross up for excise taxes incurred under Sections 280G and 4999 of the Code in connection with any change in control occurring after our equity securities once again become publicly traded.

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

Michael Nicholson

Mr. Nicholson entered in an employment agreement with us in December 2015 pursuant to which he agreed to serve as our President and Chief Operating Officer and Chief Financial Officer.  The agreement provides for an initial base salary of $800,000, with a target bonus opportunity under the Company’s annual bonus plan of 100% of base salary based upon the achievement of certain performance objectives to be determined each year.  For fiscal year 2015, the agreement provides that Mr. Nicholson’s annual bonus will not be less than $800,000, pro-rated to reflect the number of days he is actually employed by the Company in fiscal year 2015, which was 20 days.  For fiscal year 2016, the agreement provides that Mr. Nicholson’s annual bonus will not be less than $600,000, provided he remains employed through the payment date.  Under the agreement Mr. Nicholson is subject to non-competition and non-solicitation covenants during his employment and for a period of 12 and 18 months, respectively, following termination of employment for any reason, provided that the non-competition covenants will not apply following termination of Mr. Nicholson’s employment by the Company without cause or by him for good reason. In the event his employment is terminated without cause, for good reason or due to his death or disability, Mr. Nicholson is entitled under the agreement to certain post-employment compensation, as detailed in a section that follows.

As described in a previous section, pursuant to the terms of the agreement, Mr. Nicholson received restricted stock and stock option grants under the 2011 Equity Incentive Plan in January 2016.  We granted Mr. Nicholson 2.5 million shares of restricted Class A common stock that vests periodically based on continued employment over five years.  In addition, we granted Mr. Nicholson 1.5 million shares of restricted Class A common stock that vests based on the achievement of performance goals, within a term of ten years, generally subject to his continued employment prior to the vesting date.  In the event that the performance conditions are satisfied or a change in control of the Company occurs within six months following the termination of Mr. Nicholson’s employment by the Company without cause or by Mr. Nicholson for good reason, Mr. Nicholson’s performance-based restricted stock will vest to the same extent that it would have vested had Mr. Nicholson remained employed through the satisfaction of the performance conditions or the occurrence of the change in control.  In addition, with respect to both the time and performance-based vesting restricted stock grants, in the event that a change in control of the Company occurs while Mr. Nicholson remains employed, any unvested outstanding restricted stock will vest in full, unless the administrator provides for a cash-out of the award, or the acquirer assumes or substitutes the award.

We also granted Mr. Nicholson nonqualified stock options to acquire 2 million shares of Class A common stock, with an exercise price of $.10 per share.  The stock options are subject to time-based vesting over five years.  In the event that Mr. Nicholson’s employment ceases within two years following a change in control as a result of a termination by the Company without cause or by Mr. Nicholson for good reason, the unvested outstanding stock options, or any deferred cash or property granted in substitution for such options, will vest in full.  In the event of Mr. Nicholson’s termination of employment by the Company without cause or a resignation by Mr. Nicholson for good reason, he will receive an additional 12 months service credit toward vesting of his time-based vesting restricted stock and stock options.

Jenna Lyons

Ms. Lyons entered into a second amended and restated employment agreement with us in July 2010 pursuant to which she has agreed to serve as Creative Director for five years beginning in December 2007, subject to automatic one-year renewals unless we or Ms. Lyons provide four months’ written notice prior to the expiration of the current term. The agreement provides for a minimum annual base salary of $675,000, which will be reviewed from time to time by us, and an annual cash incentive award with a target of 50% and a maximum of 100%, in each case, of base salary. In addition, the agreement provided for payment by the Company of a cash contract supplement of $2,000,000 which was paid to Ms. Lyons in January 2008. The agreement also subjects Ms. Lyons to non-competition and non-solicitation covenants during her employment and for a period of 12 months following termination of employment for any reason (except that the non-competition covenant will not apply in the event Ms. Lyons’ employment is terminated by the Company without cause, by Ms. Lyons for good reason or because the Company provides Ms. Lyons with written notice of our intention not to renew the employment agreement). In the event her employment is terminated without cause or for good reason, Ms. Lyons is entitled under the agreement to certain post-employment compensation, as detailed in a section that follows.

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

Libby Wadle

Ms. Wadle entered into an employment agreement with us pursuant to which she has agreed to serve as Executive Vice President—J.Crew for three years beginning in November 2011, subject to automatic one-year renewals unless we provide two months’ written notice or Ms. Wadle provides four months’ written notice, in each case, prior to the expiration of the current term. The agreement provides for a minimum annual base salary of $700,000, which will be reviewed annually by us, and an annual cash incentive award with a target of 75% and a maximum of 187.5%, in each case, of base salary. The agreement also subjects Ms. Wadle to non-competition and non-solicitation covenants during her employment and for a period of 12 months following termination of employment for any reason (except that the non-competition covenant will not apply in the event Ms. Wadle’s employment is terminated by the Company without cause or by Ms. Wadle for good reason). In the event her employment is terminated without cause, for good reason, or as a result of the Company’s non-renewal of the agreement, Ms. Wadle is entitled under the agreement to certain post-employment compensation, as detailed in a section that follows.

Lynda Markoe

Ms. Markoe entered into a long-term incentive agreement with us in June 2014, pursuant to which she received a long-term cash incentive award provided she remains employed with us through the payment dates of each award. The agreement provides for a First Cash Incentive award of $125,000 which was paid on June 10, 2014 and a Second Cash Incentive award of $125,000 which was paid on June 1, 2015.  If Ms. Markoe is terminated for cause or resigns from employment for any reason on or before May 31, 2016, she is obligated to repay us the full gross amount of the Second Cash Incentive.  For purposes of the agreement, “cause” means, without limitation, unsatisfactory job performance, failure to comply with the Company’s policies and handbook, including but not limited to the Code of Ethics and Business Practices; indictment, conviction or admission of any crime involving dishonesty or moral turpitude; participation in any act of misconduct, insubordination or fraud against the Company; use of alcohol or drugs which interferes with her performance of her duties or compromises our integrity or reputation; and excessive absences from work other than as a result of disability.

Joan Durkin

Ms. Durkin entered into a Non-Disclosure, Non-Solicitation, Non-Competition and Dispute Resolution Agreement with us for three years beginning on January 22, 2013, subject to automatic renewal for successive one-year periods thereafter unless either Ms. Durkin or the Company provides a notice of non-renewal at least 30 days before the expiration of the then current term.  The agreement subjects Ms. Durkin to non-solicitation and non-competition covenants during her employment and for a period of 12 and six months, respectively, following termination of employment for any reason.  In the event her employment is terminated without cause, Ms. Durkin is entitled under the agreement to certain post-employment compensation, as detailed in a section that follows.  The agreement has not been amended or replaced in connection with Ms. Durkin’s role as Interim Chief Financial Officer.

Ms. Durkin also entered into a long-term incentive agreement with us in May 2015, pursuant to which she received a long-term cash incentive award in recognition of her additional responsibilities during fiscal 2015 as Interim Chief Financial Officer, provided she remains employed with us through each payment date. The agreement provides for a First Cash Incentive award of $100,000 which was paid on May 5, 2015 and a Second Cash Incentive award of $100,000 which will be paid on or about May 5, 2016.  If Ms. Durkin is terminated for cause (as defined in the agreement referenced above) or resigns from employment for any reason on or before May 5, 2016, she is obligated to repay us the full gross amount of the First Cash Incentive.  If Ms. Durkin is terminated for cause or resigns from employment for any reason on or before May 5, 2017, she is obligated to repay us the full gross amount of the Second Cash Incentive.

Grants of Plan-Based Awards—Fiscal 2015

The following table sets forth the non-equity and equity incentive awards and other equity awards granted to our Named Executive Officers for fiscal 2015. For fiscal 2015, the Company did not fund a target incentive pool for the year and therefore no payouts were made under the annual cash incentive plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock(#)(4)	All Other Option Awards: Number of Securities Underlying Options(5) (#)	Exercise or Base Price of Option Awards(5) ($/sh)	Grant Date Fair Value of Stock and Option Awards(6) ($)
Name	Grant Date (1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Millard Drexler	—	$400,000	$1,200,000	$3,000,000	—	—	—	—	—	—	—
Michael Nicholson	—	$266,667	$800,000	$2,000,000	—	—	—	—	—	—	—
	1/11/16	—	—	—	—	—	—	—	2,000,000	$0.10	$—
	1/11/16	—	—	—	—	—	—	2,500,000	—	—	$250
	1/11/16	—	—	—	—	1,500,000	—	—	—	—	$150
Jenna Lyons	—	$333,333	$1,000,000	$2,500,000	—	—	—	—	—	—	—
Libby Wadle	—	$250,000	$750,000	$1,875,000	—	—	—	—	—	—	—
Lynda Markoe	—	$137,500	$412,500	$1,031,250	—	—	—	—	—	—	—
Joan Durkin	—	$36,167	$108,500	$271,250	—	—	—	—	—	—	—

(1)

The Committee approved Mr. Nicholson’s equity awards by a unanimous written consent approved by all Committee members on December 2, 2015, to be effective on his employment commencement date of January 11, 2016.

(2)

Represents possible payouts under the Company’s annual cash incentive plan for fiscal 2015. Amounts listed in the maximum column related to achievement of “Super Max” Adjusted EBITDA goal. Achievement of “Max” Adjusted EBITDA goals would have resulted in payouts for Mr. Drexler, Ms. Lyons, Ms. Wadle, Ms. Markoe, and Ms. Durkin of $2,400,000; $2,000,000; $1,500,000; $825,000; and $217,000, respectively.  Under his employment agreement, Mr. Nicholson’s annual bonus will not be less than $800,000, pro-rated to reflect the number of days he is actually employed by the Company in fiscal year 2015, which was 20 days. As noted above, the Company did not fund a target incentive pool for the year and therefore no payouts were made under the annual cash incentive plan.
(3)

Represents shares of restricted stock granted under the 2011 Equity Incentive Plan that will vest upon achievement by the Company of a specified financial performance goal (with full vesting on a change in control), subject to continued employment through the vesting date.  The number of shares reflected in the table as the “target” payout under equity incentive plan awards is the number of shares that would vest if the performance condition were met.  If the performance condition is not achieved within ten years, the entire award would be forfeited.

(4)

Represents shares of restricted stock granted under the 2011 Equity Incentive Plan that vest as to 20% of the shares annually, beginning on the first anniversary of the grant date, subject to continued employment, with an additional 12 months of service credited for vesting purposes upon a termination without cause or a resignation for good reason.

(5)

Represents option awards granted under the 2011 Equity Incentive Plan that are scheduled to vest and become exercisable in five equal annual installments beginning on the first anniversary of the date of grant, subject to continued employment, and have a ten year term.  An additional 12 months of service for vesting purposes will be credited to Mr. Nicholson upon a termination without cause or resignation for good reason and the option vests in full upon a termination without cause or resignation for good reason within two years following a change in control.  The option exercise price of $0.10 represents a premium over the fair market value of a share of Class A common stock on the date of grant.

(6)

These amounts represent the aggregate grant date fair value calculated in accordance with ASC 718—Compensation—Stock Compensation, excluding the effect of estimated forfeiture.  For the award subject to performance conditions, the amount reflects the aggregate grant date fair value of the award based on the probable outcome of the performance conditions. The assumptions used in calculating these amounts are described in note 4, “Share-Based Compensation” to our consolidated financial statements.

OUTSTANDING EQUITY AWARDS AT FISCAL 2015 YEAR-END

The following table sets forth information regarding the outstanding awards under our long-term equity incentive plans held by our Named Executive Officers at the end of fiscal 2015.

			Option Awards(1)				Stock Awards
	Grant Year of Options	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(3)	Market Value of Shares of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)(5)
Millard Drexler	2011	12,040,957	—	8,027,305	0.25	4/14/21	—	—	—	—

Michael Nicholson	2016	—	2,000,000	—	0.10	1/11/26	2,500,000	$—	1,500,000	$—

Jenna Lyons	2013	300,000	450,000	750,000	0.57	4/11/23	—	—	—	—
	2011	1,777,777	—	—	0.25	9/15/17	—	—	—	—
	2011	2,752,200	1,376,100	2,293,500	0.25	4/14/21	—	—	—	—
	Total	4,829,977	1,826,100	3,043,500	—	—	—	—	—	—

Libby Wadle	2013	200,000	300,000	500,000	0.57	4/11/23	—	—	—	—
	2011	1,100,880	275,220	1,376,100	0.25	4/14/21	—	—	—	—
	Total	1,300,880	575,220	1,876,100	—	—	—	—	—	—

Lynda Markoe	2013	100,000	150,000	250,000	0.57	4/11/23	—	—	—	—
	2011	642,200	160,550	802,750	0.25	4/14/21	—	—	—	—
	Total	742,200	310,550	1,052,750	—	—	—	—	—	—

Joan Durkin	2013	50,000	75,000	125,000	0.57	3/12/23	—	—	—	—

(1)

Represents (i) stock options awarded prior to the Acquisition, which were rolled over into vested options of Parent, effective March 7, 2011, with an exercise price of $0.25, (ii) stock options that were granted to our Named Executive Officers (other than Ms. Durkin and Mr. Nicholson) on April 14, 2011 following the Acquisition, (iii) stock options that were granted to Mr. Nicholson on January 11, 2016 in connection with his hiring, (iv) stock options that were granted to Ms. Durkin on March 12, 2013 in connection with her joining the Company and (v) stock options that were granted to Ms. Lyons, Ms. Wadle and Ms. Markoe on April 11, 2013.

(2)	The options granted on April 14, 2011 have an exercise price of $0.25 per share and vest as follows:

	Tranche 1 Vesting Schedule	Tranche 2 Vesting Schedule	Tranche 3 Vesting Schedule
Drexler	24,081,914 options vesting 25% annually beginning on 4/14/12	8,027,305 options with performance-based vesting	—

Lyons	2,293,500 options vesting 20% annually beginning on 4/14/12	2,293,500 options with performance-based vesting	1,834,800 options vesting 50% on 4/14/15 and 50% on 4/14/18
Wadle	1,376,100 options vesting 20% annually beginning on 4/14/12	1,376,100 options with performance-based vesting	—

Markoe	802,750 options vesting 20% annually beginning on 4/14/12	802,750 options with performance-based vesting	—

The options granted on March 12, 2013 have an exercise price of $0.57 per share and vest as follows:

	Tranche 1 Vesting Schedule	Tranche 2 Vesting Schedule
Durkin	125,000 options vesting 20% annually beginning on 3/12/14	125,000 options with performance-based vesting

The options granted on April 11, 2013 have an exercise price of $0.57 per share and vest as follows:

	Tranche 1 Vesting Schedule	Tranche 2 Vesting Schedule
Lyons	750,000 options vesting 20% annually beginning on 4/11/14	750,000 options with performance-based vesting

Wadle	500,000 options vesting 20% annually beginning on 4/11/14	500,000 options with performance-based vesting

Markoe	250,000 options vesting 20% annually beginning on 4/11/14	250,000 options with performance-based vesting

The options granted on January 11, 2016 have an exercise price of $0.10 per share and vest as follows:

Nicholson	2,000,000 options vesting 20% annually beginning on 1/11/17

(3)

Represents shares of restricted stock granted on January 11, 2016, that vest as to 20% of the shares annually beginning on the first  anniversary of the grant date, generally subject to continued employment on each vesting date, with an additional 12 months of service credited for vesting purposes upon a termination without cause or resignation for good reason..

(4)

Represents shares of restricted stock granted on January 11, 2016 that will vest upon achievement by the Company of a specified financial performance goal (with full vesting on a change in control), generally subject to continued employment through the vesting date.  If the performance condition is not achieved within ten years, the entire award will be forfeited.

(5)	The market value of a share of our Class A common stock as of the last business day of fiscal 2015 was $0.00.

Option Exercises and Stock Vested—Fiscal 2015

There were no option exercises or vesting of stock for the Named Executive Officers during fiscal 2015.

Potential Payments Upon Termination or Change of Control

As described above under Employment Agreements, we have employment agreements with Mr. Drexler, Mr. Nicholson, Ms. Lyons and Ms. Wadle and a Non-Disclosure, Non-Solicitation, Non-Competition and Dispute Resolution Agreement with Ms.

Durkin under which we are required to pay severance benefits in connection with certain terminations of employment.  Mr. Drexler’s stock option award agreement also provides for accelerated vesting of all his options in connection with a termination of his employment at any time by us without cause (as defined in the award agreement) or by Mr. Drexler for good reason (as defined in the award agreement) and accelerated vesting of a portion of his options in connection with a termination of his employment by us by reason of his death or disability (as defined in the award agreement). In addition, the stock option award agreements held by our other Named Executive Officers provide for the accelerated vesting of their time-based options in connection with a termination of employment by us without cause (as defined in the award agreement) or by the executive for good reason (as defined in the award agreement) within two years following a change in control. Mr. Drexler’s stock option award agreement also provides for accelerated vesting of his time-based options in connection with a change in control. Mr. Nicholson’s restricted stock awards provide for accelerated vesting in connection with a change in control, provided that the acquirer does not assume or substitute such awards. Ms. Markoe is not party to an employment agreement with us, but we may agree to pay severance benefits in connection with a termination of her employment. The following is a description of the severance, termination and change in control benefits payable to each of our Named Executive Officers pursuant to their respective agreements and our equity incentive plans as in effect during fiscal 2015. This disclosure assumes the applicable triggering date occurred on January 29, 2016, the last business day of our 2015 fiscal year.

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

We may terminate Mr. Drexler’s employment with us upon his disability, which is generally defined in the Drexler Agreement as Mr. Drexler’s inability to perform his duties for a period of six consecutive months or for 180 days within any 365 day period as a result of his incapacity due to physical or mental illness. In addition, we may terminate Mr. Drexler’s employment for cause or at any time without cause. For these purposes, “cause” is generally defined under the Drexler Agreement as Mr. Drexler’s (a) willful and continued failure to substantially perform his duties, after written demand for substantial performance by our Board; (b) willful engagement in illegal conduct or gross misconduct which is materially and demonstrably injurious to us; or (c) breach of the non-solicitation, non-competition and confidential information obligations described below.

Mr. Drexler may terminate his employment with us with good reason or at any time, upon at least three months’ advance written notice, without good reason. For these purposes, “good reason” is generally defined under the Drexler Agreement as (a) the diminution of, or appointment of anyone other than Mr. Drexler to serve in or handle, his positions, authority, duties, and responsibilities without his consent; (b) any purported termination of his employment by us for a reason or in a manner not expressly permitted by the Drexler Agreement; (c) relocation of more than 50 miles of Mr. Drexler’s principal work location; (d) material breach of the Drexler Agreement by us; or (e) removal of Mr. Drexler from the Board.

In addition, Mr. Drexler’s employment will terminate upon his death or in the event either party provides notice to the other party not to renew the Drexler Agreement at least 90 days prior to the expiration of its term.

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

In addition, pursuant to the Drexler Agreement, in the event that any payment or benefit provided to Mr. Drexler under the Drexler Agreement or under any other plan, program or arrangement of ours in connection with a change in control (as defined in Section 280G of the Code) becomes subject to the excise taxes imposed by Section 4999 of the Code, Mr. Drexler will be entitled to receive a “gross-up” payment in connection with any such excise taxes. We have also agreed to purchase and maintain, at our own expense, directors and officers liability insurance providing coverage for Mr. Drexler for the six year period following his termination of employment in the same amount as our other executive officers and directors.

Pursuant to the Drexler Agreement, for the two year period following the termination of Mr. Drexler’s employment, Mr. Drexler has agreed not to solicit or hire any of our associates. In addition, Mr. Drexler has agreed that, for the one year period following his termination of employment, he will not compete with us in the retail apparel business in any geographic area in which we are engaged in such business. Mr. Drexler is also subject to standard non-disclosure of confidential information restrictions.

Michael Nicholson

Pursuant to the employment agreement between us and Mr. Nicholson, dated December 3, 2015 (the “Nicholson Agreement”), the payments and/or benefits we have agreed to pay or provide Mr. Nicholson on a termination of his employment vary depending on the reason for such termination.

Pursuant to the Nicholson Agreement, we may terminate Mr. Nicholson’s employment upon his disability, which is generally defined in the Nicholson Agreement as Mr. Nicholson’s inability to perform his duties for a 90 day period as a result of his incapacity due to physical or mental illness.  The Nicholson Agreement provides that if Mr. Nicholson’s employment is terminated due to death or disability, he will be entitled to (i) the annual bonus earned for the fiscal year immediately prior to his termination date (to the extent not yet paid), (ii) the annual bonus, if any, to which he would otherwise have been entitled for the fiscal year of his death or disability based on actual performance, pro-rated for the period completed as of the date of his death or disability, and (iii) full vesting of time-based equity awards, pro-rated for the period completed as of the date of his death or disability.

In addition, we may terminate Mr. Nicholson’s employment for cause or at any time without cause.  For these purposes, “cause” is generally defined under the Nicholson Agreement as Mr. Nicholson’s (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of securities laws, or having been found by any court or governmental authority or agency to have committed any such violation except in the event that Mr. Nicholson is found  to be “not guilty” by a court or the charges are dismissed or reduced to a misdemeanor; (b) willful misconduct or gross negligence in connection with his performance of duties; (c) willful and material breach of the Nicholson Agreement, including without limitation, his failure to perform his duties and responsibilities (provided that he be given written notice and has 30 days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission by Mr. Nicholson adverse to our reputation; (e) disclosure of any confidential information to persons not authorized to know such information; or (f) his violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, our Code of Ethics and Business Practices or any legal or regulatory obligations or requirements (provided that he has 30 days to cure to the extent such violation is reasonably susceptible to cure). Furthermore, if subsequent to the termination of Mr. Nicholson’s employment it is determined that he could have been terminated for cause, Mr. Nicholson’s employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Mr. Nicholson.

Pursuant to the Nicholson Agreement, Mr. Nicholson may terminate his employment with us for good reason, or without good reason upon at least two months’ advance notice.  For these purposes, “good reason” is generally defined under the Nicholson Agreement as either (a) any action by us that results in a material and continuing diminution of Mr. Nicholson’s duties or responsibilities as President and Chief Operating Officer, including a change such that he will no longer report directly to the Chief Executive Officer or have the Chief Financial Officer of the Company report to him; or (b) a reduction of more than 10% by us of Mr. Nicholson’s base salary or annual cash incentive award opportunity as in effect from time to time,  (c) a relocation of more than 25 miles of his principal place of employment, or  (d) a change in control, provided Mr. Nicholson must remain employed for up to 12 months if requested by the acquirer following a change in control; in each case without Mr. Nicholson’s written consent. Mr. Nicholson’s employment will also terminate upon his death.

Pursuant to the Nicholson Agreement, if Mr. Nicholson’s employment with us is terminated (i) by us without cause or (ii) by Mr. Nicholson for good reason, then Mr. Nicholson will be entitled to, subject to his execution of a valid general release and waiver of any claims he may have against us, (a) continued payment of base salary and continued medical benefits for a period of one year, (b) the annual bonus earned for the fiscal year immediately prior to his termination date (to the extent not yet paid), (c) an amount equal to his target annual bonus, (d) the annual bonus, if any, to which he would otherwise have been entitled for the fiscal year of his employment termination based on actual performance, pro-rated for the period completed prior to such employment termination, (e) an additional 12 months’ service credit with respect to vesting of time-based equity awards, and (f) in the event that the applicable performance conditions are satisfied or a change in control transaction occurs within six months following termination, performance-based equity awards shall vest to the extent they would have if Mr. Nicholson had remained employed with the Company through the satisfaction of such performance conditions or the date of the change in control, as applicable.  In addition, following termination of Mr. Nicholson’s employment by the Company without cause or for good reason within two years following a change in control transaction, all of the outstanding stock options awards subject to time-based vesting conditions shall vest.

Amounts payable to Mr. Nicholson as a result of termination by us without cause or by Mr. Nicholson with good reason, may be deferred and accumulated for six months, then paid in a lump-sum on the first day of the seventh month following termination, if required for compliance with the deferred compensation rules under Section 409A of the Code.

Pursuant to the Nicholson Agreement, Mr. Nicholson has agreed that, for the 12 month period following termination of his employment (other than a termination by us without cause or by Mr. Nicholson for good reason), he will not engage in or perform services for certain competitive entities in the retail, mail order and Internet apparel and accessories business or solicit any of our customers or suppliers. In addition, for the 18 month period following the termination of his employment for any reason, Mr. Nicholson has agreed not to solicit or hire any of our associates.  Mr. Nicholson is also subject to standard non-disclosure of confidential information and non-disparagement restrictions.

Jenna Lyons

Pursuant to the second amended and restated employment agreement between us and Ms. Lyons, dated July 1, 2010 (the “Lyons Agreement”), the payments and/or benefits we have agreed to pay or provide Ms. Lyons on a termination of her employment vary depending on the reason for such termination.

Pursuant to the Lyons Agreement, we may terminate Ms. Lyons’ employment with us upon her disability, which is generally defined in the Lyons Agreement as Ms. Lyons’ inability to perform her duties for a 90 day period as a result of her incapacity due to physical or mental illness and failure to return to work within 30 days of notice by the Company. In addition, we may terminate Ms. Lyons’ employment for cause or at any time without cause. For these purposes, “cause” is generally defined under the Lyons Agreement as Ms. Lyons’ (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of securities laws, or having been found by any court or governmental authority or agency to have committed any such violation; (b) willful misconduct or gross negligence in connection with her performance of duties; (c) willful and material breach of the Lyons Agreement, including without limitation, her failure to perform her duties and responsibilities (provided that she be given written notice and has 30 days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission by Ms. Lyons adverse to our reputation; (e) disclosure of any confidential information to persons not authorized to know such information; or (f) her violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, our Code of Ethics and Business Practices or any legal or regulatory obligations or requirements (provided that she has 30 days to cure to the extent such violation is reasonably susceptible to cure). Furthermore, if subsequent to the termination of Ms. Lyons’ employment it is determined that she could have been terminated for cause, Ms. Lyons’ employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Ms. Lyons.

Pursuant to the Lyons Agreement, Ms. Lyons may terminate her employment with us with good reason or at any time, upon at least two months’ advance notice, without good reason. For these purposes, “good reason” is generally defined under the Lyons Agreement as either (a) any action by us that results in a material and continuing diminution of Ms. Lyons’ duties or responsibilities, including an adverse change in her title from Creative Director or a change such that she will no longer report directly to the Chief Executive Officer; or (b) a material reduction by us of Ms. Lyons’ base salary or annual cash incentive award opportunity as in effect from time to time, or (c) a relocation of more than 50 miles of her principal place of employment, in each case without Ms. Lyons’ written consent. Ms. Lyons’ employment will also terminate upon her death.

Pursuant to the Lyons Agreement, if Ms. Lyons’ employment with us is terminated (i) by us without cause or (ii) by Ms. Lyons with good reason, then Ms. Lyons will be entitled to, subject to her execution of a valid general release and waiver of any claims she may have against us and her continued compliance with the post-employment restrictive covenants to which she is subject, (a) continued payment of base salary and continued medical benefits for a period of one year following her termination date and (b) a lump sum in an amount equal to the annual cash incentive award that she received for the fiscal year prior to her termination. However, Ms. Lyons’ right to the continuation of her base salary and medical benefits for one year following the termination of her employment will cease, respectively, upon the date that she becomes employed by a new employer or otherwise begins providing services for another entity and the date she becomes eligible for coverage under another group health plan; provided that if the cash compensation she receives from her new employer or otherwise is less than her base salary in effect immediately prior to her termination date, she will be entitled to receive the difference between her base salary and her new amount of cash compensation during the remainder of the severance period. In addition, if Ms. Lyons’ employment with us is terminated for any reason, Ms. Lyons will also be entitled to any earned but unpaid base salary.

Amounts payable to Ms. Lyons as a result of termination by us without cause or by Ms. Lyons with good reason, may be deferred and accumulated for six months, then paid in a lump-sum on the first day of the seventh month following termination, if required for compliance with the deferred compensation rules under Section 409A of the Code.

Pursuant to the Lyons Agreement, Ms. Lyons has agreed that, for the 12 month period following the termination of her employment (other than a termination by us without cause, by Ms. Lyons with good reason, or as a result of our election not to renew the employment period), she will not engage in or perform services for certain competitive entities in the retail, mail order and Internet apparel and accessories business within a 100 mile radius of any of our store locations or in the same area as we direct our mail order operations or solicit any of our customers or suppliers. In addition, for the 12 month period following the termination of her employment for any reason, Ms. Lyons has agreed not to solicit or hire any of our associates. Ms. Lyons is also subject to standard non-disclosure of confidential information and non-disparagement restrictions.

Libby Wadle

Pursuant to the Letter Agreement between us and Ms. Wadle, dated November 28, 2011 (the “Wadle Agreement”), the payments and/or benefits we have agreed to pay or provide Ms. Wadle on a termination of her employment vary depending on the reason for such termination.

Pursuant to the Wadle Agreement, we may terminate Ms. Wadle’s employment with us upon her disability, which is generally defined in the Wadle Agreement as Ms. Wadle’s inability to perform her duties for a 90 day period as a result of her incapacity due to physical or mental illness or injury and failure to return to work within 30 days of receiving notice from the Company. In addition, we may terminate Ms. Wadle’s employment for cause or at any time without cause. For these purposes, “cause” is generally defined under the Wadle Agreement as Ms. Wadle’s (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of applicable laws, or having been found by any court or governmental authority or agency to have committed any such violation; (b) willful misconduct or gross negligence in connection with her performance of duties; (c) willful and material breach of the Wadle Agreement, including without limitation, her failure to perform her duties and responsibilities thereunder (provided that she be given written notice and has 30 days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission adverse to our reputation; (e) willful disclosure of any confidential information to persons not authorized to know such information; or (f) her violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, our Code of Ethics and Business Practices or any legal or regulatory obligations or requirements (provided that she has 30 days to cure to the extent such violation is reasonably susceptible to cure). Furthermore, if subsequent to the termination of Ms. Wadle’s employment it is determined that she could have been terminated for cause, Ms. Wadle’s employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Ms. Wadle.

Pursuant to the Wadle Agreement, Ms. Wadle may terminate her employment with us with good reason or at any time, upon at least two months’ advance notice, without good reason. For these purposes, “good reason” is generally defined under the Wadle Agreement as (a) any action by us that results in a material and continuing diminution of Ms. Wadle’s duties or responsibilities (including, without limitation, an adverse change in Ms. Wadle’s title or a change such that she no longer reports directly to the CEO), (b) a reduction by us of Ms. Wadle’s base salary or annual cash incentive award opportunity as in effect from time to time, or (iii) a relocation of more than 50 miles of her principal place of employment, in each case without Ms. Wadle’s written consent. Ms. Wadle’s employment will also terminate upon her death.

Pursuant to the Wadle Agreement, if Ms. Wadle’s employment with us is terminated (i) by us without cause (ii) by Ms. Wadle with good reason or (iii) by us as a result of non-renewal of the agreement, then Ms. Wadle will be entitled to, subject to her execution of a valid general release and waiver of any claims she may have against us and her continued compliance with the post-employment restrictive covenants to which she is subject, (a) continued payment of base salary and continued medical benefits (which may consist of our reimbursement of COBRA payments) for a period of 12 months following her termination date; (b) her annual bonus for the preceding year to the extent not yet paid; and (c) a lump sum in an amount equal to the pro-rated amount of any annual cash incentive award that she would have otherwise received, based on actual performance, for the fiscal year in which she was terminated. However, except in the event Ms. Wadle is terminated in the 24 months following a change in control, Ms. Wadle’s right to the continuation of her base salary and medical benefits for 12 months following the termination of her employment will cease, respectively, upon the date that she becomes employed by a new employer or otherwise begins providing services for another entity and the date she becomes eligible for coverage under another group health plan, provided that if the cash compensation she receives from her new employer or otherwise is less than her base salary in effect immediately prior to her termination date, she will be entitled to receive the difference between her base salary and her new amount of cash compensation during the remainder of the severance period. In addition, if Ms. Wadle’s employment with us is terminated for any reason, Ms. Wadle will also be entitled to any earned but unpaid salary.

Amounts payable to Ms. Wadle as a result of termination by us without cause or by Ms. Wadle with good reason, may be deferred and accumulated for six months, then paid in a lump-sum on the first day of the seventh month following termination, if required for compliance with the deferred compensation rules under Section 409A of the Code.

Pursuant to the Wadle Agreement, Ms. Wadle has agreed that, for the 12 month period following the termination of her employment (other than a termination by us without cause, by Ms. Wadle with good reason or as a result of our election not to renew the employment period), she will not engage in or perform services for any entity in the retail, mail order and Internet specialty apparel and accessories business within a 100 mile radius of any of our store locations or in the same area as we direct our mail order operations or solicit any of our customers or suppliers. In addition, for the 12 month period following the termination of her employment for any reason, Ms. Wadle has agreed not to solicit or hire any of our associates. Ms. Wadle is also subject to standard non-disclosure of confidential information restrictions.

Lynda Markoe

We have not entered into a written employment agreement with Ms. Markoe.  In the event of her termination of employment by the Company, it will be within the Company’s sole discretion whether to pay any severance benefits.  The Company may choose to pay Ms. Markoe severance taking into account her level and tenure with the Company, based on practices that may be in effect with respect to senior executives from time to time.  In that regard, if the Company had terminated Ms. Markoe’s employment at the end of fiscal 2015, it is likely that she would have received (a) continued payment of base salary for a period of up to 48 weeks (but ceasing if she became employed by or provided services to any other entity), (b) a COBRA subsidy during the severance period (terminating if she obtains other coverage), (c) 50% of her actual bonus, if any, for the 2015 fiscal year,  and (d) if so elected by Ms. Markoe, outplacement assistance.  The provision of such payments and benefits would be subject to the requirement that Ms. Markoe execute (and not revoke) a general release of claims in favor of the Company.

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

Pursuant to the Durkin Agreement, if Ms. Durkin’s employment with us is terminated by us without cause, then Ms. Durkin will be entitled to, subject to her execution of an irrevocable separation agreement and release, (a) a pro-rata portion of the cash incentive award, if any, to which she would have otherwise been entitled, based on actual performance, as of the date of termination, and (b) continued payment of base salary and continued medical benefits for a period of six months following her termination date.  However Ms. Durkin’s right to the continuation of her base salary and medical benefits for six months following the termination of her employment will cease upon the date that she becomes employed by another entity as an employee, consultant or otherwise.  In addition, if Ms. Durkin’s employment with us is terminated for any reason, Ms. Durkin will also be entitled to any unearned by unpaid base salary.

Amounts payable to Ms. Durkin as a result of termination by us without cause may be deferred and accumulated for six months, then paid in a lump-sum on the first day of the seventh month following termination, if required for compliance with the deferred compensation rules under Section 409A of the Code.

Pursuant to the Durkin Agreement, Ms. Durkin has agreed that, for the six month period following the termination of her employment for any reason, she will not engage in perform services for certain competitive entities in the retail, mail order and Internet and apparel and accessories business.  In addition, for the 12 month period following the termination of her employment for any reason, Ms. Durkin has agreed not to solicit or hire any of our associates.  Ms. Durkin is also subject to standard non-disclosure of confidential information restrictions and she has agreed that any claims or dispute arising out of her employment with the Company shall be subject to mandatory arbitration.

Equity Plan

None of the options to purchase shares of our common stock held by our Named Executive Officers and granted under our 2011 Equity Incentive Plan will vest solely because of a “change in control.” However, stock options and/or, except with respect to Mr. Nicholson, restricted shares granted to our Named Executive Officers under the plan may provide for the acceleration of the vesting schedule in the event of the termination by us of a Named Executive Officer’s employment without cause or the termination by the Named Executive Officer for good reason within two years following a change in control. Unvested shares of restricted stock held by Mr. Nicholson will fully vest upon a change in control.

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

If any of the events described above had occurred on January 29, 2016 and the Committee exercised its discretion to cash-out each outstanding and unvested equity award (including performance-based awards) held by the Named Executive Officers as of such date, then each Named Executive Officer would have received an amount equal to the amount disclosed with respect to such Named Executive Officer in “Equity-Based Incentive Compensation” row of the tables below. For purposes of this calculation, we have assumed that the value per share received in connection with such event would be equal to $0.00 per share for Class A common stock, which was the valuation of this class of stock on the last business day of our fiscal year 2015.

The following tables estimate the amounts that would be payable to our Named Executive Officers if their employment terminated on January 29, 2016 and a change in control occurred on such date.

Millard Drexler

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$2,600,000	(2)	—	—	$2,600,000	(2)
Equity-Based Incentive Compensation	—	$—	(3)	—	—	$—	(3)
Other Benefits/ Tax Gross-Ups	—	—		—	—	$—	(4)

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
(2)

Represents amount equal to (i) Mr. Drexler’s base salary ($200,000) and target cash incentive award ($1,200,000) (one half of such payment to be paid on the first business day that is six months and one day following the assumed termination date and the remaining one half of such payment to be paid in six equal monthly installments commencing on the first business day of the seventh calendar month following such date) and (ii) pro-rated lump sum payment of any annual cash incentive award he would have otherwise received for fiscal 2015 (assumes payout of target bonus of $1,200,000).

(3)

Represents an amount equal to the number of shares underlying all of Mr. Drexler’s unvested stock options as of January 29, 2016 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option. Because the exercise price of each stock option is above the assumed fair market value of $0.00 per share of common stock, no value would be attributable to Mr. Drexler’s unvested stock options.

(4)

Represents the estimated amount of the “gross-up” payment that Mr. Drexler would be entitled to receive in connection with any excise taxes imposed by Section 4999 of the Code as a result of a change in control (as defined by Section 280G of the Code). Since the Company was privately-owned as of January 29, 2016, no such gross-up payment would have been made.

Michael Nicholson

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non- Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Change in Control		Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$1,643,836	(2)	—	—		—	$1,643,836	(2)
Equity-Based Incentive Compensation	—	—	(3)	—	—	(5)	—	$—	(6)
Other Benefits/Tax Gross-Ups	—	$22,022	(4)	—	—		—	—

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

(2)

Represents amount equal to (i) continued payment of base salary ($800,000) for one year following termination and (ii) the annual cash incentive award earned for the fiscal year immediately prior to the fiscal year which includes the assumed termination date (which was $0 for fiscal 2014) to the extent not yet paid, (iii) an amount equal to Mr. Nicholson’s target annual cash incentive award ($800,000), (iv) the pro-rata annual cash incentive award for the fiscal year in which Mr. Nicholson’s termination of employment occurs (which would have been $43,836 for fiscal 2015).

(3)

Represents an amount equal to (a) the number of shares underlying Mr. Nicholson’s unvested time-based stock options as of January 29, 2016 that would have vested in the 12 months following the termination date, multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option and (b) the number of shares underlying Mr. Nicholson’s unvested time-based restricted stock as of January 29, 2016 that would have vested in the 12 months following the termination date and unvested performance-based restricted stock as of January 29, 2016, multiplied by the valuation of the applicable class of common stock as of that date.  Because the exercise price of each stock option is above the assumed fair market value of $0.00 per share of common stock, no value would be attributable to Mr. Nicholson’s unvested stock options.

(4)

Represents an amount equal to the Company’s total COBRA cost for Mr. Nicholson to continue coverage under the Company’s health insurance plan for one year assuming that Mr. Nicholson did not obtain other employment during that period.

(5)

Represents an amount equal to the number of shares underlying Mr. Nicholson’s unvested restricted stock as of January 29, 2016 multiplied by the valuation of the applicable class of common stock as of that date.

(6)

Represents an amount equal to the number of shares underlying all of (a) Mr. Nicholson’s unvested stock options as of January 29, 2016 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option and (b) Mr. Nicholson’s unvested restricted stock as of January 29, 2016 multiplied by the valuation of the applicable class of common stock as of that date.    Because the exercise price of each stock option is above the assumed fair market value of $0.00 per share of common stock, no value would be attributable to Mr. Nicholson’s unvested stock options.

Jenna Lyons

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non- Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$1,000,000	(2)	—	—	$1,000,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$—	(3)
Other Benefits/Tax Gross-Ups	—	$12,387	(4)	—	—	—

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

(2)

Represents amount equal to (i) continued payment of base salary ($1,000,000) for one year following termination assuming that Ms. Lyons does not obtain other paid employment during that period and (ii) a lump sum payment equal to the annual cash incentive award, if any, that she received for the fiscal year ended prior to the fiscal year which includes the assumed termination date (which was $0 for fiscal 2014).

(3)

Represents an amount equal to the number of shares underlying all of Ms. Lyons’ unvested stock options as of January 29, 2016 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option.  Because the exercise price of each stock option is above the assumed fair market value of $0.00 per share of common stock, no value would be attributable to Ms. Lyons’ unvested stock options.

(4)

Represents an amount equal to the Company’s total COBRA cost for Ms. Lyons to continue coverage under the Company’s health insurance plan for one year assuming that Ms. Lyons did not obtain other employment during that period.

Libby Wadle

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$1,500,000	(2)	—	—	$1,500,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$—	(3)
Other Benefits/Tax Gross-Ups	—	$22,022	(4)	—	—	—

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

(2)

Represents amount equal to (i) continued payment of base salary ($750,000) for one year following termination assuming that Ms. Wadle does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award that she would have otherwise received for fiscal 2015 (assumes payout of target bonus of $750,000).

(3)

Represents an amount equal to the number of shares underlying all of Ms. Wadle’s unvested stock options as of January 29, 2016 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option. Because the exercise price of each stock option is above the assumed fair market value of $0.00 per share of common stock, no value would be attributable to Ms. Wadle’s unvested stock options.

(4)

Represents an amount equal to the Company’s total COBRA cost for Ms. Wadle to continue coverage under the Company’s health insurance plan for one year assuming that Ms. Wadle did not obtain other employment during that period.

Lynda Markoe

	Qualified Termination by the Company (1)		Death/ Disability	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason
Cash Severance	$507,692	(2)	—	—
Equity-Based Incentive Compensation	—		—	$—	(3)
Other Benefits/Tax Gross-Ups	$6,353	(4)	—	—

(1)

The payment of severance of benefits is within the sole discretion of the Company and, if paid, would be subject to the Named Executive Officer’s execution of a valid general release of all claims against the Company.

(2)

The amount of severance benefits, if any, would be determined by the Company taking into account Ms. Markoe’s level and tenure with the Company, based on practices that may be in effect with respect to senior executives from time to time.  The stated amount represents an estimate of what would likely have been paid to Ms. Markoe had she terminated employment at the end of 2015 fiscal year, equal (i) continued payment of base salary ($550,000) for 48 weeks following termination of employment assuming that Ms. Markoe does not obtain other paid employment during that period and (ii) 50% of any annual cash incentive award she would have otherwise received for fiscal 2015 (assumes payout of target bonus of $0).

(3)

Represents an amount equal to the number of shares underlying all of Ms. Ms. Markoe’s unvested stock options as of January 29, 2016 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option. Because the exercise price of each stock option is above the assumed fair market value of $0.00 per share of common stock, no value would be attributable to Ms. Markoe’s unvested stock options.

(4)

Represents an amount equal to the Company’s total COBRA cost for Ms. Markoe to continue coverage under the Company’s health insurance plan for 48 weeks assuming that Ms. Markoe does not become eligible to participate in any other group health plan during that period.

Joan Durkin

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$284,750	(2)	—	—	$284,750	(2)
Equity-Based Incentive Compensation	—	—		—	—	$—	(3)
Other Benefits/ Tax Gross-Ups	—	$11,011	(4)	—	—	—

(1)

All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-solicitation and confidential information restrictions.

(2)

Represents amount equal to (i) continued payment of base salary ($335,000) for six months following termination assuming that Ms. Durkin does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award she would have otherwise received for fiscal 2015 (assumes payout of target bonus of $117,250).

(3)

Represents an amount equal to the number of shares underlying all of Ms. Durkin’s unvested stock options as of January 29, 2016 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option. Because the exercise price of each stock option is above the assumed fair market value of $0.00 per share of common stock, no value would be attributable to Ms. Durkin’s unvested stock options.

(4)

Represents an amount equal to the Company’s total COBRA cost for Ms. Durkin to continue coverage under the Company’s health insurance plan for six months assuming that Ms. Durkin did not obtain other employment during that period.

Director Compensation

The following table sets forth information regarding compensation for each of the Company’s non-management directors for fiscal 2015. Messrs. Coulter, Danhakl and Sokoloff and Ms. Wheeler are representatives of our Sponsors. As a result, these directors are not individually compensated by the Company.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
James Coulter	$—	$—	$—	$—	$—
John Danhakl	$—	$—	$—	$—	$—
Jonathan Sokoloff	$—	$—	$—	$—	$—
Stephen Squeri	$40,000	$—	$—	$—	$40,000
Carrie Wheeler	$—	$—	$—	$—	$—

(1)	Reflects an annual cash retainer for service as a member of the Board.
(2)

No stock awards or option awards were granted to our non-management directors during fiscal 2015. In fiscal 2016, the Compensation Committee granted to Mr. Squeri restricted stock awards with respect to 26,667 shares of Class A common stock and 13,333 shares of Class L common stock for his service as a member of the Board during fiscal 2015. As of January 29, 2016, Mr. Squeri held 58,000 shares of unvested Class A restricted stock, 3,494 shares of unvested Class L restricted stock and 32,000 outstanding stock options

Compensation of Directors for Fiscal 2015

Neither Mr. Drexler nor the representatives of our Sponsors receive individual compensation from us for serving on the Board.  Mr. Drexler received no additional compensation for his service as a director. The compensation received by Mr. Drexler for his service as our Chief Executive Officer during fiscal 2015 is included in the Summary Compensation Table included in this Form 10-K. In exchange for his services as a director in 2015, Mr. Squeri received an annual cash retainer of $40,000.  In fiscal 2016, the Compensation Committee granted to Mr. Squeri restricted stock awards with respect to 26,667 shares of Class A common stock and 13,333 shares of Class L common stock for his service as a member of the Board during fiscal 2015.

Each of our directors receives a discount on most merchandise in our stores and through our e-commerce business, which we believe is a common practice in the retail industry.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of the Board of the Company are Mr. Coulter, Mr. Sokoloff, Mr. Squeri and Ms. Wheeler. None of these committee members were officers or employees of the Company during fiscal year 2015, were formerly Company officers or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board or compensation committee and any member of the Board or compensation committee of another company.

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

The following table describes the beneficial ownership of Parent’s common stock, consisting of both Class A common stock and Class L common stock, as of March 17, 2016 by each person known to the Company to beneficially own more than five percent of Parent’s common stock, each director, each executive officer named in the “Summary Compensation Table,” and all directors and executive officers as a group. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of Class A common stock underlying options beneficially owned by that person that are exercisable within 60 days following March 17, 2016. The beneficial ownership percentages reflected in the table below are based on 91,121,995 shares of Parent’s Class L common stock and 836,598,253 shares of Parent’s Class A common stock outstanding as of March 17, 2016.

Name of Beneficial Owner	Amount and Nature of Beneficially Owned Class L	Percent of Class L	Amount and Nature of Beneficially Owned Class A	Percent of Class A
5% Shareholders
Affiliates of TPG	60,275,627(a)	66.15%	542,480,716(b)	64.84%
Affiliates of LGP	22,666,665(c)	24.88%	203,999,999(d)	24.38%

Directors and Executive Officers
James Coulter	60,275,627(a)	66.15%	542,480,716(b)	64.84%
Millard S. Drexler	7,370,977(e)	8.09%	90,420,719(f)	10.65%
John G. Danhakl	22,666,665(g)	24.88%	203,999,999(g)	24.38%
Jonathan D. Sokoloff	22,666,665(h)	24.88%	203,999,999(h)	24.38%
Stephen J. Squeri	47,386(i)	*	348,500(j)	*
Carrie Wheeler	— (k)	*	— (k)	*
Jenna Lyons	296,296	*	7,216,455(l)	*
Libby Wadle	148,148	*	3,453,877(m)	*
Lynda Markoe	74,074	*	1,841,638(n)	*
Joan Durkin	—	*	75,000 (o)	*
Michael Nicholson	—	*	4,000,000 (p)	*
All Executive Officers and Directors as a Group	90,879,173	99.73%	853,836,904	99.65%

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

(a)

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

(b)	Represents 542,480,716 shares of Class A common stock of Chinos Holdings, Inc. (the “TPG Class A Stock” and, together with the TPG Class L Stock, the “TPG Stock”) held by TPG Chinos.

(c)

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

(d)

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

(e)

Represents 2,424,282 shares of Class L common stock held by The Drexler Family Revocable Trust, 1,867,278 shares of Class L common stock held by The Drexler 2008 Family Trust f/b/o Alexander Fischman Drexler, 1,867,277 shares of Class L common stock held by The Drexler 2008 Family Trust f/b/o Katherine Elizabeth Fischman Drexler, and 1,212,140 shares of Class L common stock held by Millard S. Drexler.

(f)

Represents 29,845,841 shares of Class A common stock held by The Drexler Family Revocable Trust, 16,805,500 shares of Class A common stock held by The Drexler 2008 Family Trust f/b/o Alexander Fischman Drexler, 16,805,500 shares of Class A common stock held by The Drexler 2008 Family Trust f/b/o Katherine Elizabeth Fischman Drexler and 14,922,921 shares of Class A common stock held by Millard S. Drexler. Also includes 12,040,957 shares of Class A common stock that Mr. Drexler has the right to acquire within 60 days of March 17, 2016 upon the exercise of stock options at an exercise price of $0.25 per share.

(g)

Mr. Danhakl is a Managing Partner of LGP, and by virtue of this and the relationships described in Footnotes (c) and (d) above, may be deemed to share voting and dispositive power with respect to the 22,666,665 shares of Class L common stock and 203,999,999 shares of Class A common stock beneficially owned by the LGP Funds. Mr. Danhakl disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein. The business address of Mr. Danhakl is c/o Leonard Green & Partners, 11111 Santa Monica Boulevard Suite 2000, Los Angeles, CA 90025.

(h)

Mr. Sokoloff is a Managing Partner of LGP, and by virtue of this and the relationships described in Footnote (c) and (d) above, may be deemed to share voting and dispositive power with respect to the 22,666,665 shares of Class L common stock and 203,999,999 shares of Class A common stock beneficially owned by the LGP Funds. Mr. Sokoloff disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein. The business address of Mr. Sokoloff is c/o Leonard Green & Partners, 11111 Santa Monica Boulevard Suite 2000, Los Angeles, CA 90025.

(i)	Includes 43,892 shares of Class L common stock held by Mr. Squeri and 3,494 shares of Class L restricted common stock.
(j)

Includes 242,500 shares of Class A common stock held by Mr. Squeri, 58,000 shares of Class A restricted common stock and 48,000 shares of Class A common stock that Mr. Squeri has the right to acquire within 60 days of March 17, 2016 upon the exercise of stock options at an exercise price of $0.25 per share.

(k)

Ms. Wheeler is a TPG Partner. Ms. Wheeler does not have voting or dispositive power over and disclaims beneficial ownership of the TPG Stock. The business address of Ms. Wheeler is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(l)

Includes 1,777,777 shares of Class A common stock held by Ms. Lyons, 4,988,678 shares of Class A common stock that Ms. Lyons has the right to acquire within 60 days of March 17, 2016 upon the exercise of stock options at an exercise price of $0.25 per share and 450,000 shares of Class A common stock that Ms. Lyons has the right to acquire within 60 days of March 17, 2016 upon the exercise of options at an exercise price of $0.57 per share.

(m)

Includes 1,777,777 shares of Class A common stock held by Ms. Wadle and 1,376,100 shares of Class A common stock that Ms. Wadle has the right to acquire within 60 days of March 17, 2016 upon the exercise of stock options at an exercise price of $0.25 per share and 300,000 shares of Class A common stock that Ms. Wadle has the right to acquire within 60 days of March 17, 2016 upon the exercise of options at an exercise price of $0.57 per share.

(n)

Includes 888,888 shares of Class A common stock held by Ms. Markoe and 802,750 shares of Class A common stock that Ms. Markoe has the right to acquire within 60 days of March 17, 2016 upon the exercise of stock options at an exercise price of $0.25 per share and 150,000 shares of Class A common stock that Ms. Markoe has the right to acquire within 60 days of March 17, 2016 upon the exercise of options at an exercise price of $0.57 per share.

(o)	Includes 75,000 shares of Class A common stock that Ms. Durkin has the right to acquire within 60 days of March 17, 2016 upon the exercise of stock options at an exercise price of $0.57 per share.
(p)	Includes 4,000,000 shares of Class A restricted common stock held by Mr. Nicholson.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Stockholders Agreements

The Company has entered into each of a Principal Investors Stockholders’ Agreement and a Management Stockholders’ Agreement with the Sponsors, certain parent companies of the Company (including Parent), certain other stockholders of Parent party thereto and, with respect to the Management Stockholders’ Agreement, certain members of management party thereto including but not limited to Mss. Lyons, Durkin, Markoe and Wadle and Mr. Nicholson (collectively, the “Stockholders Agreements”). These agreements contain arrangements among the parties thereto with respect to the business and affairs of the Company and the ownership of securities of Parent, including with respect to election of the Company’s directors and the directors of its parent companies, restrictions on the issuance or transfer of interests in the Company and its parent entities and other corporate governance provisions (including the right to approve various corporate actions).

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

Private Aircraft

Mr. Drexler travels extensively for Company business, including for purposes of site visitations to the Company’s stores. For purposes of business efficiency, Mr. Drexler uses his private airplane. Mr. Drexler’s airplane is owned by an entity which he controls. We pay an established charter rate to a third-party commercial aircraft operator for business use of his airplane. Mr. Drexler also has a fractional interest in a helicopter and we reimburse him for business use of the helicopter at an established rate. The audit committee has reviewed the terms of these arrangements to ensure they are at, or below, market and in the best interests of the Company. During fiscal 2015, we paid $1,224,700 pursuant to these arrangements.

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

During fiscal years 2015, 2014 and 2013, KPMG LLP served as our independent registered public accounting firm and in that capacity rendered an unqualified opinion on our consolidated financial statements as of and for the three years ended January 30, 2016.

The following table sets forth the aggregate fees billed or expected to be billed to us by our independent registered public accounting firm in each of the last two fiscal years:

	Fiscal 2015	Fiscal 2014
Audit fees	$1,399,000	$1,470,500
Audit-related fees	—	—
Tax fees	110,000	114,000
Total fees	$1,509,000	$1,584,500

Audit Fees

These amounts represent fees billed or expected to be billed by KPMG LLP for professional services rendered for the audits of the Company’s annual financial statements for fiscal 2015 and fiscal 2014 and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

This amount represents fees billed by KPMG LLP for professional services rendered that were not included under “Audit Fees.”

Tax Fees

This amount represents fees billed or expected to be billed by KPMG LLP for professional services rendered in connection with sales and use tax compliance.

Auditor Independence

KPMG LLP, our independent registered public accounting firm, provides audit, tax and advisory services to various affiliates of TPG. KPMG informed our management and Audit Committee that it had provided certain services to an affiliated entity during 2014 and 2015 for total fees of $350,000 and financial information system implementation services to a portfolio company of a TPG affiliate during 2013 and 2014 for total fees of $143,000, both of which were determined to be impermissible under the independence rules of the SEC.  In addition, KPMG informed us it had a business relationship between a member firm of KPMG International Cooperative and a portfolio company of certain TPG affiliates during 2014 and 2015 for total fees of $91,000 that was also determined to be impermissible under the independence rules of the SEC.  None of the services and business relationships were provided to, paid for by, or involved J.Crew Group, Inc.

KPMG considered whether the matters noted above impacted its objectivity and ability to exercise impartial judgment with regard to its engagement as our auditors and has concluded that there has been no impairment of KPMG’s objectivity and ability to exercise impartial judgment. After taking into consideration the facts and circumstances of the above matters and KPMG’s determination, our Audit Committee also has concluded that KPMG’s objectivity and ability to exercise impartial judgment has not been impaired.

The Audit Committee has considered whether the provision of the services set forth in the table above is compatible with maintaining the auditor’s independence and has determined that the provision of such services has not adversely affected the auditor’s independence.

Policy on Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services

The audit committee has established policies and procedures regarding the pre-approval of audit and other services that our independent auditor may perform for us. Under the policy, the audit committee has pre-approved the engagement of our independent auditors to perform specific audit, audit related, tax and other non-audit services, subject to the fee limits established from time to time by the Audit Committee, as being consistent with auditor independence.  The provision of all other services, and all generally pre-approved services in excess of the applicable fee limits, by the independent registered public accounting firm must be specifically pre-approved by the Audit Committee on a case-by-case basis.  Management updates the Audit Committee at regularly scheduled meetings about the pre-approved services performed by the independent registered public accounting firm since the last Audit Committee meeting.  Requests to provide services that require separate approval by the Audit Committee  must be submitted to the Audit Committee by both the independent registered public accounting firm and the Chief Financial Officer and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s and the PCAOB’s rules on auditor independence.  The Audit Committee may delegate pre-approval authority to one of its members and has currently delegated such authority to the Audit

Committee’s Chair.  All pre-approved decisions made by the Chair must be reported to the full Audit Committee at its next scheduled meeting.

For fiscal 2015, the Audit Committee established fee limits on pre-approved services outside the scope of the pre-approved annual audit engagement of up to $150,000 in the aggregate for statutory audits or financial audits for subsidiaries of the Company; up to $20,000 for audits of the Company’s 401(k) Savings Plan; up to $110,000 for sales and use tax compliance; up to $50,000 in the aggregate for VAT compliance and indirect tax advice for certain foreign subsidiaries; and up to $250,000 for services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings and assistance in responding to SEC comment letters.

The audit committee is governed by a written charter, which is available free of charge on the investor relations section of our website at www.jcrew.com or upon written request to the Secretary of the Company, J.Crew Group, Inc., 770 Broadway, New York, New York 10003. The audit committee held 6 meetings in fiscal 2015.

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

J.CREW GROUP, INC.
Date: March 17, 2016	By:	/S/ MILLARD DREXLER
Millard Drexler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 10, 2016.

Signature	Title

/s/ Millard Drexler	Chairman of the Board,
Millard Drexler	Chief Executive Officer and a Director
(Principal Executive Officer)

/s/ Michael J. Nicholson	President, Chief Operating Officer and Chief Financial Officer
Michael J. Nicholson	(Principal Financial Officer)

/s/ JOAN DURKIN	Chief Accounting Officer
Joan Durkin	(Principal Accounting Officer)

*	Director
James Coulter

*	Director
John Danhakl

*	Director
Jonathan Sokoloff

*	Director
Stephen Squeri

*	Director
Carrie Wheeler

*By:	/s/ Michael J. Nicholson
Michael J. Nicholson
Attorney-in-Fact

J.Crew Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J.Crew Group, Inc.:

We have audited the accompanying consolidated balance sheets of J.Crew Group, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended January 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.Crew Group, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 17, 2016

J.CREW GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	January 30, 2016	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$87,812	$111,097
Merchandise inventories	372,410	367,851
Prepaid expenses and other current assets	65,605	60,734
Total current assets	525,827	539,682
Property and equipment, at cost	645,065	593,410
Less accumulated depreciation	(246,821)	(188,958)
Property and equipment, net	398,244	404,452
Deferred financing costs, net	19,109	22,883
Intangible assets, net	460,744	836,608
Goodwill	107,900	1,124,715
Other assets	4,453	3,993
Total assets	$1,516,277	$2,932,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$248,342	$244,367
Other current liabilities	157,765	155,697
Interest payable	5,279	5,408
Income taxes payable	7,086	3,192
Current portion of long-term debt	15,670	15,670
Total current liabilities	434,142	424,334
Long-term debt, net	1,518,218	1,532,769
Lease-related deferred credits, net	131,812	112,153
Deferred income taxes, net	148,819	304,487
Other liabilities	52,273	42,566
Total liabilities	2,285,264	2,416,309
Stockholders’ equity:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	979,333	1,014,930
Accumulated other comprehensive loss	(16,791)	(10,053)
Accumulated deficit	(1,731,529)	(488,853)
Total stockholders’ equity (deficit)	(768,987)	516,024
Total liabilities and stockholders’ equity	$1,516,277	$2,932,333

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	For the Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Revenues:
Net sales	$2,447,692	$2,540,449	$2,394,085
Other	58,135	39,246	34,172
Total revenues	2,505,827	2,579,695	2,428,257
Cost of goods sold, including buying and occupancy costs	1,610,256	1,608,777	1,422,143
Gross profit	895,571	970,918	1,006,114
Selling, general and administrative expenses	834,137	845,953	754,345
Impairment losses	1,381,642	709,985	1,874
Income (loss) from operations	(1,320,208)	(585,020)	249,895
Interest expense, net	69,801	74,352	104,221
Loss on refinancings	—	58,960	—
Income (loss) before income taxes	(1,390,009)	(718,332)	145,674
Provision (benefit) for income taxes	(147,333)	(60,559)	57,550
Net income (loss)	$(1,242,676)	$(657,773)	$88,124
Other comprehensive income (loss):
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	74	13,652	7,339
Unrealized loss on cash flow hedge, net of tax	(7,012)	(10,634)	(802)
Foreign currency translation adjustments	200	2,113	(1,532)
Comprehensive income (loss)	$(1,249,414)	$(652,642)	$93,129

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except shares)

			Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total stockholders’ equity (deficit)
	Common Stock
	Shares	Amount
Balance at February 2, 2013	1,000	$—	$1,003,184	$108,496	$(20,189)	$1,091,491
Net income	—	—	—	88,124	—	88,124
Share-based compensation	—	—	5,784	—	—	5,784
Excess tax benefit from share-based awards			728	—	—	728
Dividend and contribution to Parent			(712)	—	—	(712)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	7,339	7,339
Unrealized loss on cash flow hedges, net of tax of $513	—	—	—	—	(802)	(802)
Foreign currency translation adjustments	—	—	—	—	(1,532)	(1,532)
Balance at February 1, 2014	1,000	$—	$1,008,984	$196,620	$(15,184)	$1,190,420
Net loss	—	—	—	(657,773)	—	(657,773)
Share-based compensation	—	—	5,968	—	—	5,968
Excess tax benefit from share-based awards			8	—	—	8
Dividend and contribution to Parent	—	—	(30)	(27,700)	—	(27,730)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	13,652	13,652
Unrealized loss on cash flow hedges, net of tax of $6,799	—	—	—	—	(10,634)	(10,634)
Foreign currency translation adjustments	—	—	—	—	2,113	2,113
Balance at January 31, 2015	1,000	$—	$1,014,930	$(488,853)	$(10,053)	$516,024
Net loss	—	—	—	(1,242,676)	—	(1,242,676)
Share-based compensation	—	—	2,580	—	—	2,580
Dividend and contribution to Parent	—	—	(38,177)		—	(38,177)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	74	74
Unrealized loss on cash flow hedges, net of tax of $4,483	—	—	—	—	(7,012)	(7,012)
Foreign currency translation adjustments	—	—	—	—	200	200
Balance at January 30, 2016	1,000	$—	$979,333	$(1,731,529)	$(16,791)	$(768,987)

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,242,676)	$(657,773)	$88,124
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	1,381,642	709,985	1,874
Depreciation of property and equipment	103,966	93,458	77,520
Amortization of intangible assets	15,559	15,944	17,886
Amortization of deferred financing costs and debt discount	5,030	5,657	9,940
Share-based compensation	2,580	5,968	5,784
Foreign currency transaction losses	2,027	5,480	389
Realized hedging losses	119	—	12,131
Loss on refinancings	—	58,960	—
Excess tax benefits from share-based awards	—	(8)	(728)
Deferred income taxes	(151,232)	(75,015)	(5,234)
Changes in operating assets and liabilities:
Merchandise inventories	(5,351)	(15,071)	(88,935)
Prepaid expenses and other current assets	(4,265)	(4,585)	(5,280)
Other assets	(701)	(832)	(2,021)
Accounts payable and other liabilities	16,910	4,934	108,658
Federal and state income taxes	11,945	11,016	12,417
Net cash provided by operating activities	135,553	158,118	232,525
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(103,657)	(127,874)	(131,440)
Other investing activities	—	(4,817)	—
Net cash used in investing activities	(103,657)	(132,691)	(131,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan Facility, net of discount	—	1,559,165	—
Repayments of former term loan	—	(1,167,000)	—
Redemption of Senior Notes	—	(400,000)	—
Costs paid in connection with refinancings of debt	(137)	(22,182)	—
Dividend and contribution to Parent	(38,177)	(27,730)	(712)
Excess tax benefit from share-based awards	—	8	728
Principal repayments of Term Loan Facility	(15,670)	(11,753)	(12,000)
Net cash used in financing activities	(53,984)	(69,492)	(11,984)
Effects of changes in foreign exchange rates on cash and cash equivalents	(1,197)	(1,487)	(851)
Increase (decrease) in cash and cash equivalents	(23,285)	(45,552)	88,250
Beginning balance	111,097	156,649	68,399
Ending balance	$87,812	$111,097	$156,649
Supplemental cash flow information:
Income taxes paid	$1,328	$3,985	$53,427
Interest paid	$73,923	$92,973	$92,195

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

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

All significant intercompany balances and transactions within Group are eliminated in consolidation.

(b) Business

The Company designs, contracts for the manufacture of, markets and sells women’s, men’s and children’s apparel, shoes and accessories under the J.Crew and Madewell brand names. The Company’s products are marketed primarily in the United States, Canada, the United Kingdom, Hong Kong and France through its retail and factory stores, and its websites and catalogs.

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

(c) Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years 2015, 2014, and 2013, ended on January 30, 2016, January 31, 2015, and February 1, 2014, respectively, and each consisted of 52 weeks.

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

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

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

Amounts billed to customers for shipping and handling fees are recorded in other revenues. Other revenues also include (i) income from unredeemed gift cards, estimated based on Company specific historical trends, which amounted to $4,539 in fiscal 2015, $4,101 in fiscal 2014, and $3,663 in fiscal 2013, and (ii) revenues from third party resellers, which amounted to $24,088 in fiscal 2015, $9,012 in fiscal 2014, and $8,565 in fiscal 2013.

(f) Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or market. The Company capitalizes certain design, purchasing and warehousing costs in inventory and these costs are included in cost of goods sold as the inventories are sold.

(g) Advertising and Catalog Costs

Direct response advertising, which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. Amortization of capitalized advertising costs is computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which is approximately two months. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 30, 2016 and January 31, 2015 were $6,452 and $8,566, respectively. Catalog costs, which are reflected in selling, general and administrative expenses, were $48,533 in fiscal 2015, $47,372 in fiscal 2014, and $51,607 in fiscal 2013.

All other advertising costs, which are expensed as incurred, were $71,095 in fiscal 2015, $63,278 in fiscal 2014, and $51,545 in fiscal 2013.

(h) Lease-Related Deferred Credits

Rental payments under operating leases are charged to expense on a straight-line basis after consideration of rent holidays, step rent provisions and escalation clauses. Differences between rental expense (recognized from the date of possession) and actual rental payments are recorded as deferred rent and included in deferred credits.

The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $83,347 and $67,485 at January 30, 2016 and January 31, 2015, respectively.

Additionally, in connection with the Acquisition, the Company recorded liabilities for unfavorable lease commitments, which are amortized on a straight-line basis over the remaining lease life, which aggregated to $7,478 and $13,264 at January 30, 2016 and January 31, 2015, respectively.

(k) Share-Based Compensation

The fair value of time-based employee awards is recognized as compensation expense on a straight line basis over the requisite service period of the award. The fair value of the options exercisable when certain owners of the Parent receive a specified level of cash proceeds from the sale of their initial investment will not be recognized until such event is deemed probable. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividend yield. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. See note 4 for more information regarding share-based awards.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

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

(k) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. Charges for impairment of long-lived assets were $4,522 in fiscal 2015, $2,785 in fiscal 2014, and $1,874 in fiscal 2013. See notes 3 and 9 for more information regarding impairment of long-lived assets.

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

(m) Segment Information

The Company has two operating segments, J.Crew and Madewell, which are aggregated into one reportable segment. The Company’s identifiable assets are located primarily in the United States. Export sales are not material.

(n) Cash and Cash Equivalents

The Company considers all highly liquid marketable securities, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $50,103 and $83,401 at January 30, 2016 and January 31, 2015, respectively, are stated at cost, which approximates market value.

(o) Operating Expenses

Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations, and all shipping and handling and delivery costs.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(Dollars in thousands, unless otherwise indicated)

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, administrative payroll, store expenses other than occupancy costs, depreciation and amortization, certain warehousing expenses (aggregating to $44,164 in fiscal 2015, $43,442 in fiscal 2014 and $36,149 in fiscal 2013) and credit card fees.

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

The Company recorded impairment losses of $1,382 million and $710 million in fiscal 2015 and fiscal 2014, respectively. See note 3 for more information regarding impairment of goodwill and intangible assets.

(s) Dividends

Dividends are recorded at the declaration date as a reduction of retained earnings included in stockholders’ equity. If the amount of the dividend exceeds retained earnings, the dividend is recorded as a reduction of additional paid-in capital.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(Dollars in thousands, unless otherwise indicated)

(t) Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars.  Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while revenue and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive loss within stockholders’ equity. As of January 30, 2016 and January 31, 2015, foreign currency translation adjustments resulted in accumulated gains of $200 and $2,113, respectively. Foreign currency transaction losses included in operating results were $2.0 million in fiscal 2015, $5.5 million in fiscal 2014 and $0.4 in fiscal 2013.

(u) Derivative Financial Instruments

The Company enters into interest rate swap and cap agreements to manage a portion of its interest rate risk related to floating rate indebtedness. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these instruments are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

(v) Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation. Specifically, the Company adopted an accounting standard which requires that deferred income taxes are presented as non-current assets and liabilities. The adoption of this accounting standard resulted in the reclassification of $19,280 from current assets to long-term liabilities on the Company’s consolidated balance sheet at January 31, 2015.

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for on-going consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $10.3 million in fiscal 2015, $10.4 million in fiscal 2014, and $9.9 million in fiscal 2013 for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive income (loss).

3. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at February 1, 2014	$10,833	$26,560	$70,042	$—	$885,300
Additions	—	—	—	4,817	—
Amortization expense	(5,200)	(6,551)	(4,100)	(93)	—
Impairment losses	—	—	—	—	(145,000)
Balance at January 31, 2015	5,633	20,009	65,942	4,724	740,300
Amortization expense	(5,200)	(5,801)	(4,100)	(458)	—
Impairment losses	—	—	—	—	(360,305)
Balance at January 30, 2016	$433	$14,208	$61,842	$4,266	$379,995
Total accumulated amortization or impairment losses at January 30, 2016	$(26,577)	$(46,802)	$(20,158)	$(551)	$(505,305)

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(Dollars in thousands, unless otherwise indicated)

Estimated amortization expense of intangible assets for the next five fiscal years is as follows: $11 million in fiscal 2016, $9 million in fiscal 2017, $8 million in fiscal 2018, $5 million in fiscal 2019, and $5 million in fiscal 2020.

A summary of goodwill is as follows:

Goodwill
Balance at February 1, 2014	$1,686,915
Impairment losses	(562,200)
Balance at January 31, 2015	1,124,715
Impairment losses	(1,016,815)
Balance at January 30, 2016	$107,900

During fiscal 2015, the Company experienced a reduction in the profitability of its J.Crew reporting unit. As a result of current and expected future operating results, the Company concluded that the carrying value of the J.Crew reporting unit exceeded its fair value. Therefore, the Company recorded non-cash impairment charges of (i) $1,017 million related to goodwill and (ii) $360 million related to the intangible asset for the J.Crew trade name.

After recording the impairment charges, the carrying value of goodwill is $108 million, which entirely relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit. The carrying value of the intangible asset for the J.Crew trade name is $380.0 million at January 30, 2016. If operating results continue to decline below the Company’s expectations, additional impairment charges may be recorded in the future.

A summary of the aggregate impairment losses is as follows:

	For the Year Ended January 30, 2016	For the Year Ended January 31, 2015	For the Year Ended February 1, 2014
Goodwill allocated to the J.Crew reporting unit	$1,016,815	$562,200	$—
Intangible asset related to the J.Crew trade name	360,305	145,000	—
Long-lived assets (see note 9)	4,522	2,785	1,874
Impairment losses	$1,381,642	$709,985	$1,874

4. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

On March 4, 2011, the Parent adopted the Chinos Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which authorizes equity awards to be granted for up to 91,740,627 shares of the common stock of the Parent. The types of equity awards issued from the 2011 Plan include: (i) stock options that become exercisable over the requisite service period, (ii) stock options that only become exercisable when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment, (iii) restricted stock that vests over the requisite service period, and (iv) restricted stock that vests when certain performance conditions are met.

A summary of the shares available for grant as equity awards under the 2011 Plan is as follows:

Shares
Available for grant at January 31, 2015	13,623,070
Granted	(8,295,000)
Forfeited and available for reissuance	9,897,000
Available for grant at January 30, 2016	15,225,070

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(Dollars in thousands, unless otherwise indicated)

Stock Options

In fiscal 2015, the Company granted 4,295,000 stock option awards. The fair value of stock options was estimated at the date of grant using an option pricing model with the following weighted average assumptions:

Option Valuation Assumptions	Fiscal 2015	Fiscal 2014	Fiscal 2013
Risk-free interest rates(1)	1.8%	1.8%	1.5%
Dividend yield	—	—	—
Expected volatility(2)	49.7%	53.2%	44.0%
Expected term(3)	6.5	6.5	6.6

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	Based on average volatility of stock prices of companies in a peer group analysis.
(3)	Represents the period of time (in years) options are expected to be outstanding.

The weighted-average grant-date fair value of options granted was $0.01, $0.37, and $0.49 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

As of January 30, 2016, there was $2.4 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until that event is probable.

A summary of stock option activity under the 2011 Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 31, 2015	64,383,462	$0.32
Granted	4,295,000	$0.14
Exercised	—	$—
Forfeited	(9,897,000)	$0.34
Outstanding at January 30, 2016	58,781,462	$0.31	6.1	$—
Exercisable at January 30, 2016	22,561,237	$0.28	5.5	$—
Expected to vest at January 30, 2016	33,963,395	$0.30	6.2	$—

A summary of stock option vesting activity under the 2011 Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 31, 2015	50,115,174	$0.46
Granted	4,295,000	$0.01
Vested	(10,895,249)	$0.47
Forfeited	(7,294,700)	$0.46
Unvested at January 30, 2016	36,220,225	$0.30

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(Dollars in thousands, unless otherwise indicated)

A summary of stock option activity for awards rolled over by management during the Acquisition is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 31, 2015	2,374,108	$0.25
Exercised	—	$—
Forfeited	(193,777)	$0.25
Outstanding at January 30, 2016	2,180,331	$0.25	5.1	$—
Exercisable at January 30, 2016	2,180,331	$0.25	5.1	$—

The aggregate intrinsic value of options exercised during fiscal 2015, fiscal 2014 and fiscal 2013 was $0, $261 and $11,505. The total fair value of stock options vested during fiscal 2015, fiscal 2014 and fiscal 2013 was $1,031, $5,848 and $9,915.

Restricted Stock

In fiscal 2015, the Company issued 4,000,000 shares of restricted stock, of which 2,500,000 shares vest over the requisite service period of five years and 1,500,000 shares vest when certain performance conditions are met. The fair value of the restricted stock grant was zero.

As of January 30, 2016, there was $29 of unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over the remaining weighted-average vesting period of 0.7 years. The total intrinsic value of restricted shares vested during fiscal 2015 was $1.

A summary of restricted stock activity under the 2011 Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2015	141,363	$0.92
Granted	4,000,000	$0.00
Vested	(79,869)	$1.09
Forfeited	—	$—
Outstanding at January 30, 2016	4,061,494	$0.01

5. Property and Equipment

A summary of property and equipment, net is as follows:

	January 30, 2016	January 31, 2015
Land	$3,784	$3,784
Buildings and improvements	29,328	29,118
Fixtures and equipment	274,721	257,323
Leasehold improvements	309,285	275,541
Asset retirement obligations	183	83
Construction in progress	27,764	27,561
	645,065	593,410
Less accumulated depreciation and amortization	(246,821)	(188,958)
	$398,244	$404,452

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(Dollars in thousands, unless otherwise indicated)

6. Other Current Liabilities

A summary of other current liabilities is as follows:

	January 30, 2016	January 31, 2015
Customer liabilities	$43,586	$40,885
Reserve for sales returns	10,731	12,158
Accrued compensation	10,324	8,827
Deferred revenue	7,205	8,566
Taxes, other than income taxes	5,230	6,593
Accrued occupancy	2,683	3,398
Other, primarily accrued operating expenses	78,006	75,270
	$157,765	$155,697

7. Long-term Debt and Credit Agreements

A summary of long-term debt is as follows:

	January 30, 2016	January 31, 2015
Term Loan Facility	$1,539,578	$1,555,248
Less: current portion	(15,670)	(15,670)
Less: discount	(5,690)	(6,809)
Long-term debt, net	$1,518,218	$1,532,769
Borrowings under the ABL Facility	$—	$—

ABL Facility

The Company has an ABL Facility, which is governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides for a $350 million senior secured asset-based revolving line of credit (which may be increased by up to $25 million in certain circumstances), subject to a borrowing base limitation. The ABL Facility includes borrowing capacity in the form of letters of credit up to $300 million, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. On December 17, 2015, the ABL Facility was amended to increase the revolving credit commitments from $300 million to $350 million. Any amounts outstanding under the ABL Facility are due and payable in full on December 10, 2019.

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(Dollars in thousands, unless otherwise indicated)

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

On January 30, 2016, standby letters of credit were $18.7 million, excess availability, as defined, was $331.3 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $17.5 million and $1.7 million in fiscal 2015 and fiscal 2014, respectively.

Demand Letter of Credit Facilities

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On January 30, 2016, outstanding documentary letters of credit were $12.4 million and aggregate availability under these facilities was $57.6 million.

Term Loan Facility

On March 5, 2014, the Company refinanced its Term Loan Facility, the proceeds of which were used to (i) refinance amounts outstanding under the former term loan facility of $1,167 million and (ii) together with cash on hand, redeem in full $400 million of 8.125% senior notes due 2019 (the “Senior Notes”), and to pay fees, call premiums and accrued interest to the date of redemption, pursuant to the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is March 5, 2021.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

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

The interest rate on the $1,540 million outstanding under the Term Loan Facility was 4.00% on January 30, 2016. The applicable margin in effect for base rate borrowings was 2.00% and the LIBOR Floor and applicable margin with respect to LIBOR borrowings were 1.00% and 3.00%, respectively, at January 30, 2016.

The Company has been in compliance with its covenants under the terms of the agreement.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(Dollars in thousands, unless otherwise indicated)

Interest Expense

A summary of the components of interest expense is as follows:

	For the Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Term Loan Facility (refinanced on March 5, 2014)	$62,660	$61,877	$48,764
Amortization of deferred financing costs and debt discount	5,030	5,657	9,940
Realized hedging losses	218	770	12,131
Senior Notes (redeemed on March 5, 2014)	—	5,314	32,500
Other, net of interest income of $180, $324, and $256	1,893	734	886
Interest expense, net	$69,801	$74,352	$104,221

Loss on Refinancings

A summary of the components of the loss on refinancings, in fiscal 2014, is as follows:

Fiscal 2014
Prior unrealized losses on cash flow hedges (see note 8)	$22,380
Call premium on Senior Notes (redeemed on March 5, 2014)	16,252
Write-off of deferred financing costs	15,797
Other financing costs	4,531
Loss on refinancings	$58,960

8. Derivative Financial Instruments

August 2014 Interest Rate Caps and Swaps

In August 2014, the Company entered into interest rate cap and swap agreements, which together with the existing interest rate swaps, limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness. The interest rate cap agreements cover notional amounts of $400 million and cap LIBOR at 2.00% from March 2015 to March 2016. The interest rate swap agreements cover a notional amount of $800 million from March 2016 to March 2019 and carry a fixed rate of 2.56% plus the applicable margin.

The Company designated the interest rate cap and swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

April 2011 Interest Rate Swaps

In April 2011, the Company entered into floating-to-fixed interest rate swap agreements effective in March 2013 for an aggregate notional amount of $600 million, which reduces by $100 million annually for the term of its agreements. As of January 30, 2016, the Company has interest rate swaps covering a notional amount of $400 million. These instruments limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness through the expiration of the agreements in March 2016. Under the terms of these agreements, the Company’s effective fixed interest rate on the notional amount of indebtedness is 3.56% plus the applicable margin.

Fair Value

As of January 30, 2016 and January 31, 2015, the Company designated the August 2014 interest rate cap and swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(Dollars in thousands, unless otherwise indicated)

liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on this instrument are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

On March 5, 2014, the Company refinanced its Term Loan Facility, which resulted in the discontinuance of the designation of the 2011 Interest Rate Swaps as a cash flow hedge. Prior unrealized losses of $22 million, recorded as a component of accumulated other comprehensive income, were reclassified to earnings in the first quarter of fiscal 2014 as a component of loss on refinancing. Subsequent unrealized gains and losses were recorded as interest expense.

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded assets (liabilities) included in the consolidated balance sheet is as follows:

	January 30, 2016	January 31, 2015
Interest rate caps (included in other assets)	$—	$12
Interest rate swaps (included in other liabilities)	$(31,110)	$(29,455)

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

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $1,051 million and $1,411 million at January 30, 2016 and January 31, 2015 based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain long-lived assets, have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of January 30, 2016 or January 31, 2015 that are measured on a recurring basis in the financial statements at fair value.

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(Dollars in thousands, unless otherwise indicated)

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

A summary of the impairment losses of certain long-lived assets on the consolidated financial statements is as follows:

	For the Year Ended January 30, 2016	For the Year Ended January 31, 2015	For the Year Ended February 1, 2014

Carrying value of long-term assets written down to fair value	$1,349	$—	$—
Impairment charge	$4,522	$2,785	$1,874

10. Commitments and Contingencies

Operating Leases

As of January 30, 2016, the Company was obligated under various long-term operating leases, which require minimum annual rent for retail and factory stores, warehouses, office space and equipment.

These operating leases expire on varying dates through 2028. A summary of aggregate minimum rent at January 30, 2016 is as follows:

Fiscal year	Amount
2016	$183,486
2017	$176,654
2018	$160,039
2019	$138,437
2020	$123,408
Thereafter	$340,945

Certain of these leases include renewal options and escalation clauses and provide for contingent rent based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

Rent expense was $185,866 in fiscal 2015, $174,411 in fiscal 2014, and $157,941 in fiscal 2013 (including contingent rent, based on store sales, of $4,510, $5,193, and $5,714, respectively).

Employment Agreements

The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(Dollars in thousands, unless otherwise indicated)

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary conduct of its business. Management does not expect that the results of any of these other legal proceedings, either individually or in the aggregate, would have a significant impact on the Company’s consolidated financial statements.

11. Employee Benefit Plan

The Company has a 401(K) Savings Plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible associates may contribute up to 25% of their annual base salaries subject to certain limitations. The Company’s contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the 401(K) Savings Plan were $5,720 in fiscal 2015, $5,714 in fiscal 2014, and $4,598 in fiscal 2013.

12. Other Revenues

A summary of the components of other revenues is as follows:

	For the Year Ended January 30, 2016	For the Year Ended January 31, 2015	For the Year Ended February 1, 2014

Shipping and handling fees	$29,508	$26,133	$21,944
Revenues from third party resellers	24,088	9,012	8,565
Other	4,539	4,101	3,663
Total	$58,135	$39,246	$34,172

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

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

A summary of the components of the provision (benefit) for income taxes is as follows:

(Dollars in millions)	For the Year Ended January 30, 2016	For the Year Ended January 31, 2015	For the Year Ended February 1, 2014
Current:
Federal	$(1.2)	$9.9	$51.7
State and local	5.1	4.5	11.2
Foreign	—	0.1	—
	3.9	14.5	62.9
Deferred:
Federal	(127.4)	(63.6)	(4.4)
State and local	(23.8)	(11.4)	(1.1)
Foreign	—	—	0.2
	(151.2)	(75.0)	(5.3)
Total income taxes (benefit) recorded on the consolidated statement of operations	(147.3)	(60.5)	57.6

Income taxes charged (credited) to shareholders’ equity:
Excess tax benefits arising from stock option exercises	—	—	(0.7)
Deferred income taxes (benefit) arising from the change in derivative liability credited to OCI	(4.4)	1.9	4.6
Total income taxes	$(151.7)	$(58.6)	$61.5

A reconciliation between the effective tax and the U.S. federal statutory income tax rate is as follows:

	For the Year Ended January 30, 2016	For the Year Ended January 31, 2015	For the Year Ended February 1, 2014
Federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.9	0.6	4.6
Foreign rate differential	0.6	0.5	1.7
Goodwill impairment	(25.6)	(27.4)	—
Foreign valuation allowances	(0.4)	(0.6)	0.4
Uncertain tax positions	(0.3)	(0.3)	0.6
Other	0.4	0.6	(2.9)
Effective tax rate	10.6%	8.4%	39.4%

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(Dollars in thousands, unless otherwise indicated)

A summary of the tax effect of temporary differences which give rise to deferred tax assets and liabilities is as follows:

(Dollars in millions)	January 30, 2016	January 31, 2015
Deferred tax assets:
Customer liabilities	$12.4	$11.3
Rent	40.1	29.8
Financial instruments	12.7	12.5
Sales returns	4.1	4.7
Share-based payments	10.9	9.9
State net operating losses	1.2	1.4
Foreign net operating losses	8.9	5.0
State taxes and interest	5.1	3.5
Transaction costs	8.2	9.0
Other	13.6	8.8
	117.2	95.9
Less: Valuation allowance	(12.1)	(7.6)
Deferred tax assets, net of valuation allowance	105.1	88.3

Deferred tax liabilities:
Intangible assets	(172.6)	(316.7)
Difference in book and tax basis for property and equipment	(65.5)	(60.4)
Prepaid catalog and other prepaid expenses	(15.8)	(15.7)
Deferred tax liabilities	(253.9)	(392.8)

Net deferred income tax liability	$(148.8)	$(304.5)

The Company believes it is more likely than not that forecasted income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the net deferred tax assets of $105.1 million as of January 30, 2016. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, a valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined unrealizable, any valuation allowance would be reversed into income in the period such determination is made. In addition, the calculation of current and deferred taxes involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectation could have a material impact on our results of operations and financial position.

It is the Company’s intention to permanently reinvest undistributed earnings and profits from the Company’s foreign operations that have been generated through January 30, 2016. Future plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. Cumulative undistributed earnings of international subsidiaries were $46.4 million at January 30, 2016. No deferred federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the Company’s international operations. Cash held by the Company’s foreign subsidiaries is $22.7 million, valued in U.S. dollars, at January 30, 2016.

As of January 30, 2016, the Company has $21.1 million in liabilities associated with uncertain tax positions (including interest and penalties of $2.0 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $17.6 million. While the Company expects the amount of unrecognized tax benefits to change in the next 12 months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(Dollars in thousands, unless otherwise indicated)

A roll-forward of unrecognized tax benefits is as follows:

(Dollars in millions)	For the Year Ended January 30, 2016	For the Year Ended January 31, 2015
Balance at beginning of period	$18.1	$13.0
Additions for tax positions taken during current year	6.1	6.2
Additions for tax positions taken during prior years	1.0	0.1
Reductions for tax positions taken during prior years	(0.7)	(0.4)
Settlements	—	—
Expirations of statutes of limitations	(1.1)	(0.8)
Balance at end of period	$23.4	$18.1

The federal income tax returns for the periods ended January 2012 and January 2013 are currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns for certain tax years ranging from 2009 to 2013. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

As of January 30, 2016, the Company has state and local net operating loss carryovers, net of unrecognized tax benefits, of approximately $25.4 million. These carryovers are available to offset future taxable income for state and local tax purposes and expire primarily in May 2028.

14. Workforce Reduction

On June 10, 2015, the Company eliminated approximately 175 open and filled full time positions, as part of a cost reduction program. As a result, the Company incurred a pre-tax charge of $4.5 million for severance and related costs, included in selling, general and administrative expenses. At January 30, 2016, accrued and unpaid severance and related costs were $0.8 million.

15. Related Party Transactions

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(Dollars in thousands, unless otherwise indicated)

The PIK Notes are: (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuer’s subsidiaries, and (iii) not guaranteed by any of the Issuer’s subsidiaries, including Group, and therefore are not recorded in the financial statements of the Company.  The PIK Notes provide for redemption at certain prices, including with respect to a change in control or equity offering.  In fiscal 2015, the Company paid dividends of $38 million in the aggregate to the Issuer to fund the semi-annual interest payments due May 1, 2015 and November 1, 2015.

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

16. Quarterly Financial Information (Unaudited)

A summary of quarterly financial results for fiscal 2015 and fiscal 2014 is as follows:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2015
Total revenues	$581,804	$593,649	$619,415	$710,959
Gross profit	216,523	203,385	239,216	236,447
Net loss(1)	$(462,411)	$(13,568)	$(759,663)	$(7,034)
Fiscal 2014
Total revenues	$591,969	$627,229	$655,157	$705,340
Gross profit	228,251	235,836	263,311	243,520
Net income (loss)(2)	$(30,118)	$10,785	$(607,849)	$(30,591)
(1)	Includes the impact of the non-cash impairment losses recorded in the first and third quarters of fiscal 2015.
(2)	Includes the impact of the loss on refinancings recorded in the first quarter and non-cash impairment losses recorded in the third and fourth quarters of fiscal 2014.

17. Recent Accounting Pronouncements

In November 2015, a pronouncement was issued that requires entities to present all deferred tax assets and liabilities as noncurrent on the balance sheet. The Company adopted this pronouncement on January 30, 2016. The adoption of this guidance required changes in presentation only and therefore did not have a significant impact on the Company’s consolidated financial statements. The adoption resulted in the reclassification of $19,280 from current assets to long-term liabilities on the Company’s consolidated balance sheet at January 31, 2015.

In May 2014, a pronouncement was issued that clarified the principles of revenue recognition, which standardizes a comprehensive model for recognizing revenue arising from contracts with customers. The pronouncement is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

In April 2015, a pronouncement was issued that requires certain debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a reduction of the carrying amount of that debt liability. The pronouncement is effective for fiscal years beginning after December 15, 2015. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(Dollars in thousands, unless otherwise indicated)

In July 2015, a pronouncement was issued that more closely aligns the measurement of inventory in U.S. GAAP with International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value. The pronouncement is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

In February 2016, a pronouncement was issued that requires lessees to recognize assets and liabilities on the balance sheet for leases with accounting lease terms of more than 12 months. The pronouncement is effective for fiscal years beginning after December 15, 2018. While he Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements, the adoption is expected to have a significant impact on its consolidated statement of operations and consolidated balance sheet.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Cost and Expenses(a)	Charged to other Accounts	Deductions(a)	Ending Balance
	(in thousands)
Inventory reserve
(deducted from merchandise inventories)
Year ended January 30, 2016	$7,871	$451	$—	$—	$8,322
Year ended January 31, 2015	7,850	21	—	—	7,871
Year ended February 1, 2014	7,308	542	—	—	7,850
Allowance for sales returns
(included in other current liabilities)
Year ended January 30, 2016	$12,158	$—	$—	$1,427	$10,731
Year ended January 31, 2015	12,464	—	—	306	12,158
Year ended February 1, 2014	9,110	3,354	—	—	12,464

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

10.13

Fourth Amendment to Credit Agreement (Incremental Amendment), dated as of December 17, 2015, by and among J.Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto.  Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 18, 2015.

10.14

Trademark License Agreement by and among J.Crew Group, Inc., Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.15

Employment Agreement by and among J.Crew Group, Inc., Chinos Holdings, Inc. and Millard S. Drexler dated as of March 7, 2011. Incorporated by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2011.

10.16	Amended and Restated Employment Agreement, dated September 10, 2008, between the Company and James Scully. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 11, 2008.

10.17	Amended and Restated Employment Agreement, dated July 15, 2010, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on September 3, 2010.

10.18	Special Bonus Agreement, dated April 15, 2013, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 16, 2013.

10.19	Letter Agreement, dated November 28, 2011, between J.Crew Group, Inc. and Libby Wadle. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 29, 2011.

10.20	Letter Agreement, dated December 3, 2015, between J.Crew Group, Inc. and Michael J. Nicholson. †

10.21

Non-Disclosure, Non-Solicitation and Non-Competition and Dispute Resolution Agreement, dated January 22, 2013, between the Company and Joan Durkin. Incorporated by reference to Exhibit 10.20 to the Form 10-K filed on March 17, 2015.

10.22	Long Term Incentive Bonus Agreement, dated June 9, 2014, between J.Crew Group, Inc. and Lynda Markoe. Incorporated by reference to Exhibit 10.21 to the Form 10-K filed on March 17, 2015.

10.23	Long Term Incentive Bonus Agreement, dated May 11, 2015, between J.Crew Group, Inc. and Joan Durkin. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on June 4, 2015.

10.24

Management Services Agreement, entered into as of March 7, 2011, between Chinos Acquisition Corporation, Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Holdings, Inc., TPG Capital, L.P., and Leonard Green and Partners, L.P. Incorporated by reference to Exhibit 10.14 to the Form S-4 filed on June 22, 2011.

10.25

Principal Investors Stockholders’ Agreement, dated as of March 7, 2011, by and among Chinos Holdings, Inc., Chinos Acquisition Corporation, Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc. and the stockholder parties thereto. Incorporated by reference to Exhibit 10.15 to the Form S-4 filed on June 22, 2011.

10.26

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at January 30, 2016 and January 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended January 30, 2016, January 31, 2015 and February 1, 2014, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended January 30, 2016, January 31, 2015 and February 1, 2014, (iv) the Consolidated Statements of Cash Flows for the years ended January 30, 2016, January 31, 2015 and February 1, 2014, and (v) the Notes to the Consolidated Financial Statements.†

†	Filed herewith.
*	Furnished herewith