Form 10-Q
period 2016-04-30
J CREW GROUP INC
filed 2016-05-25
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 20, 2016
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	April 30, 2016	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$54,690	$87,812
Merchandise inventories	391,360	372,410
Prepaid expenses and other current assets	69,436	65,605
Total current assets	515,486	525,827
Property and equipment, net	387,836	398,244
Intangible assets, net	457,720	460,744
Goodwill	107,900	107,900
Other assets	8,329	7,261
Total assets	$1,477,271	$1,499,976
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$236,230	$248,342
Other current liabilities	156,943	157,765
Interest payable	5,293	5,279
Income taxes payable	9,967	7,086
Current portion of long-term debt	15,670	15,670
Total current liabilities	424,103	434,142
Long-term debt, net	1,499,080	1,501,917
Lease-related deferred credits, net	135,086	131,812
Deferred income taxes, net	142,610	148,819
Other liabilities	53,068	52,273
Total liabilities	2,253,947	2,268,963
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	979,691	979,333
Accumulated other comprehensive loss	(16,797)	(16,791)
Accumulated deficit	(1,739,570)	(1,731,529)
Total stockholders’ deficit	(776,676)	(768,987)
Total liabilities and stockholders’ deficit	$1,477,271	$1,499,976

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	Thirteen Weeks Ended April 30, 2016	Thirteen Weeks Ended May 2, 2015
Revenues:
Net sales	$553,219	$570,583
Other	14,280	11,221
Total revenues	567,499	581,804
Cost of goods sold, including buying and occupancy costs	362,545	365,281
Gross profit	204,954	216,523
Selling, general and administrative expenses	192,235	203,753
Impairment losses	5,396	533,362
Income (loss) from operations	7,323	(520,592)
Interest expense, net of interest income	18,215	17,309
Loss before income taxes	(10,892)	(537,901)
Benefit for income taxes	(2,851)	(75,490)
Net loss	$(8,041)	$(462,411)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	605	12
Unrealized gains (losses) on cash flow hedges, net of tax	(1,071)	1,420
Foreign currency translation adjustments	460	(230)
Comprehensive loss	$(8,047)	$(461,209)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in	Retained earnings (accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	capital	deficit)	loss	(deficit)
Balance at January 31, 2015	1,000	$—	$1,014,930	$(488,853)	$(10,053)	$516,024
Net loss	—	—	—	(1,242,676)	—	(1,242,676)
Share-based compensation	—	—	2,580	—	—	2,580
Dividend and contribution to Parent	—	—	(38,177)	—	—	(38,177)
Reclassification of realized losses on cash flow hedges, net of tax of $47, to earnings	—	—	—	—	74	74
Unrealized loss on cash flow hedges, net of tax of $4,483	—	—	—	—	(7,012)	(7,012)
Foreign currency translation adjustments	—	—	—	—	200	200
Balance at January 30, 2016	1,000	—	979,333	(1,731,529)	(16,791)	(768,987)
Net loss	—	—	—	(8,041)	—	(8,041)
Share-based compensation	—	—	358	—	—	358
Reclassification of realized losses on cash flow hedges, net of tax of $387, to earnings	—	—	—	—	605	605
Unrealized loss on cash flow hedges, net of tax of $685	—	—	—	—	(1,071)	(1,071)
Foreign currency translation adjustments	—	—	—	—	460	460
Balance at April 30, 2016	1,000	$—	$979,691	$(1,739,570)	$(16,797)	$(776,676)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirteen Weeks Ended April 30, 2016	Thirteen Weeks Ended May 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,041)	$(462,411)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	26,210	25,100
Impairment losses	5,396	533,362
Amortization of intangible assets	3,024	3,880
Amortization of deferred financing costs and debt discount	1,265	1,257
Reclassification of hedging losses to earnings	992	12
Share-based compensation	358	1,293
Foreign currency transaction gains	(2,289)	(1,330)
Changes in operating assets and liabilities:
Merchandise inventories	(17,983)	(41,827)
Prepaid expenses and other current assets	(3,672)	1,485
Other assets	(1,087)	(474)
Accounts payable and other liabilities	(13,133)	10,272
Federal and state income taxes	(1,664)	(75,542)
Net cash used in operating activities	(10,624)	(4,923)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,056)	(18,476)
Net cash used in investing activities	(19,056)	(18,476)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of Term Loan Facility	(3,918)	(3,918)
Dividend and contribution to Parent	—	(19,476)
Net cash used in financing activities	(3,918)	(23,394)
Effect of changes in foreign exchange rates on cash and cash equivalents	476	155
Decrease in cash and cash equivalents	(33,122)	(46,638)
Beginning balance	87,812	111,097
Ending balance	$54,690	$64,459
Supplemental cash flow information:
Income taxes paid	$72	$252
Interest paid	$18,179	$18,660

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen weeks ended April 30, 2016 and May 2, 2015

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

The Company’s fiscal year ends on the Saturday closest to January 31. All references to “fiscal 2016” represent the 52-week fiscal year that will end on January 28, 2017, and to “fiscal 2015” represent the 52-week fiscal year that ended January 30, 2016.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly in all material respects the Company’s financial position, results of operations and cash flows for the applicable interim periods. Certain prior year amounts have been reclassified to conform to current period presentation. Specifically, the Company adopted an accounting standard which requires certain deferred financing costs related to a recognized debt liability to be presented in the balance sheet as a reduction of the carrying amount of that debt liability. The adoption of this pronouncement resulted in the reclassification of $16,301 from long-term assets to long-term liabilities on the Company’s condensed consolidated balance sheet at January 30, 2016. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for ongoing consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $2.6 million in the first quarter of both fiscal 2016 and fiscal 2015 for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

3. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at January 30, 2016	$433	$14,208	$61,842	$4,266	$379,995
Amortization expense	(433)	(1,453)	(1,025)	(113)	—
Balance at April 30, 2016	$—	$12,755	$60,817	$4,153	$379,995
Total accumulated amortization or impairment losses at April 30, 2016	$(27,010)	$(48,255)	$(21,183)	$(664)	$(505,305)

During the first quarter of fiscal 2015, the Company recorded non-cash impairment charges of (i) $341 million related to goodwill and (ii) $190 million related to the intangible asset for the J.Crew trade name. The impairment losses were the result of the write-down of the following assets:

	For the Thirteen Weeks Ended April 30, 2016	For the Thirteen Weeks Ended May 2, 2015
Goodwill allocated to the J.Crew reporting unit	$—	$340,900
Intangible asset related to the J.Crew trade name	—	190,305
Long-lived assets (see note 7)	5,396	2,157
Impairment losses	$5,396	$533,362

The carrying value of goodwill of $107.9 million relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit, which has previously recorded accumulated impairment losses of $1,579.0 million. The carrying value of the intangible asset for the J.Crew and Madewell trade names is $380.0 million and $60.8 million, respectively, at April 30, 2016. If operating results decline below the Company’s expectations, additional impairment charges may be recorded in the future.

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

A summary of share-based compensation recorded in the statements of operations and comprehensive loss is as follows:

	For the Thirteen Weeks Ended April 30, 2016	For the Thirteen Weeks Ended May 2, 2015
Share-based compensation	$358	$1,293

A summary of shares available for grant as stock options or other share-based awards is as follows:

Shares
Available for grant at January 30, 2016	15,225,070
Granted	(40,000)
Forfeited and available for reissuance	1,220,000
Available for grant at April 30, 2016	16,405,070

5. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	April 30, 2016	January 30, 2016
Term Loan Facility	$1,535,660	$1,539,578
Less current portion	(15,670)	(15,670)
Less deferred financing costs	(15,500)	(16,301)
Less discount	(5,410)	(5,690)
Long-term debt, net	$1,499,080	$1,501,917
Borrowings under the ABL Facility	$—	$—

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

On April 30, 2016, standby letters of credit were $21.2 million, excess availability, as defined, was $328.8 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $4.3 million in the first quarter of fiscal 2016. There were no short-term borrowings under the ABL Facility in the first quarter of fiscal 2015.

Demand Letter of Credit Facility

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On April 30, 2016, outstanding documentary letters of credit were $13.3 million, and aggregate availability under these facilities was $56.7 million.

Term Loan Facility

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

The Company is required to make principal repayments equal to 0.25% of the original principal amount of the Term Loan Facility, or $3.9 million, on the last business day of January, April, July, and October. The Company is also required to repay the term loan based on an annual calculation of excess cash flow, as defined in the agreement. The maturity date of the Term Loan Facility is March 5, 2021.

The interest rate on the borrowings outstanding under the Term Loan Facility was 4.00% on April 30, 2016. The applicable margin in effect for base rate borrowings was 2.00% and the LIBOR Floor and applicable margin with respect to LIBOR borrowings were 1.00% and 3.00%, respectively, at April 30, 2016.

Interest expense

A summary of the components of interest expense is as follows:

	For the Thirteen Weeks Ended April 30, 2016	For the Thirteen Weeks Ended May 2, 2015
Term Loan Facility	$15,534	$15,724
Amortization of deferred financing costs and debt discount	1,265	1,257
Realized hedging losses	995	64
Other interest, net of interest income	421	264
Interest expense, net	$18,215	$17,309

6. Derivative Financial Instruments

In August 2014, the Company entered into interest rate cap and swap agreements that limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness. The interest rate cap agreements covered notional amounts of $400 million and capped LIBOR at 2.00% from March 2015 to March 2016. The interest rate swap agreements cover a notional amount of $800 million from March 2016 to March 2019 and carry a fixed rate of 2.56% plus the applicable margin.

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

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

	April 30, 2016	January 30, 2016
Interest rate caps (included in other assets)	$—	$—
Interest rate swaps (included in other liabilities)	$(30,538)	$(31,110)

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

Financial assets and liabilities

The fair value of the Company’s debt is $1,236 million and $1,051 million at April 30, 2016 and January 30, 2016 based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain long-lived assets have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of April 30, 2016 or January 30, 2016 that are measured in the financial statements at fair value.

The Company assesses the recoverability of goodwill and intangible assets whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its fair value, the Company records a charge to write down the intangible asset to its fair value. Impairment charges of goodwill are based on fair value measurements derived using a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach. Impairment charges of intangible assets are based on fair value measurements derived using a relief from royalty method, which considers projected revenue and an estimated royalty rate. The valuation methodologies incorporate unobservable inputs reflecting significant estimates and assumptions made by management (level 3 inputs). For more information related to goodwill and intangible asset impairment charges, see note 3.

The Company performs impairment tests of long-lived assets whenever there are indicators of impairment. These tests typically contemplate assets at a store level (e.g. leasehold improvements). The Company recognizes an impairment loss when the carrying value of a long-lived asset is not recoverable in light of the undiscounted future cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset based on discounted future cash flows. The Company has determined that the future cash flow approach (level 3 inputs) provides the most relevant and reliable means by which to determine fair value in this circumstance. The carrying value of long-lived assets written down to fair value was $5,396 and $2,157 in the first quarter of fiscal 2016 and fiscal 2015, respectively.

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

The effective tax rate for the first quarter of fiscal 2016 was 26%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) state and local income taxes, (ii) the recognition of certain foreign valuation allowances, (iii) lower rates in certain foreign jurisdictions, and (iv) reserves for uncertain tax positions.

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

While the Company expects the amount of unrecognized tax benefits to change in the next 12 months, the change is not expected to have a significant effect on the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

9. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on the Company’s financial position, results of operations or cash flows. As of April 30, 2016, the Company has accrued an immaterial amount of charges for certain legal contingencies in connection with ongoing claims and litigation. In addition, there are certain other claims and legal proceedings pending against the Company for which accruals have not been established.

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

On April 29, 2016, the Issuer delivered notice to U.S. Bank N.A., as trustee, under the indenture governing the PIK Notes, that with respect to the interest that will be due on such notes on the November 1, 2016 interest payment date, the Issuer will make such interest payment by paying in kind at the PIK interest rate of 8.50% instead of paying in cash. The PIK election will increase the outstanding principal balance of the PIK Notes by $22.2 million to $543.4 million. Therefore, the Company will not pay a dividend to the Issuer in the third quarter of fiscal 2016 to fund a semi-annual interest payment. Pursuant to the terms of the indenture governing the PIK Notes, the Issuer intends to evaluate this option prior to the beginning of each interest period based on relevant factors at that time.

11. Recent Accounting Pronouncements

In April 2015, a pronouncement was issued that requires certain deferred financing costs related to a recognized debt liability to be presented in the balance sheet as a reduction of the carrying amount of that debt liability. The pronouncement is effective for fiscal years beginning after December 15, 2015. The adoption of this pronouncement resulted in the reclassification of $16,301 from long-term assets to long-term liabilities on the Company’s condensed consolidated balance sheet at January 30, 2016.

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

In February 2016, a pronouncement was issued that requires lessees to recognize assets and liabilities on the balance sheet for leases with accounting lease terms of more than 12 months. The pronouncement is effective for fiscal years beginning after December 15, 2018. While the Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements, the adoption is expected to have a significant impact on its condensed consolidated balance sheet.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness and the indebtedness of our indirect Parent, the retirement, repurchase or exchange of our indebtedness or the indebtedness of our indirect Parent, our substantial lease obligations, the strength of the global economy, declines in consumer spending or changes in seasonal consumer spending patterns, competitive market conditions, our ability to anticipate and timely respond to changes in trends and consumer preferences, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, product offerings, sales channels and businesses, adverse or unseasonable weather, material disruption to our information systems, our ability to implement our real estate strategy, our ability to implement our international expansion strategy, our ability to attract and retain key personnel, interruptions in our foreign sourcing operations, and other factors which are set forth in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the SEC. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the SEC. When used herein, the terms “J.Crew,” “Group,” “Company,” “we,” “us” and “our” refer to J.Crew Group, Inc., including its wholly-owned subsidiaries.

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

We sell our J.Crew and Madewell merchandise through our retail and factory stores, our websites and our catalogs. As of April 30, 2016, we operated 287 J.Crew retail stores, 164 J.Crew factory stores (including 22 J.Crew Mercantile stores), and 106 Madewell stores throughout the United States, Canada, the United Kingdom, Hong Kong, and France; compared to 283 J.Crew retail stores, 142 J.Crew factory stores, and 87 Madewell stores as of May 2, 2015.

A summary of revenues by brand is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended April 30, 2016	For the Thirteen Weeks Ended May 2, 2015
J.Crew	$480.7	$508.7
Madewell	72.5	61.9
Other(a)	14.3	11.2
Total revenues	$567.5	$581.8

(a)Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of highlights for the first quarter is as follows:

●	Revenues decreased 2.5% to $567.5 million, with comparable company sales down 6.5%.
●	J.Crew revenues decreased 5.5% to $480.7 million, with comparable J.Crew sales down 8.0%.
●	Madewell revenues increased 17.2% to $72.5 million, with comparable Madewell sales up 5.9%.
●	Income from operations increased to $7.3 million.
●	We opened one J.Crew retail store, two J.Crew Mercantile stores and three Madewell stores.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure used in our evaluation is comparable company sales, which includes (i) net sales from stores that have been open for at least 12 months, (ii) e-commerce net sales, and (iii) shipping and handling fees.

A complete description of the measures we use to assess the performance of our business appears in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the SEC.

Results of Operations – First Quarter of Fiscal 2016 compared to First Quarter of Fiscal 2015

	For the Thirteen Weeks Ended April 30, 2016		For the Thirteen Weeks Ended May 2, 2015		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$567.5	100.0%	$581.8	100.0%	$(14.3)	(2.5)%
Gross profit	205.0	36.1	216.5	37.2	(11.5)	(5.3)
Selling, general and administrative expenses	192.2	33.9	203.8	35.0	(11.6)	(5.7)
Impairment losses	5.4	1.0	533.4	91.7	(528.0)	(99.0)
Income (loss) from operations	7.3	1.3	(520.6)	(89.5)	527.9	NM
Interest expense, net	18.2	3.2	17.3	3.0	0.9	5.2
Benefit for income taxes	(2.9)	(0.5)	(75.5)	(13.0)	72.6	96.2
Net loss	$(8.0)	(1.4)%	$(462.4)	(79.5)%	$454.4	98.3%

Revenues

Total revenues decreased $14.3 million, or 2.5%, to $567.5 million in the first quarter of fiscal 2016 from $581.8 million in the first quarter last year, driven primarily by a decrease in sales of accessories, specifically jewelry. Comparable company sales decreased 6.5% following a decrease of 7.9% in the first quarter last year.

J.Crew sales decreased $28.0 million, or 5.5%, to $480.7 million in the first quarter of fiscal 2016 from $508.7 million in the first quarter last year. J.Crew comparable sales decreased 8.0% following a decrease of 9.6% in the first quarter last year.

Madewell sales increased $10.6 million, or 17.2%, to $72.5 million in the first quarter of fiscal 2016 from $61.9 million in the first quarter last year. Madewell comparable sales increased 5.9% following an increase of 11.6% in the first quarter last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended April 30, 2016	For the Thirteen Weeks Ended May 2, 2015
Apparel:
Women’s	56%	55%
Men’s	21	22
Children’s	8	7
Accessories	15	16
	100%	100%

Other revenues increased $3.1 million to $14.3 million in first quarter of fiscal 2016 from $11.2 million in the first quarter last year, primarily a result of revenue from third party resellers.

Gross Profit

Gross profit decreased $11.5 million to $205.0 million in the first quarter of fiscal 2016 from $216.5 million in the first quarter last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(7.2)
Increase in merchandise margin	0.3
Increase in buying and occupancy costs	(4.6)
Decrease in gross profit	$(11.5)

Gross margin decreased to 36.1% in the first quarter of fiscal 2016 from 37.2% in the first quarter last year. The decrease in gross margin was driven by: (i) a 120 basis point increase in buying and occupancy costs as a percentage of revenues, offset by (ii) a 10 basis point increase in merchandise margin primarily due to decreased markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $11.6 million to $192.2 million in the first quarter of fiscal 2016 from $203.8 million in the first quarter last year. This decrease primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Decrease in advertising and catalog costs	$(5.8)
Decrease in operating and corporate expenses	(3.8)
Corporate occupancy actions	(3.4)
Increase in severance costs	1.4
Total decrease in selling, general and administrative expenses	$(11.6)

As a percentage of revenues, selling, general and administrative expenses decreased to 33.9% in the first quarter of fiscal 2016 from 35.0% in the first quarter last year.

Impairment Losses

Impairment losses were $5.4 million in the first quarter of fiscal 2016 compared to $533.4 million in the first quarter last year. The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	For the Thirteen Weeks Ended April 30, 2016	For the Thirteen Weeks Ended May 2, 2015
Goodwill allocated to the J.Crew reporting unit	$—	$340.9
Intangible asset related to the J.Crew trade name	—	190.3
Long-lived assets	5.4	2.2
Impairment losses	$5.4	$533.4

Interest Expense, Net

Interest expense, net of interest income, increased $0.9 million to $18.2 million in the first quarter of fiscal 2016 from $17.3 million in the first quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended April 30, 2016	For the Thirteen Weeks Ended May 2, 2015
Term Loan Facility	$15.5	$15.7
Amortization of deferred financing costs and debt discount	1.3	1.3
Realized hedging losses	1.0	—
Other, net of interest income	0.4	0.3
Interest expense, net	$18.2	$17.3

Benefit for Income Taxes

The effective tax rate for the first quarter of fiscal 2016 was 26%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) state and local income taxes, (ii) the recognition of certain foreign valuation allowances, (iii) lower rates in certain foreign jurisdictions, and (iv) reserves for uncertain tax positions.

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

Net Loss

Net loss decreased $454.4 million to $8.0 million in the first quarter of fiscal 2016 from $462.4 million in the first quarter last year. This decrease was due to: (i) lower impairment losses of $528.0 million and (ii) a decrease in selling, general and administrative expenses of $11.6 million, offset by (iii) lower benefit for income taxes of $72.6 million, (iv) a decrease in gross profit of $11.5 million and (v) an increase in interest expense of $0.9 million.

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

Operating Activities

(Dollars in millions)	For the Thirteen Weeks Ended April 30, 2016	For the Thirteen Weeks Ended May 2, 2015
Net loss	$(8.0)	$(462.4)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	26.2	25.1
Impairment losses	5.4	533.4
Amortization of intangible assets	3.0	3.9
Amortization of deferred financing costs and debt discount	1.3	1.3
Reclassification of hedging losses to earnings	1.0	—
Share-based compensation	0.4	1.3
Foreign currency transaction gains	(2.3)	(1.3)
Changes in operating assets and liabilities	(37.6)	(106.2)
Net cash used in operating activities	$(10.6)	$(4.9)

Cash used in operating activities of $10.6 million in the first quarter of fiscal 2016 resulted from: (i) net loss of $8.0 million and (ii) changes in operating assets and liabilities of $37.6 million due to seasonal working capital fluctuations, partially offset by (iii) non-cash adjustments of $35.0 million.

Cash used in operating activities of $4.9 million in the first quarter of fiscal 2015 resulted from: (i) net loss of $462.4 million and (ii) changes in operating assets and liabilities of $106.2 million due to the tax effect of the write off of an intangible asset and seasonal working capital fluctuations, partially offset by (iii) non-cash adjustments of $563.7 million.

Investing Activities

(Dollars in millions)	For the Thirteen Weeks Ended April 30, 2016	For the Thirteen Weeks Ended May 2, 2015
Capital expenditures:
New stores	$7.8	$10.2
Information technology	8.0	6.9
Other(1)	3.3	1.4
Net cash used in investing activities	$19.1	$18.5

(1)	Includes capital expenditures for warehouse and corporate office improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $95 to $105 million for fiscal year 2016, including $40 to $45 million for new stores, $35 to $40 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes.

Financing Activities

(Dollars in millions)	For the Thirteen Weeks Ended April 30, 2016	For the Thirteen Weeks Ended May 2, 2015
Principal repayments of Term Loan Facility	$(3.9)	$(3.9)
Dividend and contribution to Parent	—	(19.5)
Net cash used in financing activities	$(3.9)	$(23.4)

Cash used in financing activities of $3.9 million in the first quarter of fiscal 2016 resulted from the principal repayments of the Term Loan Facility.

Cash used in financing activities of $23.4 million in the first quarter of fiscal 2015 resulted from: (i) the payment of dividends to an indirect parent company to fund debt service obligations and (ii) principal repayments of the Term Loan Facility.

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

On April 30, 2016, standby letters of credit were $21.2 million, excess availability, as defined, was $328.8 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $4.3 million in the first quarter of fiscal 2016. There were no short-term borrowings under the ABL Facility in the first quarter of fiscal 2015.

As of the date of this report, there were outstanding borrowings of $10 million under the ABL Facility with excess availability of approximately $320 million.

Demand Letter of Credit Facility

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On April 30, 2016, outstanding documentary letters of credit were $13.3 million, and aggregate availability under these facilities was $56.7 million.

Term Loan Facility

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

We are required to make principal repayments equal to 0.25% of the original principal amount of the Term Loan Facility, or $3.9 million, on the last business day of January, April, July, and October, which commenced in July 2014. We are also required to repay the term loan based on annual excess cash flow, as defined in the agreement beginning in fiscal 2014. The maturity date of the Term Loan Facility is March 5, 2021.

The interest rate on the borrowings outstanding amounts under the Term Loan Facility was 4.00% on April 30, 2016.

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

On April 29, 2016, the Issuer delivered notice to U.S. Bank N.A., as trustee, under the indenture governing the PIK Notes, that with respect to the interest that will be due on such notes on the November 1, 2016 interest payment date, the Issuer will make such interest payment by paying in kind at the PIK interest rate of 8.50% instead of paying in cash. The PIK election will increase the outstanding principal balance of the PIK Notes by $22.2 million to $543.4 million. Therefore, we will not pay a dividend to the Issuer in the third quarter of fiscal 2016 to fund a semi-annual interest payment. Pursuant to the terms of the indenture governing the PIK Notes, the Issuer intends to evaluate this option prior to the beginning of each interest period based on relevant factors at that time.

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

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of April 30, 2016, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$21.2	$20.0	$0.4	$0.8	$—
Documentary	13.3	13.3	—	—	—
	$34.5	$33.3	$0.4	$0.8	$—

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

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the SEC.

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

In August 2014, we entered into interest rate cap and swap agreements that limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness. The interest rate cap agreements covered a notional amount of $400 million and capped LIBOR at 2.00% from March 2015 to March 2016. The interest rate swap agreements cover a notional amount of $800 million from March 2016 to March 2019. Under the terms of these agreements, our effective fixed interest rate on the notional amount of indebtedness is 2.56% plus the applicable margin.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. As of April 30, 2016, we have accrued an immaterial amount of charges for certain legal contingencies in connection with ongoing claims and litigation. In addition, there are certain other claims and legal proceedings pending against us for which accruals have not been established.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 includes a detailed discussion of certain risks that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at April 30, 2016 and January 30, 2016, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended April 30, 2016 and May 2, 2015, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended April 30, 2016 and the fifty-two weeks ended January 30, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 30, 2016 and May 2, 2015, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: May 25, 2016	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2016	By:	/S/ MICHAEL J. NICHOLSON
Michael J. Nicholson
President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: May 25, 2016	By:	/S/ JEREMY BROOKS
Jeremy Brooks
Chief Accounting Officer
(Principal Accounting Officer)

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at April 30, 2016 and January 30, 2016, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended April 30, 2016 and May 2, 2015, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended April 30, 2016 and the fifty-two weeks ended January 30, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 30, 2016 and May 2, 2015, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.