Form 10-Q
period 2016-07-30
J CREW GROUP INC
filed 2016-08-31
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 26, 2016
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at July 30, 2016 and January 30, 2016	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended July 30, 2016 and August 1, 2015	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the twenty-six weeks ended July 30, 2016 and August 1, 2015	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the twenty-six weeks ended July 30, 2016 and the fifty-two weeks ended January 30, 2016	6

	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 30, 2016 and August 1, 2015	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	25

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	July 30, 2016	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$49,160	$87,812
Merchandise inventories	391,642	372,410
Prepaid expenses and other current assets	67,329	65,605
Total current assets	508,131	525,827
Property and equipment, net	377,142	398,244
Intangible assets, net	455,200	460,744
Goodwill	107,900	107,900
Other assets	7,442	7,261
Total assets	$1,455,815	$1,499,976
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$251,163	$248,342
Other current liabilities	139,665	157,765
Interest payable	5,255	5,279
Income taxes payable	9,429	7,086
Current portion of long-term debt	15,670	15,670
Total current liabilities	421,182	434,142
Long-term debt, net	1,496,244	1,501,917
Lease-related deferred credits, net	133,466	131,812
Deferred income taxes, net	136,656	148,819
Other liabilities	54,353	52,273
Total liabilities	2,241,901	2,268,963
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	979,940	979,333
Accumulated other comprehensive loss	(17,829)	(16,791)
Accumulated deficit	(1,748,197)	(1,731,529)
Total stockholders’ deficit	(786,086)	(768,987)
Total liabilities and stockholders’ deficit	$1,455,815	$1,499,976

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	Thirteen Weeks Ended July 30, 2016	Thirteen Weeks Ended August 1, 2015
Revenues:
Net sales	$554,998	$574,475
Other	14,822	19,174
Total revenues	569,820	593,649
Cost of goods sold, including buying and occupancy costs	366,621	390,264
Gross profit	203,199	203,385
Selling, general and administrative expenses	196,522	199,761
Impairment losses	—	1,047
Income from operations	6,677	2,577
Interest expense, net of interest income	20,621	17,454
Loss before income taxes	(13,944)	(14,877)
Benefit for income taxes	(5,317)	(1,309)
Net loss	$(8,627)	$(13,568)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,927	18
Unrealized loss on cash flow hedges, net of tax	(1,806)	(1,817)
Foreign currency translation adjustments	(1,153)	760
Comprehensive loss	$(9,659)	$(14,607)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	Twenty-six Weeks Ended July 30, 2016	Twenty-six Weeks Ended August 1, 2015
Revenues:
Net sales	$1,108,216	$1,145,058
Other	29,103	30,395
Total revenues	1,137,319	1,175,453
Cost of goods sold, including buying and occupancy costs	729,167	755,546
Gross profit	408,152	419,907
Selling, general and administrative expenses	388,756	403,513
Impairment losses	5,396	534,409
Income (loss) from operations	14,000	(518,015)
Interest expense, net of interest income	38,836	34,763
Loss before income taxes	(24,836)	(552,778)
Benefit for income taxes	(8,168)	(76,798)
Net loss	$(16,668)	$(475,980)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	2,532	30
Unrealized loss on cash flow hedges, net of tax	(2,877)	(397)
Foreign currency translation adjustments	(693)	530
Comprehensive loss	$(17,706)	$(475,817)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	capital	deficit	loss	(deficit)
Balance at January 31, 2015	1,000	$—	$1,014,930	$(488,853)	$(10,053)	$516,024
Net loss	—	—	—	(1,242,676)	—	(1,242,676)
Share-based compensation	—	—	2,580	—	—	2,580
Dividend and contribution to Parent	—	—	(38,177)	—	—	(38,177)
Reclassification of realized losses on cash flow hedges, net of tax of $47, to earnings	—	—	—	—	74	74
Unrealized loss on cash flow hedges, net of tax of $4,483	—	—	—	—	(7,012)	(7,012)
Foreign currency translation adjustments	—	—	—	—	200	200
Balance at January 30, 2016	1,000	$—	$979,333	$(1,731,529)	$(16,791)	$(768,987)
Net loss	—	—	—	(16,668)	—	(16,668)
Share-based compensation	—	—	607	—	—	607
Reclassification of realized losses on cash flow hedges, net of tax of $1,619, to earnings	—	—	—	—	2,532	2,532
Unrealized loss on cash flow hedges, net of tax of $1,839	—	—	—	—	(2,877)	(2,877)
Foreign currency translation adjustments	—	—	—	—	(693)	(693)
Balance at July 30, 2016	1,000	$—	$979,940	$(1,748,197)	$(17,829)	$(786,086)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Twenty-six Weeks Ended July 30, 2016	Twenty-six Weeks Ended August 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,668)	$(475,980)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	52,887	50,421
Amortization of intangible assets	5,544	7,759
Impairment losses	5,396	534,409
Reclassification of hedging losses to earnings	4,151	48
Amortization of deferred financing costs and debt discount	2,529	2,512
Share-based compensation	607	1,690
Foreign currency transaction gains	(1,579)	(112)
Changes in operating assets and liabilities:
Merchandise inventories	(19,080)	(45,564)
Prepaid expenses and other current assets	(1,750)	(6,087)
Other assets	(622)	(391)
Accounts payable and other liabilities	(19,148)	20,549
Federal and state income taxes	(6,769)	(77,153)
Net cash provided by operating activities	5,498	12,101
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36,137)	(45,544)
Net cash used in investing activities	(36,137)	(45,544)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of Term Loan Facility	(7,835)	(7,835)
Dividend and contribution to Parent	—	(38,172)
Net borrowings under the ABL Facility	—	10,000
Net cash used in financing activities	(7,835)	(36,007)
Effect of changes in foreign exchange rates on cash and cash equivalents	(178)	(250)
Decrease in cash and cash equivalents	(38,652)	(69,700)
Beginning balance	87,812	111,097
Ending balance	$49,160	$41,397
Supplemental cash flow information:
Income taxes paid	$490	$776
Interest paid	$37,246	$37,020

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015

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

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for ongoing consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $5.0 million and $5.1 million in the first half of fiscal 2016 and fiscal 2015, respectively, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

3. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at January 30, 2016	$433	$14,208	$61,842	$4,266	$379,995
Amortization expense	(433)	(1,453)	(1,025)	(113)	—
Balance at April 30, 2016	—	12,755	60,817	4,153	379,995
Amortization expense	—	(1,383)	(1,025)	(112)	—
Balance at July 30, 2016	$—	$11,372	$59,792	$4,041	$379,995
Total accumulated amortization or impairment losses at July 30, 2016	$(27,010)	$(49,638)	$(22,208)	$(776)	$(505,305)

During the first half of fiscal 2015, the Company recorded non-cash impairment charges of (i) $341 million related to goodwill and (ii) $190 million related to the intangible asset for the J.Crew trade name. The impairment losses were the result of the write-down of the following assets:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Goodwill allocated to the J.Crew reporting unit	$—	$—	$—	$340,900
Intangible asset related to the J.Crew trade name	—	—	—	190,305
Long-lived assets (see note 7)	—	1,047	5,396	3,204
Impairment losses	$—	$1,047	$5,396	$534,409

The carrying value of goodwill of $107.9 million relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit, which has previously recorded accumulated impairment losses of $1,579.0 million. The carrying value of the intangible asset for the J.Crew and Madewell trade names was $380.0 million and $59.8 million, respectively, at July 30, 2016. If operating results decline below the Company’s expectations, additional impairment charges may be recorded in the future.

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

Accounting for Option Exchange

In the second quarter of fiscal 2016, the Parent completed an option exchange program (the “Option Exchange”) which allowed eligible associates of the Company to exchange outstanding options for options with an exercise price of $0.10 per share. The new awards will vest over a four year period. The Option Exchange resulted in no incremental fair value of the options when comparing the value of the options immediately before and immediately after the exchange. Therefore, no additional expense will be recorded in connection with the Option Exchange.

A summary of share-based compensation recorded in the statements of operations and comprehensive loss is as follows:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Share-based compensation	$249	$397	$607	$1,690

A summary of shares available for grant as stock options or other share-based awards is as follows:

Shares
Available for grant at January 30, 2016	15,225,070
Granted	(66,476,962)
Cancelled	51,386,962
Forfeited and available for reissuance	3,352,500
Available for grant at July 30, 2016	3,487,570

5. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	July 30, 2016	January 30, 2016
Term Loan Facility	$1,531,742	$1,539,578
Less current portion	(15,670)	(15,670)
Less deferred financing costs	(14,698)	(16,301)
Less discount	(5,130)	(5,690)
Long-term debt, net	$1,496,244	$1,501,917
Borrowings under the ABL Facility	$—	$—

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

On July 30, 2016, standby letters of credit were $23.0 million, excess availability, as defined, was $311.3 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $5.4 million and $4.8 million in the first half of fiscal 2016 and fiscal 2015, respectively.

Demand Letter of Credit Facility

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On July 30, 2016, outstanding documentary letters of credit were $16.9 million, and aggregate availability under these facilities was $53.1 million.

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

The interest rate on the borrowings outstanding under the Term Loan Facility was 4.00% on July 30, 2016. The applicable margin in effect for base rate borrowings was 2.00% and the LIBOR Floor and applicable margin with respect to LIBOR borrowings were 1.00% and 3.00%, respectively, at July 30, 2016.

Interest expense

A summary of the components of interest expense is as follows:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Term Loan Facility	$15,558	$15,685	$31,092	$31,409
Realized hedging losses	3,158	67	4,153	130
Amortization of deferred financing costs and debt discount	1,265	1,256	2,529	2,512
Other interest, net of interest income	640	446	1,062	712
Interest expense, net	$20,621	$17,454	$38,836	$34,763

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

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

	July 30, 2016	January 30, 2016
Interest rate caps (included in other assets)	$—	$—
Interest rate swaps (included in other liabilities)	$(30,350)	$(31,110)

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

Financial assets and liabilities

The fair value of the Company’s debt was $1,095 million and $1,051 million at July 30, 2016 and January 30, 2016 based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain long-lived assets have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of July 30, 2016 or January 30, 2016 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Carrying value of long-term assets written down to fair value	$—	$1,349	$—	$1,349
Impairment charge	$—	$1,047	$5,396	$3,204

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

The effective tax rate for the first half of fiscal 2016 was 33%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) lower rates in certain foreign jurisdictions, (ii) the recognition of certain foreign valuation allowances, (iii) reserves for uncertain tax positions, and (iv) state and local income taxes.

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

9. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on the Company’s financial position, results of operations or cash flows. As of July 30, 2016, the Company has accrued an immaterial amount of charges for certain legal contingencies in connection with ongoing claims and litigation. In addition, there are certain other claims and legal proceedings pending against the Company for which accruals have not been established.

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

In July 2015, a pronouncement was issued that more closely aligns the measurement of inventory in U.S. GAAP with International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value. The pronouncement is effective for fiscal years beginning after December 15, 2016. The adoption of the new pronouncement is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

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

We sell our J.Crew and Madewell merchandise through our retail and factory stores, our websites and our catalogs. As of July 30, 2016, we operated 287 J.Crew retail stores, 170 J.Crew factory stores (including 27 J.Crew Mercantile stores), and 107 Madewell stores throughout the United States, Canada, the United Kingdom, Hong Kong, and France; compared to 283 J.Crew retail stores, 147 J.Crew factory stores (including one J.Crew Mercantile store), and 89 Madewell stores as of August 1, 2015.

A summary of revenues by brand for the second quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended July 30, 2016	For the Thirteen Weeks Ended August 1, 2015
J.Crew	$476.7	$506.5
Madewell	78.3	67.9
Other(a)	14.8	19.2
Total revenues	$569.8	$593.6

(a)Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of highlights for the second quarter is as follows:

●	Revenues decreased 4.0% to $569.8 million, with comparable company sales down 7.6%.
●	J.Crew revenues decreased 5.9% to $476.7 million, with comparable J.Crew sales down 9.0%.
●	Madewell revenues increased 15.2% to $78.3 million, with comparable Madewell sales up 2.8%.
●	Income from operations increased to $6.7 million.
●	We opened one J.Crew factory store, five J.Crew Mercantile stores and one Madewell store.

A summary of revenues by brand for the first half is as follows:

(Dollars in millions)	For the Twenty-six Weeks Ended July 30, 2016	For the Twenty-six Weeks Ended August 1, 2015
J.Crew	$957.5	$1,015.3
Madewell	150.7	129.8
Other(a)	29.1	30.4
Total revenues	$1,137.3	$1,175.5

(a)Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of highlights for the first half is as follows:

●	Revenues decreased 3.2% to $1,137.3 million, with comparable company sales down 7.1%.
●	J.Crew revenues decreased 5.7% to $957.5 million, with comparable J.Crew sales down 8.5%.
●	Madewell revenues increased 16.1% to $150.7 million, with comparable Madewell sales up 4.3%.

●	Income from operations increased to $14.0 million.
●	We opened one J.Crew retail store, one J.Crew factory store, seven J.Crew Mercantile stores and four Madewell stores.

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

Results of Operations – Second Quarter of Fiscal 2016 compared to Second Quarter of Fiscal 2015

	For the Thirteen Weeks Ended July 30, 2016		For the Thirteen Weeks Ended August 1, 2015		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$569.8	100.0%	$593.6	100.0%	$(23.8)	(4.0)%
Gross profit	203.2	35.7	203.4	34.3	(0.2)	(0.1)
Selling, general and administrative expenses	196.5	34.5	199.8	33.6	(3.3)	(1.6)
Impairment losses	—	—	1.0	0.2	(1.0)	(100.0)
Income from operations	6.7	1.2	2.6	0.4	4.1	NM
Interest expense, net	20.6	3.6	17.5	2.9	3.1	18.1
Benefit for income taxes	(5.3)	(0.9)	(1.3)	(0.2)	(4.0)	NM
Net loss	$(8.6)	(1.5)%	$(13.6)	(2.3)%	$5.0	36.4%

Revenues

Total revenues decreased $23.8 million, or 4.0%, to $569.8 million in the second quarter of fiscal 2016 from $593.6 million in the second quarter last year, driven primarily by a decrease in sales of women’s apparel, specifically shorts, knits and suiting. Comparable company sales decreased 7.6% following a decrease of 11.4% in the second quarter last year.

J.Crew sales decreased $29.8 million, or 5.9%, to $476.7 million in the second quarter of fiscal 2016 from $506.5 million in the second quarter last year. J.Crew comparable sales decreased 9.0% following a decrease of 13.4% in the second quarter last year.

Madewell sales increased $10.4 million, or 15.2%, to $78.3 million in the second quarter of fiscal 2016 from $67.9 million in the second quarter last year. Madewell comparable sales increased 2.8% following an increase of 8.1% in the second quarter last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended July 30, 2016	For the Thirteen Weeks Ended August 1, 2015
Apparel:
Women’s	54%	55%
Men’s	25	25
Children’s	7	6
Accessories	14	14
	100%	100%

Other revenues decreased $4.4 million to $14.8 million in second quarter of fiscal 2016 from $19.2 million in the second quarter last year, primarily a result of a decrease in revenue from third party resellers.

Gross Profit

Gross profit decreased $0.2 million to $203.2 million in the second quarter of fiscal 2016 from $203.4 million in the second quarter last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(11.4)
Increase in merchandise margin	14.4
Increase in buying and occupancy costs	(3.2)
Decrease in gross profit	$(0.2)

Gross margin increased to 35.7% in the second quarter of fiscal 2016 from 34.3% in the second quarter last year. The increase in gross margin was driven by: (i) a 250 basis point increase in merchandise margin primarily due to decreased markdowns, offset by (ii) a 110 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.3 million to $196.5 million in the second quarter of fiscal 2016 from $199.8 million in the second quarter last year. This decrease primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Corporate occupancy actions	$(5.3)
Charges related to a workforce reduction last year	(4.5)
Decrease in advertising and catalog costs	(0.9)
Increase in legal expense and settlement costs	1.4
Increase in share-based and incentive compensation	1.5
Increase in operating and corporate expenses	4.5
Total decrease in selling, general and administrative expenses	$(3.3)

As a percentage of revenues, selling, general and administrative expenses increased to 34.5% in the second quarter of fiscal 2016 from 33.6% in the second quarter last year.

Interest Expense, Net

Interest expense, net of interest income, increased $3.1 million to $20.6 million in the second quarter of fiscal 2016 from $17.5 million in the second quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended July 30, 2016	For the Thirteen Weeks Ended August 1, 2015
Term Loan Facility	$15.6	$15.7
Realized hedging losses	3.2	0.1
Amortization of deferred financing costs and debt discount	1.3	1.3
Other, net of interest income	0.5	0.4
Interest expense, net	$20.6	$17.5

Benefit for Income Taxes

The effective tax rate for the second quarter of fiscal 2016 was 38%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) lower rates in certain foreign jurisdictions, (ii) reserves for uncertain tax positions, (iii) the recognition of certain foreign valuation allowances, and (iv) state and local income taxes.

The effective tax rate for the second quarter of fiscal 2015 was 9%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) lower rates in certain foreign jurisdictions, (ii) state and local income taxes, and (iii) the recognition of certain foreign valuation allowances.

Net Loss

Net loss decreased $5.0 million to $8.6 million in the second quarter of fiscal 2016 from $13.6 million in the second quarter last year. This decrease was due to: (i) higher benefit for income taxes of $4.0 million, (ii) a decrease in selling, general and administrative expenses of $3.3 million and (iii) lower impairment losses of $1.0 million, offset by (iv) an increase in interest expense of $3.1 million and (v) a decrease in gross profit of $0.2 million.

Results of Operations – First Half of Fiscal 2016 compared to First Half of Fiscal 2015

	For the Twenty-six Weeks Ended July 30, 2016		For the Twenty-six Weeks Ended August 1, 2015		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,137.3	100.0%	$1,175.5	100.0%	$(38.2)	(3.2)%
Gross profit	408.2	35.9	419.9	35.7	(11.7)	(2.8)
Selling, general and administrative expenses	388.8	34.2	403.5	34.3	(14.7)	(3.7)
Impairment losses	5.4	0.5	534.4	45.5	(529.0)	(99.0)
Income (loss) from operations	14.0	1.2	(518.0)	(44.1)	532.0	NM
Interest expense, net	38.8	3.4	34.8	3.0	4.0	11.7
Benefit for income taxes	(8.2)	(0.7)	(76.8)	(6.5)	68.6	89.4
Net loss	$(16.7)	(1.5)%	$(476.0)	(40.5)%	$459.3	96.5%

Revenues

Total revenues decreased $38.2 million, or 3.2%, to $1,137.3 million in the first half of fiscal 2016 from $1,175.5 million in the first half last year, driven primarily by a decrease in sales of women’s apparel, specifically knits, shorts and skirts. Comparable company sales decreased 7.1% following a decrease of 9.7% in the first half last year.

J.Crew sales decreased $57.8 million, or 5.7%, to $957.5 million in the first half of fiscal 2016 from $1,015.3 million in the first half last year. J.Crew comparable sales decreased 8.5% following a decrease of 11.5% in the first half last year.

Madewell sales increased $20.9 million, or 16.1%, to $150.7 million in the first half of fiscal 2016 from $129.8 million in the first half last year. Madewell comparable sales increased 4.3% following an increase of 9.7% in the first half last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Twenty-six Weeks Ended July 30, 2016	For the Twenty-six Weeks Ended August 1, 2015
Apparel:
Women’s	55%	55%
Men’s	23	23
Children’s	7	7
Accessories	15	15
	100%	100%

Other revenues decreased $1.3 million to $29.1 million in first half of fiscal 2016 from $30.4 million in the first half last year, primarily a result of a decrease in revenue from third party resellers.

Gross Profit

Gross profit decreased $11.7 million to $408.2 million in the first half of fiscal 2016 from $419.9 million in the first half last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(18.8)
Increase in merchandise margin	14.9
Increase in buying and occupancy costs	(7.8)
Decrease in gross profit	$(11.7)

Gross margin increased to 35.9% in the first half of fiscal 2016 from 35.7% in the first half last year. The increase in gross margin was driven by: (i) a 140 basis point increase in merchandise margin primarily due to decreased markdowns, offset by (ii) a 120 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $14.7 million to $388.8 million in the first half of fiscal 2016 from $403.5 million in the first half last year. This decrease primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Corporate occupancy actions	$(8.7)
Decrease in advertising and catalog costs	(6.7)
Charges related to a workforce reduction last year	(4.5)
Decrease in operating and corporate expenses	(1.2)
Increase in severance costs	1.4
Increase in share-based and incentive compensation	1.7
Increase in legal expense and settlement costs	3.3
Total decrease in selling, general and administrative expenses	$(14.7)

As a percentage of revenues, selling, general and administrative expenses decreased to 34.2% in the first half of fiscal 2016 from 34.3% in the first half last year.

Impairment Losses

Impairment losses were $5.4 million in the first half of fiscal 2016 compared to $534.4 million in the first half last year. The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	For the Twenty-six Weeks Ended July 30, 2016	For the Twenty-six Weeks Ended August 1, 2015
Goodwill allocated to the J.Crew reporting unit	$—	$340.9
Intangible asset related to the J.Crew trade name	—	190.3
Long-lived assets	5.4	3.2
Impairment losses	$5.4	$534.4

Interest Expense, Net

Interest expense, net of interest income, increased $4.0 million to $38.8 million in the first half of fiscal 2016 from $34.8 million in the first half last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Twenty-six Weeks Ended July 30, 2016	For the Twenty-six Weeks Ended August 1, 2015
Term Loan Facility	$31.1	$31.4
Realized hedging losses	4.2	0.1
Amortization of deferred financing costs and debt discount	2.5	2.5
Other, net of interest income	1.0	0.8
Interest expense, net	$38.8	$34.8

Benefit for Income Taxes

The effective tax rate for the first half of fiscal 2016 was 33%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) lower rates in certain foreign jurisdictions, (ii) the recognition of certain foreign valuation allowances, (iii) reserves for uncertain tax positions, and (iv) state and local income taxes.

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

Net Loss

Net loss decreased $459.3 million to $16.7 million in the first half of fiscal 2016 from $476.0 million in the first half last year. This decrease was due to: (i) lower impairment losses of $529.0 million and (ii) a decrease in selling, general and administrative expenses of $14.7 million, offset by (iii) lower benefit for income taxes of $68.6 million, (iv) a decrease in gross profit of $11.7 million and (v) an increase in interest expense of $4.0 million.

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

Operating Activities

(Dollars in millions)	For the Twenty-six Weeks Ended July 30, 2016	For the Twenty-six Weeks Ended August 1, 2015
Net loss	$(16.7)	$(476.0)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	52.9	50.4
Amortization of intangible assets	5.5	7.8
Impairment losses	5.4	534.4
Reclassification of hedging losses to earnings	4.2	—
Amortization of deferred financing costs and debt discount	2.5	2.5
Share-based compensation	0.6	1.7
Foreign currency transaction gains	(1.6)	(0.1)
Changes in operating assets and liabilities	(47.3)	(108.6)
Net cash provided by operating activities	$5.5	$12.1

Cash provided by operating activities of $5.5 million in the first half of fiscal 2016 resulted from: (i) non-cash adjustments of $69.5 million, partially offset by (ii) net loss of $16.7 million and (iii) changes in operating assets and liabilities of $47.3 million primarily due to seasonal working capital fluctuations.

Cash provided by operating activities of $12.1 million in the first half of fiscal 2015 resulted from: (i) non-cash adjustments of $596.7 million, partially offset by (ii) net loss of $476.0 million and (iii) changes in operating assets and liabilities of $108.6 million due to the tax effect of the write off of an intangible asset and seasonal working capital fluctuations.

Investing Activities

(Dollars in millions)	For the Twenty-six Weeks Ended July 30, 2016	For the Twenty-six Weeks Ended August 1, 2015
Capital expenditures:
New stores	$14.4	$20.6
Information technology	15.5	18.6
Other(1)	6.2	6.3
Net cash used in investing activities	$36.1	$45.5

(1)	Includes capital expenditures for warehouse and corporate office improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $90 to $100 million for fiscal year 2016, including $35 to $40 million for new stores, $35 to $40 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes.

Financing Activities

(Dollars in millions)	For the Twenty-six Weeks Ended July 30, 2016	For the Twenty-six Weeks Ended August 1, 2015
Principal repayments of Term Loan Facility	$(7.8)	$(7.8)
Dividend and contribution to Parent	—	(38.2)
Net borrowings under the ABL Facility	—	10.0
Net cash used in financing activities	$(7.8)	$(36.0)

Cash used in financing activities of $7.8 million in the first half of fiscal 2016 resulted from the principal repayments of the Term Loan Facility.

Cash used in financing activities of $36.0 million in the first half of fiscal 2015 resulted from: (i) the payment of dividends to an indirect parent company to fund debt service obligations and (ii) principal repayments of the Term Loan Facility, partially offset by (iii) net borrowings under the ABL Facility.

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

On July 30, 2016, standby letters of credit were $23.0 million, excess availability, as defined, was $311.3 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $5.4 million and $4.8 million in the first half of fiscal 2016 and fiscal 2015, respectively.

As of the date of this report, there were outstanding borrowings of $10 million under the ABL Facility with excess availability of approximately $320 million.

Demand Letter of Credit Facility

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On July 30, 2016, outstanding documentary letters of credit were $16.9 million, and aggregate availability under these facilities was $53.1 million.

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

The interest rate on the borrowings outstanding amounts under the Term Loan Facility was 4.00% on July 30, 2016.

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

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures, (ii) debt service requirements, including required (a) quarterly principal repayments, (b) repayments, if any, based on annual excess cash flows, if any, as defined and (c) dividends to the Issuer, when required, for the purposes of servicing debt, and (iii) working capital. Management anticipates that capital expenditures in fiscal 2016 will be approximately $90 to $100 million, including $35 to $40 million for new stores, $35 to $40 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes. Management believes that our current balances of cash and cash equivalents, projected cash flow from operations and amounts available under the ABL Facility will be adequate to fund our short-term and long-term liquidity needs. Our ability to satisfy these obligations and to remain in compliance with the financial covenants under our financing arrangements, depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

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

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of July 30, 2016, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$23.0	$21.8	$0.9	$0.3	$—
Documentary	16.9	16.9	—	—	—
	$39.9	$38.7	$0.9	$0.3	$—

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. As of July 30, 2016, we have accrued an immaterial amount of charges for certain legal contingencies in connection with ongoing claims and litigation. In addition, there are certain other claims and legal proceedings pending against us for which accruals have not been established.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at July 30, 2016 and January 30, 2016, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended July 30, 2016 and August 1, 2015, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the twenty-six weeks ended July 30, 2016 and August 1, 2015, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the twenty-six weeks ended July 30, 2016 and the fifty-two weeks ended January 30, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 30, 2016 and August 1, 2015, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: August 31, 2016	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 31, 2016	By:	/S/ MICHAEL J. NICHOLSON
Michael J. Nicholson
President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: August 31, 2016	By:	/S/ JEREMY BROOKS
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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at July 30, 2016 and January 30, 2016, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended July 30, 2016 and August 1, 2015, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the twenty-six weeks ended July 30, 2016 and August 1, 2015, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the twenty-six weeks ended July 30, 2016 and the fifty-two weeks ended January 30, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 30, 2016 and August 1, 2015, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.