Form 10-Q
period 2016-10-29
J CREW GROUP INC
filed 2016-11-22
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 18, 2016
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at October 29, 2016 and January 30, 2016	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended October 29, 2016 and October 31, 2015	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirty-nine weeks ended October 29, 2016 and October 31, 2015	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the thirty-nine weeks ended October 29, 2016 and the fifty-two weeks ended January 30, 2016	6

	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 29, 2016 and October 31, 2015	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	October 29, 2016	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$38,416	$87,812
Merchandise inventories	446,320	372,410
Prepaid expenses and other current assets	76,872	65,605
Total current assets	561,608	525,827
Property and equipment, net	371,292	398,244
Intangible assets, net	452,700	460,744
Goodwill	107,900	107,900
Other assets	5,806	7,261
Total assets	$1,499,306	$1,499,976
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$255,358	$248,342
Other current liabilities	177,346	157,765
Interest payable	8,307	5,279
Income taxes-related payable	4,092	7,086
Current portion of long-term debt	15,670	15,670
Total current liabilities	460,773	434,142
Long-term debt, net	1,497,326	1,501,917
Lease-related deferred credits, net	132,755	131,812
Deferred income taxes, net	149,236	148,819
Other liabilities	51,817	52,273
Total liabilities	2,291,907	2,268,963
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	980,151	979,333
Accumulated other comprehensive loss	(16,655)	(16,791)
Accumulated deficit	(1,756,097)	(1,731,529)
Total stockholders’ deficit	(792,601)	(768,987)
Total liabilities and stockholders’ deficit	$1,499,306	$1,499,976

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	Thirteen Weeks Ended October 29, 2016	Thirteen Weeks Ended October 31, 2015
Revenues:
Net sales	$575,942	$605,658
Other	17,213	13,757
Total revenues	593,155	619,415
Cost of goods sold, including buying and occupancy costs	367,299	380,199
Gross profit	225,856	239,216
Selling, general and administrative expenses	204,547	201,823
Impairment losses	1,333	845,915
Income (loss) from operations	19,976	(808,522)
Interest expense, net of interest income	20,675	17,581
Loss before income taxes	(699)	(826,103)
Provision (benefit) for income taxes	7,201	(66,440)
Net loss	$(7,900)	$(759,663)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,935	22
Unrealized gain (loss) on cash flow hedges, net of tax	406	(3,493)
Foreign currency translation adjustments	(1,167)	(41)
Comprehensive loss	$(6,726)	$(763,175)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	Thirty-nine Weeks Ended October 29, 2016	Thirty-nine Weeks Ended October 31, 2015
Revenues:
Net sales	$1,684,158	$1,750,716
Other	46,316	44,151
Total revenues	1,730,474	1,794,867
Cost of goods sold, including buying and occupancy costs	1,096,466	1,135,745
Gross profit	634,008	659,122
Selling, general and administrative expenses	593,303	605,336
Impairment losses	6,729	1,380,324
Income (loss) from operations	33,976	(1,326,538)
Interest expense, net of interest income	59,511	52,344
Loss before income taxes	(25,535)	(1,378,882)
Benefit for income taxes	(967)	(143,238)
Net loss	$(24,568)	$(1,235,644)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	4,467	52
Unrealized loss on cash flow hedges, net of tax	(2,471)	(3,890)
Foreign currency translation adjustments	(1,860)	489
Comprehensive loss	$(24,432)	$(1,238,993)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	capital	deficit	loss	(deficit)
Balance at January 31, 2015	1,000	$—	$1,014,930	$(488,853)	$(10,053)	$516,024
Net loss	—	—	—	(1,242,676)	—	(1,242,676)
Share-based compensation	—	—	2,580	—	—	2,580
Dividend and contribution to Parent	—	—	(38,177)	—	—	(38,177)
Reclassification of realized losses on cash flow hedges, net of tax of $47, to earnings	—	—	—	—	74	74
Unrealized loss on cash flow hedges, net of tax of $4,483	—	—	—	—	(7,012)	(7,012)
Foreign currency translation adjustments	—	—	—	—	200	200
Balance at January 30, 2016	1,000	$—	$979,333	$(1,731,529)	$(16,791)	$(768,987)
Net loss	—	—	—	(24,568)	—	(24,568)
Share-based compensation	—	—	818	—	—	818
Reclassification of realized losses on cash flow hedges, net of tax of $2,856, to earnings	—	—	—	—	4,467	4,467
Unrealized loss on cash flow hedges, net of tax of $1,580	—	—	—	—	(2,471)	(2,471)
Foreign currency translation adjustments	—	—	—	—	(1,860)	(1,860)
Balance at October 29, 2016	1,000	$—	$980,151	$(1,756,097)	$(16,655)	$(792,601)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirty-nine Weeks Ended October 29, 2016	Thirty-nine Weeks Ended October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,568)	$(1,235,644)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	80,258	76,919
Amortization of intangible assets	8,044	11,640
Reclassification of hedging losses to earnings	7,323	83
Impairment losses	6,729	1,380,324
Amortization of deferred financing costs and debt discount	3,793	3,768
Share-based compensation	818	2,145
Foreign currency transaction (gains) losses	(1,442)	144
Changes in operating assets and liabilities:
Merchandise inventories	(74,116)	(115,105)
Prepaid expenses and other current assets	(11,426)	(9,458)
Other assets	643	(1,006)
Accounts payable and other liabilities	22,202	68,130
Federal and state income taxes	289	(136,584)
Net cash provided by operating activities	18,547	45,356
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(59,348)	(78,630)
Net cash used in investing activities	(59,348)	(78,630)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of Term Loan Facility	(7,835)	(11,753)
Dividend and contribution to Parent	—	(38,177)
Net borrowings under the ABL Facility	—	20,000
Net cash used in financing activities	(7,835)	(29,930)
Effect of changes in foreign exchange rates on cash and cash equivalents	(760)	(419)
Decrease in cash and cash equivalents	(49,396)	(63,623)
Beginning balance	87,812	111,097
Ending balance	$38,416	$47,474
Supplemental cash flow information:
Income taxes paid	$961	$957
Interest paid	$53,297	$55,550

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015

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

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for ongoing consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $7.5 million and $7.6 million in the first nine months of fiscal 2016 and fiscal 2015, respectively, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

3. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at January 30, 2016	$433	$14,208	$61,842	$4,266	$379,995
Amortization expense	(433)	(1,453)	(1,025)	(113)	—
Balance at April 30, 2016	—	12,755	60,817	4,153	379,995
Amortization expense	—	(1,383)	(1,025)	(112)	—
Balance at July 30, 2016	—	11,372	59,792	4,041	379,995
Amortization expense	—	(1,366)	(1,025)	(109)	—
Balance at October 29, 2016	$—	$10,006	$58,767	$3,932	$379,995
Total accumulated amortization or impairment losses at October 29, 2016	$(27,010)	$(51,004)	$(23,233)	$(885)	$(505,305)

The Company recorded non-cash impairment charges of $6.7 million and $1,380.3 million in the first nine months of fiscal 2016 and fiscal 2015, respectively. The impairment losses were the result of the write-down of the following assets:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Goodwill allocated to the J.Crew reporting unit	$—	$675,915	$—	$1,016,815
Intangible asset related to the J.Crew trade name	—	170,000	—	360,305
Long-lived assets (see note 7)	1,333	—	6,729	3,204
Impairment losses	$1,333	$845,915	$6,729	$1,380,324

The carrying value of goodwill of $107.9 million relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit, which has previously recorded accumulated impairment losses of $1,579.0 million. The carrying value of the intangible asset for the J.Crew and Madewell trade names was $380.0 million and $58.8 million, respectively, at October 29, 2016. If operating results decline below the Company’s expectations, additional impairment charges may be recorded in the future.

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

A summary of share-based compensation recorded in the statements of operations and comprehensive loss is as follows:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Share-based compensation	$211	$455	$818	$2,145

A summary of shares available for grant as stock options or other share-based awards is as follows:

Shares
Available for grant at January 30, 2016	15,225,070
Granted	(66,476,962)
Cancelled	51,386,962
Forfeited and available for reissuance	4,967,500
Available for grant at October 29, 2016	5,102,570

5. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	October 29, 2016	January 30, 2016
Term Loan Facility	$1,531,742	$1,539,578
Less current portion	(15,670)	(15,670)
Less deferred financing costs	(13,896)	(16,301)
Less discount	(4,850)	(5,690)
Long-term debt, net	$1,497,326	$1,501,917
Borrowings under the ABL Facility	$—	$—

ABL Facility

The Company has an ABL Facility, which is governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides for a $350 million senior secured asset-based revolving line of credit (which may be increased by up to $25 million in certain circumstances), subject to a borrowing base limitation. The ABL Facility includes borrowing capacity in the form of letters of credit up to $300 million, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on December 10, 2019. In the fourth quarter of fiscal 2016, the ABL Facility was amended to extend the scheduled maturity date from December 10, 2019 to November 17, 2021. For more information related to this subsequent event, see note 12.

On October 29, 2016, standby letters of credit were $21.0 million, excess availability, as defined, was $329.0 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $11.3 million and $18.1 million in the first nine months of fiscal 2016 and fiscal 2015, respectively.

Demand Letter of Credit Facility

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On October 29, 2016, outstanding documentary letters of credit were $16.8 million, and aggregate availability under these facilities was $53.2 million.

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

The interest rate on the borrowings outstanding under the Term Loan Facility was 4.00% on October 29, 2016. The applicable margin in effect for base rate borrowings was 2.00% and the LIBOR Floor and applicable margin with respect to LIBOR borrowings were 1.00% and 3.00%, respectively, at October 29, 2016.

Interest expense

A summary of the components of interest expense is as follows:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Term Loan Facility	$15,488	$15,645	$46,580	$47,054
Realized hedging losses	3,172	48	7,325	179
Amortization of deferred financing costs and debt discount	1,265	1,256	3,793	3,768
Other interest, net of interest income	750	632	1,813	1,343
Interest expense, net	$20,675	$17,581	$59,511	$52,344

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

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). Liabilities for interest rate swaps, included in other liabilities, were $26.5 million and $31.1 million at October 29, 2016 and January 30, 2016, respectively

7. Fair Value Measurements

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

Financial assets and liabilities

The fair value of the Company’s debt was $1,176 million and $1,051 million at October 29, 2016 and January 30, 2016 based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain long-lived assets have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of October 29, 2016 or January 30, 2016 that are measured in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Carrying value of long-term assets written down to fair value	$—	$—	$—	$1,349
Impairment charge	$1,333	$—	$6,729	$3,204

8. Income Taxes

The Parent files a consolidated federal income tax return, which includes Group and all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state or local tax returns in required jurisdictions.

The financial statements of the Company reflect a provision (benefit) for income taxes at the Group level. The federal tax return, however, is filed at the Parent level. The difference between the entity at which the provision is calculated and the entity which files the tax return gives rise to intercompany balances. A summary of the components of the income taxes-related payable is as follows:

	October 29, 2016	January 30, 2016
Refundable income taxes of Parent	$31,340	$10,196
Due to Parent	(35,432)	(17,282)
Income taxes-related payable	$(4,092)	$(7,086)

In the third quarter of fiscal 2016, the Parent filed its federal income tax return for the tax year ended January 2016, which reflected a taxable loss of $66 million. The loss was carried back to the tax year ended January 2014 and gave rise to refundable income taxes of $23 million, which the Company expects to collect by the first quarter of fiscal 2017.

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets.  In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on a weighing process of available evidence, whether it is more-likely-than-not that its deferred tax assets will not be realized. In that weighing process, the Company assigns significant weight to the negative evidence of its cumulative losses in recent years.  As a result, in the third quarter of fiscal 2016, the Company determined that the negative evidence outweighed the positive evidence as of October 29, 2016, and recorded a non-cash charge to income tax expense of $6.8 million to record a valuation allowance related to its deferred tax assets balance. This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at the end of each reporting period and the valuation allowance will be adjusted accordingly.

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

The effective tax rate for the first nine months of fiscal 2016 was 4%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) the recognition of domestic and foreign valuation allowances, (ii) lower rates in certain foreign jurisdictions, and (iii) reserves for uncertain tax positions.

The effective tax rate for the first nine months of fiscal 2015 was 10%. The difference between the U.S. federal statutory rate of 35% and the effective rate was driven primarily by the non-cash impairment charge related to the write off of goodwill, which is not tax deductible, and therefore has no tax benefit. Other items impacting the effective rate include state and local income taxes and the recognition of certain foreign valuation allowances.

While the Company expects the amount of unrecognized tax benefits to change in the next 12 months, the change is not expected to have a significant effect on the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

9. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on the Company’s financial position, results of operations or cash flows. As of October 29, 2016, the Company has accrued an immaterial amount of charges for certain legal contingencies in connection with ongoing claims and litigation. In addition, there are certain other claims and legal proceedings pending against the Company for which accruals have not been established.

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

On October 28, 2016, the Issuer delivered notice to U.S. Bank N.A., as trustee, under the indenture governing the PIK Notes, that with respect to the interest that will be due on such notes on the May 1, 2017 interest payment date, the Issuer will make such interest payment by paying in kind at the PIK interest rate of 8.50% instead of paying in cash. The PIK election will increase the outstanding principal balance of the PIK Notes by $23.1 million to $566.5 million. Therefore, the Company will not pay a dividend to the Issuer in the first quarter of fiscal 2017 to fund a semi-annual interest payment. Pursuant to the terms of the indenture governing the PIK Notes, the Issuer intends to evaluate this option prior to the beginning of each interest period based on relevant factors at that time.

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

12. Subsequent Event

On November 17, 2016, the Company, Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto entered into the Fifth Amendment to Credit Agreement and Consent to release of Mortgages (the “Fifth Amendment”), which modifies the Company’s ABL Facility. The Fifth Amendment amends the ABL Facility to, among other things, extend the scheduled maturity date from December 10, 2019 to November 17, 2021, subject to a springing maturity construct relating to the Company’s term loans more fully described in the Fifth Amendment.

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

We sell our J.Crew and Madewell merchandise through our retail and factory stores, our websites and our catalogs. As of October 29, 2016, we operated 286 J.Crew retail stores, 175 J.Crew factory stores (including 32 J.Crew Mercantile stores), and 110 Madewell stores throughout the United States, Canada, the United Kingdom, Hong Kong, and France; compared to 286 J.Crew retail stores, 153 J.Crew factory stores (including four J.Crew Mercantile stores), and 97 Madewell stores as of October 31, 2015.

A summary of revenues by brand for the third quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended October 29, 2016	For the Thirteen Weeks Ended October 31, 2015
J.Crew	$488.0	$526.9
Madewell	88.0	78.7
Other(a)	17.2	13.8
Total revenues	$593.2	$619.4

(a)Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of highlights for the third quarter is as follows:

•	Revenues decreased 4.2% to $593.2 million, with comparable company sales down 7.5%.
•	J.Crew revenues decreased 7.4% to $488.0 million, with comparable J.Crew sales down 9.2%.
•	Madewell revenues increased 11.8% to $88.0 million, with comparable Madewell sales up 4.1%.
•	Income from operations increased to $20.0 million.
•	We opened one J.Crew retail store, five J.Crew Mercantile stores and three Madewell stores. We closed two J.Crew retail stores.

A summary of revenues by brand for the first nine months is as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended October 29, 2016	For the Thirty-nine Weeks Ended October 31, 2015
J.Crew	$1,445.5	$1,542.2
Madewell	238.7	208.5
Other(a)	46.3	44.2
Total revenues	$1,730.5	$1,794.9

(a)Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of highlights for the first nine months is as follows:

•	Revenues decreased 3.6% to $1,730.5 million, with comparable company sales down 7.2%.
•	J.Crew revenues decreased 6.3% to $1,445.5 million, with comparable J.Crew sales down 8.8%.
•	Madewell revenues increased 14.5% to $238.7 million, with comparable Madewell sales up 4.2%.
•	Income from operations increased to $34.0 million.
•	We opened two J.Crew retail stores, one J.Crew factory store, 12 J.Crew Mercantile stores and seven Madewell stores. We closed two J.Crew retail stores.

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

Results of Operations – Third Quarter of Fiscal 2016 compared to Third Quarter of Fiscal 2015

	For the Thirteen Weeks Ended October 29, 2016		For the Thirteen Weeks Ended October 31, 2015		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$593.2	100.0%	$619.4	100.0%	$(26.2)	(4.2)%
Gross profit	225.9	38.1	239.2	38.6	(13.3)	(5.6)
Selling, general and administrative expenses	204.5	34.5	201.8	32.6	2.7	1.3
Impairment losses	1.3	0.2	845.9	NM	(844.6)	(99.8)
Income (loss) from operations	20.0	3.4	(808.5)	NM	828.5	NM
Interest expense, net	20.7	3.5	17.6	2.8	3.1	17.6
Provision (benefit) for income taxes	7.2	1.2	(66.4)	(10.7)	73.6	NM
Net loss	$(7.9)	(1.3)%	$(759.7)	NM %	$751.8	99.0%

Revenues

Total revenues decreased $26.2 million, or 4.2%, to $593.2 million in the third quarter of fiscal 2016 from $619.4 million in the third quarter last year, driven primarily by a decrease in sales of women’s apparel, specifically knits, pants and sweaters. Comparable company sales decreased 7.5% following a decrease of 10.6% in the third quarter last year.

J.Crew sales decreased $38.9 million, or 7.4%, to $488.0 million in the third quarter of fiscal 2016 from $526.9 million in the third quarter last year. J.Crew comparable sales decreased 9.2% following a decrease of 12.0% in the third quarter last year.

Madewell sales increased $9.3 million, or 11.8%, to $88.0 million in the third quarter of fiscal 2016 from $78.7 million in the third quarter last year. Madewell comparable sales increased 4.1% following an increase of 1.0% in the third quarter last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended October 29, 2016	For the Thirteen Weeks Ended October 31, 2015
Apparel:
Women’s	55%	55%
Men’s	22	22
Children’s	8	8
Accessories	15	15
	100%	100%

Other revenues increased $3.4 million to $17.2 million in third quarter of fiscal 2016 from $13.8 million in the third quarter last year, primarily a result of revenue from third party resellers.

Gross Profit

Gross profit decreased $13.3 million to $225.9 million in the third quarter of fiscal 2016 from $239.2 million in the third quarter last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(13.7)
Increase in merchandise margin	2.0
Increase in buying and occupancy costs	(1.6)
Decrease in gross profit	$(13.3)

Gross margin decreased to 38.1% in the third quarter of fiscal 2016 from 38.6% in the third quarter last year. The decrease in gross margin was driven by: (i) an 80 basis point increase in buying and occupancy costs as a percentage of revenues, reduced by (ii) a 30 basis point increase in merchandise margin due to favorable product costs offset by increased markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.7 million to $204.5 million in the third quarter of fiscal 2016 from $201.8 million in the third quarter last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Increase in consulting fees	$4.4
Decrease in insurance recoveries and settlements	3.3
Increase in share-based and incentive compensation	1.6
Decrease in advertising and catalog costs	(2.5)
Corporate occupancy actions	(4.1)
Total increase in selling, general and administrative expenses	$2.7

As a percentage of revenues, selling, general and administrative expenses increased to 34.5% in the third quarter of fiscal 2016 from 32.6% in the third quarter last year.

Impairment Losses

Impairment losses were $1.3 million in the third quarter of fiscal 2016 compared to $845.9 million in the third quarter last year. The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	For the Thirteen Weeks Ended October 29, 2016	For the Thirteen Weeks Ended October 31, 2015
Goodwill allocated to the J.Crew reporting unit	$—	$675.9
Intangible asset related to the J.Crew trade name	—	170.0
Long-lived assets	1.3	—
Impairment losses	$1.3	$845.9

Interest Expense, Net

Interest expense, net of interest income, increased $3.1 million to $20.7 million in the third quarter of fiscal 2016 from $17.6 million in the third quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended October 29, 2016	For the Thirteen Weeks Ended October 31, 2015
Term Loan Facility	$15.5	$15.6
Realized hedging losses	3.2	—
Amortization of deferred financing costs and debt discount	1.3	1.3
Other, net of interest income	0.7	0.7
Interest expense, net	$20.7	$17.6

Provision (Benefit) for Income Taxes

The effective tax rate for the third quarter of fiscal 2016 was not meaningful due to a break-even loss before income taxes. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) the recognition of domestic and foreign valuation allowances, (ii) lower rates in certain foreign jurisdictions, and (iii) reserves for uncertain tax positions.

In the third quarter of fiscal 2016, we recorded a charge of $6.8 million for a valuation allowance related to our net deferred tax assets. We will continue to assess the likelihood that the deferred tax assets will be realizable at the end of each reporting period and the valuation allowance will be adjusted accordingly.

The effective tax rate for the third quarter of fiscal 2015 was 8%. The difference between the U.S. federal statutory rate of 35% and the effective rate was driven primarily by the non-cash impairment charge related to the write off of goodwill, which is not tax deductible, and therefore has no tax benefit. Other items impacting the effective rate include state and local income taxes and the recognition of certain foreign valuation allowances.

Net Loss

Net loss decreased $751.8 million to $7.9 million in the third quarter of fiscal 2016 from $759.7 million in the third quarter last year. This decrease was due to: (i) lower impairment losses of $844.6 million, offset by (ii) an increase in the provision for income taxes of $73.6 million, (iii) a decrease in gross profit of $13.3 million, (iv) an increase in interest expense of $3.1 million and (v) an increase in selling, general and administrative expenses of $2.7 million.

Results of Operations – First Nine months of Fiscal 2016 compared to First Nine months of Fiscal 2015

	For the Thirty-nine Weeks Ended October 29, 2016		For the Thirty-nine Weeks Ended October 31, 2015		Variance Increase /(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,730.5	100.0%	$1,794.9	100.0%	$(64.4)	(3.6)%
Gross profit	634.0	36.6	659.1	36.7	(25.1)	(3.8)
Selling, general and administrative expenses	593.3	34.3	605.3	33.7	(12.0)	(2.0)
Impairment losses	6.7	0.4	1,380.3	76.9	(1,373.6)	(99.5)
Income (loss) from operations	34.0	2.0	(1,326.5)	(73.9)	1,360.5	NM
Interest expense, net	59.5	3.4	52.3	2.9	7.2	13.7
Benefit for income taxes	(1.0)	(0.1)	(143.2)	(8.0)	142.2	99.3
Net loss	$(24.6)	(1.4)%	$(1,235.6)	(68.8)%	$1,211.0	98.0%

Revenues

Total revenues decreased $64.4 million, or 3.6%, to $1,730.5 million in the first nine months of fiscal 2016 from $1,794.9 million in the first nine months last year, driven primarily by a decrease in sales of (i) women’s apparel, specifically knits, shorts and pants and (ii) accessories, specifically jewelry. Comparable company sales decreased 7.2% following a decrease of 10.0% in the first nine months last year.

J.Crew sales decreased $96.7 million, or 6.3%, to $1,445.5 million in the first nine months of fiscal 2016 from $1,542.2 million in the first nine months last year. J.Crew comparable sales decreased 8.8% following a decrease of 11.7% in the first nine months last year.

Madewell sales increased $30.2 million, or 14.5%, to $238.7 million in the first nine months of fiscal 2016 from $208.5 million in the first nine months last year. Madewell comparable sales increased 4.2% following an increase of 6.2% in the first nine months last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirty-nine Weeks Ended October 29, 2016	For the Thirty-nine Weeks Ended October 31, 2015
Apparel:
Women’s	55%	55%
Men’s	23	23
Children’s	8	7
Accessories	14	15
	100%	100%

Other revenues increased $2.1 million to $46.3 million in first nine months of fiscal 2016 from $44.2 million in the first nine months last year.

Gross Profit

Gross profit decreased $25.1 million to $634.0 million in the first nine months of fiscal 2016 from $659.1 million in the first nine months last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(32.4)
Increase in merchandise margin	16.7
Increase in buying and occupancy costs	(9.4)
Decrease in gross profit	$(25.1)

Gross margin decreased to 36.6% in the first nine months of fiscal 2016 from 36.7% in the first nine months last year. The decrease in gross margin was driven by: (i) a 110 basis point increase in buying and occupancy costs as a percentage of revenues, reduced by (ii) a 100 basis point increase in merchandise margin due to favorable product costs offset by increased markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $12.0 million to $593.3 million in the first nine months of fiscal 2016 from $605.3 million in the first nine months last year. This decrease primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Corporate occupancy actions	$(11.7)
Decrease in advertising and catalog costs	(9.2)
Charges related to a workforce reduction last year	(4.8)
Decrease in operating and corporate expenses	(2.6)
Foreign currency transaction gains	(1.6)
Increase in severance costs	2.1
Increase in share-based and incentive compensation	3.5
Decrease in insurance recoveries and settlements	3.7
Increase in legal expense and settlement costs	4.1
Increase in consulting fees	4.5
Total decrease in selling, general and administrative expenses	$(12.0)

As a percentage of revenues, selling, general and administrative expenses increased to 34.3% in the first nine months of fiscal 2016 from 33.7% in the first nine months last year.

Impairment Losses

Impairment losses were $6.7 million in the first nine months of fiscal 2016 compared to $1,380.3 million in the first nine months last year. The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	For the Thirty-nine Weeks Ended October 29, 2016	For the Thirty-nine Weeks Ended October 31, 2015
Goodwill allocated to the J.Crew reporting unit	$—	$1,016.8
Intangible asset related to the J.Crew trade name	—	360.3
Long-lived assets	6.7	3.2
Impairment losses	$6.7	$1,380.3

Interest Expense, Net

Interest expense, net of interest income, increased $7.2 million to $59.5 million in the first nine months of fiscal 2016 from $52.3 million in the first nine months last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended October 29, 2016	For the Thirty-nine Weeks Ended October 31, 2015
Term Loan Facility	$46.6	$47.0
Realized hedging losses	7.3	0.2
Amortization of deferred financing costs and debt discount	3.8	3.8
Other, net of interest income	1.8	1.3
Interest expense, net	$59.5	$52.3

Benefit for Income Taxes

The effective tax rate for the first nine months of fiscal 2016 was 4%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) the recognition of domestic and foreign valuation allowances, (ii) lower rates in certain foreign jurisdictions, and (iii) reserves for uncertain tax positions.

In the third quarter of fiscal 2016, we recorded a charge of $6.8 million for a valuation allowance related to our net deferred tax assets. We will continue to assess the likelihood that the deferred tax assets will be realizable at the end of each reporting period and the valuation allowance will be adjusted accordingly.

The effective tax rate for the first nine months of fiscal 2015 was 10%. The difference between the U.S. federal statutory rate of 35% and the effective rate was driven primarily by the non-cash impairment charge related to the write off of goodwill, which is not tax deductible, and therefore has no tax benefit. Other items impacting the effective rate include state and local income taxes and the recognition of certain foreign valuation allowances.

Net Loss

Net loss decreased $1,211.0 million to $24.6 million in the first nine months of fiscal 2016 from $1,235.6 million in the first nine months last year. This decrease was due to: (i) lower impairment losses of $1,373.6 million and (ii) a decrease in selling, general and administrative expenses of $12.0 million, offset by (iii) lower benefit for income taxes of $142.2 million, (iv) a decrease in gross profit of $25.1 million and (v) an increase in interest expense of $7.2 million.

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

Operating Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended October 29, 2016	For the Thirty-nine Weeks Ended October 31, 2015
Net loss	$(24.6)	$(1,235.6)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	80.3	76.9
Amortization of intangible assets	8.0	11.6
Reclassification of hedging losses to earnings	7.3	0.1
Impairment losses	6.7	1,380.3
Amortization of deferred financing costs and debt discount	3.8	3.8
Share-based compensation	0.8	2.1
Foreign currency transaction (gains) losses	(1.4)	0.1
Changes in operating assets and liabilities	(62.4)	(194.0)
Net cash provided by operating activities	$18.5	$45.3

Cash provided by operating activities of $18.5 million in the first nine months of fiscal 2016 resulted from: (i) non-cash adjustments of $105.5 million, partially offset by (ii) net loss of $24.6 million and (iii) changes in operating assets and liabilities of $62.4 million primarily due to seasonal working capital fluctuations, primarily increased merchandise inventories.

Cash provided by operating activities of $45.3 million in the first nine months of fiscal 2015 resulted from: (i) non-cash adjustments of $1,474.9 million, partially offset by (ii) net loss of $1,235.6 million and (iii) changes in operating assets and liabilities of $194.0 million due to the tax effect of the write off of an intangible asset and seasonal working capital fluctuations.

Investing Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended October 29, 2016	For the Thirty-nine Weeks Ended October 31, 2015
Capital expenditures:
New stores	$23.8	$36.8
Information technology	22.6	29.3
Other(1)	12.9	12.5
Net cash used in investing activities	$59.3	$78.6

(1)	Includes capital expenditures for warehouse and corporate office improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $85 to $90 million for fiscal year 2016, including $30 to $35 million for new stores, $30 to $35 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes.

Financing Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended October 29, 2016	For the Thirty-nine Weeks Ended October 31, 2015
Principal repayments of Term Loan Facility	$(7.8)	$(11.7)
Dividend and contribution to Parent	—	(38.2)
Net borrowings under the ABL Facility	—	20.0
Net cash used in financing activities	$(7.8)	$(29.9)

Cash used in financing activities of $7.8 million in the first nine months of fiscal 2016 resulted from the principal repayments of the Term Loan Facility.

Cash used in financing activities of $29.9 million in the first nine months of fiscal 2015 resulted from: (i) the payment of dividends to an indirect parent company to fund debt service obligations and (ii) principal repayments of the Term Loan Facility, partially offset by (iii) net borrowings under the ABL Facility.

Financing Arrangements

ABL Facility

We have an ABL Facility, which is governed by a credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders, which provides for a $350 million senior secured asset-based revolving line of credit (which may be increased by up to $25 million in certain circumstances), subject to a borrowing base limitation. The borrowing base under the ABL Facility equals the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to $300 million, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the maturity date of December 10, 2019. On November 17, 2016, the ABL Facility was amended to extend the scheduled maturity date from December 10, 2019 to November 17, 2021.

On October 29, 2016, standby letters of credit were $21.0 million, excess availability, as defined, was $329.0 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $11.3 million and $18.1 million in the first nine months of fiscal 2016 and fiscal 2015, respectively.

As of the date of this report, there were outstanding borrowings of $10 million under the ABL Facility with excess availability of approximately $320 million.

Demand Letter of Credit Facility

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On October 29, 2016, outstanding documentary letters of credit were $16.8 million, and aggregate availability under these facilities was $53.2 million.

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

The interest rate on the borrowings outstanding amounts under the Term Loan Facility was 4.00% on October 29, 2016.

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

On October 28, 2016, the Issuer delivered notice to U.S. Bank N.A., as trustee, under the indenture governing the PIK Notes, that with respect to the interest that will be due on such notes on the May 1, 2017 interest payment date, the Issuer will make such interest payment by paying in kind at the PIK interest rate of 8.50% instead of paying in cash. The PIK election will increase the outstanding principal balance of the PIK Notes by $23.1 million to $566.5 million. Therefore, we will not pay a dividend to the Issuer in the first quarter of fiscal 2017 to fund a semi-annual interest payment. Pursuant to the terms of the indenture governing the PIK Notes, the Issuer intends to evaluate this option prior to the beginning of each interest period based on relevant factors at that time.

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures, (ii) debt service requirements, including required (a) quarterly principal repayments, (b) repayments, if any, based on annual excess cash flows, if any, as defined and (c) dividends to the Issuer, when required, for the purposes of servicing debt, and (iii) working capital. Management anticipates that capital expenditures in fiscal 2016 will be approximately $85 to $90 million, including $30 to $35 million for new stores, $30 to $35 million for information technology enhancements, $10 to $15 million for warehouse and corporate office improvements, and the remainder for store renovations and general corporate purposes. In the fourth quarter of fiscal 2016, we expect to close 13 stores.

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

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of October 29, 2016, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$21.0	$20.1	$0.9	$—	$—
Documentary	16.8	16.8	—	—	—
	$37.8	$36.9	$0.9	$—	$—

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. As of October 29, 2016, we have accrued an immaterial amount of charges for certain legal contingencies in connection with ongoing claims and litigation. In addition, there are certain other claims and legal proceedings pending against us for which accruals have not been established.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 includes a detailed discussion of certain risks that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed.

ITEM 5. OTHER INFORMATION

On November 17, 2016, the Company, Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto entered into the Fifth Amendment to Credit Agreement and Consent to release of Mortgages (the “Fifth Amendment”), which modifies the Company’s ABL Facility. The Fifth Amendment amends the ABL Facility to, among other things, extend the scheduled maturity date from December 10, 2019 to November 17, 2021, subject to a springing maturity construct relating to the Company’s term loans more fully described in the Fifth Amendment.

The foregoing description of the Fifth Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Fifth Amendment, which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q and is incorporated by reference herein.

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

10.1

Fifth Amendment to Credit Agreement and Consent to release of Mortgages, dated as of November 17, 2016, by and among J. Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto.*

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at October 29, 2016 and January 30, 2016, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended October 29, 2016 and October 31, 2015, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the thirty-nine weeks ended October 29, 2016 and the fifty-two weeks ended January 30, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: November 22, 2016	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2016	By:	/S/ MICHAEL J. NICHOLSON
Michael J. Nicholson
President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: November 22, 2016	By:	/S/ JEREMY BROOKS
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

10.1

Fifth Amendment to Credit Agreement and Consent to release of Mortgages, dated as of November 17, 2016, by and among J. Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto.*

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at October 29, 2016 and January 30, 2016, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended October 29, 2016 and October 31, 2015, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the thirty-nine weeks ended October 29, 2016 and the fifty-two weeks ended January 30, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.