Form 10-K
period 2017-01-28
J CREW GROUP INC
filed 2017-03-21
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

There were 1,000 shares of the Company’s $0.01 par value common stock outstanding on March 17, 2017.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness and the indebtedness of our indirect parent, the retirement, repurchase or exchange of our indebtedness or the indebtedness of our indirect parent, our substantial lease obligations, our ability to anticipate and timely respond to changes in trends and customer preferences, the strength of the global economy, declines in consumer spending or changes in seasonal consumer spending patterns, competitive market conditions, our ability to attract and retain key personnel, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, product offerings, sales channels and businesses, our ability to implement our growth strategy, material disruption to our information systems, our ability to implement our real estate strategy, adverse or unseasonable weather interruptions in our foreign sourcing operations, and other factors which are set forth under the heading “Risk Factors.” There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

“J.Crew,” the “Company,” “we,” “us” and “our” refer to J.Crew Group, Inc. (“Group”) and its wholly owned subsidiaries. “Parent” refers to Group’s ultimate parent, Chinos Holdings, Inc.

Overview

J.Crew is an internationally recognized multi-brand apparel and accessories retailer that differentiates itself through high standards of quality, style, design and fabrics. We are a vertically-integrated omni-channel specialty retailer that operates stores and websites both domestically and internationally. We design, market and sell our products, including those under the J.Crew® and Madewell® brands, offering complete assortments of women’s, men’s and children’s apparel and accessories. We believe our customer base consists primarily of college-educated, professional and fashion-conscious women and men.

We sell our J.Crew and Madewell merchandise primarily through our retail and factory stores, our websites and our catalogs. As of January 28, 2017, we operated 281 J.Crew retail stores, 181 J.Crew factory stores (including 39 J.Crew Mercantile® stores), and 113 Madewell stores throughout the United States, Canada, the United Kingdom, Hong Kong and France; compared to 287 J.Crew retail stores, 161 J.Crew factory stores (including 10 J.Crew Mercantile stores), and 103 Madewell stores as of January 30, 2016.

Our fiscal year ends on the Saturday closest to January 31, typically resulting in a 52-week year, but occasionally includes an additional week, resulting in a 53-week year. All references to fiscal 2016 reflect the results of the 52-week period ended January 28, 2017; all references to fiscal 2015 reflect the results of the 52-week period ended January 30, 2016; and all references to fiscal 2014 reflect the results of the 52-week period ended January 31, 2015. In addition, all references to fiscal 2017 reflect the 53-week period ending February 3, 2018.

We were incorporated in the State of New York in 1988 and reincorporated in the State of Delaware in October 2005. Our principal executive offices are located at 770 Broadway, New York, NY 10003, and our telephone number is (212) 209-2500.

On March 7, 2011, J.Crew Group, Inc. was acquired by affiliates of TPG Capital, L.P. (together with such affiliates, “TPG”) and Leonard Green & Partners, L.P. (“LGP” and together with TPG, the “Sponsors”) in a transaction, referred to as the “Acquisition.” As a result of the Acquisition, our stock is no longer publicly traded. Currently, the issued and outstanding shares of J.Crew Group, Inc. are indirectly owned by affiliates of the Sponsors, certain co-investors and members of management.

Brands and Merchandise

We project our brand image through consistent creative messaging in our store environments, websites and catalogs and with our high-quality customer service. We maintain our brand image by exercising substantial control over the design, production, presentation and pricing of our merchandise and by selling our products primarily ourselves. Senior management is extensively involved in all phases of our business including product design and sourcing, assortment planning, store selection and design, website experience and the selection of photography used in our brand imaging.

J.Crew. Introduced in 1983, J.Crew offers a complete assortment of women’s and men’s apparel and accessories, including outerwear, suiting, casual attire, swimwear, shoes, handbags, belts, socks, jewelry and more. J.Crew offers products ranging from casual t-shirts and denim to limited edition “collection” items, such as hand-embellished sweaters and coats, Italian cashmere, limited edition prints and patterns, and vintage inspired details. We also offer a curated selection of other brands that we have partnered with offering unique, hard-to-find items consistent with our brand philosophy. J.Crew products are sold primarily through our J.Crew retail and factory stores and our J.Crew and factory websites. Our J.Crew catalog provides a branding vehicle that supports all channels of distribution.

Introduced in 2006, crewcuts reflects the same high standard of quality, style and design that we offer under the J.Crew brand. Crewcuts offers a product assortment of apparel and accessories for the children’s market. Crewcuts products are sold through stand-alone retail and factory stores, shop-in-shops in our J.Crew retail and factory stores and our J.Crew and factory websites.

In fiscal 2015, we launched J.Crew Mercantile, which features a collection of value-driven merchandise with classic J.Crew style for women, men and children. The collection, previously only available in our J.Crew factory stores and online, is now available at J.Crew Mercantile stores. Located in retail centers, J.Crew Mercantile stores make our factory assortment more accessible to customers.

Madewell. Introduced in 2006, Madewell is a modern women’s denim brand with workwear roots. Denim is at the core of everything Madewell does: from jeans that fit perfectly to the pieces—tees, ankle boots, leather jackets—that women want to wear with them. We describe our brand as effortless, cool, artful, and unexpected. The products are sold primarily at Madewell stores and online.

A summary of our revenues by brand is as follows:

(in millions, except percentages)	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
J.Crew	$2,018.1	83.2%	$2,146.7	85.7%	$2,295.1	89.0%
Madewell	341.6	14.1	301.0	12.0	245.3	9.5
Other(a)	65.8	2.7	58.1	2.3	39.3	1.5
Total	$2,425.5	100.0%	$2,505.8	100.0%	$2,579.7	100.0%

(a)	Consists primarily of shipping and handling fees and revenues from third-party resellers.

Stores

J.Crew Retail. Our J.Crew retail stores are located in upscale regional malls, lifestyle centers and street locations. Our retail stores are designed and fixtured with the goal of creating a distinctive, sophisticated and inviting atmosphere, with displays and information about product quality. We believe situating our stores in desirable locations is critical to the success of our business, and we determine store locations, as well as individual store sizes, based on geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other high-end specialty retail stores. As of January 28, 2017, we operated 281 J.Crew retail stores (including eight crewcuts stores) throughout the United States, Canada, the United Kingdom, Hong Kong, and France.

Our J.Crew retail stores averaged approximately 6,200 square feet as of January 28, 2017, but are “sized to the market,” which means that we adjust the size of a particular retail store based on the projected revenues from that store. Our retail stores range in size from a 21,000 square foot store in New York City to small crewcuts and men’s shops of approximately 900 square feet.

J.Crew Factory. Our J.Crew factory stores are located primarily in large outlet malls and are designed with simple, volume driving visuals to maximize the sale of key items. In fiscal 2015, we launched our J.Crew Mercantile store concept, which are located in traditionally full price retail malls and hybrid centers, and therefore make our factory assortment more accessible to customers. We design and develop a dedicated line of value-driven merchandise for our J.Crew factory stores, J.Crew Mercantile stores and jcrewfactory.com, inspired by classic J.Crew style. As of January 28, 2017, we operated 181 J.Crew factory stores (including three crewcuts factory stores and 39 J.Crew Mercantile stores) throughout the United States and Canada.

Our J.Crew factory stores averaged approximately 5,700 square feet as of January 28, 2017, and are also “sized to the market.” Our factory stores range in size from a 10,300 square foot store in New York to a 1,500 square foot store in Florida.

Madewell. Our Madewell stores are located in upscale regional malls, lifestyle centers and street locations. Each Madewell store is thoughtfully designed with the aesthetic of a downtown boutique in mind, while also reflecting high quality and sophistication. As of January 28, 2017, we operated 113 Madewell stores throughout the United States.

Our Madewell stores averaged approximately 3,500 square feet as of January 28, 2017. Our Madewell stores range in size from a 9,600 square foot store in Washington, D.C. to a 2,500 square foot store in Brooklyn.

A summary of the number of stores that we opened or closed over the past three fiscal years is as follows:

	J.Crew
	Retail	Factory	Mercantile	Total	Madewell	Total
Fiscal 2014:
Beginning of year	265	121	—	386	65	451
New	17	18	—	35	20	55
Closed	(2)	—	—	(2)	—	(2)
End of year	280	139	—	419	85	504
Fiscal 2015:
Beginning of year	280	139	—	419	85	504
New	11	12	10	33	18	51
Closed	(4)	—	—	(4)	—	(4)
End of year	287	151	10	448	103	551
Fiscal 2016:
Beginning of year	287	151	10	448	103	551
New	3	2	19	24	10	34
Converted to J.Crew Mercantile	(1)	(9)	10	—	—	—
Closed	(8)	(2)	—	(10)	—	(10)
End of year	281	142	39	462	113	575

E-commerce

We also serve customers through our e-commerce business, which includes websites for the J.Crew, factory and Madewell brands. Our websites allow customers to purchase our merchandise over the Internet and include jcrew.com, jcrewfactory.com and madewell.com, and in responsive formats available on mobile phones and tablets. We also use our websites to sell exclusive styles not available in stores, introduce and test new product offerings, offer extended sizes and colors on various products, and drive targeted marketing campaigns. Additionally, we utilize a third party to accept and fulfill online orders from customers in over 100 countries outside of the United States.

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

Shared Resources That Support Our Brands

Design and Merchandising

On the basis of data collected from customers through our e-commerce business, we believe our customer base consists primarily of college-educated, professional and fashion-conscious women and men. We seek to appeal to our customers by creating high quality products that reflect our customers’ aspirational and active lifestyles across a broad range of price points.

We believe one of our key strengths is our design team, which designs merchandise that reinforces our constantly evolving brands. Our collections are designed to reflect a clean and fashionable aesthetic that incorporates high quality fabrics and construction as well as consistent fits and detailing.

Our products are developed in four seasonal collections and are rolled-out for monthly product introductions in our stores, on our websites and in our catalogs. The design process begins with our designers developing seasonal collections eight to 12 months in advance. Our designers travel domestically and internationally to develop color and design ideas. Once the design team has developed a season’s color palette and design concepts, they order a sample assortment in order to evaluate the details of the collection, such as how color takes to a particular fabric. The design team then presents the collection to senior management. The presentation reflects the design team’s vision, from color direction and flow, to styling and silhouette evolution.

Our teams work closely with each other in order to leverage market data, ensure the quality of our products and remain true to our unified brand aesthetic and voice. Our technical design team develops construction and fit specifications for every product, to enable quality workmanship and consistency across product lines.

Because our product offerings originate from a single concept assortment, we believe that we are able to efficiently offer an assortment of styles within each season’s line while still maintaining a unified vision. As a final step that is intended to ensure image consistency, our senior management reviews the full line of products for each season before they are manufactured.

Marketing and Advertising

As part of our omni-strategy, we communicate a consistent brand message across our stores, our websites, our direct mail, email marketing, online advertising, and our social media presence. Our core marketing objectives are structured to drive awareness and differentiation of our brands, increase new customer acquisition, maintain and build customer retention and loyalty, and enhance brand awareness globally.

Digital marketing and social media have played an important part of our strategy and are among our most effective marketing tools. Additionally, we have redesigned and upgraded our mobile responsive site, which features a more intuitive and user-friendly experience for shoppable content. This redesign supports our ongoing initiative to serve our customers with an integrated omni-channel shopping experience.

We offer a private-label credit card in our J.Crew brand which is issued and serviced by a third-party provider. In fiscal 2016, sales on the J.Crew credit card made up approximately 15% of our net sales. We believe that our credit card program encourages frequent store and website visits and promotes multiple-item purchases, thereby cultivating customer loyalty to the J.Crew brand and increasing sales. The J.Crew credit card offers rewards based on customer spend.

Sourcing

We source our merchandise in two ways: (i) through the use of buying agents, and (ii) by purchasing merchandise directly from trading companies and manufacturers. We have no long-term merchandise supply contracts, and we typically transact business on an order-by-order basis. In fiscal 2016, we worked with 9 buying agents, who supported our relationships with vendors that supplied approximately 62% of our merchandise, with one of these buying agents supporting our relationships with vendors that supplied approximately 48% of our merchandise. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with the vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in the factories, inspecting finished merchandise and carrying out other administrative communications on our behalf. In fiscal 2016, we worked with a number of trading companies, through which we purchased approximately 21% of our merchandise. Trading companies control factories that manufacture merchandise and also handle certain other shipping and customs matters related to importing the merchandise into the United States. We sourced the remaining 17% of our merchandise directly from manufacturers within the United States and overseas, the majority of whom we have long-term, and in our opinion, stable relationships.

Our sourcing base currently consists of 200 vendors who operate 339 factories in 25 countries. Our top 10 vendors supply 40% of our merchandise. Each of our top 10 vendors uses multiple factories to produce its merchandise, which we believe gives us a high degree of flexibility in placing production of our merchandise. We believe we have developed strong relationships with our vendors, some of which rely upon us for a significant portion of their business.

In fiscal 2016, approximately 86% of our merchandise was sourced in Asia (with 58% of our products sourced from China and Hong Kong), 11% was sourced in Europe and other regions, and 3% was sourced in the United States. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution

We own a 282,000 square foot facility in Asheville, North Carolina that houses our distribution operations for our stores. This facility employed approximately 320 full and part-time associates as of January 28, 2017. Merchandise is transported from this distribution center to our stores by independent trucking companies, with a transit time of approximately two to five days.

We also own two facilities in Lynchburg, Virginia with a combined total square footage of 488,700 square feet. These facilities contain a customer call center and order fulfillment operations for our e-commerce business. The Lynchburg facilities employed approximately 1,170 full and part-time associates as of January 28, 2017. These facilities employ approximately 170 additional associates during our peak season. Merchandise sold through our e-commerce business is sent directly to domestic customers from this distribution center or our stores via the United States Postal Service, or UPS. We utilize a third party to accept and fulfill online orders from customers in over 100 countries outside of the United States.

In fiscal 2016, we commenced discussions regarding sale-lease back transactions of our distribution facilities.

We lease a 45,800 square foot customer call center in San Antonio, Texas. This facility employed approximately 330 full and part-time associates as of January 28, 2017. This facility employs approximately 80 additional associates during our peak season.

Management Information Systems

Our management information systems are designed to provide comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing, distribution, financial reporting, and analytical functions of our business. Our in-store point-of-sale systems, e-commerce platforms and support systems provide the omni-channel capability to enable us to track inventory from store receipt to final sale on a real-time basis. We have an agreement with a third party to provide hosting services and administrative support for portions of our infrastructure, and utilize cloud based systems in addition to those hosted on premise.

We believe our merchandising and financial systems, coupled with our point-of-sale and e-commerce systems, allow for item-level stock replenishment, merchandise planning and real-time inventory accounting capabilities. Our telephone and call center systems, warehouse package sorting systems, automated warehouse locator, order management systems and inventory tracking systems use current technology, and are designed with our highest-volume periods in mind, which results in substantial flexibility and ample capacity in our lower-volume periods. We also subject our systems to stress and volume testing during off-peak periods to be better positioned for optimal performance during our peak season. We are investing in expanding and upgrading our information systems including our omni-channel capabilities, networks and infrastructure to provide cost effective scalability and reliability to support future growth.

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

Our business is seasonal and as a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly December when customers make holiday purchases. In fiscal 2016, we realized approximately 29% of our revenues in the fourth fiscal quarter.

Competition

The specialty retail industry is highly competitive. We compete primarily with specialty retailers, department stores, catalog retailers and e-commerce businesses that engage in the sale of women’s, men’s and children’s apparel, accessories, shoes and similar merchandise. We compete on quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of our brands, as well as our omni-channel strategy which focuses on a seamless approach to the customer experience through all available sales channels. We believe that we also differentiate ourselves from competitors on the basis of our signature product design, our ability to offer both designer-quality products at higher price points and more casual items at lower price points, our focus on the quality of our product offerings and our customer-service oriented culture. We believe our success depends in substantial part on our ability to originate, define and communicate product and fashion trends as well as to timely anticipate, predict and react to changing consumer demands.

Associates

As of January 28, 2017, we had approximately 14,500 associates, of whom approximately 5,400 were full-time associates and 9,100 were part-time associates. Approximately 1,170 of these associates are employed in our customer call center and order fulfillment operations facilities in Lynchburg, Virginia; approximately 320 of these associates work in our store distribution center in Asheville, North Carolina; and approximately 330 of these associates work in our call center in San Antonio, Texas. In addition, approximately 3,400 associates are hired on a seasonal basis in these facilities and our stores to meet demand during the peak season. None of our associates are represented by a union. We have had no labor-related work stoppages and we believe our relationship with our associates is good.

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

Risks Related to Our Business and Our Industry

If we are unable to predict fashion trends or react to changing consumer preferences in a timely manner, our sales will decrease.

We believe our success depends in substantial part on our ability to:

•	originate and define product and fashion trends,
•	anticipate, predict and react to changing consumer demands in a timely manner, and
•	translate market trends into desirable, saleable products far in advance of their offerings in our stores, on our websites, and in our catalogs.

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

The specialty retail industry is cyclical, and a decline in consumer spending on apparel and accessories could reduce our sales and profitability.

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

We rely on the experience and skills of key personnel, the loss of whom could have a material adverse effect on our business.

We believe we have benefited substantially from the leadership and strategic guidance of our chief executive officer and other key executives, who are primarily responsible for executing our strategy. The loss, for any reason, of the services of any of these individuals and any negative market or industry perception arising from such loss could have a material adverse effect on our business. Our key executives have substantial experience and expertise in the specialty retail industry and have made significant contributions to our growth and success. The unexpected loss of one or more of these individuals could delay the development and introduction of, and harm our ability to sell, our merchandise. In addition, products we develop without the guidance and direction of these key personnel may not receive the same level of acceptance.

Our success depends in part on our ability to attract and retain key personnel. Competition for this experienced talent is intense, and we may not be able to attract and retain a sufficient number of qualified personnel in the future.

Our expanded product offerings, new sales channels, new brands and concepts and international expansion may not be successful, and implementation of these strategies may divert our operational, managerial, financial and administrative resources, which could impact our competitive position.

We have grown our business in recent years by expanding our product offerings and sales channels, including by marketing our Madewell brand of women’s apparel and accessories and launching J.Crew Mercantile. We have opened stores in Canada, the United Kingdom, Hong Kong and France and expanded our international e-commerce business. In fiscal 2015, we launched our J.Crew Mercantile store concept, which are located in traditionally full price retail malls and hybrid centers, and therefore make our factory assortment more accessible to customers. These strategies to expand new brands and concepts and to expand internationally involve various risks discussed elsewhere in these risk factors, including:

•	implementation may be delayed or may not be successful,
•

if our expanded product offerings and sales channels or our international growth efforts fail to maintain and enhance the distinctive identity of our brands, our brands’ images may be diminished and our sales may decrease,

•	if customers do not respond to these brands and concepts, product offerings and sales channels as anticipated, these strategies may not be profitable on a larger scale, and
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

Our customers are seeking an omni-channel shopping experience through the integration of store and digital shopping channels.  We have implemented systems to manage our inventory efficiently across all channels and to ship merchandise from stores to customers. We have enhanced our mobile experience and we continue to explore additional capabilities to broaden our omni-channel experience, including order online and pick up in the store, and various capacity and efficiency enhancements. However, these initiatives involve significant investments in information technology systems and significant operational changes, and the rapid pace of technological change may require us to incur costs to implement new systems and platforms to provide a desirable shopping experience for our customers.  We may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our customers and might lack sufficient resources to make the necessary investments in technology to compete with our competitors. In addition, our competitors are also investing in omni-channel capabilities, some of which may be more successful than our initiatives. If we do not implement and expand our omni-channel initiatives successfully or we do not realize our anticipated return on these investments, then our operating results could be negatively impacted and we could fail to meet our strategic and financial goals.

Our growth strategy also includes international expansion of our brands. We have stores in Canada, the United Kingdom, Hong Kong and France and expanded our online presence to over 100 countries. We may open stores in additional countries in the future where brand recognition may be limited. We do not have experience operating in these regions and we will face established competition in most of these markets. Many of these countries have different operational and legal requirements, including, but not limited to, employment and labor, transportation, logistics, real estate, product labelling, product safety, consumer protection, data privacy and local reporting requirements. Consumer tastes, sizes and trends may differ from country to country and there may be seasonal differences, which, if we do not anticipate, may result in lower sales and/or margins for our products. Our success internationally could also be adversely impacted by the global economy, fluctuations in foreign currency exchange rates, changes in diplomatic or trade relationships, political instability and foreign government regulation.

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

As we execute our growth strategies, we may not adequately manage the related organizational changes needed for successful execution.  In addition, we may distract key resources related to our core business as a result of the focus on growth strategies.

Any material disruption of our information systems, or failure to maintain and develop our information systems, could disrupt our business and reduce our sales.

We are increasingly dependent on information systems to operate our websites, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Previously, we have experienced system interruptions which temporarily impaired our ability to capture, process and ship customer orders, and transfer product between channels. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed which could—especially if the disruption or slowdown occurred during the holiday season—result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. In addition, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers.  We are also subject to risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures. Our failure to successfully respond to these risks and uncertainties could reduce sales, increase costs and damage the reputation of our brands.

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

Our success depends on the value of the J.Crew and Madewell brands and our corporate reputation. The J.Crew and Madewell names are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Our brands could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity through traditional or social media platforms. Any of these events could result in decreases in sales.

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

Our real estate strategy may not be successful, and store locations may fail to produce desired results, which could impact our competitive position and profitability.

We expanded our store base by 24 net new stores in fiscal 2016. We regularly evaluate our existing store base and seek to identify opportunities, where available, to renegotiate the terms of those leases. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew our existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

•	identify suitable markets for new stores and available store locations,
•	anticipate the impact of changing economic and demographic conditions for new and existing store locations,
•	negotiate acceptable lease terms for new locations or renewal terms for existing locations,
•	hire and train qualified sales associates,
•	develop new merchandise and manage inventory effectively to meet the needs of new and existing stores on a timely basis,
•	foster current relationships and develop new relationships with vendors that are capable of supplying the required volume of merchandise, and
•	avoid construction delays and cost overruns in connection with the build-out of new stores.

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

Most of our stores are located in shopping malls or outlet centers. Sales at these stores are derived, in part, from the volume of traffic in those locations. Our stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores. Unfavorable economic conditions and changes in consumer behavior, particularly in certain regions, have adversely affected mall traffic and resulted in the closing of certain anchor stores and has threatened the viability of certain commercial real estate firms which operate major shopping malls. A continuation of this trend, including failure of a large commercial landlord or continued declines in the popularity of mall shopping generally among our customers, would reduce our sales and leave us with excess inventory. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

Our inability to maintain or increase comparable company sales could cause our earnings to decline.

If our future comparable company sales fail to meet expectations, our earnings could decline. In addition, our results have significantly fluctuated in the past and can be expected to continue to fluctuate in the future. For example, in the previous three fiscal years, our quarterly comparable company sales changes have ranged from an increase of 4.4% to a decrease of 11.4%. A variety of factors affect comparable company sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions.

In addition, the softening apparel demand in recent years has led to a more promotional environment across the specialty retail industry, which has impacted our promotional posture and our gross margins. In addition, this promotional pricing may have a negative effect on our brands’ images, which may be difficult to counteract even as the economy improves.

Various regions of the country experience extreme weather patterns.  Significant amounts of snow, wind, ice, flooding and other weather elements have caused and may continue to cause a greater number of store closures or lost revenue than we have historically experienced.

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

In fiscal 2016, approximately 97% of our merchandise was sourced from foreign factories. In particular, approximately 58% of our merchandise was sourced from China and Hong Kong. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. While substantially all of our foreign purchases of our products are negotiated and paid for in U.S. dollars, the cost of our products may be affected by fluctuations in the value of relevant foreign currencies. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, economic conditions, disruption of imports by labor disputes and local business practices.

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

A substantial portion of our e-commerce order fulfillment operations are housed in a single facility along with one of our customer call centers, while distribution operations for our stores are housed in another single facility. Although we maintain back-up systems for these facilities, we may not be able to prevent a significant interruption in our operations if one or both of these facilities were impacted by a natural disaster, accident, failure of the inventory locator or automated packing and shipping systems we use or other events. We have experienced interruptions in the past in connection with our website systems and while we have stabilized these systems, there can be no assurance that future interruptions will not occur. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

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

Trade restrictions, including increased tariffs, safeguards or quotas, on apparel and accessories could increase the cost or reduce the supply of merchandise available to us. We source our merchandise through buying agents and by purchasing directly from trading companies and manufacturers, predominately in Asia. There are quotas and trade restrictions on certain categories of goods and apparel from China and countries that are not subject to the World Trade Organization Agreement, which could have a significant impact on our sourcing patterns in the future. In addition, during, and following, the recent presidential election in the United States, there was discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs, including trade policies and tariffs regarding China where a 45 percent tariff on Chinese imports was specifically discussed as well as a disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products. The results of the presidential election have created significant uncertainty about the future relationship between the United States and countries in Asia. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity, restrict our sourcing from suppliers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in the Asia and elsewhere around the world. We cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items could increase the cost, delay shipping or reduce the supply of apparel available to us or may require us to modify our current business practices, any of which could hurt our profitability.

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

Our international revenues are a small percentage of our business that may increase as we expand internationally. As a result, our future revenues and results of operations could be impacted by changes in foreign currency exchange rates.  Revenues and certain expenses in markets outside the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.  In addition, our international subsidiaries transact in currencies other than their functional currency, primarily in respect of inventory purchases denominated in U.S. dollars, which could result in foreign currency transaction gains or losses. Finally, our vendors and suppliers may also be impacted by currency exchange rate fluctuations with respect to the purchase of fabric and other raw materials.

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

We have recognized substantial goodwill and intangible asset impairment losses in the past and may be required to recognize additional non-cash impairment losses in the future.

Certain factors, including consumer spending levels, industry and macroeconomic conditions, and the future profitability of our businesses, might have a negative impact on the carrying value of our goodwill, intangible assets and fixed assets. We could experience material impairment losses in the future. For example, during fiscal 2015, we recorded non-cash impairment charges of $1,382 million related to goodwill allocated to our J.Crew reporting unit, the intangible asset for our J.Crew trade name and certain long-lived assets. Although an impairment charge would be a non-cash expense, any impairment charges could materially increase our expenses and reduce our profitability. The process of testing goodwill and intangible assets for impairment involves numerous judgments, assumptions and estimates made by management including expected future profitability, cash flows and the fair values of assets and liabilities, which inherently reflect a high degree of uncertainty and may be affected by significant variability.  If the business climate deteriorates, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill and intangible assets may become impaired in future periods.  This would in turn have an adverse impact on our financial position and results of operations.

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

We could be subject to changes in our tax rates and the adoption of new U.S. or international tax legislation or exposed to additional tax liabilities in connection with our international operations, which could negatively impact our financial results.

We are subject to taxes in the U.S. and in foreign jurisdictions where our international subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including in the U.S.

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

We are highly leveraged. The total indebtedness of J.Crew and its subsidiaries at January 28, 2017 was $1,528 million, consisting of borrowings under our term loan credit facility, as amended and restated on March 5, 2014 (the “Term Loan Facility”). We can also borrow up to $350 million under our senior secured asset-based revolving line of credit, dated as of March 7, 2011 (as amended through and including November 17, 2016, the “ABL Facility”, and together with our Term Loan Facility, the “Senior Credit Facilities”), subject to a borrowing base limitation. As of January 28, 2017, our Senior Credit Facilities also allowed uncommitted incremental facilities in an aggregate amount of $300 million consisting of $200 million available as incremental term loan facilities and $100 million available as increased commitments under our ABL Facility. Additional incremental term loan facilities are permitted subject to our meeting certain conditions, including a pro forma total senior secured leverage ratio of less than or equal to 3.75 to 1.00.

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

During fiscal 2016, the Issuer made interest payments on the PIK Notes by paying in kind at the PIK interest rate of 8.50% instead of paying in cash. On October 28, 2016, the Issuer also delivered notice to U.S. Bank N.A., as trustee, under the indenture governing the PIK Notes, that with respect to the interest that will be due on such notes on the May 1, 2017 interest payment date, the Issuer will make such interest payment by paying in kind at the PIK interest rate of 8.50% instead of paying in cash. The PIK election will increase the outstanding principal balance of the PIK Notes by $23.1 million to $566.5 million. Therefore, we will not pay a dividend to the Issuer in the second quarter of fiscal 2017 to fund a semi-annual interest payment. Pursuant to the terms of the indenture governing the PIK Notes, the Issuer intends to evaluate this option prior to the beginning of each interest period based on relevant factors at that time.

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

We also have, and will continue to have, significant lease obligations. As of January 28, 2017, our minimum annual rental obligations under long-term operating leases for fiscal 2017 and fiscal 2018 are $190 million and $171 million, respectively.

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

We expect to pay interest of approximately $80 million in fiscal 2017, excluding any payments of dividends, if any, to the Issuer to fund debt service obligations.

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

In addition, under our Senior Credit Facilities, we are required to meet specified financial ratios in order to undertake certain actions, and under the ABL Facility in certain circumstances, we may be required to maintain certain levels of excess availability or meet a specified fixed charge coverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants in any Senior Credit Facility could result in a default under such Senior Credit Facility and, in some cases, the other Senior Credit Facility. Upon the occurrence of an event of default under any Senior Credit Facility, the lenders could elect to declare all amounts outstanding under such Senior Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the applicable Senior Credit Facilities could proceed against the collateral granted to them to secure such indebtedness. Intermediate Holdings B, J.Crew and certain of J.Crew’s subsidiaries have pledged substantially all of their assets, including, in the case of Intermediate Holdings B, a pledge of the capital stock of J.Crew, as collateral under the Senior Credit Facilities. If the lenders under any Senior Secured Credit Facility accelerate the repayment of borrowings, we may not have sufficient assets to repay that Senior Credit Facility, as well as our other secured and unsecured indebtedness.

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

Borrowings pursuant to our Term Loan Facility bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 1.00%, plus the applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will in turn, increase or decrease our net income and cash flow. We hedge a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps. While limiting exposure to interest rate increases, these instruments may not fully mitigate our risk or may not be effective. For more information on our interest rate swaps, see note 8 in the consolidated financial statements.

Actions we are taking to decrease our substantial leverage and strengthen our financial position may not be successful.

On December 5, 2016, we designated certain newly formed subsidiaries as “Unrestricted Subsidiaries” and transferred certain domestic intellectual property assets to these Unrestricted Subsidiaries for the purpose of providing us flexibility in connection with evaluating our capital structure. We are exploring various possible transactions that could involve such transferred intellectual property assets.  While we and the Issuer have entered into discussions with certain holders of the PIK Notes and their advisors to explore potential transactions, there is no guarantee that we will be able to reach any agreement with any holders that will reduce the principal amount or extend the maturity date of the PIK Notes outstanding or that we will decide to proceed with this transaction, a different transaction or any transaction at all. For example, an ad hoc group of lenders under the Term Loan Facility has been formed and has taken action to appoint a successor agent under the Term Loan Facility. While we have filed a complaint asserting that any attempt by the successor agent or the ad hoc group of lenders under the Term Loan Facility to challenge our actions is improper, and seeking a declaration that our actions with respect to the transfer of the intellectual property assets are in full compliance with the terms of our Term Loan Facility, there is no guarantee that we will be successful. Our failure to enter into a refinancing or liability management transaction involving the PIK Notes may have a material adverse effect on the Issuer’s ability to pay the PIK Notes on the maturity date and therefore on our business, financial condition and results of operations. For more information on the pending litigation, see Item 3 “Legal Proceedings.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our J.Crew brand is headquartered in New York, NY, where our corporate office is leased under a lease agreement expiring in 2022, with an option to renew thereafter. Our Madewell brand is headquartered in Long Island City, NY, where our corporate office is leased under a lease agreement expiring in 2027, with an option to renew thereafter. We own three facilities: (i) a 425,000 square foot customer call center, order fulfillment and distribution center in Lynchburg, Virginia, (ii) a 282,000 square foot distribution center in Asheville, North Carolina and (iii) a 63,700 square foot facility in Lynchburg, Virginia. In fiscal 2016, we commenced discussions regarding sale-lease back transactions of our distribution facilities. We also lease a 45,800 square foot customer call center in San Antonio, Texas under a lease agreement expiring in October 2021. We also lease small corporate office spaces in the United States and internationally.

As of January 28, 2017, we operated 281 J.Crew retail stores, 181 J.Crew factory stores (including 39 J.Crew Mercantile stores), and 113 Madewell stores in 44 states, the District of Columbia, Canada, the United Kingdom, Hong Kong, and France. All of our stores are leased from third parties with terms, in most cases, of 5 to 10 years. A portion of our leases have options to renew for a period of 5 years. Generally, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise. We consider these properties to be in good condition and believe that our facilities are adequate for operations and provide sufficient capacity to meet our anticipated future requirements.

A summary of the number of J.Crew and Madewell stores in the United States, Canada, the United Kingdom, Hong Kong, and France as of January 28, 2017 is as follows:

	J.Crew
	Retail	Factory(a)	Total	Madewell	Total
Alabama	1	2	3	1	4
Arizona	4	4	8	2	10
Arkansas	1	1	2	1	3
California	32	12	44	19	63
Colorado	4	5	9	3	12
Connecticut	10	3	13	3	16
Delaware	1	1	2	—	2
Florida	16	13	29	4	33
Georgia	10	6	16	4	20
Hawaii	1	—	1	—	1
Idaho	1	—	1	—	1
Illinois	9	4	13	3	16
Indiana	2	3	5	1	6
Iowa	1	1	2	—	2
Kansas	1	2	3	1	4
Kentucky	2	2	4	1	5
Louisiana	3	3	6	1	7
Maine	1	2	3	—	3
Maryland	5	5	10	3	13
Massachusetts	14	6	20	6	26
Michigan	5	4	9	2	11
Minnesota	4	2	6	2	8
Mississippi	1	3	4	—	4
Missouri	3	3	6	2	8
Nebraska	1	1	2	—	2
Nevada	—	1	1	—	1
New Hampshire	2	3	5	—	5
New Jersey	14	8	22	4	26
New Mexico	1	—	1	—	1
New York	27	9	36	10	46
North Carolina	6	9	15	3	18
Ohio	6	6	12	4	16
Oklahoma	2	1	3	2	5
Oregon	3	3	6	2	8
Pennsylvania	10	11	21	4	25
Rhode Island	3	—	3	1	4
South Carolina	3	6	9	1	10
Tennessee	6	3	9	2	11
Texas	15	14	29	8	37
Utah	3	2	5	2	7
Vermont	—	1	1	—	1
Virginia	9	5	14	5	19
Washington	6	2	8	3	11
Wisconsin	3	3	6	1	7
District of Columbia	4	—	4	2	6
Canada	12	6	18	—	18
United Kingdom	7	—	7	—	7
Hong Kong	4	—	4	—	4
France	2	—	2	—	2
Total	281	181	462	113	575

(a)	Includes 39 J.Crew Mercantile stores.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. As of January 28, 2017, we have recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to our results of operations. In addition, there are certain other claims and legal proceedings pending against us for which accruals have not been established.

On February 1, 2017, we filed a complaint in the New York State Supreme Court, Commercial Division, against Wilmington Savings Fund Society, FSB, as successor agent under the Term Loan Facility seeking a declaration from the court that our actions with respect to certain intellectual property assets are in full compliance with the terms of our Term Loan Facility. We assert that any attempt by the successor agent or the ad hoc group of lenders under our Term Loan Facility to challenge our actions is invalid and intend to vigorously assert our rights under our Term Loan Facility.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to the Acquisition, our Common Stock was traded on the New York Stock Exchange under the symbol “JCG.” Subsequent to the Acquisition, our outstanding Common Stock is privately held and therefore there is no established public trading market.

Record Holders

As of March 17, 2017, Intermediate Holdings B (our direct owner and an indirect, wholly owned subsidiary of our Parent) was the only holder of record of our Common Stock.

Dividends

On December 21, 2012, the Company paid, from cash on hand, a dividend of $197.5 million to stockholders of record of the Parent on December 17, 2012.

On November 4, 2013 the Issuer, our indirect parent holding company, issued $500 million aggregate principal of the PIK Notes. The net proceeds of $490 million from this offering were used by the Issuer to fund a cash dividend of $484 million to equity holders. The PIK Notes are: (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in our financial statements.

In fiscal 2014 and fiscal 2015, we paid dividends of $28 million and $38 million, respectively, to the Issuer to fund the semi-annual interest payments. During fiscal 2016, the Issuer made interest payments on the PIK Notes by paying in kind at the PIK interest rate of 8.50% instead of paying in cash. On October 28, 2016, the Issuer also delivered notice to U.S. Bank N.A., as trustee, under the indenture governing the PIK Notes, that with respect to the interest that will be due on such notes on the May 1, 2017 interest payment date, the Issuer will make such interest payment by paying in kind at the PIK interest rate of 8.50% instead of paying in cash. The PIK election will increase the outstanding principal balance of the PIK Notes by $23.1 million to $566.5 million. Therefore, we will not pay a dividend to the Issuer in the second quarter of fiscal 2017 to fund a semi-annual interest payment. Pursuant to the terms of the indenture governing the PIK Notes, the Issuer intends to evaluate this option prior to the beginning of each interest period based on relevant factors at that time.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The selected historical consolidated financial data for the fiscal year ended January 28, 2017, January 30, 2016, and January 31, 2015 and as of January 28, 2017 and January 30, 2016 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected historical consolidated financial data for the fiscal year ended February 1, 2014 and February 2, 2013 and as of January 31, 2015, February 1, 2014 and February 2, 2013 have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included herein.

	Year Ended
(in thousands, unless otherwise indicated)	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013(a)
Income Statement Data:
Total revenues	$2,425,462	$2,505,827	$2,579,695	$2,428,257	$2,227,717
Cost of goods sold, including buying and occupancy costs	1,550,185	1,610,256	1,608,777	1,422,143	1,240,989
Gross profit	875,277	895,571	970,918	1,006,114	986,728
Selling, general and administrative expenses	818,546	834,137	845,953	754,345	732,439
Impairment losses	7,752	1,381,642	709,985	1,874	631
Income (loss) from operations	48,979	(1,320,208)	(585,020)	249,895	253,658
Interest expense, net	79,359	69,801	74,352	104,221	101,684
Loss on refinancings	435	—	58,960	—	—
Provision (benefit) for income taxes	(7,301)	(147,333)	(60,559)	57,550	55,887
Net income (loss)	$(23,514)	$(1,242,676)	$(657,773)	$88,124	$96,087
Operating Data:
Revenues:
J.Crew	$2,018,052	$2,146,710	$2,295,109	$2,212,684	$2,066,216
Madewell	341,570	300,982	245,340	181,401	131,883
Other	65,840	58,135	39,246	34,172	29,618
Total revenues	$2,425,462	$2,505,827	$2,579,695	$2,428,257	$2,227,717
Increase (decrease) in comparable company sales	(6.7)%	(8.2)%	(0.7)%	3.1%	12.6%
J.Crew:
Sales per gross square foot	$493	$540	$618	$663	$681
Stores open at end of period	462	448	419	386	353
Millions of catalogs circulated	28.5	26.6	25.4	30.6	39.6
Billions of pages circulated	3.0	2.8	2.7	3.7	4.2
Madewell:
Sales per gross square foot	$756	$746	$747	$709	$698
Stores open at end of period	113	103	85	65	48
Capital expenditures:
J.Crew new stores	$23,180	$32,389	$43,388	$39,875	$38,743
Madewell new stores	9,016	14,286	14,938	14,760	13,125
Other	47,944	56,982	69,548	76,805	80,142
Total capital expenditures	$80,140	$103,657	$127,874	$131,440	$132,010
Depreciation of property and equipment	$109,503	$103,966	$93,458	$77,520	$71,840
Amortization of intangible assets	$10,540	$15,559	$15,944	$17,886	$23,631

(a)	Consists of 53 weeks

	As of
	January 28, 2017	January 30, 2016(a)	January 31, 2015(a)(b)	February 1, 2014(a)(b)	February 2, 2013(a)(b)
Balance Sheet Data:
Cash and cash equivalents	$132,226	$87,812	$111,097	$156,649	$68,399
Working capital	$105,715	$91,685	$115,348	$147,961	$71,078
Total assets	$1,432,710	$1,499,976	$2,912,824	$3,632,209	$3,424,903
Total debt, net	$1,510,160	$1,517,587	$1,528,930	$1,528,820	$1,531,875
Stockholders' equity (deficit)	$(786,211)	$(768,987)	$516,024	$1,190,420	$1,091,491

(a)

In fiscal 2016, we adopted an accounting standard that requires certain deferred financing costs related to a recognized debt liability to be presented in the balance sheet as a reduction of the carrying amount of that debt liability. Certain prior year amounts have been reclassified to conform to the current year’s presentation; specifically, long-term assets were reduced by $16,301, $19,509, $38,180 and $47,125, respectively, which resulted in corresponding reductions to long-term liabilities on our consolidated balance sheets as of the dates indicated.

(b)

In fiscal 2015, we adopted an accounting standard that requires deferred taxes be presented as noncurrent on the balance sheet. Certain prior year amounts have been reclassified to conform to the current year’s presentation; specifically, current assets were reduced by $19,280, $11,831, and $14,686, respectively, which resulted in corresponding reductions to long-term liabilities on our consolidated balance sheets as of the dates indicated.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes our consolidated operating results, financial condition and liquidity during each of the years in a three-year period ended January 28, 2017. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2016, 2015 and 2014 ended on January 28, 2017, January 30, 2016 and January 31, 2015, respectively. Each fiscal year consisted of 52 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

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

A summary of our revenues by brand is as follows:

(in millions, except percentages)	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
J.Crew	$2,018.1	83.2%	$2,146.7	85.7%	$2,295.1	89.0%
Madewell	341.6	14.1	301.0	12.0	245.3	9.5
Other(a)	65.8	2.7	58.1	2.3	39.3	1.5
Total	$2,425.5	100.0%	$2,505.8	100.0%	$2,579.7	100.0%

(a)	Consists primarily of shipping and handling fees and revenues from third-party resellers.

As of January 28, 2017, we operated 281 J.Crew retail stores, 181 J.Crew factory stores (including 39 J.Crew Mercantile stores), and 113 Madewell stores throughout the United States, Canada, the United Kingdom, Hong Kong, and France; compared to 287 J.Crew retail stores, 161 J.Crew factory stores (including 10 J.Crew Mercantile stores), and 103 Madewell stores as of January 30, 2016.

A summary of highlights for fiscal 2016 is as follows:

•	Revenues decreased 3.2% to $2,425.5 million, with comparable company sales down 6.7%.
•	J.Crew revenues decreased 6.0% to $2,018.1 million, with J.Crew comparable sales down 8.2%.
•	Madewell revenues increased 13.5% to $341.6 million, with Madewell comparable sales up 4.6%.
•	Income from operations increased to $49.0 million.
•	We opened three J.Crew retail stores, 21 J.Crew factory stores (including 19 J.Crew Mercantile stores), and 10 Madewell stores. We closed eight J.Crew retail stores and two factory stores.

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

Net Sales

Net sales reflect our revenues from the sale of our merchandise less returns and discounts. We aggregate our merchandise into four sales categories: (i) women’s apparel, (ii) men’s apparel, (iii) children’s apparel, and (iv) accessories, which include shoes, socks, jewelry, handbags, belts and hair accessories. The approximate percentage of our sales by these four categories is as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Apparel
Women’s	54%	53%	54%
Men’s	24	24	23
Children’s	7	7	7
Accessories	15	16	16
	100%	100%	100%

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

Our business is seasonal and as a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly in December when customers make holiday purchases. In fiscal 2016, we realized approximately 29% of our revenues in the fourth fiscal quarter.

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

Results of Operations

The following table presents our operating results as a percentage of revenues as well as selected store data:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Revenues	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs(1)	63.9	64.3	62.4
Gross profit(1)	36.1	35.7	37.6
Selling, general and administrative expenses(1)	33.7	33.3	32.8
Impairment losses	0.3	55.1	27.5
Income (loss) from operations	2.0	(52.7)	(22.7)
Interest expense, net	3.3	2.8	2.9
Loss on refinancings	—	—	2.3
Loss before income taxes	(1.3)	(55.5)	(27.8)
Benefit for income taxes	(0.3)	(5.9)	(2.3)
Net loss	(1.0)%	(49.6)%	(25.5)%

Selected company data:	Fiscal 2016	Fiscal 2015	Fiscal 2014
J.Crew:
Number of stores open at end of period	462	448	419
Store sales per gross square foot	$493	$540	$618
Decrease in J.Crew comparable sales	(8.2)%	(9.9)%	(1.9)%
Madewell:
Number of stores open at end of period	113	103	85
Store sales per gross square foot	$756	$746	$747
Increase in Madewell comparable sales	4.6%	7.8%	14.1%

(1)

We exclude a portion of our distribution network costs from cost of goods sold and include them in selling, general and administrative expenses. Our gross profit therefore may not be directly comparable to that of some of our competitors.

Results of Operations—Fiscal 2016 compared to Fiscal 2015

	Fiscal 2016		Fiscal 2015		Variance Increase / (Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$2,425.5	100.0%	$2,505.8	100.0%	$(80.3)	(3.2)%
Gross profit	875.3	36.1	895.6	35.7	(20.3)	(2.3)
Selling, general and administrative expenses	818.5	33.7	834.1	33.3	(15.6)	(1.9)
Impairment losses	7.8	0.3	1,381.6	55.1	(1,373.8)	(99.4)
Income (loss) from operations	49.0	2.0	(1,320.2)	(52.7)	1,369.2	NM
Interest expense, net	79.4	3.3	69.8	2.8	9.6	13.7
Loss on refinancing	0.4	—	—	—	0.4	NM
Benefit for income taxes	(7.3)	(0.3)	(147.3)	(5.9)	140.0	95.0
Net loss	$(23.5)	(1.0)%	$(1,242.7)	(49.6)%	$1,219.2	98.1%

Revenues

Total revenues decreased $80.3 million, or 3.2%, to $2,425.5 million from $2,505.8 million last year, driven primarily by a decrease in sales of (i) women’s apparel, specifically knits, shorts and dresses and (ii) accessories, specifically jewelry. Comparable company sales decreased 6.7% following a decrease of 8.2% last year.

J.Crew sales decreased $128.6 million, or 6.0%, to $2,018.1 million from $2,146.7 million last year. J.Crew comparable sales decreased 8.2% following a decrease of 9.9% last year.

Madewell sales increased $40.6 million, or 13.5%, to $341.6 million from $301.0 million last year. Madewell comparable sales increased 4.6% following an increase of 7.8% last year.

Other revenues increased $7.7 million, or 13.3%, to $65.8 million in fiscal 2016 from $58.1 million last year, primarily a result of revenue from third party resellers.

Gross Profit

Gross profit decreased $20.3 million to $875.3 million in fiscal 2016 from $895.6 million last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(39.2)
Increase in merchandise margin	27.9
Increase in buying and occupancy costs	(9.0)
Decrease in gross profit	$(20.3)

Gross margin increased to 36.1% in fiscal 2016 from 35.7% last year. The increase in gross margin was driven by: (i) a 120 basis point increase in merchandise margin driven by the favorable impact of our sourcing initiative offset by increased markdowns, reduced by (ii) an 80 basis point increase in buying and occupancy costs as a percentage of revenues, primarily driven by 24 net new stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $15.6 million, or 1.9%, to $818.5 million in fiscal 2016 from $834.1 million last year. This decrease primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Decrease in advertising and catalog costs	$(14.9)
Corporate occupancy actions	(12.4)
Decrease in operating and corporate expenses	(8.1)
Charges related to a workforce reduction last year	(4.8)
Foreign currency transaction gains	(3.6)
Increase in severance costs	2.3
Decrease in insurance recoveries and settlements	3.5
Increase in legal expense and settlement costs	5.3
Increase in share-based and incentive compensation	8.0
Increase in consulting fees	9.1
Total decrease in selling, general and administrative expenses	$(15.6)

As a percentage of revenues, selling, general and administrative expenses increased to 33.7% in fiscal 2016 from 33.3% last year.

Impairment Losses

Impairment losses were $7.8 million in fiscal 2016 compared to $1,381.6 million last year. The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	Fiscal 2016	Fiscal 2015
Goodwill allocated to the J.Crew reporting unit	$—	$1,016.8
Intangible asset related to the J.Crew trade name	—	360.3
Long-lived assets	7.8	4.5
Impairment losses	$7.8	$1,381.6

Interest Expense, Net

Interest expense, net of interest income, increased $9.6 million to $79.4 million in fiscal 2016 from $69.8 million last year. A summary of interest expense is as follows:

(Dollars in millions)	Fiscal 2016	Fiscal 2015
Term Loan Facility	$62.0	$62.7
Realized hedging losses	10.5	0.2
Amortization of deferred financing costs and debt discount	5.0	5.0
Other, net of interest income	1.9	1.9
Interest expense, net	$79.4	$69.8

Benefit for Income Taxes

The effective tax rate for fiscal 2016 was 24%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) the recognition of certain valuation allowances, (ii) lower rates in certain foreign jurisdictions, (iii) reserves for uncertain tax positions and (iv) state and local income taxes.

In fiscal 2016, we recorded a charge of $8.2 million for a valuation allowance related to our net deferred tax assets. We will continue to assess the likelihood that the deferred tax assets will be realizable at the end of each reporting period and the valuation allowance will be adjusted accordingly.

The effective tax rate for fiscal 2015 was 11%. The difference between the U.S. federal statutory rate of 35% and the effective rate was driven primarily by the non-cash impairment charge related to the write off of goodwill, which is not tax deductible, and therefore has no tax benefit. Other items impacting the effective rate include state and local income taxes, benefits of lower rates in foreign jurisdictions, offset by the recognition of certain foreign valuation allowances.

Net Loss

Net loss decreased $1,219.2 million to $23.5 million in fiscal 2016 from $1,242.7 million last year. This decrease was due to: (i) lower impairment losses of $1,373.8 million and (ii) a decrease in selling, general and administrative expenses of $15.6 million, offset by (iii) a decrease in the benefit for income taxes of $140.0 million, (iv) a decrease in gross profit of $20.3 million, (v) an increase in interest expense of $9.6 million and (vi) a loss on refinancing of $0.4 million.

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

Revenues

Total revenues decreased $73.9 million, or 2.9%, to $2,505.8 million in fiscal 2015 from $2,579.7 million in fiscal 2014, driven primarily by a decrease in sales of J.Crew women’s apparel, specifically knits, sweaters, and shorts. Comparable company sales decreased 8.2%  in fiscal 2015 following a decrease of 0.7% in fiscal 2014.

J.Crew sales decreased $148.4 million, or 6.5%, to $2,146.7 million in fiscal 2015 from $2,295.1 million in fiscal 2014. J.Crew comparable sales decreased 9.9% in fiscal 2015 following a decrease of 1.9% in fiscal 2014.

Madewell sales increased $55.7 million, or 22.7%, to $301.0 million in fiscal 2015 from $245.3 million in fiscal 2014. Madewell comparable sales increased 7.8% in fiscal 2015 following an increase of 14.1% in fiscal 2014.

Other revenues increased $18.8 million, or 48.1%, to $58.1 million in fiscal 2015 from $39.3 million in fiscal 2014, primarily a result of revenue from third party resellers.

Gross Profit

Gross profit decreased $75.3 million to $895.6 million in fiscal 2015 from $970.9 million in fiscal 2014. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(36.9)
Decrease in merchandise margin	(29.0)
Increase in buying and occupancy costs	(9.4)
Decrease in gross profit	$(75.3)

Gross margin decreased to 35.7% in fiscal 2015 from 37.6% in fiscal 2014. The decrease in gross margin was driven by: (i) a 110 basis point deterioration in merchandise margin due to increased markdowns and (ii) an 80 basis point increase in buying and occupancy costs as a percentage of revenues, primarily driven by 47 net new stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $11.9 million, or 1.4%, to $834.1 million in fiscal 2015 from $846.0 million in fiscal 2014. This decrease primarily resulted from the following:

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

As a percentage of revenues, selling, general and administrative expenses increased to 33.3% in fiscal 2015 from 32.8% in fiscal 2014.

Impairment Losses

The impairment losses recorded in fiscal 2015 and fiscal 2014 were the result of the write-down of the following assets:

(Dollars in millions)	Fiscal 2015	Fiscal 2014
Goodwill allocated to the J.Crew reporting unit	$1,016.8	$562.2
Intangible asset related to the J.Crew trade name	360.3	145.0
Long-lived assets	4.5	2.8
Impairment losses	$1,381.6	$710.0

Interest Expense, Net

Interest expense, net of interest income, decreased $4.6 million to $69.8 million in fiscal 2015 from $74.4 million in fiscal 2014 driven primarily by the redemption of our 8.125% senior notes due 2019 (the “Senior Notes”), which occurred in the first quarter of fiscal 2014. A summary of interest expense is as follows:

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

Net Loss

Net loss increased $584.9 million to $1,242.7 million in fiscal 2015 from $657.8 million in fiscal 2014. This increase was due to: (i) an increase in impairment losses of $671.6 million, (ii) a decrease in gross profit of $75.3 million, offset by (iii) an increase in the benefit for income taxes of $86.7 million, (iv) a loss on refinancing in the prior year of $59.0 million, (v) a decrease in selling, general and administrative expenses of $11.9 million and (vi) a decrease in interest expense of $4.6 million.

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

Operating Activities

	For the Year Ended
(Dollars in millions)	January 28, 2017	January 30, 2016	January 31, 2015
Net loss	$(23.5)	$(1,242.7)	$(657.8)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	109.5	104.0	93.5
Amortization of intangible assets	10.5	15.6	15.9
Reclassification of hedging losses to earnings	10.5	0.1	—
Impairment losses	7.8	1,381.6	710.0
Amortization of deferred financing costs and debt discount	5.0	5.0	5.7
Share-based compensation	1.0	2.6	6.0
Loss on refinancings	0.4	—	59.0
Foreign currency transaction (gains) losses	(1.5)	2.0	5.5
Deferred income taxes	(5.1)	(151.2)	(75.0)
Changes in merchandise inventories	57.8	(5.4)	(15.1)
Changes in accounts payable and other liabilities	(63.0)	16.9	4.9
Changes in other operating assets and liabilities	28.4	7.1	5.5
Net cash provided by operating activities	$137.8	$135.6	$158.1

Cash provided by operating activities of $137.8 million in fiscal 2016 resulted from: (i) non-cash adjustments of $138.1 million and (ii) changes in operating assets and liabilities of $23.2 million due to working capital fluctuations, partially offset by (iii) net loss of $23.5 million.

Cash provided by operating activities of $135.6 million in fiscal 2015 resulted from: (i) non-cash adjustments of $1,359.7 million and (ii) changes in operating assets and liabilities of $18.6 million due to working capital fluctuations, partially offset by (iii) net loss of $1,242.7 million.

Cash provided by operating activities of $158.1 million in fiscal 2014 resulted from: (i) non-cash adjustments, including impairment losses and the loss on refinancings of $820.6 million, partially offset by (ii) net loss of $657.8 million and (iii) changes in operating assets and liabilities of $4.7 million due primarily to working capital fluctuations, primarily increased merchandise inventories and reduced accrued interest as a result of the redemption of our Senior Notes in March 2014.

Investing Activities

	For the Year Ended
(Dollars in millions)	January 28, 2017	January 30, 2016	January 31, 2015
Capital expenditures:
New stores	$32.2	$46.7	$58.3
Information technology	29.7	40.1	46.5
Other(1)	18.2	16.9	23.1
Other investing activities	—	—	4.8
Net cash used in investing activities	$80.1	$103.7	$132.7

(1)	Includes capital expenditures for warehouse improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $50 to $60 million for fiscal 2017, including $30 to $35 million for information technology enhancements, $10 to $15 million for new stores and the remainder for warehouse improvements, store renovations and general corporate purposes.

Financing Activities

	For the Year Ended
(Dollars in millions)	January 28, 2017	January 30, 2016	January 31, 2015
Principal repayments of Term Loan Facility	$(11.8)	$(15.7)	$(11.8)
Costs paid in connection with refinancings of debt	(1.1)	(0.1)	(22.2)
Dividend and contribution to Parent	—	(38.2)	(27.7)
Proceeds from Term Loan Facility, net of discount	—	—	1,559.2
Repayments of former term loan	—	—	(1,167.0)
Redemption of Senior Notes	—	—	(400.0)
Net cash used in financing activities	$(12.9)	$(54.0)	$(69.5)

Cash used in financing activities was $12.9 million in fiscal 2016 resulting from: (i) principal repayments of the Term Loan Facility and (ii) costs paid in connection with the refinancing of debt.

Cash used in financing activities was $54.0 million in fiscal 2015 resulting from: (i) the payment of dividends to an indirect parent company to fund debt service obligations and (ii) principal repayments of the Term Loan Facility.

Cash used in financing activities was $69.5 million in fiscal 2014 resulting from: (i) costs paid in connection with the refinancings of debt, (ii) the payment of dividends to an indirect parent company to fund debt service obligations, and (iii) principal repayments of the Term Loan Facility.

Financing Arrangements

ABL Facility

We have an ABL Facility, which is governed by a credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders, which provides for a $350 million senior secured asset-based revolving line of credit (which may be increased by up to $100 million in certain circumstances), subject to a borrowing base limitation. The borrowing base under the ABL Facility equals the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to $200 million, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the maturity date. On November 17, 2016, the ABL Facility was amended to extend the scheduled maturity date from December 10, 2019 to November 17, 2021.

On January 28, 2017, standby letters of credit were $22.8 million, excess availability, as defined, was $327.2 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $10.2 million and $17.5 million in fiscal 2016 and fiscal 2015, respectively.

See note 7 to the consolidated financial statements for a further description of the terms of the ABL Facility.

As of the date of this report, there were no outstanding borrowings under the ABL Facility with excess availability of approximately $330 million.

Demand Letter of Credit Facilities

We have unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On January 28, 2017, outstanding documentary letters of credit were $8.4 million and aggregate availability under these facilities was $61.6 million.

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

On December 30, 2016, Bank of America, N.A. (“BAML”) resigned as administrative agent under our Term Loan Facility.  Effective as of January 29, 2017, Wilmington Savings Fund Society, FSB was appointed to replace BAML as administrative agent under our Term Loan Facility.

On February 1, 2017, we filed a complaint in the New York State Supreme Court, Commercial Division, against Wilmington Savings Fund Society, FSB, as successor agent under the Term Loan Facility seeking a declaration from the court that our actions with respect to certain intellectual property assets are in full compliance with the terms of our Term Loan Facility. We assert that any attempt by the successor agent or the ad hoc group of lenders under our Term Loan Facility to challenge our actions is invalid and intend to vigorously assert our rights under our Term Loan Facility.

We are required to make principal repayments equal to 0.25% of the original principal amount of the Term Loan Facility, or $3.9 million, on the last business day of January, April, July, and October, which commenced in July 2014. We are also required to repay the term loan based on annual excess cash flow, as defined in the agreement beginning in fiscal 2014.

The interest rate on the borrowings outstanding under the Term Loan Facility was 4.00% on January 28, 2017.

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

During fiscal 2016, the Issuer made interest payments on the PIK notes by paying in kind at the PIK interest rate of 8.50% instead of paying in cash. On October 28, 2016, the Issuer also delivered notice to U.S. Bank N.A., as trustee, under the indenture governing the PIK Notes, that with respect to the interest that will be due on such notes on the May 1, 2017 interest payment date, the Issuer will make such interest payment by paying in kind at the PIK interest rate of 8.50% instead of paying in cash. The PIK election will increase the outstanding principal balance of the PIK Notes by $23.1 million to $566.5 million. Therefore, we will not pay a dividend to the Issuer in the second quarter of fiscal 2017 to fund a semi-annual interest payment. Pursuant to the terms of the indenture governing the PIK Notes, the Issuer intends to evaluate this option prior to the beginning of each interest period based on relevant factors at that time.

Formation of Unrestricted Subsidiaries

On October 12, 2016, we designated certain newly formed Delaware entities that are indirect, wholly-owned subsidiaries of Group as unrestricted subsidiaries under our Senior Credit Facilities and the indenture governing the PIK Notes (the “Unrestricted Subsidiaries”). Having been so designated, the Unrestricted Subsidiaries do not guarantee this debt nor are they bound by the covenants contained in the Senior Credit Facilities.

On December 5, 2016, J. Crew International, Inc., a Delaware corporation and an indirect subsidiary of J. Crew (“J. Crew International”), transferred a 72.04% undivided interest in certain domestic intellectual property assets (the “Transferred IP”) to one of the Unrestricted Subsidiaries, J. Crew Domestic Brand, LLC, a newly formed Delaware limited liability company (“J. Crew Domestic Brand”), for the purpose of providing us flexibility in connection with evaluating opportunities to enhance our capital structure. The Transferred IP consists of J. Crew trademarks and service marks relating to the J.Crew brand with a fair market value of approximately $250 million.

On December 6, 2016, J. Crew Domestic Brand and J. Crew International entered into an intellectual property license agreement (the “Transferred IP License Agreement”) pursuant to which we and our subsidiaries will continue to have exclusive rights to use the Transferred IP. Future payments under the Transferred IP License Agreement will be fixed in the future and on terms no less favorable than could be obtained in an arm’s length transaction with an unaffiliated third party. These payments will have no impact on our consolidated results of operations, but any such payments will be made to an Unrestricted Subsidiary that is not subject to the covenants under our credit facilities or the PIK Notes.

Below is consolidating balance sheet information reflecting the elimination of the accounts of our Unrestricted Subsidiaries from our consolidated balance sheet as of January 28, 2017.

	As of January 28, 2017
	(unaudited)
	Consolidated balance sheet	Eliminations of unrestricted subsidiaries	Consolidated balance sheet of restricted subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$132,226	$—	$132,226
Merchandise inventories	314,492	—	314,492
Prepaid expenses and other current assets	59,494	—	59,494
Total current assets	506,212	—	506,212
Property and equipment, at cost	642,339	—	642,339
Less accumulated depreciation	(280,152)	—	(280,152)
Property and equipment, net	362,187	—	362,187
Intangible assets, net	450,204	(250,000)	200,204
Investment in subsidiary	—	250,000	250,000
Goodwill	107,900	—	107,900
Other assets	6,207	—	6,207
Total assets	$1,432,710	$—	$1,432,710
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$194,494	$—	$194,494
Other current liabilities	157,141	—	157,141
Interest payable	7,977	—	7,977
Income taxes payable to Parent	25,215	—	25,215
Current portion of long-term debt	15,670	—	15,670
Total current liabilities	400,497	—	400,497
Long-term debt, net	1,494,490	—	1,494,490
Lease-related deferred credits, net	132,566	—	132,566
Deferred income taxes, net	148,200	—	148,200
Other liabilities	43,168	—	43,168
Total liabilities	2,218,921	—	2,218,921
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—
Additional paid-in capital	980,368	—	980,368
Accumulated other comprehensive loss	(11,536)	—	(11,536)
Accumulated deficit	(1,755,043)	—	(1,755,043)
Total stockholders’ deficit	(786,211)	—	(786,211)
Total liabilities and stockholders’ deficit	$1,432,710	$—	$1,432,710

Because the Transferred IP License Agreement was entered into on December 6, 2016 and the payment terms have not yet been fixed, we determined that the impact of the exclusion of income of our Unrestricted Subsidiaries from our consolidated results during the year ended January 28, 2017 was not material.

Outlook

Short-term and long-term liquidity needs of J.Crew Group, Inc. arise primarily from (i) capital expenditures, (ii) debt service requirements, including required (a) quarterly principal repayments, (b) repayments, if any, based on annual excess cash flows, if any, as defined and (c) dividends to the Issuer, when required, for the purposes of servicing debt, and (iii) working capital. Management anticipates that capital expenditures in fiscal 2017 will be approximately $50 to $60 million, including $30 to $35 million for information technology enhancements, $10 to $15 million for new stores and the remainder for warehouse improvements, store renovations and general corporate purposes. Management expects to pay interest of approximately $80 million in fiscal 2017 to fund debt service obligations, excluding payments of dividends, if any, to the Issuer. Management believes that our current balances of cash and cash equivalents, projected cash flow from operations and amounts available under the ABL Facility will be adequate to fund primary short-term and long-term liquidity needs of J.Crew Group, Inc., subject to considerations described further below. Our ability to satisfy these obligations and to remain in compliance with the financial covenants under our financing arrangements depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control. See Item 1A. “Risk Factors” in part I of this report.

To address any potential liquidity issue of the Issuer arising as a result of the PIK Notes maturity in 2019, we are currently working to refinance the PIK notes or enter into a liability management transaction involving the PIK Notes.  As such, we or the Issuer may seek to retire or purchase, directly or indirectly, our outstanding indebtedness, and/or the PIK Notes, through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such transactions, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material, which could impact our or the Issuer’s capital structure, the market for our or the Issuer’s debt securities, the price of the indebtedness being purchased and/or exchanged and affect our or the Issuer’s liquidity. For example, we have entered into discussions with certain holders of the PIK Notes and their advisors to explore potential transactions, but there is no guarantee that we will reach any agreement with any holders that will reduce the principal amount or extend the maturity date of the PIK Notes outstanding or that we will decide to proceed with this transaction, a different transaction or any transaction at all. See Item 1A. “Risk Factors” in part I of this report.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of January 28, 2017, we had the following obligations under letters of credit in future periods.

Letters of Credit	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Standby	$22.8	$21.9	$0.9	$—	$—
Documentary	8.4	8.4	—	—	—
	$31.2	$30.3	$0.9	$—	$—

Contractual Obligations

The following table summarizes our contractual obligations as of January 28, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Operating lease obligations(1)	$1,025.9	$190.4	$318.9	$254.6	$262.0
Liabilities associated with uncertain tax positions(2)
Purchase obligations:
Inventory commitments	524.6	524.6	—	—	—
Employment agreements	2.1	2.1	—	—	—
Total purchase obligations	526.7	526.7	—	—	—
Senior Credit Facilities(3)(4)	1,527.8	15.7	31.4	1,480.7	—
Dividends to Parent(5)
Total	$3,080.4	$732.8	$350.3	$1,735.3	$262.0

(1)

Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Operating lease obligations do not include common area maintenance, insurance, taxes and other occupancy costs, which aggregate to approximately 47% of the minimum lease obligations.

(2)

As of January 28, 2017, we have recorded $24.6 million in liabilities associated with uncertain tax positions, which are included in other liabilities on the consolidated balance sheet. While these tax liabilities may result in future cash outflows, management cannot make reliable estimates of the cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

(3)

Our Senior Credit Facilities are comprised of a $1,528 million Term Loan Facility and a $350 million ABL Facility. The amount reflected does not take into account any amounts that may be required to be prepaid from time to time based on our excess cash flow.

(4)	Amounts shown do not include interest.
(5)

On November 4, 2013, the Issuer, an indirect parent holding company of Group, issued $500 million aggregate principal of 7.75/8.50% Senior PIK Toggle Notes due May 1, 2019. The PIK Notes are: (i) senior unsecured obligations of the Issuer, (ii) structurally subordinated to all of the liabilities of the Issuers’ subsidiaries, and (iii) not guaranteed by any of the Issuers’ subsidiaries, and therefore are not recorded in our financial statements. On October 28, 2016, the Issuer delivered notice to U.S. Bank N.A., as trustee, under the indenture governing the PIK Notes, that with respect to the interest that will be due on such notes on the May 1, 2017 interest payment date, the Issuer will make such interest payment by paying in kind at the PIK interest rate of 8.50% instead of paying in cash. The PIK election will increase the outstanding principal balance of the PIK Notes by $23.1 million to $566.5 million. Therefore, we will not pay a dividend to the Issuer in the second quarter of fiscal 2017 to fund a semi-annual interest payment. Pursuant to the terms of the indenture governing the PIK Notes, the Issuer intends to evaluate this option prior to the beginning of each interest period based on relevant factors at that time.

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

In July 2015, a pronouncement was issued that more closely aligns the measurement of inventory in U.S. GAAP with International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value. The pronouncement is effective for fiscal years beginning after December 15, 2016. The adoption of the new pronouncement is not expected to have a significant impact on our consolidated financial statements.

In February 2016, a pronouncement was issued that requires lessees to recognize assets and liabilities on the balance sheet for leases with accounting lease terms of more than 12 months. The pronouncement is effective for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of the new pronouncement on our consolidated financial statements. However, the adoption is expected to have a significant impact because most of our leases will be subject to these new requirements.

In August 2016, a pronouncement was issued which aims to reduce the diversity in presentation and classification of the following specific cash flow issues: debt prepayment, settlement of zero-coupon bonds, contingent consideration, insurance proceeds, distributions received from equity method investees, beneficial interest in securitization transactions and separately identifiable cash flows. The pronouncement is effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of the new pronouncement on our consolidated financial statements.

In January 2017, a pronouncement was issued that simplifies the measurement of goodwill impairment by no longer requiring an entity to perform a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2019. We are currently evaluating the impact of the new pronouncement on our consolidated financial statements.

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

Goodwill and Intangible Assets

Indefinite-lived intangible assets, such as the J.Crew trade name and goodwill, are not subject to amortization. The Company assesses the recoverability of indefinite-lived intangibles whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its fair value. Definite-lived intangibles, such as the Madewell trade name and favorable lease commitments, are amortized on a straight line basis over their useful life or remaining lease term.

We assess the recoverability of goodwill at the reporting unit level, which consists of our operating segments, J.Crew and Madewell, of which only Madewell has goodwill. In this assessment, we first compare the estimated enterprise fair value of the Madewell reporting unit to its recorded carrying value. We estimate the enterprise fair value based on a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach. If the recorded carrying value of the Madewell reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which we allocate the enterprise fair value to the fair value of Madewell’s net assets. The second step of the impairment testing process requires, among other things, estimates of fair values of substantially all of our tangible and intangible assets. Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for Madewell. If the recorded goodwill balance for Madewell exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value.

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

In fiscal 2016, we recorded non-cash impairment charges of $7.8 million related to certain long-lived assets.

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

We maintain valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in the valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

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

It is our intention to permanently reinvest undistributed earnings and profits from our foreign operations that have been generated through January 28, 2017. Future plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. Cumulative undistributed earnings of international subsidiaries were $69.8 million at January 28, 2017. No deferred federal income taxes were provided for the undistributed earnings as they are permanently reinvested in our international operations. Cash held by our foreign subsidiaries was $21.4 million, valued in U.S. dollars, at January 28, 2017.

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

Foreign Currency Translation

The financial statements of our foreign operations are translated into U.S. dollars.  Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while revenue and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive loss within stockholders’ equity (deficit).

Derivative Financial Instruments

We entered into interest rate swap and cap agreements to manage a portion of our interest rate risk related to floating rate indebtedness. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which we are exposed. Unrealized gains and losses on this instrument are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive loss, while the ineffective portion of such gains or losses is recorded as a component of interest expense. Realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive loss to interest expense.

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps whereby we receive floating rate payments based on the greater of LIBOR and the floor rate and make payments based on a fixed rate. Our interest rate swap agreements cover a notional amount of $800 million from March 2016 to March 2019. Under the terms of these agreements, our effective fixed interest rate on the notional amount of indebtedness is 2.56% plus the applicable margin.

As a result of the floor rate described above, we estimate that a 1% increase in LIBOR would increase our annual interest expense by $7 million.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2017 and concluded that it is effective.

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

None.

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.

DIRECTORS

Our current Board consists of eight members, who have been elected pursuant to a stockholders’ agreement between our Sponsors and Mr. Drexler. Four of the directors (Mr. Coulter, Mr. Danhakl, Mr. Sokoloff, and Ms. Wheeler) are employees of our Sponsors and are therefore deemed to be affiliates. Mr. Drexler, as chief executive officer, is an employee of the Company.  Mr. Feintuch, Mr. Leat and Mr. Squeri are not employees of, or service providers to (other than in their capacity of directors), either the Company or our Sponsors. The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years, their ages and the year first elected as a director are set forth below.

Name	Age	Year First Elected Director
James Coulter	57	1997
John Danhakl	60	2011
Millard Drexler	72	2003
Richard Feintuch	64	2017
Chad Leat	61	2017
Jonathan Sokoloff	59	2011
Stephen Squeri	58	2010
Carrie Wheeler	45	2011

James Coulter (57). Mr. Coulter has been a director since 1997. Mr. Coulter is a TPG Founding Partner. Mr. Coulter serves as a member on numerous corporate and charitable boards including Chobani, Creative Artists Agency and the Vincraft Group. He previously served on the boards of The Neiman Marcus Group, Inc., Alltel Corporation, IMS Health Inc., Lenovo Group Limited, and Zhone Technologies, Inc. We believe Mr. Coulter’s qualifications to sit on our Board include his experience in finance and extensive and diverse experience in domestic and international business.

John Danhakl (60). Mr. Danhakl has been a director since 2011. Mr. Danhakl has been a Managing Partner of Leonard Green & Partners, L.P. since 1995. He also serves on the board of directors of Advantage Solutions, Inc., CCC Information Services, Inc., IMS Health, Inc., Leslie’s Poolmart, Inc., Lifetime Fitness, Inc., Mister Car Wash Holdings, Inc., Packers Sanitation Services, Inc., and Savers, Inc. He previously served on the boards of Air Lease Corp., Animal Health, Inc., Arden Group, Inc., AsianMedia Group LLC, Big 5 Sporting Goods Corporation, Communications and Power Industries, Inc., Diamond Triumph Auto Glass, Inc., HITS, Inc., Liberty Group Publishing, Inc., MEMC Electronic Materials, Inc., The Neiman Marcus Group, Inc., Petco Animal Supplies, Inc., Phoenix Scientific, Inc., Rite Aid Corporation, Sagittarius Brands, The Tire Rack, Inc and VCA Antech, Inc. We believe Mr. Danhakl’s qualifications to sit on our Board include his experience as a private equity investor and his experience as a director of numerous privately-held and publicly-held companies.

Millard Drexler (72). Mr. Drexler has been our Chief Executive Officer, Chairman of the Board and a director since 2003. Before joining J.Crew, Mr. Drexler was Chief Executive Officer of The Gap, Inc. from 1995 until 2002, and was President of The Gap, Inc. from 1987 to 1995. Mr. Drexler served on the board of directors and compensation and nominating and corporate governance committees of Apple, Inc. until March 2015. We believe Mr. Drexler’s qualifications to sit on our Board include his extensive experience as a CEO in the retail industry, his executive leadership and management experience, and his experience as a board member of a leading consumer products company.

Richard Feintuch (64).  Mr. Feintuch was appointed to the J.Crew board in January 2017. Mr. Feintuch was a partner in the law firm of Wachtell, Lipton, Rosen & Katz from 1984 until his retirement in 2004, specializing in mergers and acquisitions, corporate finance and the representation of creditors and debtors in large restructurings. Since 2006 he has been a member of the Board of Directors and audit committee of PGT Innovations, Inc., a NYSE traded company. He also serves on the PGT governance committee and previously served on its compensation committee from 2006 to 2015.We believe that Mr. Feintuch’s qualifications to sit on our Board include significant knowledge and extensive experience as a partner in a leading international law firm and his long-term experience as a Board member of a leading manufacturer of consumer products.

Chad Leat (61).  Mr. Leat was appointed to the J.Crew board in January 2017. From 2009-2013, he served as Managing Director and Vice Chairman at the Global Banking Division of Citigroup, Inc. From 2006-2008, he served as co-head of Global Credit Markets of Citigroup, Inc.  From 1998-2005, he served as Global Head of Loans and Leveraged Finance at Citigroup, Inc.  From 1997-1998, Mr. Leat served as a partner in the High Yield Capital Markets at Salomon Brothers. From 1985 -1997, Mr. Leat was employed by Chase Manhattan Group Corp., where he became Heard of Syndications, Structured Sales and Loan Trading. He is a

member of the Supervisory Board of Directors of BAWAG P.S.K., the fourth largest Australian bank, where he is Chairman of the Risk Committee and was, for three years, Chairman of the Audit Committee. He is also a member of the board of directors of MidCap Financial, a middle market direct commercial lending business affiliated with Apollo Global Management, and Paceline Holdings, a special purpose acquisition company traded on NASDAQ that is affiliated with TPG Capital. He is also a member of the board of directors and Chair of the Audit Committee of Norwegian Cruise Lines, a NYSE traded company. Mr. Leat previously served on the Board of Directors of Global Indemnity PLC, a NYSE listed property and casualty insurer from 2009-2013. We believe that Mr. Leat’s qualifications to sit on our Board include his strong banking and financial expertise, plus his experience as a board member of other public and privately held companies.

Jonathan Sokoloff (59). Mr. Sokoloff has been a director since 2011. Mr. Sokoloff is a Managing Partner of Leonard Green & Partners, L.P., which he joined in 1990. Mr. Sokoloff serves on the boards of directors of Advantage Solutions, Inc., BJ’s Wholesale Club Inc., the Container Store Group, Inc., Jetro Cash & Carry Inc., Jo-Ann Stores Inc., the Pure Group, Shake Shack, Inc., Topshop/Top Man Limited, Union Square Hospitality Group, and Whole Foods Market, Inc. and served on the boards of numerous companies, including The Brickman Group, Ltd., The Sports Authority, Inc., and Tire Rack Inc. We believe Mr. Sokoloff’s qualifications to sit on our Board include his experience as a private equity investor and his experience as a director of other retail companies.

Stephen Squeri (58). Mr. Squeri was a director of J.Crew Group, Inc. from September 2010 until March 2011 and he rejoined the Company’s board of directors in June 2012. Mr. Squeri has been Vice Chairman of American Express Company since July 2015 and has led the Business-to-Business Group since October 2015.  Previously, he had been Group President, Global Corporate Services since November 2011. Prior to that, he was Group President, Global Services since 2009. In addition, from July 2008 to September 2010, he was the head of Corporate Development, overseeing mergers and acquisitions for American Express. Mr. Squeri joined American Express in 1985. Prior to joining American Express, Mr. Squeri was a management consultant at Arthur Andersen and Company from 1982 to 1985.

Carrie Wheeler (45). Ms. Wheeler has been a director since 2011. Ms. Wheeler is a TPG Partner, which she joined in 1996. Prior to TPG, she was with Goldman, Sachs & Co. from 1993 to 1996. Ms. Wheeler also serves on the board of directors of Arden Group, Inc.  She previously served on the board of The Neiman Marcus Group, Inc. and Petco Animal Supplies, Inc. We believe Ms. Wheeler’s qualifications to sit on our Board include her financial expertise as well as her experience as a director of two other retail companies.

See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

EXECUTIVE OFFICERS

The names and ages of our executive officers as of January 28, 2017, along with their positions and qualifications, are set forth below.

Name	Age	Position
Millard Drexler	72	Chairman and Chief Executive Officer
Michael Nicholson	50	President, Chief Operating Officer & Chief Financial Officer
Jenna Lyons	48	President, Executive Creative Director
Lynda Markoe	50	Executive Vice President, Human Resources
Libby Wadle	44	President—J.Crew Brand

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

Jenna Lyons. Ms. Lyons has been the Company’s President, Executive Creative Director since July 2010, and before that served as Executive Creative Director since April 2010. Prior to that, she was Creative Director since 2007 and, before that, was Senior Vice President of Women’s Design since 2005. Ms. Lyons joined J.Crew in 1990 as an Assistant Designer and has held a variety of positions within the Company, including Designer from 1994 to 1995, Design Director from 1996 to 1998, Senior Design Director in 1999, and Vice President of Women’s Design from 1999 to 2005. Ms. Lyons serves on the board of directors and is a member of the compensation and nominating and governance committees of Shake Shack, Inc.

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

Director Independence

Because of our status as a voluntary filer and because our securities are not traded on any national securities exchange, the Board has not formally reviewed whether Mr. Feintuch, Mr. Leat and Mr. Squeri can be considered independent under the independence standards of the New York Stock Exchange. Messrs. Coulter, Danhakl and Sokoloff and Ms. Wheeler are employees of our Sponsors and therefore would not be considered independent under these standards. In addition, Mr. Drexler, who is an employee of the Company, would also not be considered independent.

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

Compensation Discussion and Analysis

In general, this section focuses on, and provides a description of, our executive compensation process and a detailed discussion of each of the key elements of our compensation program for fiscal 2016 as they apply to the individuals named in the Summary Compensation Table (the “Named Executive Officers”). Our compensation committee (the “Committee”) consists of representatives from our Sponsors and Mr. Squeri. The following is a discussion of the current compensation philosophy and programs applicable to our executive officers in fiscal 2016.

Fiscal 2016 Compensation Philosophy and Compensation Program Objectives

We place high value on attracting and retaining our executives and associates since their talent and performance are essential to our long-term success. Our compensation philosophy places high value on performance-based and discretionary compensation. Accordingly, our compensation program is designed to be both competitive and fiscally responsible and seeks to:

•	attract the highest caliber of talent required for the success of our business,
•	retain those associates capable of achieving challenging performance standards,
•	incent associates to strive for superior Company and individual performance,
•	align the interests of our executives with the financial and strategic objectives of our Sponsors, and
•	encourage and reward the achievement of our short- and long-term goals and operating plans.

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

•

Long-Term Incentives. The long-term element of our compensation program consists of the opportunity for our executive officers to participate directly as equity owners of the Company through the roll-over and purchase of Parent shares and grants of stock options to purchase Parent shares. The equity component is the most significant element of our executive compensation program because we believe that a meaningful equity interest by our executive officers and management team will provide a strong incentive to drive top line growth, increase margins and profitability and pursue growth opportunities, which we believe will lead to increased equity value and returns to investors.  In fiscal 2016, in order to maintain the incentive value of stock option awards currently outstanding, we offered all eligible employees, including the Named Executive Officers (other than Mr. Nicholson), and Mr. Squeri, the opportunity to exchange their outstanding stock option awards for awards with a lower per-share exercise price and, in the case of time-based vesting stock options, an extended vesting schedule (the “stock option re-pricing”).

The Fiscal 2016 Executive Compensation Process

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

Outside Compensation Consultant

No independent executive compensation consultants were retained by the Committee during fiscal 2016.

Benchmarking Process

In making compensation decisions for fiscal 2016, the Committee considered the competitive market for executives and compensation levels provided by comparable companies. The comparative group used to benchmark compensation with respect to our executive officers and other key associates is composed of specialty retailers with highly visible brands that we view as competitors for customers and/or executive talent. For fiscal 2016, the peer companies were Abercrombie & Fitch Co., American Eagle Outfitters, Inc., Ascena Retail Group, Inc., Chico’s FAS, Inc., Coach, Inc., The Gap, Inc., Guess, Inc., Kate Spade & Company, L Brands, Inc., Michael Kors Holdings Ltd., Nordstrom, Inc., Ralph Lauren Corp., Under Armour, Inc. and Urban Outfitters, Inc. In addition, we monitor the marketplace for innovative and creative compensation programs of those companies that we view as leading their industry. Though the Company generally targets salary levels at the median of our peer group, total compensation may exceed or fall below the median for certain of our executive officers and other key associates since one of the objectives of our compensation program is to consistently reward and retain top performers and to differentiate compensation based upon individual and Company performance.

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

In connection with the Acquisition, Mr. Drexler contributed an aggregate amount of 2,287,545 shares worth approximately $99.5 million in exchange for an ownership interest in Parent following the Acquisition. Following the Acquisition, in accordance with his new employment agreement, Mr. Drexler was awarded 32,109,219 non-qualified stock options, a portion of which vest over time and a portion of which are subject to performance-based vesting conditions.  In 2013, Mr. Drexler acquired an additional 12,040,957 shares in Parent through the exercise of a portion of these stock options. In 2016, Mr. Drexler participated in the stock option re-pricing, and exchanged 12,040,957 of his fully vested time-vesting stock options with an exercise price of $0.25 per share for stock options with an exercise price of $0.10 per share, of which 6,020,479 remained fully vested and 6,020,478 became subject to an additional 4 year time-based vesting period.  He also exchanged 8,027,305 performance-vesting stock options with an exercise price of $0.25 per share for stock options with an exercise price of $0.10 per share and the same performance-vesting hurdles.

Mr. Drexler’s substantial investment in the Company and the size of his equity incentive awards are consistent with his role as an owner-manager and are designed to ensure his commitment to the long-term future of the Company. Details regarding Mr. Drexler’s compensation package are contained in tables that follow. In addition, a description of his employment agreement, originally entered into in connection with the consummation of the Acquisition, is contained in a section that follows. We intend to continue to evaluate the components and level of our CEO’s compensation on an ongoing basis.

Components of the Executive Compensation Program

We believe that a substantial portion of executive compensation should be performance-based. We also believe it is essential for executives to have a meaningful equity stake linked to the long-term performance of the Company; therefore, we have created compensation packages that aim to foster an owner-operator culture. As such, other than base salary, compensation of our executive officers is largely comprised of variable or “at-risk” incentive pay linked to the Company’s financial performance and individual contributions. Other factors we consider in evaluating executive compensation include internal pay equity, external market and competitive information, assessment of individual performance, level of responsibility, and the overall expense of the program. In addition, we also strive to offer benefits competitive with those of our peer group and appropriate perquisites.

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

In spring 2016, in conjunction with its annual review process, the Committee reviewed base salaries for the Named Executive Officers. The Committee decided that Mr. Drexler’s base salary was to remain at $200,000 given his role as owner-manager. This salary is well below the salary level normally provided to a Chief Executive Officer of a company of comparable size, complexity, and performance and below the median level of our peer group.  The Committee also determined that Ms. Lyons’; Mr. Nicholson’s; and Ms. Markoe’s base salaries would remain at $1,000,000; $800,000; and $550,000, respectively. In spring 2016, Ms. Wadle received a $100,000 salary increase resulting in a base salary of $850,000, based upon a review of competitive market data.

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

Annual incentive awards to our Named Executive Officers are paid from the same incentive pool used for all of our eligible associates. For fiscal 2016, the potential size of the total pool was determined by the Company’s performance against pre-established Adjusted EBITDA goals for the fiscal year ended January 28, 2017, which were approved by the Committee on April 22, 2016 as follows:  for Adjusted EBITDA of $181.4 million, the pool would be funded at 25% of the target amount; for Adjusted EBITDA of $240.2 million, the pool would be funded at 100% of the target amount, for Adjusted EBITDA of $318.0 million, the pool would be funded at 200% of the target amount, and for Adjusted EBITDA of more than $318.0 million, the pool could be funded at up to 250% of the target amount at the discretion of the Committee.

The target amount of the incentive pool is determined by calculating the sum of the target incentive award amount assigned to each plan participant. Mr. Drexler’s target award for fiscal 2016 is $1,200,000, as defined in his employment agreement, with a range of potential payment from $0 to $3,000,000. Target awards of the Named Executive Officers, other than Mr. Drexler, are expressed as a percentage of annual base salary for the relevant fiscal year. The target award for Ms. Lyons and Ms. Wadle for fiscal 2016 is 100%, with a range of potential payments from 0% to 250% of annual base salary. The target award for Ms. Markoe is 75%, with a range of potential payments from 0% to 187.5% of annual base salary. Mr. Nicholson’s employment agreement provided that his annual bonus for fiscal 2016 would be not less than $600,000.

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

For fiscal 2016, the Company achieved pre-bonus Adjusted EBITDA of $202.2 million and therefore the annual incentive award pool was funded at 50%. In determining the size of individual bonuses, the Committee may increase or reduce amounts if in its sole judgement such an adjustment is appropriate. Individual bonuses were determined by the Committee on March 17, 2017, and will be paid as follows.  Mr. Drexler will receive $600,000, representing 50% of his target bonus payment. Mr. Nicholson will receive $600,000, representing 75% of his annual base salary. Ms. Lyons will receive $400,000, representing 40% of her annual base salary. Ms. Wadle will receive $340,000, representing 40% of her annual base salary. And Ms. Markoe will receive $206,250, representing 37.5% of her annual base salary.  These bonuses are expected to be paid on or before April 13, 2017, the 75th day of our current fiscal year.

As noted above, Mr. Nicholson was entitled to an annual cash incentive for fiscal 2016 of not less than $600,000 pursuant to his employment agreement. Therefore, Mr. Nicholson’s annual cash incentive will be $600,000. In addition, in April 2016, Mr. Nicholson received a $43,836 cash payment, which represented a pro-rated guaranteed fiscal 2015 bonus of $800,000, pursuant to the terms of his employment agreement. Ms. Markoe received a $100,000 payment in April 2016 as a discretionary performance bonus.

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

In 2011, our Named Executive Officers and certain key members of management were provided the opportunity to roll over on a tax deferred basis, shares of J.Crew Group, Inc. stock and stock options they held into shares or stock options, as applicable, of the Parent in connection with the consummation of the Acquisition. They were also provided the opportunity to purchase shares of the Parent. As a result, Mr. Drexler contributed an aggregate amount of 2,287,545 shares worth approximately $99.5 million in exchange for an ownership interest in Parent following the Acquisition. Ms. Lyons contributed 30,651 shares and 218,401 stock options in exchange for an ownership interest of approximately $4 million. Ms. Wadle contributed 100,590 stock options, 6,804 shares and $370,692 cash in exchange for an ownership interest of approximately $2 million.  Ms. Markoe contributed 7,663 shares and 45,129 stock options in exchange for an ownership interest of approximately $1 million. Mr. Nicholson was not employed by the Company at the time of the Acquisition.

The Committee has approved stock option and restricted stock awards to the Named Executive Officers, consistent with its view that long-term equity incentives are an important part of an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key associates.  In May 2016, each of Ms. Lyons and Ms. Wadle received grants of (A) 1,000,000 shares of restricted stock subject to time-vesting conditions and (B) 1,000,000 shares of restricted stock subject to performance-vesting conditions, and Ms. Markoe received a grant of (A) 500,000 shares of restricted stock subject to time-vesting conditions and (B) 500,000 shares of restricted stock subject to performance-vesting conditions.

In fiscal 2016, in order to enhance the incentive value of outstanding stock option awards, we engaged in the stock option re-pricing, in which time-based vesting stock options with an exercise price greater than $0.10 could be exchanged for stock options with an exercise price of $0.10 per share, following which 50% of the vested stock options would remain vested and 50% of the vested stock options, together with all unvested stock options, would be subject to an additional vesting schedule of 4 years (25% per year), and performance-based vesting stock options with an exercise price greater than $0.10 could be exchanged for stock options with an exercise price of $0.10 per share and the same performance-vesting hurdles.  Stock options rolled over in the Acquisition were not eligible to participate in the stock option re-pricing.

Equity Ownership. We believe that Company executives should have a meaningful ownership stake in the Company to underscore the importance of linking executive and investor interests, and to encourage an owner-manager and long-term perspective in managing the business. This ownership stake has been achieved through the roll-over of shares and stock options, the opportunity for cash investment and the award of stock options and restricted stock.

Benefits and Perquisites. Benefits are provided to our Named Executive Officers in the same manner that they are provided to all other associates. Our Named Executive Officers are eligible to participate in the Company’s 401(k) plan (which includes a Company match component) and receive the same health, life, and disability benefits available to our associates generally.

We offer all of our associates (including the Named Executive Officers) and directors a discount on most merchandise in our stores, and through our e-commerce business. We offer this discount because it is beneficial to our Company to encourage associates and directors to shop in our stores and online. Additionally, this discount represents common practice in the retail industry. This discount is extended to IRS-qualified dependents and spouses.

We do not offer a defined benefit pension, supplemental executive retirement plan (SERP) or a non-qualified deferred compensation plan to our associates or Named Executive Officers.

In addition, from time to time the Company agrees to provide certain executives with perquisites. The Company provides these perquisites on a limited basis in order to attract key talent and to enhance business efficiency. We believe these perquisites are in line with market practice. For fiscal 2016, we provided certain Named Executive Officers with the following perquisites:

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

The section below contains information, both narrative and tabular, regarding the types of compensation paid to (i) our principal executive officer, (ii) our principal financial officer,  and (iii) our other three most highly compensated executive officers as of the end of fiscal 2016 (collectively, the “Named Executive Officers”). The Summary Compensation Table contains an overview of the amounts paid to our Named Executive Officers for fiscal years 2016, 2015, and 2014, as applicable. The tables following the Summary Compensation Table—the Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year-End, and Option Exercises and Stock Vested—contain details of our Named Executive Officers’ recent non-equity incentive and equity grants, past equity awards, general equity holdings, and option exercises. Finally, we have included a table showing potential severance payments to our Named Executive Officers pursuant to their individual employment agreements and certain of our equity incentive plans, assuming, for these purposes that the relevant triggering event occurred on January 28, 2017.

Summary Compensation Table

The following table sets forth the compensation paid to or earned during fiscal years 2016, 2015, and 2014 by our Named Executive Officers:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)		All Other Compensation(3) ($)	Total ($)
Millard Drexler,	2016	$200,000	$600,000	$—		$—	$39,527	$839,527
Chairman and Chief	2015	$200,000	$—	$—		$—	$38,789	$238,789
Executive Officer	2014	$200,000	$—	$—		$—	$38,323	$238,323
Michael Nicholson,	2016	$800,000	$600,000	$—		$—	$10,000	$1,410,000
President, COO	2015	$46,154	$43,836	$400		$—	$—	$90,390
& CFO
Jenna Lyons,	2016	$1,000,000	$400,000	$—		$—	$10,600	$1,410,600
President-Executive	2015	$1,000,000	$—	$—		$—	$10,600	$1,010,600
Creative Director	2014	$1,000,000	$—	$—		$—	$10,400	$1,010,400
Libby Wadle,	2016	$832,692	$340,000	$—	$		$10,600	$1,183,292
President – J.Crew	2015	$750,000	$—	$—		$—	$10,600	$760,600
Brand	2014	$750,000	$—	$—		$—	$10,400	$760,400
Lynda Markoe,	2016	$550,000	$306,250	$—		$—	$10,600	$866,850
EVP -	2015	$550,000	$125,000	$—		$—	$10,600	$685,600
Human Resources	2014	$538,462	$125,000	$—		$—	$10,400	$673,862

(1)

Represents the annual cash incentive awards under our Company annual cash incentive plan and discretionary bonus awards earned by each Named Executive Officer. The bonus pool was funded at 50%. Ms. Markoe was granted a discretionary bonus of $100,000 for performance in April 2016 in addition to her fiscal 2016 annual cash incentive award.  A description of our annual cash incentive plan is in a previous section. Pursuant to Mr. Nicholson’s employment agreement, he is entitled to a bonus for fiscal 2016 of not less than $600,000.

(2)

For each of the Named Executive Officers, represents the aggregate grant date fair value calculated under Accounting Standards Codification (ASC) 718—Compensation—Stock Compensation as share-based compensation in our financial statements for fiscal years 2016, 2015, and 2014 of stock awards and option awards made in those fiscal years, excluding the effect of estimated forfeitures. For awards subject to performance conditions, the amount reflects the full grant date fair value of the awards based on the probable outcome of the performance conditions. See note 4, “Share-Based Compensation” to our consolidated financial statements for a description of assumptions underlying valuation of equity awards.

(3)	All other compensation for fiscal year 2016 consisted of the following:

	Matching Contributions(i)	Medical Concierge(ii)	Legal Fees(iii)	Total
Millard Drexler	$—	$39,527	$—	$39,527
Michael Nicholson	$—	$—	$10,000	$10,000
Jenna Lyons	$10,600	$—	$—	$10,600
Libby Wadle	$10,600	$—	$—	$10,600
Lynda Markoe	$10,600	$—	$—	$10,600

(i)	Represents total Company contributions to each Named Executive Officer’s account in the Company’s tax-qualified 401(k) Plan.
(ii) (iii)

Represents Company payment for medical concierge services, as provided by Mr. Drexler’s employment agreement.

Represents Company payment for Mr. Nicholson’s legal fees related to the review of his employment contract with the Company.

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

As described above, pursuant to the terms of the agreement Mr. Drexler received an option grant under Parent’s 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”) in fiscal year 2011. These options will vest upon meeting certain time- and performance-based vesting conditions and will vest in full upon, as described above, a termination of his employment without cause or by him for good reason. Mr. Drexler’s time-vesting options will vest in full upon the occurrence of a change in control. The agreement also provides that Mr. Drexler will be subject to non-solicitation and non-competition covenants during his employment and for a period of two years and one year, respectively, following the termination of his employment, regardless of the reason for such termination.  In 2016, Mr. Drexler participated in the stock option re-pricing and exchanged 12,040,957 time-based vesting options with an exercise price of $0.25 per share for 6,020,479 vested stock options with an exercise price of $0.10 per share and 6,020,478 unvested stock options with an exercise price of $0.10 per share and an additional 4 year time-based vesting period.  Mr. Drexler also exchanged 8,027,305 performance-based vesting stock options with an exercise price of $0.25 per share for an equal number of performance-based vesting stock options with an exercise price of $0.10.

Michael Nicholson

Mr. Nicholson entered in an employment agreement with us in December 2015 pursuant to which he agreed to serve as our President and Chief Operating Officer and Chief Financial Officer.  The agreement provides for an initial base salary of $800,000, with a target bonus opportunity under the Company’s annual bonus plan of 100% of base salary based upon the achievement of certain performance objectives to be determined each year.  For fiscal year 2016, Mr. Nicholson’s employment agreement provides that his annual bonus will not be less than $600,000, provided he remains employed through the payment date.  Under the agreement Mr. Nicholson is subject to non-competition and non-solicitation covenants during his employment and for a period of 12 and 18 months, respectively, following termination of employment for any reason, provided that the non-competition covenants will not apply following termination of Mr. Nicholson’s employment by the Company without cause or by him for good reason. In the event his employment is terminated without cause, for good reason or due to his death or disability, Mr. Nicholson is entitled under the agreement to certain post-employment compensation, as detailed in a section that follows.

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

Jenna Lyons

Ms. Lyons entered into a second amended and restated employment agreement with us in July 2010 pursuant to which she has agreed to serve as Creative Director for five years beginning in December 2007, subject to automatic one-year renewals unless we or Ms. Lyons provide four months’ written notice prior to the expiration of the current term. The agreement provides for a minimum annual base salary of $675,000, which will be reviewed from time to time by us, and an annual cash incentive award with a target of 50% and a maximum of 100%, in each case, of base salary. In addition, the agreement provided for payment by the Company of a cash contract supplement of $2,000,000 which was paid to Ms. Lyons in January 2008. The agreement also subjects Ms. Lyons to non-competition and non-solicitation covenants during her employment and for a period of 12 months following termination of employment for any reason (except that the non-competition covenant will not apply in the event Ms. Lyons’ employment is terminated by the Company without cause, by Ms. Lyons for good reason or because the Company provides Ms. Lyons with written notice of our intention not to renew the employment agreement). In the event her employment is terminated without cause or for good reason, Ms. Lyons is entitled under the agreement to certain post-employment compensation, as detailed in a section that follows. In 2016, Ms. Lyons participated in the stock option re-pricing, and exchanged 4,128,300 of her time-based vesting stock options with an exercise price of $0.25 per share, and 750,000 of her time-based vesting stock options with an exercise price of $0.57 per share, for 1,830,450 vested stock options with an exercise price of $0.10 per share and 3,047,850 unvested stock options with an exercise price of $0.10 per share and an additional 4 year time-based vesting period.  Ms. Lyons also exchanged 2,293,500 performance-based vesting stock options with an exercise price of $0.25 per share, and 750,000 performance-based vesting stock options with an exercise price of $0.57 per share, for 3,043,500 performance-based vesting stock options with an exercise price of $0.10.

Libby Wadle

Ms. Wadle entered into an employment agreement with us pursuant to which she has agreed to serve as Executive Vice President—J.Crew for three years beginning in November 2011, subject to automatic one-year renewals unless we provide two months’ written notice or Ms. Wadle provides four months’ written notice, in each case, prior to the expiration of the current term. The agreement provides for a minimum annual base salary of $700,000, which will be reviewed annually by us, and an annual cash incentive award with a target of 75% and a maximum of 187.5%, in each case, of base salary. The agreement also subjects Ms. Wadle to non-competition and non-solicitation covenants during her employment and for a period of 12 months following termination of employment for any reason (except that the non-competition covenant will not apply in the event Ms. Wadle’s employment is terminated by the Company without cause or by Ms. Wadle for good reason). In the event her employment is terminated without cause, for good reason, or as a result of the Company’s non-renewal of the agreement, Ms. Wadle is entitled under the agreement to certain post-employment compensation, as detailed in a section that follows. In 2016, Ms. Wadle participated in the stock option re-pricing, and exchanged 1,376,100 of her time-based vesting stock options with an exercise price of $0.25 per share, and 500,000 of her time-based vesting stock options with an exercise price of $0.57 per share, for 838,050 vested stock options with an exercise price of $0.10 per share and 1,038,850 unvested stock options with an exercise price of $0.10 per share and an additional 4 year time-based vesting period.  Ms. Wadle also exchanged 1,376,100 performance-based vesting stock options with an exercise price of $0.25 per share, and 500,000 performance-based vesting stock options with an exercise price of $0.57 per share, for 1,876,100 performance-based vesting stock options with an exercise price of $0.10.

Lynda Markoe

Ms. Markoe entered into a long-term incentive agreement with us in June 2014, pursuant to which she received a long-term cash incentive award provided she remains employed with us through the payment dates of each award. The agreement provides for a First Cash Incentive award of $125,000 which was paid on June 10, 2014 and a Second Cash Incentive award of $125,000 which was paid on June 1, 2015.  If Ms. Markoe were terminated for cause or resigned from employment for any reason on or before May 31, 2016, she would have been obligated to repay us the full gross amount of the Second Cash Incentive.  For purposes of the agreement, “cause” means, without limitation, unsatisfactory job performance, failure to comply with the Company’s policies and handbook, including but not limited to the Code of Ethics and Business Practices; indictment, conviction or admission of any crime involving dishonesty or moral turpitude; participation in any act of misconduct, insubordination or fraud against the Company; use of alcohol or drugs which interferes with her performance of her duties or compromises our integrity or reputation; and excessive absences from work other than as a result of disability.  In 2016, Ms. Markoe participated in the stock option re-pricing, and exchanged 802,750 of her time-based vesting stock options with an exercise price of $0.25 per share, and 250,000 of her time-based vesting stock options with an exercise price of $0.57 per share, for 476,375 vested stock options with an exercise price of $0.10 per share and 576,375 unvested stock options with an exercise price of $0.10 per share and an additional 4 year time-based vesting period.  Ms. Markoe also exchanged 802,750 performance-based vesting stock options with an exercise price of $0.25 per share, and 250,000 performance-based vesting stock options with an exercise price of $0.57 per share, for 1,052,750 performance-based vesting stock options with an exercise price of $0.10.

Grants of Plan-Based Awards—Fiscal 2016

The following table sets forth the non-equity and equity incentive awards and other equity awards granted to our Named Executive Officers for fiscal 2016.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock(#)(2)	All Other Option Awards: Number of Securities Underlying Options(3) (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Millard Drexler	—	$300,000	$1,200,000	$3,000,000	—	—	—	—	—	—	—
	6/29/16	—	—	—	—	—	—		20,068,262	$0.10	$0
Michael Nicholson	—	$600,000	$800,000	$2,000,000	—	—	—	—	—	—	—
Jenna Lyons	—	$250,000	$1,000,000	$2,500,000	—	—	—	—	—	—	—
	5/10/16	—	—	—	—	—	—	2,000,000	—	$0.10	$0
	6/29/16	—	—	—	—	—	—	—	7,921,800	$0.10	$0
Libby Wadle	—	$212,500	$850,000	$2,125,000	—	—	—	—	—	—	—
	5/10/16	—	—	—	—	—	—	2,000,000	—	$0.10	$0
	6/29/16	—	—	—	—	—	—	—	3,752,200	$0.10	$0
Lynda Markoe	—	$103,125	$412,500	$1,031,250	—	—	—	—	—	—	—
	5/10/16	—	—	—	—	—	—	1,000,000	—	$0.10	$0
	6/29/16	—	—	—	—	—	—	—	2,105,500	$0.10	$0

(1)

Represents possible payouts under the Company’s annual cash incentive plan for fiscal 2016. Amounts listed in the maximum column related to achievement of “Super Max” Adjusted EBITDA goal. Achievement of “Max” Adjusted EBITDA goals may result in payouts for Mr. Drexler, Mr. Nicholson, Ms. Lyons, Ms. Wadle, and Ms. Markoe of $2,400,000; $1,600,000, $2,000,000; $1,700,000; and $825,000, respectively.  Under the terms of his employment agreement, Mr. Nicholson’s annual bonus will not be less than $600,000. See Summary Compensation Table for incentive award amounts actually to be paid.

(2)

Represents shares of restricted stock granted under the 2011 Equity Incentive Plan, of which half vest 25% annually, beginning on the second  anniversary of the grant date, subject to continued employment, with an additional 12 months of service credited for vesting purposes upon a termination without cause or a resignation for good reason, and the other half vest based upon achievement of annual EBITDA of $350M, subject to adjustment in good faith by the Committee to reflect future acquisitions and dispositions, and provided that the participant has remained in continuous employment from the grant date through the vesting date.

(3)

Represents option awards granted under the 2011 Equity Incentive Plan that were exchanged in the option re-pricing, and are either (i) vested and exercisable, (ii) scheduled to vest and become exercisable in four equal annual installments beginning on the date of the option re-pricing, subject to continued employment, and have a ten year term, or (iii) vest when certain owners of the Parent receive a specified level of cash proceeds, as defined in the equity incentive plan, from the sale of their initial investment.

(4)

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

OUTSTANDING EQUITY AWARDS AT FISCAL 2016 YEAR-END

The following table sets forth information regarding the outstanding awards under our long-term equity incentive plans held by our Named Executive Officers at the end of fiscal 2016.

		Option Awards(1)					Stock Awards
	Original Grant Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(3)	Market Value of Shares of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)(5)
Millard Drexler	2016	6,020,479	6,020,478	8,027,305	0.10	6/29/26	—	—	—	—

Michael Nicholson	2015	400,000	1,600,000	—	0.10	1/11/26	2,000,000	—	1,500,000	—

Jenna Lyons	2016	1,830,450	3,047,850	3,043,500	0.10	6/29/26	1,000,000	—	1,000,000	—

	2011	1,777,777	—	—	0.25	9/15/17	—	—	—	—

	Total	3,608,227	3,047,850	3,043,500	—	—	1,000,000	—	1,000,000	—

Libby Wadle	2016	838,050	1,038,050	1,876,100	0.10	6/29/26	1,000,000	—	1,000,000	—

Lynda Markoe	2016	476,375	576,375	1,052,750	0.10	6/29/26	500,000	—	500,000	—

(1)

Represents (i) stock options awarded to Ms. Lyons prior to the Acquisition, which were rolled over into vested options of Parent, effective March 7, 2011, (ii) stock options that were granted to Mr. Nicholson on January 11, 2016 in connection with his hiring, and (iii) stock options that were subject to re-pricing in June 2016. All Named Executive Officers (except Mr. Nicholson) participated in the stock option re-pricing offer and, in June 2016, stock options held by Mr. Drexler, My. Lyons, Ms. Wadle, and Ms. Markoe were exchanged for stock options with a $0.10 per share exercise price and, in the case of time-based vesting stock options, an extended vesting schedule, as described above. See Named Executive Officer Employment Agreements.

(2)	The options previously granted were exchanged for re-priced options granted on June 29, 2016, which have an exercise price of $0.10 per share and vest as follows:

	Vested Time-Based Stock Options	Unvested Time-Based Stock Options	Performance Vesting Stock Options
Drexler	6,020,479 time-based options fully-vested as of grant date	6,020,478 options vesting 25% annually beginning on 6/29/17	8,027,305 options with performance-based vesting

Lyons	1,830,450 time-based options fully vested as of grant date	3,047,850 options vesting 25% annually beginning on 6/29/17	3,043,500 options with performance-based vesting

Wadle	838,050 time-based options, fully-vested as of grant date	1,038,050 options vesting 25% annually beginning on 6/29/17	1,876,100 options with performance-based vesting

Markoe	476,375 time-based options fully-vested as of grant date	576,375 options vesting 25% annually beginning on 6/29/17	1,052,750 options with performance-based vesting

The options granted to Mr. Nicholson on January 11, 2016 have an exercise price of $0.10 per share and vest 20% annually beginning on 1/11/17.
(3)

Represents shares of restricted stock granted to Mr. Nicholson and to each of Ms. Lyons, Ms. Wadle, and Ms. Markoe, on January 11, 2016 and May 10, 2016, respectively, that in Mr. Nicholson’s case vest as to 20% of the shares annually beginning on the first anniversary of the grant date, generally subject to continued employment on each vesting date, with an additional 12 months of service credited for vesting purposes upon a termination without cause or resignation for good reason and in Ms. Lyons, Ms. Wadle, and Ms. Markoe’s cases vest as to 25% of the shares annually beginning on the second anniversary of the grant date, generally subject to continued employment on each vesting date.

(4)

Represents shares of restricted stock granted to Mr. Nicholson and to each of Ms. Lyons, Ms. Wadle, and Ms. Markoe, on January 11, 2016 and May 10, 2016, respectively that will vest upon achievement by the Company of a specified financial performance goal (with full vesting on a change in control), generally subject to continued employment through the vesting date.  If the performance condition is not achieved within ten years, the entire award will be forfeited.

(5)	The market value of a share of our Class A common stock as of the last business day of fiscal 2016 was $0.00.

Option Exercises and Stock Vested—Fiscal 2016

In January 2017, Mr. Nicholson vested in 500,000 shares of restricted stock.  There was no other vesting of stock and there were no option exercises by the Named Executive Officers during fiscal 2016.

Potential Payments Upon Termination or Change IN Control

As described above under Employment Agreements, we have employment agreements with Mr. Drexler, Mr. Nicholson, Ms. Lyons and Ms. Wadle under which we are required to pay severance benefits in connection with certain terminations of employment.  Mr. Drexler’s stock option award agreement also provides for accelerated vesting of all his options in connection with a termination of his employment at any time by us without cause (as defined in the award agreement) or by Mr. Drexler for good reason (as defined in the award agreement) and accelerated vesting of a portion of his options in connection with a termination of his employment by us by reason of his death or disability (as defined in the award agreement). In addition, the stock option award agreements held by our other Named Executive Officers provide for the accelerated vesting of their time-based options in connection with a termination of employment by us without cause (as defined in the award agreement) or by the executive for good reason (as defined in the award agreement) within two years following a change in control. Mr. Drexler’s stock option award agreement also provides for accelerated vesting of his time-based options in connection with a change in control. Mr. Nicholson’s restricted stock awards provide for accelerated vesting in connection with a change in control, provided that the acquirer does not assume or substitute such awards. Ms. Markoe is not party to an employment agreement with us, but we may agree to pay severance benefits in connection with a termination of her employment. The following is a description of the severance, termination and change in control benefits payable to each of our Named Executive Officers pursuant to their respective agreements and our equity incentive plans as in effect during fiscal 2016. This disclosure assumes the applicable triggering date occurred on January 28, 2017, the last business day of our 2016 fiscal year.

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

Jenna Lyons

Pursuant to the second amended and restated employment agreement between us and Ms. Lyons, dated July 15, 2010 (the “Lyons Agreement”), the payments and/or benefits we have agreed to pay or provide Ms. Lyons on a termination of her employment vary depending on the reason for such termination.

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

Lynda Markoe

We have not entered into a written employment agreement with Ms. Markoe.  In the event of her termination of employment by the Company, it will be within the Company’s sole discretion whether to pay any severance benefits.  The Company may choose to pay Ms. Markoe severance taking into account her level and tenure with the Company, based on practices that may be in effect with respect to senior executives from time to time.  In that regard, if the Company had terminated Ms. Markoe’s employment at the end of fiscal 2016, it is likely that she would have received (a) continued payment of base salary for a period of up to 52 weeks (but ceasing if she became employed by or provided services to any other entity), (b) 50% of her actual bonus, if any, for the 2016 fiscal year, and (c) if so elected by Ms. Markoe, outplacement assistance.  The provision of such payments and benefits would be subject to the requirement that Ms. Markoe execute (and not revoke) a general release of claims in favor of the Company.

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

If any of the events described above had occurred on January 28, 2017 and the Committee exercised its discretion to cash-out each outstanding and unvested equity award (including performance-based awards) held by the Named Executive Officers as of such date, then each Named Executive Officer would have received an amount equal to the amount disclosed with respect to such Named Executive Officer in “Equity-Based Incentive Compensation” row of the tables below. For purposes of this calculation, we have assumed that the value per share received in connection with such event would be equal to $0.00 per share for Class A common stock, which was the valuation of this class of stock on the last business day of our fiscal year 2016.

The following tables estimate the amounts that would be payable to our Named Executive Officers if their employment terminated on January 28, 2017 and a change in control occurred on such date.

Millard Drexler

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$2,000,000	(2)	—	—	$2,000,000	(2)
Equity-Based Incentive Compensation	—	$—	(3)	—	—	$—	(3)
Other Benefits/ Tax Gross-Ups	—	—		—	—	$—	(4)

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

(2)

Represents amount equal to (i) Mr. Drexler’s base salary ($200,000) and target cash incentive award ($1,200,000) (one half of such payment to be paid on the first business day that is six months and one day following the assumed termination date and the remaining one half of such payment to be paid in six equal monthly installments commencing on the first business day of the seventh calendar month following such date) and (ii) pro-rated lump sum payment of any annual cash incentive award he would have otherwise received for fiscal 2016 (which was $600,000 for fiscal 2016).

(3)

Represents an amount equal to the number of shares underlying all of Mr. Drexler’s unvested stock options as of January 28, 2017 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option. Because the exercise price of each stock option is above the assumed fair market value of $0.00 per share of common stock, no value would be attributable to Mr. Drexler’s unvested stock options.

(4)

Represents the estimated amount of the “gross-up” payment that Mr. Drexler would be entitled to receive in connection with any excise taxes imposed by Section 4999 of the Code as a result of a change in control (as defined by Section 280G of the Code). Since the Company was privately-owned as of January 28, 2017, no such gross-up payment would have been made.

Michael Nicholson

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non- Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Change in Control		Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$2,243,836	(2)	—	—		—	$2,243,836	(2)
Equity-Based Incentive Compensation	—	—	(3)	—	—	(5)	—	$—	(6)
Other Benefits/Tax Gross-Ups	—	$21,252	(4)	—	—		—	—

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

(2)

Represents amount equal to (i) continued payment of base salary ($800,000) for one year following termination and (ii) the annual cash incentive award earned for the fiscal year immediately prior to the fiscal year which includes the assumed termination date (which was $43,836 for fiscal 2015) to the extent not yet paid, (iii) an amount equal to Mr. Nicholson’s target annual cash incentive award ($800,000), and (iv) the pro-rata annual cash incentive award for the fiscal year in which Mr. Nicholson’s termination of employment occurs (which was $600,000 for fiscal 2016).

(3)

Represents an amount equal to (a) the number of shares underlying Mr. Nicholson’s unvested time-based stock options as of January 28, 2017 that would have vested in the 12 months following the termination date, multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option and (b) the number of shares underlying Mr. Nicholson’s unvested time-based restricted stock as of January 28, 2017 that would have vested in the 12 months following the termination date and unvested performance-based restricted stock as of January 28, 2017, multiplied by the valuation of the applicable class of common stock as of that date.  Because the exercise price of each stock option is above the assumed fair market value of $0.00 per share of common stock, no value would be attributable to Mr. Nicholson’s unvested stock options.

(4)

Represents an amount equal to the Company’s total COBRA cost for Mr. Nicholson to continue coverage under the Company’s health insurance plan for one year assuming that Mr. Nicholson did not obtain other employment during that period.

(5)

Represents an amount equal to the number of shares underlying Mr. Nicholson’s unvested restricted stock as of January 28, 2017 multiplied by the valuation of the applicable class of common stock as of that date.

(6)

Represents an amount equal to the number of shares underlying all of (a) Mr. Nicholson’s unvested stock options as of January 28, 2017 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option and (b) Mr. Nicholson’s unvested restricted stock as of January 28, 2017 multiplied by the valuation of the applicable class of common stock as of that date.  Because the exercise price of each stock option is above the assumed fair market value of $0.00 per share of common stock, no value would be attributable to Mr. Nicholson’s unvested stock options.

Jenna Lyons

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non- Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$1,000,000	(2)	—	—	$1,000,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$—	(3)
Other Benefits/Tax Gross-Ups	—	$11,954	(4)	—	—	—

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

(2)

Represents amount equal to (i) continued payment of base salary ($1,000,000) for one year following termination assuming that Ms. Lyons does not obtain other paid employment during that period and (ii) a lump sum payment equal to the annual cash incentive award, if any, that she received for the fiscal year ended prior to the fiscal year which includes the assumed termination date (which was $0 for fiscal 2015).

(3)

Represents an amount equal to the number of shares underlying all of Ms. Lyons’ unvested stock options as of January 28, 2017 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option.  Because the exercise price of each stock option is above the assumed fair market value of $0.00 per share of common stock, no value would be attributable to Ms. Lyons’ unvested stock options.

(4)

Represents an amount equal to the Company’s total COBRA cost for Ms. Lyons to continue coverage under the Company’s health insurance plan for one year assuming that Ms. Lyons did not obtain other employment during that period.

Libby Wadle

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$1,190,000	(2)	—	—	$1,190,000	(2)
Equity-Based Incentive Compensation	—	—		—	—	$—	(3)
Other Benefits/Tax Gross-Ups	—	$21,252	(4)	—	—	—

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

(2)

Represents amount equal to (i) continued payment of base salary ($850,000) for one year following termination assuming that Ms. Wadle does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award that she would have otherwise received for fiscal 2016 (which was $340,000 for fiscal 2016).

(3)

Represents an amount equal to the number of shares underlying all of Ms. Wadle’s unvested stock options as of January 28, 2017 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option. Because the exercise price of each stock option is above the assumed fair market value of $0.00 per share of common stock, no value would be attributable to Ms. Wadle’s unvested stock options.

(4)

Represents an amount equal to the Company’s total COBRA cost for Ms. Wadle to continue coverage under the Company’s health insurance plan for one year assuming that Ms. Wadle did not obtain other employment during that period.

Lynda Markoe

	Qualified Termination by the Company (1)		Death/ Disability	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason
Cash Severance	$653,125	(2)	—	—
Equity-Based Incentive Compensation	—		—	$—	(3)
Other Benefits/Tax Gross-Ups	$—		—	—

(1)

The payment of severance of benefits is within the sole discretion of the Company and, if paid, would be subject to the Named Executive Officer’s execution of a valid general release of all claims against the Company.

(2)

The amount of severance benefits, if any, would be determined by the Company taking into account Ms. Markoe’s level and tenure with the Company, based on practices that may be in effect with respect to senior executives from time to time.  The stated amount represents an estimate of what would likely have been paid to Ms. Markoe had she terminated employment at the end of 2016 fiscal year, equal (i) continued payment of base salary ($550,000) for 52 weeks following termination of employment assuming that Ms. Markoe does not obtain other paid employment during that period and (ii) 50% of any annual cash incentive award she would have otherwise received for fiscal 2016 (which was $206,250 for fiscal 2016).

(3)

Represents an amount equal to the number of shares underlying all of Ms. Ms. Markoe’s unvested stock options as of January 28, 2017 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option. Because the exercise price of each stock option is above the assumed fair market value of $0.00 per share of common stock, no value would be attributable to Ms. Markoe’s unvested stock options.

Director Compensation

The following table sets forth information regarding compensation for each of the Company’s non-management directors for fiscal 2016. Messrs. Coulter, Danhakl and Sokoloff and Ms. Wheeler are representatives of our Sponsors. As a result, these directors are not individually compensated by the Company.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
James Coulter	$—	$—	$—	$—	$—
John Danhakl	$—	$—	$—	$—	$—
Richard Feintuch	$31,250	$—	$—	$17,481	$48,731
Chad Leat	$31,250	$—	$—	$31,121	$62,371
Jonathan Sokoloff	$—	$—	$—	$—	$—
Stephen Squeri	$40,000	$—	$—	$—	$40,000
Carrie Wheeler	$—	$—	$—	$—	$—

(1)	Reflects an annual cash retainer for service as a member of the Board. The amounts for Mr. Feintuch and Mr. Leat have been prorated based on partial year service.
(2)

In fiscal 2016, the Compensation Committee granted Mr. Squeri restricted stock awards with respect to 26,667 shares of Class A common stock and 13,333 shares of Class L common stock for his service as a member of the Board during fiscal 2016 with a grant date fair value of $0. As of January 28, 2017, Mr. Squeri held 53,334 shares of unvested Class A restricted stock, 26,666 shares of unvested Class L restricted stock and 32,000 outstanding stock options. No other stock awards or option awards were granted to our non-management directors during fiscal 2016.  Mr. Squeri participated in the offer to eligible employees to exchange outstanding stock options for stock options with a lower exercise price and, in the case of time-based vesting stock options, an extended vesting schedule.

Compensation of Directors for Fiscal 2016

Neither Mr. Drexler nor the representatives of our Sponsors receive individual compensation from us for serving on the Board.  Mr. Drexler received no additional compensation for his service as a director. The compensation received by Mr. Drexler for his service as our Chief Executive Officer during fiscal 2016 is included in the Summary Compensation Table included in this Form 10-K. In exchange for services as a director in 2016, Mr. Squeri received an annual cash retainer of $40,000. Each of Mr. Feintuch and Mr. Leat received cash payments of $31,250, representing a prorated portion of their $125,000 annual retainer.  In fiscal 2016, the Compensation Committee granted Mr. Squeri restricted stock award of 26,667 shares of Class A common stock and 13,333 shares of Class L common stock for service as a member of the Board during fiscal 2016. The Company pays on behalf of Mr. Feintuch and Mr. Leat the travel expenses and legal fees related to their service on the Board.  In Fiscal 2016, Mr. Feintuch received $2,692 in travel expenses and $14,789 towards legal fees, and Mr. Leat received $16,332 in travel expenses and $14,789 towards legal fees.

Each of our directors receives a discount on most merchandise in our stores and through our e-commerce business, which we believe is a common practice in the retail industry.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of the Board of the Company are Mr. Coulter, Mr. Sokoloff, Mr. Squeri and Ms. Wheeler. None of these committee members were officers or employees of the Company during fiscal year 2016, were formerly Company officers or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board or compensation committee and any member of the Board or compensation committee of another company.

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

The following table describes the beneficial ownership of Parent’s common stock, consisting of both Class A common stock and Class L common stock, as of March 21, 2017 by each person known to the Company to beneficially own more than five percent of Parent’s common stock, each director, each executive officer named in the “Summary Compensation Table,” and all directors and executive officers as a group. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of Class A common stock underlying options beneficially owned by that person that are exercisable within 60 days following March 21, 2017. The beneficial ownership percentages reflected in the table below are based on 91,070,424 shares of Parent’s Class L common stock and 832,163,066 shares of Parent’s Class A common stock outstanding as of March 21, 2017.

Name of Beneficial Owner	Amount and Nature of Beneficially Owned Class L	Percent of Class L	Amount and Nature of Beneficially Owned Class A	Percent of Class A
5% Shareholders
Affiliates of TPG	60,275,627(a)	66.19%	542,480,716(b)	65.19%
Affiliates of LGP	22,666,665(c)	24.89%	203,999,999(d)	24.51%

Directors and Executive Officers
James Coulter	60,275,627(a)	66.19%	542,480,716(b)	65.19%
Millard S. Drexler	7,370,977(e)	8.09%	84,400,241(f)	10.07%
John G. Danhakl	22,666,665(g)	24.89%	203,999,999(g)	24.51%
Jonathan D. Sokoloff	22,666,665(h)	24.89%	203,999,999(h)	24.51%
Stephen J. Squeri	54,053(i)	*	345,833(j)	*
Carrie Wheeler	— (k)	*	— (k)	*
Richard Feintuch	—	*	—	*
Chad Leat	—	*	—	*
Jenna Lyons	296,296	*	5,386,004(l)	*
Libby Wadle	148,148	*	2,615,827(m)	*
Lynda Markoe	74,074	*	1,365,263(n)	*
Michael Nicholson	—	*	900,000(o)	*
All Executive Officers and Directors as a Group	90,885,840	99.80%	841,493,883	99.76%

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

(c)

Represents 17,091,769 shares of Class L common stock held by Green Equity Investors V, L.P., a Delaware limited partnership (“GEI V”), 5,127,119 shares of Class L common stock held by Green Equity Investors Side V, L.P., a Delaware limited partnership (“GEI Side”) and 447,777 shares of Class L common stock held by LGP Chino Coinvest LLC, a Delaware limited Liability Company (“LGP Chino Coinvest” and, together with GEI V and GEI Side, the “LGP Funds”). GEI Capital V, LLC, a Delaware limited liability company (“GEI Capital”), is the general partner of each of GEI V and GEI Side. GEI Capital may be deemed to have voting and dispositive power with respect to the 22,218,888 shares of Class L common stock held by GEI V and GEI Side. GEI Capital expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. LGP Associates V LLC, a Delaware limited liability company (“LGP Associates V”) is the manager of LGP Chino Coinvest. Peridot Coinvest Manager LLC, a Delaware limited partnership (“Peridot”) is the manager of LGP Associates V. The sole member and manager of Peridot is Leonard Green & Partners, L.P., a Delaware limited partnership (“LGP”). LGP serves as the management company of GEI V and GEI Side. LGP may be deemed to have voting and dispositive power with respect to the 22,666,665 shares of Class L common stock held by the LGP Funds and Peridot may be deemed to have voting and dispositive power with respect to the 447,777 shares of Class L common stock held by LGP Chino Coinvest. LGP and Peridot expressly disclaim beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. The business address of each of the LGP Funds and LGP is c/o Leonard Green & Partners, 11111 Santa Monica Boulevard Suite 2000, Los Angeles, CA 90025.

(d)

Represents 153,825,921 shares of Class A common stock held by GEI V, 46,144,078 shares of Class A common stock held by GEI Side and 4,030,000 shares of Class A common stock held by LGP Chino Coinvest. GEI Capital is the general partner of each of GEI V and GEI Side. GEI Capital may be deemed to have voting and dispositive power with respect to the 199,969,999 shares of Class A common stock held by GEI V and GEI Side. GEI Capital expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. LGP Associates V is the manager of LGP Chino Coinvest. Peridot is the manager of LGP Associates V. The sole member and manager of Peridot is LGP. LGP is the manager of LGP Chino Coinvest and serves as the management company of GEI V and GEI Side. LGP may be deemed to have voting and dispositive power with respect to the 203,999,999 shares of Class A common stock held by the LGP Funds and Peridot may be deemed to have voting and dispositive power with respect to the 4,030,000 of Class A common stock held by LGP Chino Coinvest. LGP and Peridot expressly disclaim beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein.

(e)

Represents 2,424,282 shares of Class L common stock held by The Drexler Family Revocable Trust, 1,867,278 shares of Class L common stock held by The Drexler 2008 Family Trust f/b/o Alexander Fischman Drexler, 1,867,277 shares of Class L common stock held by The Drexler 2008 Family Trust f/b/o Katherine Elizabeth Fischman Drexler, 606,070 shares of Class L common stock held by The 2012 Drexler Family GST Trust f/b/o Katherine Drexler and 606,070 shares of Class L common stock held by The 2012 Drexler Family GST Trust f/b/o Alexander Drexler.

(f)

Represents 29,845,841 shares of Class A common stock held by The Drexler Family Revocable Trust, 16,805,500 shares of Class A common stock held by The Drexler 2008 Family Trust f/b/o Alexander Fischman Drexler, 16,805,500 shares of Class A common stock held by The Drexler 2008 Family Trust f/b/o Katherine Elizabeth Fischman Drexler, 7,461,461 shares of Class A common stock held by The 2012 Drexler Family GST Trust f/b/o Katherine Drexler and 7,461,460 shares of Class A common stock held by The 2012 Drexler Family GST Trust f/b/o Alexander Drexler. This also includes 6,020,079 shares of Class A common stock that Mr. Drexler has the right to acquire within 60 days of March 21, 2017 upon the exercise of stock options at an exercise price of $0.10 per share.

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

(i)	Includes 47,386 shares of Class L common stock held by Mr. Squeri and 6,667 shares of Class L restricted common stock.
(j)

Includes 300,500 shares of Class A common stock held by Mr. Squeri, 45,333 shares of Class A restricted common stock that Mr. Squeri has the right to acquire within 60 days of March 21, 2017 upon the exercise of stock options at an exercise price of $0.10 per share.

(k)

Ms. Wheeler is a TPG Partner. Ms. Wheeler does not have voting or dispositive power over and disclaims beneficial ownership of the TPG Stock. The business address of Ms. Wheeler is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(l)

Includes 1,777,777 shares of Class A common stock held by Ms. Lyons, 1,777,777 shares of Class A common stock that Ms. Lyons has the right to acquire within 60 days of March 21, 2017 upon the exercise of stock options at an exercise price of $0.25 per share and 1,830,450 shares of Class A common stock that Ms. Lyons has the right to acquire within 60 days of March 21, 2017 upon the exercise of stock options at an exercise price of $0.10 per share.

(m)

Includes 1,777,777 shares of Class A common stock held by Ms. Wadle and 838,050 shares of Class A common stock that Ms.

Wadle has the right to acquire within 60 days of March 21, 2017 upon the exercise of stock options at an exercise price of $0.10 per share.

(n)

Includes 888,888 shares of Class A common stock held by Ms. Markoe and 476,375 shares of Class A common stock that Ms. Markoe has the right to acquire within 60 days of March 21, 2017 upon the exercise of stock options at an exercise price of $0.10 per share.

(o)

Includes 500,000 shares of Class A restricted common stock held by Mr. Nicholson and 400,000 shares of Class A common stock that Mr. Nicholson has the right to acquire within 60 days of March 21, 2017 upon the exercise of stock options at an exercise price of $0.10 per share.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Stockholders Agreements

The Company has entered into each of a Principal Investors Stockholders’ Agreement and a Management Stockholders’ Agreement with the Sponsors, certain parent companies of the Company (including Parent), certain other stockholders of Parent party thereto and, with respect to the Management Stockholders’ Agreement, certain members of management party thereto including but not limited to Mss. Lyons, Markoe and Wadle and Mr. Nicholson (collectively, the “Stockholders Agreements”). These agreements contain arrangements among the parties thereto with respect to the business and affairs of the Company and the ownership of securities of Parent, including with respect to election of the Company’s directors and the directors of its parent companies, restrictions on the issuance or transfer of interests in the Company and its parent entities and other corporate governance provisions (including the right to approve various corporate actions).

Pursuant to the Stockholders Agreements, (i) the LGP Funds have the right to nominate, and have nominated, two directors to the Company’s Board, (ii) Millard S. Drexler has been nominated to the Board and will serve so long as he is the chief executive officer of the Company and (iii) TPG has the right to set the size of the Board and nominate the remaining directors. At the closing of the Acquisition in March 2011, TPG nominated two directors to the Company’s Board. In May 2012, Stephen Squeri was unanimously appointed to the Board. In January 2017, Richard Feintuch and Chat Leat were unanimously appointed to the Board, such that the Board is currently comprised of eight directors. Pursuant to the Amended and Restated Certificate of Incorporation of the Company as well as the Stockholders Agreements, each director nominated by TPG has four votes for purposes of any Board action and each other director has one vote for purposes of any Board action. All decisions of the Board require the approval of a majority of the voting power held by the directors appointed in accordance with the Stockholders Agreements. In addition, the Stockholders Agreements provide that certain significant transactions regarding the Company and its parent companies require the consent of the LGP Funds.

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

Agreements with the Sponsors

In connection with the Acquisition, we entered into a management services agreement with the Sponsors, and/or affiliates of the Sponsors if the Sponsors so choose (the “Managers”), pursuant to which the Managers will provide us with certain management services until December 31, 2021, with evergreen one year extensions thereafter. The management services agreement provides that the Managers will receive an aggregate annual retainer fee equal to the greater of 40 basis points of annual revenue and $8 million to be allocated between the Managers as set forth in the management agreement. The management services agreement provides that the Managers will be entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions equal to customary fees charged by internationally-recognized investment banks for serving as financial advisor in similar transactions. The management agreement also provides for reimbursement for out-of-pocket expenses incurred by the Managers or their designees after the consummation of the Acquisition.

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

Indemnification of Directors and Officers; Directors’ and Officers’ Insurance

On January 3, 2017, we entered into indemnification agreements with each of our directors (the “Indemnification Agreements”). These Indemnification Agreements clarify and supplement indemnification provisions already contained in our Articles of Incorporation and Bylaws and, among other things, provide for indemnification of the director to the fullest extent permitted by the laws of the state of Delaware, advancement of legal fees and expenses in connection with legal proceedings, certain procedures for determining whether the director is entitled to indemnification and dispute resolution procedures. The form of Indemnification Agreement is attached as Exhibit 10.24 to this Annual Report on Form 10-K.

Those directors and officers of J.Crew and its subsidiary at or prior to the closing of the Acquisition are entitled, under the merger agreement relating to the Acquisition, to continued indemnification coverage for acts or omissions at or prior to the closing of the Acquisition.

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

Private Aircraft

Mr. Drexler travels extensively for Company business, including for purposes of site visitations to the Company’s stores. For purposes of business efficiency, Mr. Drexler uses his private airplane. Mr. Drexler’s airplane is owned by an entity which he controls. We pay an established charter rate to a third-party commercial aircraft operator for business use of his airplane. Mr. Drexler also has a fractional interest in a helicopter and we reimburse him for business use of the helicopter at an established rate. The audit committee has reviewed the terms of these arrangements to ensure they are at, or below, market and in the best interests of the Company. During fiscal 2016, we paid $1,117,400 pursuant to these arrangements.

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

During fiscal years 2016, 2015 and 2014, KPMG LLP served as our independent registered public accounting firm and in that capacity rendered an unqualified opinion on our consolidated financial statements as of and for the three years ended January 28, 2017.

The following table sets forth the aggregate fees billed or expected to be billed to us by our independent registered public accounting firm in each of the last two fiscal years:

	Fiscal 2016	Fiscal 2015
Audit fees	$1,326,000	$1,399,000
Audit-related fees	—	—
Tax fees	132,000	110,000
Total fees	$1,458,000	$1,509,000

Audit Fees

These amounts represent fees billed or expected to be billed by KPMG LLP for professional services rendered for the audits of the Company’s annual financial statements for fiscal 2016 and fiscal 2015 and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

This amount represents fees billed by KPMG LLP for professional services rendered that were not included under “Audit Fees” or “Tax fees.”

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

For fiscal 2016, the Audit Committee established fee limits on pre-approved services outside the scope of the pre-approved annual audit engagement of up to $200,000 in the aggregate for statutory audits or financial audits for subsidiaries of the Company; up to $20,000 for audits of the Company’s 401(k) Savings Plan; up to $150,000 for sales and use tax compliance; up to $50,000 in the aggregate for VAT compliance and indirect tax advice for certain foreign subsidiaries; and up to $250,000 for services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings and assistance in responding to SEC comment letters.

The audit committee is governed by a written charter, which is available free of charge on the investor relations section of our website at www.jcrew.com or upon written request to the Secretary of the Company, J.Crew Group, Inc., 770 Broadway, New York, New York 10003. The audit committee held 4 meetings in fiscal 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	Financial Statements and Financial Statement Schedules. See “Index to Financial Statements” which is located on page F-1 of this report.
(b)	Exhibits. See the exhibit index which is included herein.
ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.CREW GROUP, INC.
Date: March 21, 2017	By:	/S/ MILLARD DREXLER
Millard Drexler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 20, 2017.

Signature	Title

/s/ Millard Drexler	Chairman of the Board,
Millard Drexler	Chief Executive Officer and a Director
(Principal Executive Officer)

/s/ Michael J. Nicholson	President, Chief Operating Officer and Chief Financial Officer
Michael J. Nicholson	(Principal Financial Officer)

/s/ JEREMY BROOKS	Vice President, Chief Accounting Officer
Jeremy Brooks	(Principal Accounting Officer)

*	Director
James Coulter

*	Director
John Danhakl

*	Director
Richard Feintuch

*	Director
Chad Leat

*	Director
Jonathan Sokoloff

*	Director
Stephen Squeri

*	Director
Carrie Wheeler

*By:	/s/ Michael J. Nicholson
Michael J. Nicholson
Attorney-in-Fact

J.Crew Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J.Crew Group, Inc.:

We have audited the accompanying consolidated balance sheets of J.Crew Group, Inc. and its subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 28, 2017. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.Crew Group, Inc. and its subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 21, 2017

J.CREW GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	January 28, 2017	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$132,226	$87,812
Merchandise inventories	314,492	372,410
Prepaid expenses and other current assets	59,494	65,605
Total current assets	506,212	525,827
Property and equipment, at cost	642,339	645,065
Less accumulated depreciation	(280,152)	(246,821)
Property and equipment, net	362,187	398,244
Intangible assets, net	450,204	460,744
Goodwill	107,900	107,900
Other assets	6,207	7,261
Total assets	$1,432,710	$1,499,976
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$194,494	$248,342
Other current liabilities	157,141	157,765
Interest payable	7,977	5,279
Income taxes payable to Parent	25,215	7,086
Current portion of long-term debt	15,670	15,670
Total current liabilities	400,497	434,142
Long-term debt, net	1,494,490	1,501,917
Lease-related deferred credits, net	132,566	131,812
Deferred income taxes, net	148,200	148,819
Other liabilities	43,168	52,273
Total liabilities	2,218,921	2,268,963
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	980,368	979,333
Accumulated other comprehensive loss	(11,536)	(16,791)
Accumulated deficit	(1,755,043)	(1,731,529)
Total stockholders’ deficit	(786,211)	(768,987)
Total liabilities and stockholders’ deficit	$1,432,710	$1,499,976

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

	For the Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Revenues:
Net sales	$2,359,622	$2,447,692	$2,540,449
Other	65,840	58,135	39,246
Total revenues	2,425,462	2,505,827	2,579,695
Cost of goods sold, including buying and occupancy costs	1,550,185	1,610,256	1,608,777
Gross profit	875,277	895,571	970,918
Selling, general and administrative expenses	818,546	834,137	845,953
Impairment losses	7,752	1,381,642	709,985
Income (loss) from operations	48,979	(1,320,208)	(585,020)
Interest expense, net	79,359	69,801	74,352
Loss on refinancings	435	—	58,960
Loss before income taxes	(30,815)	(1,390,009)	(718,332)
Benefit for income taxes	(7,301)	(147,333)	(60,559)
Net loss	$(23,514)	$(1,242,676)	$(657,773)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	6,387	74	13,652
Unrealized gain (loss) on cash flow hedges, net of tax	449	(7,012)	(10,634)
Foreign currency translation adjustments	(1,581)	200	2,113
Comprehensive loss	$(18,259)	$(1,249,414)	$(652,642)

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except shares)

			Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total stockholders’ equity (deficit)
	Common Stock
	Shares	Amount
Balance at February 1, 2014	1,000	$—	$1,008,984	$196,620	$(15,184)	$1,190,420
Net loss	—	—	—	(657,773)	—	(657,773)
Share-based compensation	—	—	5,968	—	—	5,968
Excess tax benefit from share-based awards	—	—	8	—	—	8
Dividend and contribution to Parent	—	—	(30)	(27,700)	—	(27,730)
Reclassification of realized losses on cash flow hedges, net of tax of $8,728, to earnings	—	—	—	—	13,652	13,652
Unrealized loss on cash flow hedges, net of tax of $6,799	—	—	—	—	(10,634)	(10,634)
Foreign currency translation adjustments	—	—	—	—	2,113	2,113
Balance at January 31, 2015	1,000	$—	$1,014,930	$(488,853)	$(10,053)	$516,024
Net loss	—	—	—	(1,242,676)	—	(1,242,676)
Share-based compensation	—	—	2,580	—	—	2,580
Dividend and contribution to Parent	—	—	(38,177)	—	—	(38,177)
Reclassification of realized losses on cash flow hedges, net of tax of $47, to earnings	—	—	—	—	74	74
Unrealized loss on cash flow hedges, net of tax of $4,483	—	—	—	—	(7,012)	(7,012)
Foreign currency translation adjustments	—	—	—	—	200	200
Balance at January 30, 2016	1,000	$—	$979,333	$(1,731,529)	$(16,791)	$(768,987)
Net loss	—	—	—	(23,514)	—	(23,514)
Share-based compensation	—	—	1,035	—	—	1,035
Reclassification of realized losses on cash flow hedges, net of tax of $4,083, to earnings	—	—	—	—	6,387	6,387
Unrealized loss on cash flow hedges, net of tax of $287	—	—	—	—	449	449
Foreign currency translation adjustments	—	—	—	—	(1,581)	(1,581)
Balance at January 28, 2017	1,000	$—	$980,368	$(1,755,043)	$(11,536)	$(786,211)

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,514)	$(1,242,676)	$(657,773)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	109,503	103,966	93,458
Amortization of intangible assets	10,540	15,559	15,944
Reclassification of hedging losses to earnings	10,470	119	—
Impairment losses	7,752	1,381,642	709,985
Amortization of deferred financing costs and debt discount	5,021	5,030	5,657
Share-based compensation	1,035	2,580	5,968
Loss on refinancings	435	—	58,960
Excess tax benefit from share-based awards	—	—	(8)
Foreign currency transaction (gains) losses	(1,539)	2,027	5,480
Deferred income taxes	(5,140)	(151,232)	(75,015)
Changes in operating assets and liabilities:
Merchandise inventories	57,798	(5,351)	(15,071)
Prepaid expenses and other current assets	5,989	(4,265)	(4,585)
Other assets	741	(701)	(832)
Accounts payable and other liabilities	(62,965)	16,910	4,934
Federal and state income taxes	21,707	11,945	11,016
Net cash provided by operating activities	137,833	135,553	158,118
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(80,140)	(103,657)	(127,874)
Other investing activities	—	—	(4,817)
Net cash used in investing activities	(80,140)	(103,657)	(132,691)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of Term Loan Facility	(11,753)	(15,670)	(11,753)
Cost paid in connection with refinancings of debt	(1,099)	(137)	(22,182)
Dividend and contribution to Parent	—	(38,177)	(27,730)
Proceeds from Term Loan Facility, net of discount	—	—	1,559,165
Repayments of former term loan	—	—	(1,167,000)
Redemption of Senior Notes	—	—	(400,000)
Excess tax benefit from share-based awards	—	—	8
Net cash used in financing activities	(12,852)	(53,984)	(69,492)
Effect of changes in foreign exchange rates on cash and cash equivalents	(427)	(1,197)	(1,487)
Increase (decrease) in cash and cash equivalents	44,414	(23,285)	(45,552)
Beginning balance	87,812	111,097	156,649
Ending balance	$132,226	$87,812	$111,097
Supplemental cash flow information:
Income taxes paid	$1,245	$1,328	$3,985
Interest paid	$72,558	$73,923	$92,973

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

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

(c) Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years 2016, 2015, and 2014, ended on January 28, 2017, January 30, 2016, and January 31, 2015, respectively, and each consisted of 52 weeks.

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

(e) Revenue Recognition

Revenue is recognized at the point of sale in the stores, and at an estimated date of receipt by the customer in the e-commerce business. Prices for all merchandise are listed in the Company’s websites and catalogs and are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return. The Company accrues a sales return allowance for estimated returns of merchandise that will occur subsequent to the balance sheet date, but relate to sales prior to the balance sheet date. The Company presents taxes collected from customers and remitted to governmental authorities on a net basis on the consolidated statements of operations and comprehensive loss.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

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

Amounts billed to customers for shipping and handling fees are recorded in other revenues. Other revenues also include (i) income from unredeemed gift cards, estimated based on Company specific historical trends, which amounted to $5,208 in fiscal 2016, $4,539 in fiscal 2015, and $4,101 in fiscal 2014, and (ii) revenues from third party resellers, which amounted to $29,107 in fiscal 2016, $24,088 in fiscal 2015, and $9,012 in fiscal 2014.

(f) Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or market. The Company capitalizes certain design, purchasing and warehousing costs in inventory and these costs are included in cost of goods sold as the inventories are sold.

(g) Advertising and Catalog Costs

Direct response advertising, which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. Amortization of capitalized advertising costs is computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which is approximately two months. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 28, 2017 and January 30, 2016 were $4,789 and $6,452, respectively. Catalog costs, which are reflected in selling, general and administrative expenses, were $41,268 in fiscal 2016, $48,533 in fiscal 2015, and $47,372 in fiscal 2014.

All other advertising costs, which are expensed as incurred, were $63,427 in fiscal 2016, $71,095 in fiscal 2015, and $63,278 in fiscal 2014.

(h) Lease-Related Deferred Credits

Rental payments under operating leases are charged to expense on a straight-line basis after consideration of rent holidays, step rent provisions and escalation clauses. Differences between rental expense, which is recognized from the date of possession, and actual rental payments are recorded as deferred rent and included in deferred credits.

The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $83,028 and $83,347 at January 28, 2017 and January 30, 2016, respectively.

Additionally, in connection with the Acquisition, the Company recorded liabilities for unfavorable lease commitments, which are amortized on a straight-line basis over the remaining lease life, which aggregated to $4,733 and $7,478 at January 28, 2017 and January 30, 2016, respectively.

(i) Share-Based Compensation

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

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

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

(k) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. Charges for impairment of long-lived assets were $7,752 in fiscal 2016, $4,522 in fiscal 2015 and $2,785 in fiscal 2014. See notes 3 and 9 for more information regarding impairment of long-lived assets.

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

(n) Cash and Cash Equivalents

The Company considers all highly liquid marketable securities, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $96,450 and $50,103 at January 28, 2017 and January 30, 2016, respectively, are stated at cost, which approximates fair market value.

(o) Operating Expenses

Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations, and all shipping and handling and delivery costs.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, administrative payroll, store expenses other than occupancy costs, depreciation and amortization, certain warehousing expenses (aggregating to $40,841 in fiscal 2016, $44,164 in fiscal 2015 and $43,442 in fiscal 2014) and credit card fees.

(p) Deferred Financing Costs

Deferred financing costs are amortized over the term of the related debt agreements. The amortization is included in interest expense, net.

(q) Store Pre-opening Costs

Costs associated with the opening of new stores are expensed as incurred.

(r) Goodwill and Intangible Assets

The Acquisition of the Company was accounted for as a purchase business combination, whereby the purchase price paid was allocated to recognize the acquired assets and liabilities at fair value. In connection with the purchase price allocation, intangible assets were established for the J.Crew and Madewell trade names, loyalty program, customer lists and favorable lease commitments. The purchase price in excess of the fair value of assets and liabilities was recorded as goodwill, which consists primarily of intangible assets related to the knowhow, design and merchandising abilities that do not qualify for separate recognition.

Indefinite-lived intangible assets, such as the J.Crew trade name and goodwill, are not subject to amortization. The Company assesses the recoverability of indefinite-lived intangibles whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its fair value. Definite-lived intangibles, such as the Madewell trade name and favorable lease commitments, are amortized on a straight line basis over their useful life or remaining lease term. See note 3 for more information regarding goodwill and intangible assets of the Company.

The Company assesses the recoverability of goodwill at the reporting unit level, which consists of its operating segments, J.Crew and Madewell, of which only Madewell has goodwill. In this assessment, the Company first compares the estimated enterprise fair value of the Madewell reporting unit to its recorded carrying value. The Company estimates the enterprise fair value based on a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach. If the recorded carrying value of the Madewell reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which the Company allocates the enterprise fair value to the fair value of the Madewell’s net assets. The second step of the impairment testing process requires, among other things, estimates of fair values of substantially all of the Company’s tangible and intangible assets. Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for Madewell. If the recorded goodwill balance for Madewell exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value. See note 3 for more information regarding impairment of goodwill and intangible assets.

(s) Dividends

Dividends are recorded at the declaration date as a reduction of retained earnings included in stockholders’ equity (deficit). If the amount of the dividend exceeds retained earnings, the dividend is recorded as a reduction of additional paid-in capital.

(t) Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while revenue and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive loss within stockholders’ equity (deficit). As of January 28, 2017 and January 30, 2016, foreign currency translation adjustments resulted in accumulated losses of $1,581 and accumulated gains of $200, respectively. Foreign currency transaction gains (losses) included in operating results were $1.5 million in fiscal 2016, $(2.0) million in fiscal 2015 and $(5.5) in fiscal 2014.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

(u) Derivative Financial Instruments

The Company enters into interest rate swap agreements to manage a portion of its interest rate risk related to floating rate indebtedness. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these instruments are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive loss, while the ineffective portion of such gains or losses is recorded as a component of interest expense. Realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive loss to interest expense.

(v) Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation. Specifically, the Company adopted an accounting standard which requires certain deferred financing costs related to a recognized debt liability to be presented in the balance sheet as a reduction of the carrying amount of that debt liability. The adoption of this pronouncement resulted in the reclassification of $16,301 from long-term assets to long-term liabilities on the Company’s consolidated balance sheet at January 30, 2016.

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for on-going consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $10.0 million in fiscal 2016, $10.3 million in fiscal 2015, and $10.4 million in fiscal 2014 for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

3. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at January 31, 2015	$5,633	$20,009	$65,942	$4,724	$740,300
Amortization expense	(5,200)	(5,801)	(4,100)	(458)	—
Impairment losses	—	—	—	—	(360,305)
Balance at January 30, 2016	433	14,208	61,842	4,266	379,995
Amortization expense	(433)	(5,568)	(4,100)	(439)	—
Impairment losses	—	—	—	—	—
Balance at January 28, 2017	$—	$8,640	$57,742	$3,827	$379,995
Total accumulated amortization or impairment losses at January 28, 2017	$(27,010)	$(52,370)	$(24,258)	$(988)	$(505,305)

Estimated amortization expense of intangible assets for the next five fiscal years is as follows: $9 million in fiscal 2017, $8 million in fiscal 2018, $5 million in fiscal 2019, $5 million in fiscal 2020, and $5 million in fiscal 2021.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

A summary of goodwill is as follows:

Goodwill
Balance at January 31, 2015	$1,124,715
Impairment losses	(1,016,815)
Balance at January 30, 2016	107,900
Impairment losses	—
Balance at January 28, 2017	$107,900

The Company recorded non-cash impairment charges of $7.8 million in fiscal 2016, $1,381.6 million in fiscal 2015 and $710.0 million in fiscal 2014. The impairment losses were the result of the write-down of the following assets:

	For the Year Ended January 28, 2017	For the Year Ended January 30, 2016	For the Year Ended January 31, 2015
Goodwill allocated to the J.Crew reporting unit	$—	$1,016,815	$562,200
Intangible asset related to the J.Crew trade name	—	360,305	145,000
Long-lived assets (see note 9)	7,752	4,522	2,785
Impairment losses	$7,752	$1,381,642	$709,985

The carrying value of goodwill of $107.9 million relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit, which has previously recorded accumulated impairment losses of $1,579.0 million. The carrying value of the intangible asset for the J.Crew and Madewell trade names was $380.0 million and $57.7 million, respectively, at January 28, 2017. If operating results decline below the Company’s expectations, additional impairment charges may be recorded in the future.

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

Accounting for Option Exchange

In the second quarter of fiscal 2016, the Parent completed an option exchange program (the “Option Exchange”) which allowed eligible associates of the Company to exchange outstanding options for options with an exercise price of $0.10 per share. The new awards will vest over a four year period. The Option Exchange resulted in no incremental fair value of the options when comparing the value of the options immediately before and immediately after the exchange. Therefore, there is no additional expense in connection with the Option Exchange.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

A summary of the shares available for grant as equity awards under the 2011 Plan is as follows:

Shares
Available for grant at January 30, 2016	15,225,070
Cancelled pursuant to Option Exchange	51,401,962
Reissued pursuant to Option Exchange	(51,401,962)
Granted as options	(9,120,000)
Granted as restricted stock	(8,380,000)
Forfeited and available for reissuance	6,292,550
Available for grant at January 28, 2017	4,017,620

Stock Options

In fiscal 2016, the Company granted 9,120,000 stock option awards outside of the option exchange. The fair value of stock options was estimated at the date of grant using an option pricing model with the following weighted average assumptions:

Option Valuation Assumptions	Fiscal 2016	Fiscal 2015	Fiscal 2014
Risk-free interest rates(1)	1.5%	1.8%	1.8%
Dividend yield	—	—	—
Expected volatility(2)	50.3%	49.7%	53.2%
Expected term(3)	10.0	6.5	6.5

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	Based on average volatility of stock prices of companies in a peer group analysis.
(3)	Represents the period of time (in years) options are expected to be outstanding.

The weighted-average grant-date fair value of options granted was $0.00, $0.01, and $0.37 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

As of January 28, 2017, there was $1.1 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 3.5 years. Expense associated with the options exercisable when certain owners of the Parent receive a specified level of cash proceeds will not be recognized until that event is probable.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

A summary of stock option activity under the 2011 Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 30, 2016	58,781,462	$0.31
Cancelled pursuant to Option Exchange	(51,401,962)	$0.31
Reissued pursuant to Option Exchange	51,401,962	$—
Granted	9,120,000	$—
Exercised	—	$—
Forfeited	(6,292,550)	$0.23
Outstanding at January 28, 2017	61,608,912	$0.10	9.3	$—
Exercisable at January 28, 2017	12,737,554	$0.11	9.3	$—
Expected to vest at January 28, 2017	46,251,756	$0.10	9.3	$—

A summary of stock option vesting activity under the 2011 Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 30, 2016	36,220,225	$0.30
Cancelled pursuant to Option Exchange	(27,454,455)	$0.36
Reissued pursuant to Option Exchange	39,428,208	$—
Granted	9,120,000	$—
Vested	(3,551,570)	$0.38
Forfeited	(4,891,050)	$0.10
Unvested at January 28, 2017	48,871,358	$—

A summary of stock option activity for awards rolled over by management during the Acquisition is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 30, 2016	2,180,331	$0.25
Exercised	—	$—
Forfeited	(15,000)	$0.25
Outstanding at January 28, 2017	2,165,331	$0.25	4.1	$—
Exercisable at January 28, 2017	2,165,331	$0.25	4.1	$—

The aggregate intrinsic value of options exercised during fiscal 2016, fiscal 2015 and fiscal 2014 was $0, $0 and $261, respectively. The total fair value of stock options vested during fiscal 2016, fiscal 2015 and fiscal 2014 was $0, $1,031 and $5,848.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

Restricted Stock

In fiscal 2016, the Company issued 8,380,000 shares of restricted stock, of which 4,230,000 shares vest over the requisite service periods of two to five years and 4,150,000 shares vest when certain performance conditions are met. The fair value of the restricted stock grant was zero.

A summary of restricted stock activity under the 2011 Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 30, 2016	4,061,494	$0.01
Granted	8,380,000	$—
Vested	(561,494)	$0.08
Forfeited	—	$—
Outstanding at January 28, 2017	11,880,000	$—

5. Property and Equipment

A summary of property and equipment, net is as follows:

	January 28, 2017	January 30, 2016
Land	$3,784	$3,784
Buildings and improvements	29,320	29,328
Fixtures and equipment	274,268	274,721
Leasehold improvements	319,510	309,285
Asset retirement obligations	210	183
Construction in progress	15,247	27,764
	642,339	645,065
Less accumulated depreciation and amortization	(280,152)	(246,821)
	$362,187	$398,244

6. Other Current Liabilities

A summary of other current liabilities is as follows:

	January 28, 2017	January 30, 2016
Customer liabilities	$41,968	$43,586
Accrued compensation	19,644	10,324
Reserve for sales returns	11,157	10,731
Deferred revenue	6,950	7,205
Taxes, other than income taxes	3,764	5,230
Accrued occupancy	2,005	2,683
Other, primarily accrued operating expenses	71,653	78,006
	$157,141	$157,765

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

7. Long-term Debt and Credit Agreements

A summary of long-term debt is as follows:

	January 28, 2017	January 30, 2016
Term Loan Facility	$1,527,825	$1,539,578
Less: current portion	(15,670)	(15,670)
Less: deferred financing costs	(13,095)	(16,301)
Less: discount	(4,570)	(5,690)
Long-term debt, net	$1,494,490	$1,501,917
Borrowings under the ABL Facility	$—	$—

ABL Facility

The Company has an ABL Facility, which is governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides for a $350 million senior secured asset-based revolving line of credit (which may be increased by up to $100 million in certain circumstances), subject to a borrowing base limitation. The ABL Facility includes borrowing capacity in the form of letters of credit up to $200 million, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the maturity date. On November 17, 2016, the ABL Facility was amended to extend the scheduled maturity date from December 10, 2019 to November 17, 2021.

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

•	a second-priority security interest in substantially all other tangible and intangible assets, including substantially all of the Company’s owned intellectual property.

The ABL Facility includes restrictions on Group’s ability and the ability of certain of its subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends (including to the Parent) on, or redeem or repurchase, capital stock, make certain acquisitions or investments, materially change its business, incur or permit to exist certain liens, enter into transactions with affiliates or sell its assets to, or merge or consolidate with or into, another company. In addition, from the time when excess availability under the ABL Facility is less than the greater of (a) 10.0% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $27.5 million, until the time when Group has excess availability under the ABL Facility equal to or greater than the greater of (a) 10.0% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $27.5 million for 30 consecutive days, the credit agreement governing the ABL Facility requires Group to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) tested as of the last day of each fiscal quarter, of not less than 1.0 to 1.0.

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

On January 28, 2017, standby letters of credit were $22.8 million, excess availability, as defined, was $327.2  million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $10.2 million and $17.5 million in fiscal 2016 and fiscal 2015, respectively.

Demand Letter of Credit Facilities

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On January 28, 2017, outstanding documentary letters of credit were $8.4 million, and aggregate availability under these facilities was $61.6 million.

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

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

The interest rate on the borrowings outstanding under the Term Loan Facility was 4.00% on January 28, 2017. The applicable margin in effect for base rate borrowings was 2.00% and the LIBOR Floor and applicable margin with respect to LIBOR borrowings were 1.00% and 3.00%, respectively, at January 28, 2017.

On December 30, 2016, Bank of America, N.A. (“BAML”) resigned as administrative agent under the Company’s Term Loan Facility. Effective as of January 29, 2017, Wilmington Savings Fund Society, FSB was appointed to replace BAML as administrative agent under its Term Loan Facility.

On February 1, 2017, the Company filed a complaint in the New York State Supreme Court, Commercial Division, against Wilmington Savings Fund Society, FSB, as successor agent under the Term Loan Facility seeking a declaration from the court that its actions with respect to certain intellectual property assets are in full compliance with the terms of the Company's Term Loan Facility. The Company asserts that any attempt by the successor agent or the ad hoc group of lenders under its Term Loan Facility to challenge its actions is invalid and intend to vigorously assert its rights under its Term Loan Facility. The Company has been in compliance with its covenants under the terms of the agreement.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

Interest Expense

A summary of the components of interest expense is as follows:

	For the Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Term Loan Facility (refinanced on March 5, 2014)	$62,027	$62,660	$61,877
Realized hedging losses	10,472	218	770
Amortization of deferred financing costs and debt discount	5,021	5,030	5,657
Senior Notes (redeemed on March 5, 2014)	—	—	5,314
Other, net of interest income of $67, $180, and $324	1,839	1,893	734
Interest expense, net	$79,359	$69,801	$74,352

Loss on Refinancings

A summary of the components of the loss on refinancings is as follows:

	For the Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Write-off of deferred financing costs	$435	$—	$15,797
Prior unrealized losses on cash flow hedges (see note 8)	—	—	22,380
Call premium on Senior Notes (redeemed on March 5, 2014)	—	—	16,252
Other financing costs	—	—	4,531
Loss on refinancings	$435	$—	$58,960

8. Derivative Financial Instruments

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

The Company designated the interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on this instrument are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive loss, while the ineffective portion of such gains or losses is recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive loss to interest expense.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2).  Liabilities for interest rate swaps, included in other liabilities, were $18.6 million and $31.1 million at January 28, 2017 and January 30, 2016, respectively.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

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

Financial assets and liabilities

The fair value of the Company’s debt was estimated to be $878 million and $1,051 million at January 28, 2017 and January 30, 2016 based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain long-lived assets, have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of January 28, 2017 or January 30, 2016 that are measured on a recurring basis in the financial statements at fair value.

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Year Ended January 28, 2017	For the Year Ended January 30, 2016	For the Year Ended January 31, 2015

Carrying value of long-term assets written down to fair value	$—	$1,349	$—
Impairment charge	$7,752	$4,522	$2,785

10. Commitments and Contingencies

Operating Leases

As of January 28, 2017, the Company was obligated under various long-term operating leases, which require minimum annual rent for retail and factory stores, office space and equipment.

These operating leases expire on varying dates through 2028. A summary of aggregate minimum rent at January 28, 2017 is as follows:

Fiscal year	Amount
2017	$190,336
2018	$171,253
2019	$147,623
2020	$131,691
2021	$122,946
Thereafter	$262,046

Certain of these leases include renewal options and escalation clauses and provide for contingent rent based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

Rent expense was $186,960 in fiscal 2016, $185,866 in fiscal 2015, and $174,411 in fiscal 2014 (including contingent rent, based on store sales, of $3,977, $4,510, and $5,193, respectively).

Employment Agreements

The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

Litigation

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on the Company’s financial position, results of operations or cash flows. As of January 28, 2017, the Company has recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to its results of operations. In addition, there are certain other claims and legal proceedings pending against the Company for which accruals have not been established.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

On February 1, 2017, the Company filed a complaint in the New York State Supreme Court, Commercial Division, against Wilmington Savings Fund Society, FSB, as successor agent under the Term Loan Facility seeking a declaration from the court that its actions with respect to certain intellectual property assets are in full compliance with the terms of the Company's Term Loan Facility. The Company asserts that any attempt by the successor agent or the ad hoc group of lenders under its Term Loan Facility to challenge its actions is invalid and intend to vigorously assert its rights under its Term Loan Facility.

11. Employee Benefit Plan

The Company has a 401(K) Savings Plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible associates may contribute up to 25% of their annual base salaries subject to certain limitations. The Company’s contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the 401(K) Savings Plan were $5,730 in fiscal 2016, $5,720 in fiscal 2015, and $5,714 in fiscal 2014.

12. Other Revenues

A summary of the components of other revenues is as follows:

	For the Year Ended January 28, 2017	For the Year Ended January 30, 2016	For the Year Ended January 31, 2015

Shipping and handling fees	$31,525	$29,508	$26,133
Revenues from third party resellers	29,107	24,088	9,012
Other	5,208	4,539	4,101
Total	$65,840	$58,135	$39,246

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

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

A summary of the components of the benefit for income taxes is as follows:

(Dollars in millions)	For the Year Ended January 28, 2017	For the Year Ended January 30, 2016	For the Year Ended January 31, 2015
Current:
Federal	$(3.8)	$(1.2)	$9.9
State and local	1.8	5.1	4.5
Foreign	(0.2)	—	0.1
	(2.2)	3.9	14.5
Deferred:
Federal	(10.5)	(127.4)	(63.6)
State and local	5.4	(23.8)	(11.4)
Foreign	—	—	—
	(5.1)	(151.2)	(75.0)
Total income taxes (benefit) recorded on the consolidated statement of operations	(7.3)	(147.3)	(60.5)

Income taxes charged (credited) to shareholders’ equity (deficit):
Deferred income taxes (benefit) arising from the change in financial instrument liability credited to OCI	4.4	(4.4)	1.9
Total income taxes	$(2.9)	$(151.7)	$(58.6)

A reconciliation between the effective tax and the U.S. federal statutory income tax rate is as follows:

	For the Year Ended January 28, 2017	For the Year Ended January 30, 2016	For the Year Ended January 31, 2015
Federal income tax rate	35.0%	35.0%	35.0%
Foreign rate differential	19.5	0.6	0.5
Income tax credits	3.7	—	—
Goodwill impairment	—	(25.6)	(27.4)
State and local income taxes, net of federal benefit	(4.0)	0.9	0.6
Uncertain tax positions	(7.1)	(0.3)	(0.3)
Valuation allowances	(26.7)	(0.4)	(0.6)
Other	3.3	0.4	0.6
Effective tax rate	23.7%	10.6%	8.4%

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

A summary of the tax effect of temporary differences which give rise to deferred tax assets and liabilities is as follows:

(Dollars in millions)	January 28, 2017	January 30, 2016
Deferred tax assets:
Rent	$35.4	$40.1
Customer liabilities	13.4	12.4
Foreign net operating losses	13.2	8.9
Share-based payments	11.3	10.9
Charitable contribution carryforward	9.4	9.3
Financial instruments	8.0	12.7
Transaction costs	7.4	8.2
State taxes and interest	5.5	5.1
Sales returns	4.3	4.1
State net operating losses	1.6	1.2
Tax credit carryforward	1.1	—
Other	3.7	4.3
	114.3	117.2
Less: Valuation allowance	(20.3)	(12.1)
Deferred tax assets, net of valuation allowance	94.0	105.1

Deferred tax liabilities:
Intangible assets	(170.8)	(172.6)
Difference in book and tax basis for property and equipment	(55.2)	(65.5)
Prepaid catalog and other prepaid expenses	(16.2)	(15.8)
Deferred tax liabilities	(242.2)	(253.9)

Net deferred income tax liability	$(148.2)	$(148.8)

The financial statements of the Company reflect a benefit for income taxes at the Group level. The federal tax return, however, is filed at the Parent level. The difference between the entity at which the provision is calculated and the entity which files the tax return gives rise to intercompany balances. A summary of the components of the income taxes payable to Parent is as follows:

	January 28, 2017	January 30, 2016
Refundable income taxes of Parent	$8,247	$10,196
Due to Parent	(33,462)	(17,282)
Income taxes payable to Parent	$(25,215)	$(7,086)

In the third quarter of fiscal 2016, the Parent filed its federal income tax return for the tax year ended January 2016, which reflected a taxable loss of $66 million. The loss was carried back to the tax year ended January 2014 and gave rise to refundable income taxes of $23 million, which the Company collected in the fourth quarter of fiscal 2016.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets.  In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on a weighing process of available evidence, whether it is more-likely-than-not that its deferred tax assets will not be realized. In that weighing process, the Company assigns significant weight to the negative evidence of its cumulative losses in recent years.  As a result, in fiscal 2016, the Company determined that the negative evidence outweighed the positive evidence, and recorded a non-cash charge to income tax expense of $8.2 million to record a valuation allowance related to its deferred tax assets balance. This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at the end of each reporting period and the valuation allowance will be adjusted accordingly.

It is the Company’s intention to permanently reinvest undistributed earnings and profits from the Company’s foreign operations that have been generated through January 28, 2017. Future plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. Cumulative undistributed earnings of international subsidiaries were $69.8 million at January 28, 2017. No deferred federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the Company’s international operations. Cash held by the Company’s foreign subsidiaries is $21.4 million, valued in U.S. dollars, at January 28, 2017.

As of January 28, 2017, the Company has $24.6 million in liabilities associated with uncertain tax positions (including interest and penalties of $2.5 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $17.5 million. While the Company expects the amount of unrecognized tax benefits to change in the next 12 months, the change is not expected to have a significant effect on the estimated effective annual tax rate, financial position, results of operations or cash flows. However, the outcome of tax matters is uncertain and unforeseen results can occur.

A roll-forward of unrecognized tax benefits is as follows:

(Dollars in millions)	For the Year Ended January 28, 2017	For the Year Ended January 30, 2016
Balance at beginning of period	$23.4	$18.1
Additions for tax positions taken during current year	5.2	6.1
Additions for tax positions taken during prior years	—	1.0
Reductions for tax positions taken during prior years	(0.4)	(0.7)
Settlements	(0.2)	—
Expirations of statutes of limitations	(2.0)	(1.1)
Balance at end of period	$26.0	$23.4

During fiscal 2016, the IRS concluded its examination of the federal income tax returns for the periods ended January 2012 and January 2013. The tax periods ended January 2014 and January 2016 are currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns for certain tax years ranging from 2009 to 2014. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

As of January 28, 2017, the Company has state and local net operating loss carryovers, net of unrecognized tax benefits, of approximately $33.7 million. These carryovers are available to offset future taxable income for state and local tax purposes and expire primarily in May 2028.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

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

During fiscal 2016, the Issuer made interest payments on the PIK Notes by paying in kind at the PIK interest rate of 8.50% instead of paying in cash. On October 28, 2016, the Issuer also delivered notice to U.S. Bank N.A., as trustee, under the indenture governing the PIK Notes, that with respect to the interest that will be due on such notes on the May 1, 2017 interest payment date, the Issuer will make such interest payment by paying in kind at the PIK interest rate of 8.50% instead of paying in cash. The PIK election will increase the outstanding principal balance of the PIK Notes by $23.1 million to $566.5 million. Therefore, the Company will not pay a dividend to the Issuer in the second quarter of fiscal 2017. Pursuant to the terms of the indenture governing the PIK Notes, the Issuer intends to evaluate this option prior to the beginning of each interest period based on relevant factors at that time.

The Company has recorded a receivable of $2.2 million due from its indirect parent, included in prepaid expenses and other current assets, related to the payment in fiscal 2016 of certain transactions costs on behalf of the Issuer.

15. Recent Accounting Pronouncements

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(Dollars in thousands, unless otherwise indicated)

In February 2016, a pronouncement was issued that requires lessees to recognize assets and liabilities on the balance sheet for leases with accounting lease terms of more than 12 months. The pronouncement is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements. However, the adoption is expected to have a significant impact because most of the Company’s leases will be subject to these new requirements.

In August 2016, a pronouncement was issued which aims to reduce the diversity in presentation and classification of the following specific cash flow issues: debt prepayment, settlement of zero-coupon bonds, contingent consideration, insurance proceeds, distributions received from equity method investees, beneficial interest in securitization transactions and separately identifiable cash flows. The pronouncement is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

In January 2017, a pronouncement was issued that simplifies the measurement of goodwill impairment by no longer requiring an entity to perform a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

16. Quarterly Financial Information (Unaudited)

A summary of quarterly financial results for fiscal 2016 and fiscal 2015 is as follows:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2016
Total revenues	$567,499	$569,820	$593,155	$694,988
Gross profit	204,954	203,199	225,856	241,268
Net income (loss)	$(8,041)	$(8,627)	$(7,900)	$1,054
Fiscal 2015
Total revenues	$581,804	$593,649	$619,415	$710,959
Gross profit	216,523	203,385	239,216	236,447
Net loss (1)	$(462,411)	$(13,568)	$(759,663)	$(7,034)
(1)	Includes the impact of the non-cash impairment losses recorded in the first and third quarters of fiscal 2015.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Cost and Expenses(a)	Charged to other Accounts	Deductions(a)	Ending Balance
	(in thousands)
Inventory reserve
(deducted from merchandise inventories)
Year ended January 28, 2017	$8,322	$896	$—	$—	$9,218
Year ended January 30, 2016	7,871	451	—	—	8,322
Year ended January 31, 2015	7,850	21	—	—	7,871
Allowance for sales returns
(included in other current liabilities)
Year ended January 28, 2017	$10,731	$426	$—	$—	$11,157
Year ended January 30, 2016	12,158	—	—	1,427	10,731
Year ended January 31, 2015	12,464	—	—	306	12,158

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

10.14

Fifth Amendment to Credit Agreement and Consent to release of Mortgages, dated as of November 17, 2016, by and among J. Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto.  Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 22, 2016.

10.15

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

10.17	Amended and Restated Employment Agreement, dated July 15, 2010, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on September 3, 2010.

10.18	Special Bonus Agreement, dated April 15, 2013, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 16, 2013.

10.19	Letter Agreement, dated November 28, 2011, between J.Crew Group, Inc. and Libby Wadle. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 29, 2011.

10.20	Letter Agreement, dated December 3, 2015, between J.Crew Group, Inc. and Michael J. Nicholson. Incorporated by reference to Exhibit 10.20 to Form 10-K filed March 17, 2016.

10.21

Non-Disclosure, Non-Solicitation and Non-Competition and Dispute Resolution Agreement, dated January 22, 2013, between the Company and Joan Durkin. Incorporated by reference to Exhibit 10.20 to the Form 10-K filed on March 17, 2015.

10.22	Long Term Incentive Bonus Agreement, dated June 9, 2014, between J.Crew Group, Inc. and Lynda Markoe. Incorporated by reference to Exhibit 10.21 to the Form 10-K filed on March 17, 2015.

10.23	Long Term Incentive Bonus Agreement, dated May 11, 2015, between J.Crew Group, Inc. and Joan Durkin. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on June 4, 2015.

10.24	Form of Indemnification Agreement between Chinos Holdings, Inc., Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., J.Crew Group, Inc. and the directors thereof. †

10.25

Management Services Agreement, entered into as of March 7, 2011, between Chinos Acquisition Corporation, Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Holdings, Inc., TPG Capital, L.P., and Leonard Green and Partners, L.P. Incorporated by reference to Exhibit 10.14 to the Form S-4 filed on June 22, 2011.

10.26

Principal Investors Stockholders’ Agreement, dated as of March 7, 2011, by and among Chinos Holdings, Inc., Chinos Acquisition Corporation, Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc. and the stockholder parties thereto. Incorporated by reference to Exhibit 10.15 to the Form S-4 filed on June 22, 2011.

10.27

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at January 28, 2017 and January 30, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended January 28, 2017, January 30, 2016 and January 31, 2015, (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended January 28, 2017, January 30, 2016 and January 31, 2015, (iv) the Consolidated Statements of Cash Flows for the years ended January 28, 2017, January 30, 2016 and January 31, 2015, and (v) the Notes to the Consolidated Financial Statements.†

†	Filed herewith.
*	Furnished herewith