Form 10-Q
period 2017-04-29
J CREW GROUP INC
filed 2017-06-12
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-175075		22-2894486

J.CREW GROUP, INC.

(Incorporated in Delaware)

770 Broadway

New York, New York 10003

Telephone: (212) 209-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*     Yes   ☐     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at June 9, 2017
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at April 29, 2017 and January 28, 2017	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended April 29, 2017 and April 30, 2016	4

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the thirteen weeks ended April 29, 2017 and the fifty-two weeks ended January 28, 2017	5

	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 29, 2017 and April 30, 2016	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	April 29, 2017	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$104,568	$132,226
Merchandise inventories	324,977	314,492
Prepaid expenses and other current assets	76,667	59,494
Total current assets	506,212	506,212
Property and equipment, net	344,503	362,187
Intangible assets, net	318,116	450,204
Goodwill	107,900	107,900
Other assets	5,530	6,207
Total assets	$1,282,261	$1,432,710
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$214,173	$194,494
Other current liabilities	171,714	157,141
Interest payable	5,091	7,977
Income taxes payable to Parent	25,973	25,215
Current portion of long-term debt	15,670	15,670
Total current liabilities	432,621	400,497
Long-term debt, net	1,487,736	1,494,490
Lease-related deferred credits, net	130,195	132,566
Deferred income taxes, net	97,614	148,200
Other liabilities	41,122	43,168
Total liabilities	2,189,288	2,218,921
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	980,577	980,368
Accumulated other comprehensive loss	(9,266)	(11,536)
Accumulated deficit	(1,878,338)	(1,755,043)
Total stockholders’ deficit	(907,027)	(786,211)
Total liabilities and stockholders’ deficit	$1,282,261	$1,432,710

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	Thirteen Weeks Ended April 29, 2017	Thirteen Weeks Ended April 30, 2016
Revenues:
Net sales	$513,180	$553,219
Other	18,786	14,280
Total revenues	531,966	567,499
Cost of goods sold, including buying and occupancy costs	343,729	362,545
Gross profit	188,237	204,954
Selling, general and administrative expenses	210,423	192,235
Impairment losses	131,157	5,396
Income (loss) from operations	(153,343)	7,323
Interest expense, net of interest income	20,436	18,215
Loss before income taxes	(173,779)	(10,892)
Benefit for income taxes	(50,484)	(2,851)
Net loss	$(123,295)	$(8,041)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,864	605
Unrealized loss on cash flow hedges, net of tax	(4)	(1,071)
Foreign currency translation adjustments	410	460
Comprehensive loss	$(121,025)	$(8,047)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	loss	deficit
Balance at January 30, 2016	1,000	$—	$979,333	$(1,731,529)	$(16,791)	$(768,987)
Net loss	—	—	—	(23,514)	—	(23,514)
Share-based compensation	—	—	1,035	—	—	1,035
Reclassification of realized losses on cash flow hedges, net of tax of $4,083, to earnings	—	—	—	—	6,387	6,387
Unrealized loss on cash flow hedges, net of tax of $287	—	—	—	—	449	449
Foreign currency translation adjustments	—	—	—	—	(1,581)	(1,581)
Balance at January 28, 2017	1,000	$—	$980,368	$(1,755,043)	$(11,536)	$(786,211)
Net loss	—	—	—	(123,295)	—	(123,295)
Share-based compensation	—	—	209	—	—	209
Reclassification of realized losses on cash flow hedges, net of tax of $1,192, to earnings	—	—	—	—	1,864	1,864
Unrealized loss on cash flow hedges, net of tax of $3	—	—	—	—	(4)	(4)
Foreign currency translation adjustments	—	—	—	—	410	410
Balance at April 29, 2017	1,000	$—	$980,577	$(1,878,338)	$(9,266)	$(907,027)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirteen Weeks Ended April 29, 2017	Thirteen Weeks Ended April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(123,295)	$(8,041)
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	131,157	5,396
Depreciation of property and equipment	25,163	26,210
Reclassification of hedging losses to earnings	3,056	992
Amortization of intangible assets	2,288	3,024
Amortization of deferred financing costs and debt discount	1,227	1,265
Share-based compensation	209	358
Foreign currency transaction gains	(191)	(2,289)
Deferred income taxes	(51,775)	(6,208)
Changes in operating assets and liabilities:
Merchandise inventories	(10,618)	(17,983)
Prepaid expenses and other current assets	(17,134)	(3,672)
Other assets	631	(1,087)
Accounts payable and other liabilities	26,148	(13,133)
Federal and state income taxes	1,853	4,544
Net cash used in operating activities	(11,281)	(10,624)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,317)	(19,056)
Net cash used in investing activities	(8,317)	(19,056)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of Term Loan Facility	(7,835)	(3,918)
Net cash used in financing activities	(7,835)	(3,918)
Effect of changes in foreign exchange rates on cash and cash equivalents	(225)	476
Decrease in cash and cash equivalents	(27,658)	(33,122)
Beginning balance	132,226	87,812
Ending balance	$104,568	$54,690
Supplemental cash flow information:
Income taxes paid	$16	$72
Interest paid	$21,928	$18,179

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen weeks ended April 29, 2017 and April 30, 2016

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

The Company’s fiscal year ends on the Saturday closest to January 31. All references to “fiscal 2017” represent the 53-week fiscal year that will end on February 3, 2018 and to “fiscal 2016” represent the 52-week fiscal year that ended January 28, 2017.

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

2. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for ongoing consulting and management advisory services, the Sponsors receive an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million. The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $2.4 million and $2.6 million in the first quarter of fiscal 2017 and fiscal 2016, respectively, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

3. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at January 28, 2017	$8,640	$57,742	$3,827	$379,995
Amortization expense	(1,160)	(1,025)	(103)	—
Impairment losses	—	—	—	(129,800)
Balance at April 29, 2017	$7,480	$56,717	$3,724	$250,195
Total accumulated amortization or impairment losses at April 29, 2017	$(53,529)	$(25,283)	$(1,093)	$(635,105)

During the first quarter of fiscal 2017, the Company generated less than expected revenues in its J.Crew reporting unit, which the Company considered to be a triggering event with regard to the valuation of its J.Crew trade name. As a result, the Company recorded a non-cash impairment charge of $129.8 million related to the intangible asset for the J.Crew trade name. After recording the impairment charge in the first quarter, the carrying value of the J.Crew trade name was $250.2 million at April 29, 2017. If revenues or operating results decline below the Company’s current expectations, additional impairment charges may be recorded in the future.

The impairment losses were the result of the write-down of the following assets:

	For the Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Intangible asset related to the J.Crew trade name	$129,800	$—
Long-lived assets (see note 7)	1,357	5,396
Impairment losses	$131,157	$5,396

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

A summary of share-based compensation recorded in the statements of operations and comprehensive loss is as follows:

	For the Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Share-based compensation	$209	$358

A summary of shares available for grant as stock options or other share-based awards is as follows:

Shares
Available for grant at January 28, 2017	4,017,620
Granted	—
Cancelled	—
Forfeited and available for reissuance	880,950
Available for grant at April 29, 2017	4,898,570

5. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	April 29, 2017	January 28, 2017
Term Loan Facility	$1,519,990	$1,527,825
Less current portion	(15,670)	(15,670)
Less deferred financing costs	(12,293)	(13,095)
Less discount	(4,291)	(4,570)
Long-term debt, net	$1,487,736	$1,494,490
Borrowings under the ABL Facility	$—	$—

ABL Facility

The Company has an ABL Facility, which is governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides for a $350 million senior secured asset-based revolving line of credit (which may be increased by up to $100 million in certain circumstances), subject to a borrowing base limitation. The ABL Facility includes borrowing capacity in the form of letters of credit up to $200 million, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on November 17, 2021.

On April 29, 2017, standby letters of credit were $22.7 million, excess availability, as defined, was $299.6 million, and there were no borrowings outstanding. There were no average short term borrowings under the ABL Facility in the first quarter of fiscal 2017. Average short-term borrowings under the ABL Facility were $4.3 million in the first quarter of fiscal 2016.

Demand Letter of Credit Facility

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On April 29, 2017, outstanding documentary letters of credit were $8.4 million, and aggregate availability under these facilities was $61.6 million.

Term Loan Facility

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at Group’s option, either (a) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%.

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

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 4.08% on April 29, 2017. The applicable margin in effect for base rate borrowings was 2.00% and the LIBOR Floor and applicable margin with respect to LIBOR borrowings were 1.00% and 3.00%, respectively, at April 29, 2017.

On December 30, 2016, Bank of America, N.A. (“BAML”) resigned as administrative agent under the Company’s Term Loan Facility. Effective as of January 29, 2017, Wilmington Savings Fund Society, FSB (“WSFS”) was appointed to replace BAML as administrative agent under its Term Loan Facility.

On February 1, 2017, the Company filed a complaint in the New York State Supreme Court, Commercial Division, against WSFS, as successor agent under the Term Loan Facility seeking a declaration from the court that its actions with respect to certain intellectual property assets are in full compliance with the terms of the Term Loan Facility. The Company asserts that any attempt by WSFS or the ad hoc group of lenders under its Term Loan Facility to challenge its actions is invalid and intends to vigorously assert its rights under the Term Loan Facility.

On March 24, 2017, WSFS filed its counterclaims in response to the Company’s declaratory judgment action, including claims of default under the Term Loan Facility, which the Company intends to vigorously defend. On April 13, 2017, the Company filed its Reply and Affirmative Defenses to WSFS’s counterclaims.

Interest expense

A summary of the components of interest expense is as follows:

	For the Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Term Loan Facility	$15,507	$15,534
Realized hedging losses	3,056	995
Amortization of deferred financing costs and debt discount	1,227	1,265
Other interest, net of interest income	646	421
Interest expense, net	$20,436	$18,215

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). Liabilities for interest rate swaps, included in other liabilities, were $15.4 million and $18.6 million at April 29, 2017 and January 28, 2017, respectively.

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

Financial assets and liabilities

The fair value of the Company’s debt was $1,017 million and $878 million at April 29, 2017 and January 28, 2017, respectively, based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain long-lived assets, have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of April 29, 2017 or January 28, 2017 that are measured on a recurring basis in the financial statements at fair value.

The Company assesses the recoverability of goodwill and intangible assets whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its fair value, the Company records a charge to write-down the intangible asset to its fair value. Impairment charges of goodwill are based on fair value measurements derived using a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach. Impairment charges of intangible assets are based on fair value measurements derived using an income approach, specifically the relief from royalty method. The valuation methodologies incorporate unobservable inputs reflecting significant estimates and assumptions made by management (level 3 inputs). For more information related to goodwill and intangible asset impairment charges, see note 3.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Carrying value of long-term assets written down to fair value	$1,357	$5,396
Impairment charge	$1,357	$5,396

8. Income Taxes

The Parent files a consolidated federal income tax return, which includes Group and all of its wholly owned subsidiaries. Each subsidiary files separate, or combined where required, state or local tax returns in required jurisdictions.

The financial statements of the Company account for income taxes at the Group level. The federal tax return, however, is filed at the Parent level. The difference between the entity at which the provision is calculated and the entity which files the tax return gives rise to intercompany balances. A summary of the components of the income taxes payable to Parent is as follows:

	April 29, 2017	January 28, 2017
Refundable income taxes of Parent	$7,495	$8,247
Due to Parent	(33,468)	(33,462)
Income taxes payable to Parent	$(25,973)	$(25,215)

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets.  In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on a weighing process of available evidence, whether it is more-likely-than-not that its deferred tax assets will not be realized. In that weighing process, the Company assigns significant weight to the negative evidence of its cumulative losses in recent years. As a result, in fiscal 2016, the Company determined that the negative evidence outweighed the positive evidence and recorded a valuation allowance related to its deferred tax assets balance. As of April 29, 2017, there was no change to that determination. This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at the end of each reporting period and the valuation allowance will be adjusted accordingly.

The federal tax returns for the periods ended January 2013 through January 2016 are currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2009 to 2014. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

 In the first quarter of fiscal 2017, the Company recognized a deferred tax benefit of $51.8 million primarily a result of the reversal of deferred taxes related to the intangible asset for the J.Crew trade name, which was written down by $129.8 million in the first quarter. The Company did not recognize any additional deferred tax benefit on other operating losses due to an increase in the valuation allowance. Not recognizing tax benefit on the Company’s other operating losses was the primary driver of the difference between the statutory rate of 35% to the effective rate of 29% for the quarter.

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

9. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on the Company’s financial position, results of operations or cash flows. As of April 29, 2017, the Company has recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to its results of operations. In addition, there are certain other claims and legal proceedings pending against the Company for which accruals have not been established.

On February 1, 2017, the Company filed a complaint in the New York State Supreme Court, Commercial Division, against Wilmington Savings Fund Society, FSB (“WSFS”), as successor agent under the Term Loan Facility seeking a declaration from the court that its actions with respect to certain intellectual property assets are in full compliance with the terms of the Term Loan Facility. The Company asserts that any attempt by WSFS or the ad hoc group of lenders under its Term Loan Facility to challenge its actions is invalid and intends to vigorously assert its rights under the Term Loan Facility.

On March 24, 2017, WSFS filed its counterclaims in response to the Company’s declaratory judgment action, including claims of default under the Term Loan Facility, which the Company intends to vigorously defend. On April 13, 2017, the Company filed its Reply and Affirmative Defenses to WSFS’s counterclaims.

10. Workforce Reduction

On April 25, 2017, the Company eliminated approximately 150 full-time and 100 open positions, as part of a strategic reorganization. As a result, the Company incurred a pre-tax charge of $10.7 million for severance and related costs, included in selling, general and administrative expenses. At April 29, 2017, accrued and unpaid severance and related costs were $10.5 million.

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

On April 28, 2017, the Issuer delivered notice to U.S. Bank N.A., as trustee, under the indenture governing the PIK Notes, that with respect to the interest that will be due on such notes on the November 1, 2017 interest payment date, the Issuer will make such interest payment by paying in kind at the PIK interest rate of 8.50% instead of paying in cash. The PIK election will increase the outstanding principal balance of the PIK Notes by $24.1 million to $590.6 million. Therefore, the Company will not pay a dividend to the Issuer in the fourth quarter of fiscal 2017 to fund a semi-annual interest payment. Pursuant to the terms of the indenture governing the PIK Notes, the Issuer intends to evaluate this option prior to the beginning of each interest period based on relevant factors at that time.

The Company has recorded a receivable of $4.2 million due from the Issuer, included in prepaid expenses and other current assets, related to the payment of certain transactions costs on behalf of the Issuer.

12. Recent Accounting Pronouncements

In May 2014, a pronouncement was issued that clarified the principles of revenue recognition, which standardizes a comprehensive model for recognizing revenue arising from contracts with customers. The pronouncement is effective for fiscal years beginning after December 15, 2017. While the Company is currently evaluating the impact of the new pronouncement on its condensed consolidated financial statements, it does not expect there to be a significant impact on revenues.

In July 2015, a pronouncement was issued that more closely aligns the measurement of inventory in U.S. GAAP with International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value. The pronouncement is effective for fiscal years beginning after December 15, 2016. The adoption of this pronouncement does not impact the Company’s condensed consolidated financial statements.

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

In August 2016, a pronouncement was issued that aims to reduce the diversity in presentation and classification of the following specific cash flow issues: debt prepayment, settlement of zero-coupon bonds, contingent consideration, insurance proceeds, distributions received from equity method investees, beneficial interest in securitization transactions and separately identifiable cash flows. The pronouncement is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the new pronouncement on its condensed consolidated financial statements.

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

13. Subsequent Event

To address potential liquidity issues of the Issuer arising as a result of the PIK Notes maturity in 2019, the Company announced that it has reached agreement with certain holders of PIK Notes that also hold a portion of terms loans under our Term Loan Facility (the “Ad Hoc Creditors”) to conduct a series of transactions to enhance the Company’s capital structure. Pursuant to these transactions the Company or its affiliates, among other things, will seek to:

•

conduct a private exchange offer pursuant to which certain of the Company’s affiliates would offer to purchase any and all of the Issuer’s outstanding PIK Notes for aggregate consideration consisting of up to $190 million aggregate liquidation preference of new preference shares issued by the Parent, up to 15% of the common stock of the Parent (prior to dilution of an intended management incentive plan) and up to $250 million principal amount of new notes (“IPCo notes”) to be issued by one of its subsidiaries, which would be secured by certain U.S. intellectual property rights transferred to the subsidiary and the subsidiary’s interest in an IP license agreement;

•	amend the Term Loan Facility to facilitate the transactions and direct the agent thereunder to dismiss, with prejudice, the litigation regarding the transferred IP;
•	refinance, repay or repurchase $150 million principal amount of term loans currently outstanding under the Term Loan Facility;
•

raise additional borrowings under the Term Loan Facility of $30 million (at a 2% discount) to be provided by new or existing lenders, or in lieu thereof, one or more sponsors (or affiliates thereof), the net proceeds of which will be applied to finance the refinancing, redemption or repurchase of term loans referenced above;

•

conduct a concurrent private placement, subject to the terms of a separate note purchase agreement, to certain Ad Hoc Creditors of $97 million principal amount of additional IPCo notes (for cash at a 3% discount); and

•

transfer to one of the Company’s unrestricted subsidiaries the remaining undivided 27.96% ownership interest by J.Crew International of certain U.S. intellectual property rights not previously included in the transferred IP and amend the license fee thereunder.

These transactions are subject to a number of important conditions, including a 95% minimum tender condition in the private exchange offer and majority consents to the amendments to the Term Loan Facility, and there is no guarantee that any of these transactions will be completed. The private exchange offer in not conditioned on the approval of the proposed amendment to the Term Loan Facility, but each of the other transactions specified above is conditioned on, and would be entered into as part of, the approval of the proposed amendments to the Term Loan Facility by a majority of lenders thereunder.

Forward-Looking Statements

This report contains “forward-looking statements,” which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, our announced capital structure transactions and other information that is not historical information. When used in this report, the words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness and the indebtedness of our indirect parent, the retirement, repurchase or exchange of our indebtedness or the indebtedness of our indirect parent, our substantial lease obligations, our ability to anticipate and timely respond to changes in trends and customer preferences, the strength of the global economy, declines in consumer spending or changes in seasonal consumer spending patterns, competitive market conditions, our ability to attract and retain key personnel, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, product offerings, sales channels and businesses, our ability to implement our growth strategy, material disruption to our information systems, our ability to implement our real estate strategy, adverse or unseasonable weather interruptions in our foreign sourcing operations, and other factors which are set forth under the heading “Risk Factors” below as well as under the heading “Risk Factors” in part I of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the SEC. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the SEC. When used herein, the terms “J.Crew,” “Group,” “Company,” “we,” “us” and “our” refer to J.Crew Group, Inc., including its wholly-owned subsidiaries.

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

We sell our J.Crew and Madewell merchandise primarily through our retail and factory stores, our websites and our catalogs. As of April 29, 2017, we operated 278 J.Crew retail stores, 179 J.Crew factory stores (including 39 J.Crew Mercantile® stores), and 116 Madewell stores throughout the United States, Canada, the United Kingdom, Hong Kong, and France; compared to 287 J.Crew retail stores, 164 J.Crew factory stores (including 22 J.Crew Mercantile stores), and 106 Madewell stores as of April 30, 2016.

A summary of revenues by brand for the first quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended April 29, 2017	For the Thirteen Weeks Ended April 30, 2016
J.Crew	$428.5	$480.7
Madewell	84.7	72.5
Other(a)	18.8	14.3
Total revenues	$532.0	$567.5

(a)Consists primarily of shipping and handling fees and revenues from third-party resellers.

A summary of highlights for the first quarter is as follows:

•	Revenues decreased 6.3% to $532.0 million, with comparable company sales down 9.0%.
•	J.Crew revenues decreased 10.9% to $428.5 million, with J.Crew comparable sales down 11.8%.
•	Madewell revenues increased 16.9% to $84.7 million, with Madewell comparable sales up 9.6%.
•	We recorded non-cash impairment losses of $131.2 million, primarily a result of the write-down of the intangible asset related to the J.Crew trade name.
•	We opened three Madewell stores. We closed three J.Crew retail stores and two J.Crew factory stores.
•	We launched a multi-year transformation effort designed to create an even faster, more nimble organization focused on delivering value across all channels.
•

We initiated a workforce reduction as part of a strategic reorganization in April 2017. We incurred a pre-tax charge of $10.7 million for severance and related costs. We anticipate annualized pre-tax savings of payroll and related costs of approximately $30 million.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure used in our evaluation is comparable company sales, which includes (i) net sales from stores that have been open for at least 12 months, (ii) e-commerce net sales, and (iii) shipping and handling fees.

A complete description of the measures we use to assess the performance of our business appears in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the SEC.

Results of Operations – First Quarter of Fiscal 2017 compared to First Quarter of Fiscal 2016

	For the Thirteen Weeks Ended April 29, 2017		For the Thirteen Weeks Ended April 30, 2016		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$532.0	100.0%	$567.5	100.0%	$(35.5)	(6.3)%
Gross profit	188.2	35.4	205.0	36.1	(16.8)	(8.2)
Selling, general and administrative expenses	210.4	39.6	192.2	33.9	18.2	9.5
Impairment losses	131.2	24.7	5.4	1.0	125.8	NM
Income (loss) from operations	(153.3)	(28.8)	7.3	1.3	(160.6)	NM
Interest expense, net	20.4	3.8	18.2	3.2	2.2	12.2
Benefit for income taxes	(50.5)	(9.5)	(2.9)	(0.5)	(47.6)	NM
Net loss	$(123.3)	(23.2)%	$(8.0)	(1.4)%	$(115.3)	NM %

Revenues

Total revenues decreased $35.5 million, or 6.3%, to $532.0 million in the first quarter of fiscal 2017 from $567.5 million in the first quarter last year, driven primarily by a decrease in sales of women’s apparel, specifically sweaters, dresses and knits. Comparable company sales decreased 9.0% following a decrease of 6.5% in the first quarter last year.

J.Crew sales decreased $52.2 million, or 10.9%, to $428.5 million in the first quarter of fiscal 2017 from $480.7 million in the first quarter last year. J.Crew comparable sales decreased 11.8% following a decrease of 8.0% in the first quarter last year.

Madewell sales increased $12.2 million, or 16.9%, to $84.7 million in the first quarter of fiscal 2017 from $72.5 million in the first quarter last year. Madewell comparable sales increased 9.6% following an increase of 5.9% in the first quarter last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended April 29, 2017	For the Thirteen Weeks Ended April 30, 2016
Apparel:
Women's	57%	56%
Men's	21	21
Children's	8	8
Accessories	14	15
	100%	100%

Other revenues increased $4.5 million to $18.8 million in first quarter of fiscal 2017 from $14.3 million in the first quarter last year, primarily a result of revenue from third party resellers.

Gross Profit

Gross profit decreased $16.8 million to $188.2 million in the first quarter of fiscal 2017 from $205.0 million in the first quarter last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(18.2)
Decrease in merchandise margin	(0.8)
Decrease in buying and occupancy costs	2.2
Decrease in gross profit	$(16.8)

Gross margin decreased to 35.4% in the first quarter of fiscal 2017 from 36.1% in the first quarter last year. The decrease in gross margin was driven by: (i) an 60 basis point increase in buying and occupancy costs as a percentage of revenues and (ii) a 10 basis point decrease in merchandise margin due to increased markdowns offset by favorable product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $18.2 million to $210.4 million in the first quarter of fiscal 2017 from $192.2 million in the first quarter last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Charges related to a workforce reduction	$10.7
Transformation costs	5.6
Corporate occupancy actions last year	3.8
Transaction costs	2.5
Decrease in foreign currency transaction gains	1.9
Decrease in insurance recoveries	1.0
Decrease in share-based and incentive compensation	(1.5)
Decrease in operating and corporate expenses	(5.8)
Increase in selling, general and administrative expenses	$18.2

As a percentage of revenues, selling, general and administrative expenses increased to 39.6% in the first quarter of fiscal 2017 from 33.9% in the first quarter last year.

Impairment Losses

During the first quarter of fiscal 2017, we recorded a non-cash impairment charge of $129.8 million related to the intangible asset for the J.Crew trade name. After recording the impairment charge in the first quarter, the carrying value of the J.Crew trade name was $250.2 million at April 29, 2017. If revenues or operating results decline below our current expectations, additional impairment charges may be recorded in the future.

The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	For the Thirteen Weeks Ended April 29, 2017	For the Thirteen Weeks Ended April 30, 2016
Intangible asset related to the J.Crew trade name	$129.8	$—
Long-lived assets	1.4	5.4
Impairment losses	$131.2	$5.4

Interest Expense, Net

Interest expense, net of interest income, increased $2.2 million to $20.4 million in the first quarter of fiscal 2017 from $18.2 million in the first quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended April 29, 2017	For the Thirteen Weeks Ended April 30, 2016
Term Loan Facility	$15.5	$15.5
Realized hedging losses	3.1	1.0
Amortization of deferred financing costs and debt discount	1.2	1.3
Other, net of interest income	0.6	0.4
Interest expense, net	$20.4	$18.2

Benefit for Income Taxes

In the first quarter of fiscal 2017, we recognized a deferred tax benefit of $51.8 million primarily a result of the reversal of deferred taxes related to the intangible asset for the J.Crew trade name, which was written down by $129.8 million in the first quarter. We did not recognize any additional deferred tax benefit on other operating losses due to an increase in the valuation allowance. Not recognizing tax benefit on our other operating losses was the primary driver of the difference between the statutory rate of 35% and our effective rate of 29%.

As of the first quarter of fiscal 2017, we continue to maintain a full valuation against our deferred tax assets. We will continue to assess the likelihood that the deferred tax assets will be realizable at the end of each reporting period and the valuation allowance will be adjusted accordingly.

The effective tax rate for the first quarter of 2016 was 26%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) state and local income taxes, (ii) the recognition of certain foreign valuation allowances, (iii) lower rates in certain foreign jurisdictions, and (iv) reserves for uncertain tax positions.

Net Loss

Net loss increased $115.3 million to $123.3 million in the first quarter of fiscal 2017 from $8.0 million in the first quarter last year. This increase was due to: (i) higher impairment losses of $125.8 million, (ii) an increase in selling, general and administrative expenses of $18.2 million, (iii) a decrease in gross profit of $16.8 million, (iv) an increase in interest expense of $2.2 million, offset by (v) an increase in the benefit for income taxes of $47.6 million.

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

Operating Activities

(Dollars in millions)	For the Thirteen Weeks Ended April 29, 2017	For the Thirteen Weeks Ended April 30, 2016
Net loss	$(123.3)	$(8.0)
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	131.2	5.4
Depreciation of property and equipment	25.2	26.2
Reclassification of hedging losses to earnings	3.1	1.0
Amortization of intangible assets	2.3	3.0
Amortization of deferred financing costs and debt discount	1.2	1.3
Share-based compensation	0.2	0.4
Foreign currency transaction gains	(0.2)	(2.3)
Deferred income taxes	(51.8)	(6.2)
Changes in operating assets and liabilities	0.8	(31.4)
Net cash used in operating activities	$(11.3)	$(10.6)

Cash used in operating activities of $11.3 million in the first quarter of fiscal 2017 resulted from: (i) a net loss of $123.3 million, partially offset by (ii) non-cash adjustments of $111.2 million and (iii) changes in operating assets and liabilities of $0.8 million primarily due to seasonal working capital fluctuations.

Cash used in operating activities of $10.6 million in the first quarter of fiscal 2016 resulted from: (i) a net loss of $8.0 million and (ii) changes in operating assets and liabilities of $31.4 million due to seasonal working capital fluctuations, partially offset by (iii) non-cash adjustments of $28.8 million.

Investing Activities

(Dollars in millions)	For the Thirteen Weeks Ended April 29, 2017	For the Thirteen Weeks Ended April 30, 2016
Capital expenditures:
Information technology	$3.9	$8.0
New stores	3.6	7.8
Other(1)	0.8	3.3
Net cash used in investing activities	$8.3	$19.1

(1)	Includes capital expenditures for warehouse improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $50 to $60 million for fiscal year 2017, including $30 to $35 million for information technology enhancements, $10 to $15 million for new stores and the remainder for warehouse improvements, store renovations and general corporate purposes.

Financing Activities

(Dollars in millions)	For the Thirteen Weeks Ended April 29, 2017	For the Thirteen Weeks Ended April 30, 2016
Principal repayments of Term Loan Facility	$(7.8)	$(3.9)
Net cash used in financing activities	$(7.8)	$(3.9)

Cash used in financing activities of $7.8 million in the first quarter of fiscal 2017 resulted from the principal repayments of the Term Loan Facility.

Cash used in financing activities of $3.9 million in the first quarter of fiscal 2016 resulted from the principal repayments of the Term Loan Facility.

Financing Arrangements

ABL Facility

We have an ABL Facility, which is governed by a credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders, which provides for a $350 million senior secured asset-based revolving line of credit (which may be increased by up to $100 million in certain circumstances), subject to a borrowing base limitation. The borrowing base under the ABL Facility equals the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to $200 million, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the maturity date of November 17, 2021.

On April 29, 2017, standby letters of credit were $22.7 million, excess availability, as defined, was $299.6 million, and there were no borrowings outstanding. There were no average short term borrowings under the ABL Facility in the first quarter of fiscal 2017. Average short-term borrowings under the ABL Facility were $4.3 million in the first quarter of fiscal 2016.

As of the date of this report, there were no outstanding borrowings under the ABL Facility with excess availability of approximately $320 million.

Demand Letter of Credit Facility

The Company has unsecured, demand letter of credit facilities with HSBC and Bank of America which provide for the issuance of up to $50 million and $20 million, respectively, of documentary letters of credit on a no fee basis. On April 29, 2017, outstanding documentary letters of credit were $8.4 million, and aggregate availability under these facilities was $61.6 million.

Term Loan Facility

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at Group’s option, either (a) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%. The applicable margin with respect to base rate borrowings is 2.00% and the LIBOR floor and applicable margin with respect to LIBOR borrowings are 1.00% and 3.00%, respectively.

On December 30, 2016, Bank of America, N.A. (“BAML”) resigned as administrative agent under our Term Loan Facility.  Effective as of January 29, 2017, Wilmington Savings Fund Society, FSB (“WSFS”) was appointed to replace BAML as administrative agent under our Term Loan Facility.

On February 1, 2017, we filed a complaint in the New York State Supreme Court, Commercial Division, against WSFS, as successor agent under the Term Loan Facility seeking a declaration from the court that our actions with respect to certain intellectual property assets are in full compliance with the terms of the Term Loan Facility. We assert that any attempt by WSFS or the ad hoc group of lenders under our Term Loan Facility to challenge our actions is invalid and intend to vigorously assert our rights under the Term Loan Facility.

On March 24, 2017, WSFS filed its counterclaims in response to our declaratory judgment action, including claims of default under the Term Loan Facility, which we intend to vigorously defend. On April 13, 2017, we filed our Reply and Affirmative Defenses to WSFS’s counterclaims.

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

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 4.08% on April 29, 2017.

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

On April 28, 2017, the Issuer delivered notice to U.S. Bank N.A., as trustee, under the indenture governing the PIK Notes, that with respect to the interest that will be due on such notes on the November 1, 2017 interest payment date, the Issuer will make such interest payment by paying in kind at the PIK interest rate of 8.50% instead of paying in cash. The PIK election will increase the outstanding principal balance of the PIK Notes by $24.1 million to $590.6 million. Therefore, we will not pay a dividend to the Issuer in the fourth quarter of fiscal 2017 to fund a semi-annual interest payment. Pursuant to the terms of the indenture governing the PIK Notes, the Issuer intends to evaluate this option prior to the beginning of each interest period based on relevant factors at that time.

Formation of Unrestricted Subsidiaries

On October 12, 2016, we designated certain newly formed Delaware entities that are indirect, wholly-owned subsidiaries of the Group as unrestricted subsidiaries under our ABL Facility and Term Loan Facility and the indenture governing the PIK Notes (the “Unrestricted Subsidiaries”). Having been so designated, the Unrestricted Subsidiaries do not guarantee this debt, nor are they bound by the covenants contained in the ABL Facility and Term Loan Facility.

On December 5, 2016, J. Crew International, Inc., a Delaware corporation and an indirect subsidiary of J. Crew (“J. Crew International”), transferred a 72.04% undivided interest in certain domestic intellectual property assets (the “Transferred IP”) to one of the Unrestricted Subsidiaries, J. Crew Domestic Brand, LLC, a newly formed Delaware limited liability company (“J. Crew Domestic Brand”), for the purpose of providing us flexibility in connection with evaluating opportunities to enhance our capital structure. The Transferred IP consists of J. Crew trademarks and service marks relating to the J.Crew brand with a fair market value of approximately $250 million, which was reduced by $85 million as a result of the impairment loss recorded in the first quarter of fiscal 2017.

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

Below is consolidating balance sheet information reflecting the elimination of the accounts of our Unrestricted Subsidiaries from our condensed consolidated balance sheet as of April 29, 2017.

	As of April 29, 2017
	(unaudited)
	Consolidated balance sheet	Eliminations of unrestricted subsidiaries	Consolidated balance sheet of restricted subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$104,568	$—	$104,568
Merchandise inventories	324,977	—	324,977
Prepaid expenses and other current assets	76,667	—	76,667
Total current assets	506,212	—	506,212
Property and equipment, net	344,503	—	344,503
Intangible assets, net	318,116	(164,604)	153,512
Investment in subsidiary	—	100,408	100,408
Goodwill	107,900	—	107,900
Other assets	5,530	—	5,530
Total assets	$1,282,261	$(64,196)	$1,218,065
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$214,173	$—	$214,173
Other current liabilities	171,714	—	171,714
Interest payable	5,091	—	5,091
Income taxes payable to Parent	25,973	—	25,973
Current portion of long-term debt	15,670	—	15,670
Total current liabilities	432,621	—	432,621
Long-term debt, net	1,487,736	—	1,487,736
Lease-related deferred credits, net	130,195	—	130,195
Deferred income taxes, net	97,614	(64,196)	33,418
Other liabilities	41,122	—	41,122
Total liabilities	2,189,288	(64,196)	2,125,092
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—
Additional paid-in capital	980,577	—	980,577
Accumulated other comprehensive loss	(9,266)	—	(9,266)
Accumulated deficit	(1,878,338)	—	(1,878,338)
Total stockholders’ deficit	(907,027)	—	(907,027)
Total liabilities and stockholders’ deficit	$1,282,261	$(64,196)	$1,218,065

Below is consolidating statement of operations and comprehensive loss information reflecting the elimination of the accounts of our Unrestricted Subsidiaries from our consolidated statement of operations and comprehensive loss for the thirteen weeks ended April 29, 2017. Because the payment terms under the Transferred IP License Agreement dated December 6, 2016 have not yet been fixed, the consolidating information below does not give effect to payments that may be made to the Unrestricted Subsidiaries upon any amendment to the Transferred IP License Agreement, which could be significant. Accordingly, the impact below relates exclusively to the impairment of the intellectual property held by the Unrestricted Subsidiaries.

	For the Thirteen Weeks Ended April 29, 2017
	(unaudited)
	Consolidated	Eliminations of unrestricted subsidiaries	Consolidated restricted subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss

Revenues:
Net sales	$513,180	$—	$513,180
Other	18,786	—	18,786
Total revenues	531,966	—	531,966
Cost of goods sold, including buying and occupancy costs	343,729	—	343,729
Gross profit	188,237	—	188,237
Selling, general and administrative expenses	210,423	—	210,423
Impairment losses	131,157	(85,396)	45,761
Income (loss) from operations	(153,343)	85,396	(67,947)
Interest expense, net of interest income	20,436	—	20,436
Loss before income taxes	(173,779)	85,396	(88,383)
Benefit for income taxes	(50,484)	33,304	(17,180)
Net loss	$(123,295)	$52,092	$(71,203)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,864	—	1,864
Unrealized loss on cash flow hedges, net of tax	(4)	—	(4)
Foreign currency translation adjustments	410	—	410
Comprehensive loss	$(121,025)	$52,092	$(68,933)

Outlook

Short-term and long-term liquidity needs of J.Crew Group, Inc. arise primarily from (i) capital expenditures, (ii) debt service requirements, including required (a) quarterly principal repayments, (b) repayments, if any, based on annual excess cash flows, if any, as defined and (c) dividends to the Issuer, when required, for the purposes of servicing debt, and (iii) working capital. Management anticipates that capital expenditures in fiscal 2017 will be approximately $50 to $60 million, including $30 to $35 million for information technology enhancements, $10 to $15 million for new stores and the remainder for warehouse improvements, store renovations and general corporate purposes. Management expects to pay interest of approximately $80 million in fiscal 2017 to fund debt service obligations, excluding payments of dividends, if any, to the Issuer. Management believes that our current balances of cash and cash equivalents, projected cash flow from operations and amounts available under the ABL Facility will be adequate to fund primary short-term and long-term liquidity needs of J.Crew Group, Inc., subject to considerations described further below. Our ability to satisfy these obligations and to remain in compliance with the financial covenants under our financing arrangements depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control. Please refer to Item 1A. “Risk Factors” in part I of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the SEC.

To address potential liquidity issues of the Issuer arising as a result of the PIK Notes maturity in 2019, concurrently with the release of this report we announced that we have reached agreement with certain holders of PIK Notes that also hold a portion of terms loans under our Term Loan Facility (the “Ad Hoc Creditors”) to conduct a series of transactions to enhance our capital structure. Pursuant to these transactions we or our affiliates, among other things, will seek to:

•

affiliates would offer to purchase any and all of the Issuer’s outstanding PIK Notes for aggregate consideration consisting of up to $190 million aggregate liquidation preference of new preference shares issued by our Parent, up to 15% of the common stock of our Parent (prior to dilution of an intended management incentive plan) and up to $250 million principal amount of new notes (“IPCo notes”) to be issued by one of our subsidiaries, which would be secured by certain U.S. intellectual property rights transferred to the subsidiary and the subsidiary’s interest in an IP License Agreement;

•	amend our Term Loan Facility to facilitate the transactions and direct the agent thereunder to dismiss, with prejudice, the litigation regarding the Transferred IP;
•	refinance, repay or repurchase $150 million principal amount of term loans currently outstanding under the Term Loan Facility;
•

raise additional borrowings under the Term Loan Facility of $30 million (at a 2% discount) to be provided by new or existing lenders, or in lieu thereof, one or more sponsors (or affiliates thereof), the net proceeds of which will be applied to finance the refinancing, redemption or repurchase of term loans referenced above;

•

conduct a concurrent private placement, subject to the terms of a separate note purchase agreement, to certain Ad Hoc Creditors of $97 million principal amount of additional IPCo notes (for cash at a 3% discount); and

•

transfer to one of our Unrestricted Subsidiaries the remaining undivided 27.96% ownership interest by J.Crew International of certain U.S. intellectual property rights not previously included in the Transferred IP and amend the license fee thereunder.

For further information regarding these potential transactions, we refer you to the other public information we are releasing concurrently with this report. These transactions are subject to a number of conditions and there is no guarantee that these transactions will be completed. Please refer to Item 1A. “Risk Factors – Actions we are taking to decrease our substantial leverage and strengthen our financial position may not be successful” in part II of this report.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of April 29, 2017, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$22.7	$21.8	$0.9	$—	$—
Documentary	8.4	8.4	—	—	—
	$31.1	$30.2	$0.9	$—	$—

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

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our Senior Credit Facilities. Borrowings pursuant to our Term Loan Facility bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 1.00%, plus the applicable margin. Borrowings pursuant to our ABL Facility bear interest at floating rates based on LIBOR and the prime rate, plus the applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will in turn, increase or decrease our net income or net loss and cash flow.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. As of April 29, 2017, we have recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to our results of operations. In addition, there are certain other claims and legal proceedings pending against us for which accruals have not been established.

On February 1, 2017, we filed a complaint in the New York State Supreme Court, Commercial Division, against Wilmington Savings Fund Society, FSB (“WSFS”), as successor agent under the Term Loan Facility seeking a declaration from the court that our actions with respect to certain intellectual property assets are in full compliance with the terms of the Term Loan Facility. We assert that any attempt by WSFS or the ad hoc group of lenders under our Term Loan Facility to challenge our actions is invalid and intend to vigorously assert our rights under the Term Loan Facility.

On March 24, 2017, WSFS filed its counterclaims in response to our declaratory judgment action, including claims of default under the Term Loan Facility, which we intend to vigorously defend. On April 13, 2017, we filed our Reply and Affirmative Defenses to WSFS’s counterclaims.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 includes a detailed discussion of certain risks that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed, except as set forth below.

The capital structure transactions we announced are subject to a number of conditions and may not be successful.

To address potential liquidity issue of the Issuer arising as a result of the PIK Notes maturity in 2019, concurrently with the release of this report we announced that we have reached agreement with certain holders of PIK Notes to conduct a series of significant capital structure transactions involving the PIK Notes and Term Loan Facility.  See “Outlook” above.

These transactions are subject to a number of conditions outside of our control and there is no guarantee that the transactions will be completed. Our failure to enter into these or an alternate refinancing or capital structure transaction involving the PIK Notes may have a material adverse effect on the Issuer’s ability to pay the PIK Notes on the maturity date and therefore on our business, financial condition and results of operations. For more information on the pending litigation, see Item 1 “Legal Proceedings.”

ITEM 5. OTHER INFORMATION

In order to incentivize key associates to improve the business performance of J.Crew in fiscal 2017 and beyond, the Company is adopting a bonus plan to reward these key individuals with a percentage of the value realized pursuant to these efforts (the “Transformation Incentive Plan” or the “TIP”).  Executive officers, including NEOs, will be eligible to participate in the TIP.  Although the TIP is in addition to the Company’s annual bonus plan (the “AIP”), with respect to fiscal 2017, the aggregate amount payable under the TIP and the AIP will not exceed the aggregate amount payable under the AIP, except in the event that the maximum Adjusted EBITDA target is achieved under the AIP, in which event the amounts payable under the TIP will be incremental to amounts payable under the AIP.  The TIP pool will be funded with 10% of the Company’s Adjusted EBITDA that is directly attributable to these efforts (the “Transformation EBITDA”), as determined by the Compensation Committee (the “Committee”) in its sole discretion.

Payments will be made with respect to performance periods established by the Committee, with the first performance period commencing on January 29, 2017 and the last performance period ending no later than February 1, 2020.  Payments, to the extent earned, under the TIP will be made promptly after the end of the applicable performance period.  The initial performance periods will be the six fiscal months ending on each of July 29, 2017 and February 3, 2018.  No payments will be made under the TIP until cumulative Transformation EBITDA equals or exceeds $60 million.  At least with respect to fiscal 2017, payments under the TIP will be paid to participants before payments under the AIP.

For purposes of the TIP, Transformation EBITDA is measured by the Company as  Adjusted EBITDA  (calculated consistently with the methodology disclosed in the quarterly earnings release filed on Form 8-K) which is realized by the Company as a direct result of these business performance improvement efforts, all as determined by the Committee in its sole discretion. Unless otherwise provided in a written agreement with the Company, to be eligible to receive payments under the TIP, participants must be continuously employed by the Company from the date of grant to the date of payment.  The grant of awards is discretionary to the Committee, and the Committee may set target awards for each participant, and the award may be based on performance goals and objectives (individual and/or team targets), which may differ for each participant.

ITEM 6. EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Separation Agreement and General Release, dated April 4, 2017, between J.Crew Group, Inc. and Jenna Lyons.*

10.2	Letter Agreement, dated May 31, 2017, between J.Crew Group, Inc. and James Brett.*

10.3	J.Crew Group, Inc. 2017 Transformation Incentive Plan, adopted June 12, 2017.*

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at April 29, 2017 and January 28, 2017, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended April 29, 2017 and April 30, 2016, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the thirteen weeks ended April 29, 2017 and the fifty-two weeks ended January 28, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 29, 2017 and April 30, 2016, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: June 12, 2017	By:	/S/ MILLARD DREXLER
Millard Drexler
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2017	By:	/S/ MICHAEL J. NICHOLSON
Michael J. Nicholson
President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: June 12, 2017	By:	/S/ JEREMY BROOKS
Jeremy Brooks
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Separation Agreement and General Release, dated April 4, 2017, between J.Crew Group, Inc. and Jenna Lyons.*

10.2	Letter Agreement, dated May 31, 2017, between J.Crew Group, Inc. and James Brett.*

10.3	J.Crew Group, Inc. 2017 Transformation Incentive Plan, adopted June 12, 2017.*

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at April 29, 2017 and January 28, 2017, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended April 29, 2017 and April 30, 2016, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the thirteen weeks ended April 29, 2017 and the fifty-two weeks ended January 28, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 29, 2017 and April 30, 2016, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.