Form 10-Q
period 2017-07-29
J CREW GROUP INC
filed 2017-08-23
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 18, 2017
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at July 29, 2017 and January 28, 2017	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended July 29, 2017 and July 30, 2016	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the twenty-six weeks ended July 29, 2017 and July 30, 2016	5

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the twenty-six weeks ended July 29, 2017 and the fifty-two weeks ended January 28, 2017	6

	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 29, 2017 and July 30, 2016	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 6.	Exhibits	34

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	July 29, 2017	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$62,426	$132,226
Merchandise inventories	299,796	314,492
Prepaid expenses and other current assets	63,773	59,494
Total current assets	425,995	506,212
Property and equipment, net	330,006	362,187
Intangible assets, net	313,161	450,204
Goodwill	107,900	107,900
Other assets	7,321	6,207
Total assets	$1,184,383	$1,432,710
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$188,297	$194,494
Other current liabilities	150,321	157,141
Interest payable	6,769	7,977
Income taxes payable to Parent	25,332	25,215
Current portion of long-term debt	19,588	15,670
Total current liabilities	390,307	400,497
Long-term debt, net	1,701,887	1,494,490
Lease-related deferred credits, net	129,228	132,566
Deferred income taxes, net	98,011	148,200
Other liabilities	40,101	43,168
Total liabilities	2,359,534	2,218,921
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	731,145	980,368
Accumulated other comprehensive loss	(7,304)	(11,536)
Accumulated deficit	(1,898,992)	(1,755,043)
Total stockholders’ deficit	(1,175,151)	(786,211)
Total liabilities and stockholders’ deficit	$1,184,383	$1,432,710

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	Thirteen Weeks Ended July 29, 2017	Thirteen Weeks Ended July 30, 2016
Revenues:
Net sales	$536,180	$554,998
Other	24,726	14,822
Total revenues	560,906	569,820
Cost of goods sold, including buying and occupancy costs	344,274	366,621
Gross profit	216,632	203,199
Selling, general and administrative expenses	210,136	196,522
Impairment losses	3,898	—
Income from operations	2,598	6,677
Interest expense, net of interest income	22,818	20,621
Loss before income taxes	(20,220)	(13,944)
Provision (benefit) for income taxes	434	(5,317)
Net loss	$(20,654)	$(8,627)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,682	1,927
Unrealized loss on cash flow hedges, net of tax	(497)	(1,806)
Foreign currency translation adjustments	777	(1,153)
Comprehensive loss	$(18,692)	$(9,659)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	Twenty-six Weeks Ended July 29, 2017	Twenty-six Weeks Ended July 30, 2016
Revenues:
Net sales	$1,049,359	$1,108,216
Other	43,513	29,103
Total revenues	1,092,872	1,137,319
Cost of goods sold, including buying and occupancy costs	688,004	729,167
Gross profit	404,868	408,152
Selling, general and administrative expenses	420,558	388,756
Impairment losses	135,055	5,396
Income (loss) from operations	(150,745)	14,000
Interest expense, net of interest income	43,254	38,836
Loss before income taxes	(193,999)	(24,836)
Benefit for income taxes	(50,050)	(8,168)
Net loss	$(143,949)	$(16,668)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	3,546	2,532
Unrealized loss on cash flow hedges, net of tax	(501)	(2,877)
Foreign currency translation adjustments	1,187	(693)
Comprehensive loss	$(139,717)	$(17,706)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	loss	deficit
Balance at January 30, 2016	1,000	$—	$979,333	$(1,731,529)	$(16,791)	$(768,987)
Net loss	—	—	—	(23,514)	—	(23,514)
Share-based compensation	—	—	1,035	—	—	1,035
Reclassification of realized losses on cash flow hedges, net of tax of $4,083, to earnings	—	—	—	—	6,387	6,387
Unrealized loss on cash flow hedges, net of tax of $287	—	—	—	—	449	449
Foreign currency translation adjustments	—	—	—	—	(1,581)	(1,581)
Balance at January 28, 2017	1,000	$—	$980,368	$(1,755,043)	$(11,536)	$(786,211)
Net loss	—	—	—	(143,949)	—	(143,949)
Share-based compensation	—	—	373	—	—	373
Non-cash contribution to Parent in connection with Exchange Offer	—	—	(249,596)	—	—	(249,596)
Reclassification of realized losses on cash flow hedges, net of tax of $2,267, to earnings	—	—	—	—	3,546	3,546
Unrealized loss on cash flow hedges, net of tax of $320	—	—	—	—	(501)	(501)
Foreign currency translation adjustments	—	—	—	—	1,187	1,187
Balance at July 29, 2017	1,000	$—	$731,145	$(1,898,992)	$(7,304)	$(1,175,151)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Twenty-six Weeks Ended July 29, 2017	Twenty-six Weeks Ended July 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(143,949)	$(16,668)
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	135,055	5,396
Depreciation of property and equipment	49,739	52,887
Reclassification of hedging losses to earnings	5,814	4,151
Amortization of intangible assets	4,558	5,544
Amortization of deferred financing costs and debt discount	2,554	2,529
Share-based compensation	373	607
Foreign currency transaction gains	(627)	(1,579)
Deferred income taxes	(52,136)	(11,943)
Changes in operating assets and liabilities:
Merchandise inventories	15,067	(19,080)
Prepaid expenses and other current assets	(4,060)	(1,750)
Other assets	(543)	(622)
Accounts payable and other liabilities	(23,718)	(19,148)
Federal and state income taxes	2,225	5,174
Net cash provided by (used in) operating activities	(9,648)	5,498
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,173)	(36,137)
Net cash used in investing activities	(20,173)	(36,137)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from New Money Notes, net of discount	94,090	—
Proceeds from New Term Loan Borrowings, net of discount	29,400	—
Repayments pursuant to the Term Loan amendment	(150,456)	—
Costs paid and deferred in connection with refinancing of debt	(5,740)	—
Quarterly principal repayments of Term Loan Facility	(7,835)	(7,835)
Net cash used in financing activities	(40,541)	(7,835)
Effect of changes in foreign exchange rates on cash and cash equivalents	562	(178)
Decrease in cash and cash equivalents	(69,800)	(38,652)
Beginning balance	132,226	87,812
Ending balance	$62,426	$49,160
Supplemental cash flow information:
Income taxes paid	$825	$490
Interest paid	$41,467	$37,246
Non-cash contribution to Parent in connection with Exchange Offer	$249,596	$—

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen weeks ended July 29, 2017 and July 30, 2016

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

J.Crew Group, Inc. and its wholly owned subsidiaries (the “Company” or “Group”) were acquired (the “Acquisition”) on March 7, 2011 through a merger with a subsidiary of Chinos Holdings, Inc. (the “Parent”). The Parent was formed by investment funds affiliated with TPG Capital, L.P. (“TPG”) and Leonard Green & Partners, L.P. (“LGP” and together with TPG, the “Sponsors”). Subsequent to the Acquisition, Group became an indirect, wholly owned subsidiary of Parent, which is owned by affiliates of the Sponsors, investors and members of management. Prior to March 7, 2011, the Company operated as a public company with its common stock traded on the New York Stock Exchange.

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

2. Debt Exchange and Refinancing

Transaction Overview

On July 13, 2017, the Parent and certain of its subsidiaries completed the following interrelated liability management transactions:

•

a private exchange offer (the “Exchange Offer”) pursuant to which $565.7 million aggregate principal amount of the outstanding 7.75%/8.50% Senior PIK Toggle Notes due 2019 (the “PIK Notes”) issued by Chinos Intermediate Holdings A, Inc., a direct wholly-owned subsidiary of the Parent (the “PIK Notes Issuer”), were exchanged for aggregate consideration consisting of:

o

$249,596,000 aggregate principal amount of 13% Senior Secured Notes due 2021 (the “Exchange Notes”), which is secured primarily by the U.S. intellectual property assets held by J.Crew Domestic Brand, LLC (“IPCo”);

o

189,688 shares of Parent’s 7% non-convertible perpetual series A preferred stock, no par value per share, with an aggregate initial liquidation preference of $189,688,000 (the “Series A Preferred Stock”); and

o	15% of Parent’s common equity, or 17,362,719 shares of Parent’s class A common stock, $0.00001 par value per share (the “Class A Common Stock”);
•	the receipt of consents from the holders of a majority of the PIK Notes with respect to certain amendments to the indenture governing the PIK Notes;

•

completion of an amendment to the Company’s Amended and Restated Credit Agreement, dated as of March 5, 2014 (the “Term Loan Facility”) to, among other things, facilitate the following related transactions:

o	the repayment of $150.5 million principal amount of term loans outstanding under the Term Loan Facility;
o

the transfer of the remaining undivided 27.96% ownership interest in the U.S. intellectual property rights of the J.Crew brand (the “Additional Transferred IP”) to IPCo, which, together with the undivided 72.04% ownership interest transferred in December 2016 (the “Initial Transferred IP”) represent 100% of the U.S. intellectual property rights of the J.Crew brand (the “Transferred IP”), and the execution of related license agreements;

o

the issuance of $97.0 million aggregate principal amount of an additional series of 13% Senior Secured Notes due 2021 (the “New Money Notes” and, together with the Exchange Notes, the “New Notes”), subject to the same terms and conditions as the Exchange Notes, for cash at a 3% discount, subject to the terms of the note purchase agreement, dated June 12, 2017, the proceeds of which were loaned on a subordinated basis to the Company and were applied, in part, to finance the repayment of the $150.5 million principal amount of term loans referenced above; and

o

the raising of additional borrowings under the Term Loan Facility of $30.0 million (at a 2% discount) provided by the Company’s Sponsors (the “New Term Loan Borrowings”), the net proceeds of which were also applied, in part, to finance the repayment of the $150.5 million principal amount of term loans referenced above.

3. Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Acquisition, and in exchange for ongoing consulting and management advisory services (the “Services”), the Sponsors received an aggregate annual monitoring fee prepaid quarterly equal to the greater of (i) 40 basis points of consolidated annual revenues or (ii) $8 million (in either case, the “Advisory Fee”). The Sponsors also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement.

On July 13, 2017, the management services agreement was amended and restated to require the Parent to provide the Services previously provided by the Sponsors. In addition to the amendment, the Parent and Sponsors entered into a new management services agreement, pursuant to which the Sponsors will provide the Services to the Parent for an amount equal to the Advisory Fee less the accrued cash dividend in an amount equal to 5% of the liquidation preference on the outstanding Series A Preferred Stock of the Parent.

The Company recorded an expense of $4.7 million and $5.0 million in the first half of fiscal 2017 and fiscal 2016, respectively, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

4. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at January 28, 2017	$8,640	$57,742	$3,827	$379,995
Amortization expense	(1,160)	(1,025)	(103)	—
Impairment losses	—	—	—	(129,800)
Balance at April 29, 2017	$7,480	$56,717	$3,724	$250,195
Amortization expense	(1,160)	(1,025)	(85)	—
Impairment losses	—	—	(2,060)	—
Effect of changes in foreign exchange rates	—	—	(625)	—
Balance at July 29, 2017	$6,320	$55,692	$954	$250,195
Total accumulated amortization or impairment losses at July 29, 2017	$(54,689)	$(26,308)	$(3,863)	$(635,105)

During the first quarter of fiscal 2017, the Company generated less than expected revenues in its J.Crew reporting unit, which the Company determined to be a triggering event with regard to the valuation of its J.Crew trade name. As a result, the Company recorded a non-cash impairment charge of $129.8 million related to the intangible asset for the J.Crew trade name. After recording the impairment charge in the first quarter, the carrying value of the J.Crew trade name was $250.2 million. If revenues or operating results decline below the Company’s current expectations, additional impairment charges may be recorded in the future.

The impairment losses were the result of the write-down of the following assets:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Intangible asset related to the J.Crew trade name	$—	$—	$129,800	$—
Long-lived assets (see note 8)	3,898	—	5,255	5,396
Impairment losses	$3,898	$—	$135,055	$5,396

The carrying value of goodwill of $107.9 million relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit, which has previously recorded accumulated impairment losses of $1,579.0 million.

5. Share-Based Compensation

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

On July 13, 2017, in connection with a debt exchange and refinancing, the Parent completed a recapitalization of its outstanding equity. The recapitalization resulted in, among other things, a reverse stock split of the shares of common stock which underline the share-based awards issued by the Company. The following disclosures give effect to a reverse stock split of 10,000-to-1. Additionally, the recapitalization also included (i) the issuance of preferred stock of the Parent, including an authorization for equity awards to be granted up to 20,000 shares and (ii) the issuance of additional shares of common stock of the Parent, including an authorization for equity awards to be granted up to 13,003,295 shares. As of July 29, 2017, no equity awards have been granted from the shares authorized in connection with the recapitalization.

A summary of share-based compensation recorded in the statements of operations and comprehensive loss is as follows:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Share-based compensation	$164	$249	$373	$607

A summary of shares available for grant as stock options or other share-based awards, as adjusted for the reverse stock split, is as follows:

	Common Stock Awards	Preferred Stock Awards
Available for grant at January 28, 2017	402	—
Authorized	13,003,295	20,000
Granted	(55)	—
Forfeited and available for reissuance	480	—
Available for grant at July 29, 2017	13,004,122	20,000

6. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	July 29, 2017	January 28, 2017
Term Loan Facility	$1,369,534	$1,527,825
Exchange Notes	249,596	—
New Money Notes	97,000	—
New Term Loan Borrowings	30,000	—
Less current portion of Term Loan	(19,588)	(15,670)
Less deferred financing costs	(17,171)	(13,095)
Less discount	(7,484)	(4,570)
Long-term debt, net	$1,701,887	$1,494,490
Borrowings under the ABL Facility	$—	$—

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

On July 29, 2017, standby letters of credit were $30.8 million, excess availability, as defined, was $282.4 million, and there were no borrowings outstanding. There were no average short term borrowings under the ABL Facility in the first half of fiscal 2017. Average short-term borrowings under the ABL Facility were $5.4 million in the first half of fiscal 2016.

Demand Letter of Credit Facility

The Company has an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On July 29, 2017, outstanding documentary letters of credit were $17.1 million and availability under this facility was $2.9 million.

Term Loan Facility

Recent Amendment.  On July 13, 2017, concurrently with the settlement of the Exchange Offer, the Company amended its Term Loan Facility to, among other things, (i) increase the interest rate applicable to the loans held by consenting lenders, which represented 88% of lenders, (the “Consenting Lenders”; and the loans held by the Consenting Lenders, the “Amended Loans”) by 22 basis points, (ii) increase the amount of amortization payable to Consenting Lenders, (iii) provide for the New Term Loan Borrowings of $30.0 million, (iv) amend certain covenants and events of default and (v) direct Wilmington Savings Fund Society, FSB, as administrative agent under the Term Loan Facility, to dismiss, with prejudice, certain litigation regarding the Initial Transferred IP (and the related actions). Additionally, the Company repaid $150.5 million of principal amount of term loans outstanding under the Term Loan Facility, which was financed with (i) the net proceeds from the New Money Notes of $94.1 million, (ii) the net proceeds from the New Term Loan Borrowings of $29.4 million and (iii) cash on hand of $27.0 million.

Interest Rate.  Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin (which, in the case of the Amended Loans, was increased by 22 basis points) plus, at Group’s option, either (a) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00%.

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 4.65% on July 29, 2017. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at July 29, 2017.

Principal Repayments.  The Company is required to make principal repayments equal to 0.25% of the original principal amount of the Term Loan Facility (excluding the New Term Loan Borrowings), or $3.9 million, on the last business day of January, April, July, and October. The Company is also required (i) to repay the term loan based on an annual calculation of excess cash flow, as defined in the agreement, (ii) in the second quarter of fiscal 2019, to make a principal repayment of $11.9 million which is equal to 1.00% of the aggregate principal amount of Amended Loans outstanding on July 13, 2017 and (iii) beginning on July 31, 2019, on the last business day of January, April, July and October, to make additional principal repayments of $1.5 million equal to 0.125% of the aggregate principal amount of Amended Loans outstanding on July 13, 2017. The maturity date of the Term Loan Facility is March 5, 2021.

New Notes

General.  On July 13, 2017, in connection with settlement of the Exchange Offer and the issuance of the New Notes, J.Crew Brand, LLC and J.Crew Brand Corp. (together, the “New Notes Co-Issuers”) and the Guarantors (as defined below) entered into (i) an indenture with U.S. Bank National Association, as Trustee and collateral agent, governing the terms of the Exchange Notes (the “Exchange Notes Indenture”) and (ii) an indenture with the Trustee and U.S. Bank, as collateral agent, governing the terms of the New Money Notes (the “New Money Notes Indenture”), which is in substantially the same form as the Exchange Notes Indenture.

Interest Rate.  The New Notes bear interest at a rate of 13% per annum, and interest is payable semi-annually on March 15 and September 15 of each year. The New Notes mature on September 15, 2021.

New Notes Guarantee.  The New Notes are guaranteed by J.Crew Brand Intermediate, LLC, IPCo and J.Crew International Brand, LLC, each of which is a Delaware limited liability company and a wholly-owned indirect subsidiary of the Company (collectively, the “Guarantors,” and each, a “Guarantor”). The PIK Notes Issuer also unconditionally guarantees the payment obligations of the New Notes Co-Issuers and the Guarantors.

Exchange Notes Collateral.  The Exchange Notes and the guarantees thereof are general senior secured obligations of the New Notes Co-Issuers and the Guarantors, secured on a first priority lien basis by the Initial Transferred IP and certain other assets of the New Notes Co-Issuers and Guarantors, and on a second priority lien basis by the Additional Transferred IP, subject, in each case, to permitted liens under the Exchange Notes Indenture and that certain intercreditor agreement, entered into between the collateral agents on July 13, 2017.

New Money Notes Collateral.  The New Money Notes and the guarantees thereof are general senior secured obligations of the New Notes Co-Issuers and the Guarantors, secured on a first priority lien basis by the Additional Transferred IP and certain other assets, and on a second priority lien basis by the Initial Transferred IP, subject, in each case, to permitted liens under the New Money Notes Indenture and the intercreditor agreement.

Redemption.  The New Notes are redeemable at the option of the New Notes Co-Issuers, in whole or in part, at any time, at a price equal to one hundred percent (100%) of the principal amount of the New Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make whole” premium. The New Notes are not subject to any mandatory redemption obligation, and there is no sinking fund provided for the New Notes.

Change in Control.  Upon the occurrence of a Change of Control (as defined in each of the indentures, as applicable), the New Notes Co-Issuers will be required to offer to repay all of the New Notes at 100% of the aggregate principal amount repaid plus accrued and unpaid interest, if any, to, but not including, the date of purchase.

Covenants.  Each of the indentures contains covenants covering (i) the payment of principal and interest, (ii) maintenance of an office or agency for the payment of the New Notes, (iii) reports to the applicable Trustee and holders of the New Notes, (iv) stay, extension and usury laws, (v) payment of taxes, (vi) existence, (vii) maintenance of properties and (viii) maintenance of insurance. Each of the New Indentures also includes covenants that (i) limit the ability to transfer the Collateral and (ii) limit liens that may be imposed on the assets of the Guarantors, which covenants are, in each case, subject to certain exceptions set forth in each of the indentures.

Interest expense

A summary of the components of interest expense is as follows:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Term Loan Facility	$15,939	$15,558	$31,446	$31,092
Realized hedging losses	2,758	3,158	5,814	4,153
Amortization of deferred financing costs and debt discount	1,325	1,265	2,554	2,529
New Notes	2,128	—	2,128	—
Other interest, net of interest income	668	640	1,312	1,062
Interest expense, net	$22,818	$20,621	$43,254	$38,836

7. Derivative Financial Instruments

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). Liabilities for interest rate swaps, included in other liabilities, were $13.4 million and $18.6 million at July 29, 2017 and January 28, 2017, respectively.

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

Financial assets and liabilities

The fair value of the Company’s debt was $1,208 million and $878 million at July 29, 2017 and January 28, 2017, respectively, based on quoted market prices of the debt (level 1 inputs).

The Company’s interest rate swap agreements are measured in the financial statements at fair value on a recurring basis. See note 7 for more information regarding the fair value of this financial liability.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain long-lived assets, have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of July 29, 2017 or January 28, 2017 that are measured on a recurring basis in the financial statements at fair value.

The Company assesses the recoverability of goodwill and intangible assets whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its fair value, the Company records a charge to write-down the intangible asset to its fair value. Impairment charges of goodwill are based on fair value measurements derived using a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach. Impairment charges of intangible assets are based on fair value measurements derived using an income approach, specifically the relief from royalty method. The valuation methodologies incorporate unobservable inputs reflecting significant estimates and assumptions made by management (level 3 inputs). For more information related to goodwill and intangible asset impairment charges, see note 4.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Carrying value of long-term assets written down to fair value	$3,898	$—	$5,255	$5,396
Impairment charge	$3,898	$—	$5,255	$5,396

9. Income Taxes

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

The financial statements of the Company account for income taxes at the Group level. The federal tax return, however, is filed at the Parent level. The difference between the entity at which the provision is calculated and the entity which files the tax return gives rise to intercompany balances. A summary of the components of the income taxes payable to Parent is as follows:

	July 29, 2017	January 28, 2017
Refundable income taxes of Parent	$8,139	$8,247
Due to Parent	(33,471)	(33,462)
Income taxes payable to Parent	$(25,332)	$(25,215)

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on a weighing process of available evidence, whether it is more-likely-than-not that its deferred tax assets will not be realized. In that weighing process, the Company assigns significant weight to the negative evidence of its cumulative losses in recent years. As a result, in fiscal 2016, the Company determined that the negative evidence outweighed the positive evidence and recorded a valuation allowance related to its deferred tax assets balance. As of July 29, 2017, there was no change to that determination. This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at the end of each reporting period and the valuation allowance will be adjusted accordingly.

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

 In the first half of fiscal 2017, the Company recognized a deferred tax benefit of $52.1 million primarily a result of the reversal of deferred taxes related to the intangible asset for the J.Crew trade name, which was written down by $129.8 million in the first quarter. The Company did not recognize any additional deferred tax benefit on other operating losses due to an increase in the valuation allowance. The impact of not recognizing tax benefit on the Company’s other operating losses was the primary driver of the difference between the statutory rate of 35% to the effective rate of 26%.

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

10. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on the Company’s financial position, results of operations or cash flows. As of July 29, 2017, the Company has recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to its results of operations. In addition, there are certain other claims and legal proceedings pending against the Company for which accruals have not been established.

J. Crew Group, Inc., et al. v. Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent, Index No. 650574/2017, (Sup. Ct. N.Y. C’ty.).

On February 1, 2017, the Company filed a complaint in the New York State Supreme Court, Commercial Division, against Wilmington Savings Fund Society, FSB (“WSFS”), as successor agent under the Term Loan Facility seeking a declaration that its actions with respect to certain intellectual property assets were in full compliance with the terms of the Term Loan Facility. On March 24, 2017, WSFS filed its counterclaims in response to the Company’s declaratory judgment action, including claims of default under the Term Loan Facility. On April 13, 2017, the Company filed its Reply and Affirmative Defenses to WSFS’s counterclaims.

On July 17, 2017, pursuant to the terms of the July 13, 2017 Amendment to the Term Loan Facility (as described elsewhere herein), and a related direction letter issued to WSFS by the Required Lenders under the Term Loan Facility, the Company and WSFS entered into mutual releases, and filed a joint stipulation of discontinuance, dismissing the action and resolving the matter.

Eaton Vance Management, et al. v. Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent, et al., Index No. 654397/2017, (Sup. Ct. N.Y. C’ty.).

On June 22, 2017, Eaton Vance Management and certain affiliated funds as well as Highland Capital Management and certain affiliated funds (collectively, the “Highland/EV Plaintiffs”), filed a complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS, seeking, among other things, declarations that the July 13, 2017 Amendment to the Term Loan Facility was ineffective absent unanimous consent of all Lenders under the facility, that certain of the Company’s actions with respect to certain of its intellectual property assets were taken in violation of the terms of the Term Loan Facility, and that those actions also constitute fraudulent conveyances. The Company believes that the Highland/EV Plaintiffs’ claims are wholly without merit, and intends to vigorously oppose these claims.

On August 7, 2017, WSFS and the Company filed separate motions to dismiss certain of the Highland/EV Plaintiffs claims for failure to state a claim and lack of standing, among other reasons.

11. Workforce Reduction

On April 25, 2017, the Company eliminated approximately 150 full-time and 100 open positions, as part of a strategic reorganization. As a result, in the first quarter of fiscal 2017, the Company incurred a pre-tax charge of $10.7 million for severance and related costs, included in selling, general and administrative expenses. At July 29, 2017, accrued and unpaid severance and related costs were $6.9 million.

12. Related Party Transactions

Intellectual property license agreement

In October 2016, the Company formed certain new, wholly-owned indirect subsidiaries, including IPCo and J.Crew Brand, LLC (collectively, “J.Crew BrandCo”). In December 2016, J.Crew International, Inc. (“JCI”) transferred an undivided 72.04% ownership interest in the U.S. intellectual property rights of the J.Crew brand to IPCo, and entered into a related intellectual property license agreement with IPCo. In July 2017, JCI transferred the remaining undivided 27.96% ownership interest in the U.S. intellectual property rights of the J.Crew brand to IPCo, which, together with the initial intellectual property contributed in December 2016, represent 100% of the U.S. intellectual property rights of the J.Crew brand, and entered into an additional intellectual property license agreement with IPCo (together with the agreement entered into in December 2016, the “IP License Agreements”).

Under the IP License Agreements, J.Crew Operating Corp., a direct wholly-owned subsidiary of the Company, pays a fixed license fee of $59 million per annum.  The license fees are payable on March 1 and September 1 of each fiscal year. These royalty payments have no impact on the Company’s consolidated results of operations, but any such payments to be made to IPCo are not subject to the covenants under the Company’s credit facilities or the PIK Notes.

The proceeds from the license fees to J.Crew BrandCo will be used to meet debt service requirements on the $347 million aggregate principal outstanding under the New Notes, which bear interest at a rate of 13% per annum, payable semi-annually on March 15 and September 15 of each fiscal year. License fees in excess of the debt service requirements will be loaned back to the Company on a subordinated basis. As of July 29, 2017, J.Crew BrandCo had total assets of $253.4 million, consisting of intangible assets of $250.2 million and license fee receivable of $3.2 million, and total liabilities of $340.3 million related to the New Notes. The New Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Other related party transactions

On November 4, 2013, the PIK Notes Issuer, which is an indirect parent holding company of Group, issued $500 million of PIK Notes. On July 13, 2017, the Company completed a private exchange offer pursuant to which $565.7 million aggregate principal amount of PIK Notes were exchanged for $249.6 million of Exchange Notes and shares of preferred and common stock of the Parent. For more information on the Exchange Offer, see note 2.

The PIK Notes were not guaranteed by any of the PIK Notes Issuer’s subsidiaries, and therefore were not recorded in the Company’s financial statements. The Exchange Notes, however, are guaranteed by the Company’s subsidiaries, and therefore are recorded in its financial statements. In connection with recognizing the Exchange Notes, the Company recorded a non-cash contribution to its Parent as a reduction of additional paid-in capital. For more information on the long-term debt of the Company, see note 6.

As part of the debt refinancing, the Sponsors purchased $30.0 million principal amount of new term loans under the Term Loan Facility. For more information on the New Term Loan Borrowings, see note 6.

The Company has a receivable of $12.5 million due from the Parent, included in prepaid expenses and other current assets, primarily related to the payment of certain transactions costs on behalf of the PIK Notes Issuer.

13. Recent Accounting Pronouncements

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness, our substantial lease obligations, our ability to anticipate and timely respond to changes in trends and customer preferences, the strength of the global economy, declines in consumer spending or changes in seasonal consumer spending patterns, competitive market conditions, our ability to attract and retain key personnel, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, product offerings, sales channels and businesses, our ability to implement our growth strategy, material disruption to our information systems, our ability to implement our real estate strategy, adverse or unseasonable weather interruptions in our foreign sourcing operations, and other factors which are set forth under the heading “Risk Factors” below as well as under the heading “Risk Factors” in part I of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the SEC. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We sell our J.Crew and Madewell merchandise primarily through our retail and factory stores, our websites and our catalogs. As of July 29, 2017, we operated 274 J.Crew retail stores, 182 J.Crew factory stores (including 42 J.Crew Mercantile® stores), and 119 Madewell stores throughout the United States, Canada, the United Kingdom, Hong Kong, and France; compared to 287 J.Crew retail stores, 170 J.Crew factory stores (including 27 J.Crew Mercantile stores), and 107 Madewell stores as of July 30, 2016.

A summary of revenues by brand for the second quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended July 29, 2017	For the Thirteen Weeks Ended July 30, 2016
J.Crew	$443.1	$476.7
Madewell	93.1	78.3
Other(a)	24.7	14.8
Total revenues	$560.9	$569.8

(a)Consists primarily of revenues from third-party resellers and shipping and handling fees.

A summary of highlights for the second quarter is as follows:

•	Revenues decreased 1.6% to $560.9 million, with comparable company sales down 4.8%.
•	J.Crew revenues decreased 7.1% to $443.1 million, with J.Crew comparable sales down 7.5%.
•	Madewell revenues increased 18.9% to $93.1 million, with Madewell comparable sales up 11.2%.
•	Gross margin increased to 38.6% from 35.7% last year.
•	We opened three Madewell stores and one J.Crew factory store. We closed one J.Crew retail store and one J.Crew factory store.
•	We successfully closed a debt exchange and refinancing. See “—Liquidity and Capital Resources” for more information.

A summary of revenues by brand for the first half is as follows:

(Dollars in millions)	For the Twenty-six Weeks Ended July 29, 2017	For the Twenty-six Weeks Ended July 30, 2016
J.Crew	$871.6	$957.5
Madewell	177.8	150.7
Other(a)	43.5	29.1
Total revenues	$1,092.9	$1,137.3

(a)Consists primarily of revenues from third-party resellers and shipping and handling fees.

A summary of highlights for the first half is as follows:

•	Revenues decreased 3.9% to $1,092.9 million, with comparable company sales down 6.9%.
•	J.Crew revenues decreased 9.0% to $871.6 million, with J.Crew comparable sales down 9.7%.
•	Madewell revenues increased 17.9% to $177.8 million, with Madewell comparable sales up 10.4%.
•	Gross margin increased to 37.0% from 35.9% last year.
•	We recorded non-cash impairment losses of $135.1 million, primarily a result of the write-down of the intangible asset related to the J.Crew trade name.
•	We opened six Madewell stores and one J.Crew factory store. We closed four J.Crew retail stores and three J.Crew factory stores.
•	We launched a multi-year transformation effort designed to create an even faster, more nimble organization focused on delivering value across all channels.
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

Results of Operations – Second Quarter of Fiscal 2017 compared to Second Quarter of Fiscal 2016

	For the Thirteen Weeks Ended July 29, 2017		For the Thirteen Weeks Ended July 30, 2016		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$560.9	100.0%	$569.8	100.0%	$(8.9)	(1.6)%
Gross profit	216.6	38.6	203.2	35.7	13.4	6.6
Selling, general and administrative expenses	210.1	37.5	196.5	34.5	13.6	6.9
Impairment losses	3.9	0.7	—	—	3.9	NM
Income from operations	2.6	0.5	6.7	1.2	(4.1)	(61.1)
Interest expense, net	22.8	4.1	20.6	3.6	2.2	10.7
Provision (benefit) for income taxes	0.4	0.1	(5.3)	(0.9)	5.7	NM
Net loss	$(20.7)	(3.7)%	$(8.6)	(1.5)%	$(12.1)	NM %

Revenues

Total revenues decreased $8.9 million, or 1.6%, to $560.9 million in the second quarter of fiscal 2017 from $569.8 million in the second quarter last year, driven primarily by a decrease in sales of men’s apparel, specifically shirts, suiting and pants. Comparable company sales decreased 4.8% following a decrease of 7.6% in the second quarter last year.

J.Crew sales decreased $33.6 million, or 7.1%, to $443.1 million in the second quarter of fiscal 2017 from $476.7 million in the second quarter last year. J.Crew comparable sales decreased 7.5% following a decrease of 9.0% in the second quarter last year.

Madewell sales increased $14.8 million, or 18.9%, to $93.1 million in the second quarter of fiscal 2017 from $78.3 million in the second quarter last year. Madewell comparable sales increased 11.2% following an increase of 2.8% in the second quarter last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended July 29, 2017	For the Thirteen Weeks Ended July 30, 2016
Apparel:
Women's	56%	54%
Men's	24	25
Children's	6	7
Accessories	14	14
	100%	100%

Other revenues increased $9.9 million to $24.7 million in the second quarter of fiscal 2017 from $14.8 million in the second quarter last year, primarily a result of revenue from third party resellers.

Gross Profit

Gross profit increased $13.4 million to $216.6 million in the second quarter of fiscal 2017 from $203.2 million in the second quarter last year. This increase resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(4.5)
Increase in merchandise margin	14.3
Decrease in buying and occupancy costs	3.6
Increase in gross profit	$13.4

Gross margin increased to 38.6% in the second quarter of fiscal 2017 from 35.7% in the second quarter last year. The increase in gross margin was driven by: (i) a 250 basis point expansion in merchandise margin due to favorable product costs and (ii) a 40 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $13.6 million to $210.1 million in the second quarter of fiscal 2017 from $196.5 million in the second quarter last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Transformation costs	$14.0
Transaction costs	13.7
Corporate occupancy actions last year	3.4
Increase in share-based and incentive compensation	2.0
Decrease in settlements, net of insurance recoveries	(2.0)
Decrease in advertising and catalog costs	(2.5)
Decrease in payroll and related expenses	(7.1)
Decrease in operating and corporate expenses	(7.9)
Total increase in selling, general and administrative expenses	$13.6

As a percentage of revenues, selling, general and administrative expenses increased to 37.5% in the second quarter of fiscal 2017 from 34.5% in the second quarter last year.

Interest Expense, Net

Interest expense, net of interest income, increased $2.2 million to $22.8 million in the second quarter of fiscal 2017 from $20.6 million in the second quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended July 29, 2017	For the Thirteen Weeks Ended July 30, 2016
Term Loan Facility	$15.9	$15.6
Realized hedging losses	2.8	3.2
New Notes(1)	2.1	—
Amortization of deferred financing costs and debt discount	1.3	1.3
Other, net of interest income	0.7	0.5
Interest expense, net	$22.8	$20.6

(1)We completed a debt exchange and refinancing in the second quarter of fiscal 2017. See “—Liquidity and Capital Resources” for more information.

Provision (Benefit) for Income Taxes

The effective tax rate for the second quarter of 2017 was 2%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) the recognition of certain domestic and foreign valuation allowances, (ii) lower rates in certain foreign jurisdictions and (iii) reserves for uncertain tax positions.

As of the second quarter of fiscal 2017, we continue to maintain a full valuation allowance against our deferred tax assets. We will continue to assess the likelihood that the deferred tax assets will be realizable at the end of each reporting period and the valuation allowance will be adjusted accordingly.

The effective tax rate for the second quarter of 2016 was 38%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) lower rates in certain foreign jurisdictions, (ii) reserves for uncertain tax positions, (iii) the recognition of certain foreign valuation allowances, and (iv) state and local income taxes.

Net Loss

Net loss increased $12.1 million to $20.7 million in the second quarter of fiscal 2017 from $8.6 million in the second quarter last year. This increase was due to: (i) an increase in selling, general and administrative expenses of $13.6 million, (ii) a decrease in the benefit for income taxes of $5.7 million, (iii) impairment losses of $3.9 million, (iv) an increase in interest expense of $2.2 million, offset by (v) an increase in gross profit of $13.4 million.

Results of Operations – First Half of Fiscal 2017 compared to First Half of Fiscal 2016

	For the Twenty-six Weeks Ended July 29, 2017		For the Twenty-six Weeks Ended July 30, 2016		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,092.9	100.0%	$1,137.3	100.0%	$(44.4)	(3.9)%
Gross profit	404.9	37.0	408.2	35.9	(3.3)	(0.8)
Selling, general and administrative expenses	420.6	38.5	388.8	34.2	31.8	8.2
Impairment losses	135.1	12.4	5.4	0.5	129.7	NM
Income (loss) from operations	(150.7)	(13.8)	14.0	1.2	(164.7)	NM
Interest expense, net	43.3	4.0	38.8	3.4	4.5	11.4
Benefit for income taxes	(50.1)	(4.6)	(8.2)	(0.7)	(41.9)	NM
Net loss	$(143.9)	(13.2)%	$(16.7)	(1.5)%	$(127.2)	NM %

Revenues

Total revenues decreased $44.4 million, or 3.9%, to $1,092.9 million in the first half of fiscal 2017 from $1,137.3 million in the first half last year driven primarily by a decrease in sales of (i) men’s apparel, specifically shirts, suiting and pants and (ii) women’s apparel, specifically sweaters, knits and dresses. Comparable company sales decreased 6.9% following a decrease of 7.1% in the first half last year.

J.Crew sales decreased $85.9 million, or 9.0%, to $871.6 million in the first half of fiscal 2017 from $957.5 million in the first half last year. J.Crew comparable sales decreased 9.7% following a decrease of 8.5% in the first half last year.

Madewell sales increased $27.1 million, or 17.9%, to $177.8 million in the first half of fiscal 2017 from $150.7 million in the first half last year. Madewell comparable sales increased 10.4% following an increase of 4.3% in the first half last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Twenty-six Weeks Ended July 29, 2017	For the Twenty-six Weeks Ended July 30, 2016
Apparel:
Women's	57%	55%
Men's	22	23
Children's	7	7
Accessories	14	15
	100%	100%

Other revenues increased $14.4 million to $43.5 million in the first half of fiscal 2017 from $29.1 million in the first half last year, primarily a result of revenue from third party resellers.

Gross Profit

Gross profit decreased $3.3 million to $404.9 million in the first half of fiscal 2017 from $408.2 million in the first half last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(22.5)
Increase in merchandise margin	13.4
Decrease in buying and occupancy costs	5.8
Decrease in gross profit	$(3.3)

Gross margin increased to 37.0% in the first half of fiscal 2017 from 35.9% in the first half last year. The increase in gross margin was driven by: (i) a 120 basis point expansion in merchandise margin due to favorable product costs, offset by (ii) a 10 basis point increase in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $31.8 million to $420.6 million in the first half of fiscal 2017 from $388.8 million in the first half last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Transformation costs	$19.6
Transaction costs	16.2
Charges related to a workforce reduction	10.7
Corporate occupancy actions last year	7.2
Decrease in advertising and catalog costs	(2.6)
Decrease in operating and corporate expenses	(8.3)
Decrease in payroll and related expenses	(11.0)
Total increase in selling, general and administrative expenses	$31.8

As a percentage of revenues, selling, general and administrative expenses increased to 38.5% in the first half of fiscal 2017 from 34.2% in the first half last year.

Impairment Losses

During the first quarter of fiscal 2017, we recorded a non-cash impairment charge of $129.8 million related to the intangible asset for the J.Crew trade name. After recording the impairment charge in the first quarter, the carrying value of the J.Crew trade name was $250.2 million. If revenues or operating results decline below our current expectations, additional impairment charges may be recorded in the future.

The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	For the Twenty-six Weeks Ended July 29, 2017	For the Twenty-six Weeks Ended July 30, 2016
Intangible asset related to the J.Crew trade name	$129.8	$—
Long-lived assets	5.3	5.4
Impairment losses	$135.1	$5.4

Interest Expense, Net

Interest expense, net of interest income, increased $4.5 million to $43.3 million in the first half of fiscal 2017 from $38.8 million in the first half last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Twenty-six Weeks Ended July 29, 2017	For the Twenty-six Weeks Ended July 30, 2016
Term Loan Facility	$31.4	$31.1
Realized hedging losses	5.8	4.2
Amortization of deferred financing costs and debt discount	2.6	2.5
New Notes(1)	2.1	—
Other, net of interest income	1.4	1.0
Interest expense, net	$43.3	$38.8

(1)We completed a debt exchange and refinancing in the second quarter of fiscal 2017. See “—Liquidity and Capital Resources” for more information.

Benefit for Income Taxes

In the first half of fiscal 2017, we recognized a deferred tax benefit of $52.1 million primarily a result of the reversal of deferred taxes related to the intangible asset for the J.Crew trade name, which was written down by $129.8 million in the first quarter. We did not recognize any additional deferred tax benefit on other operating losses due to an increase in the valuation allowance. The impact of not recognizing tax benefit on our other operating losses was the primary driver of the difference between the statutory rate of 35% and our effective rate of 26%.

As of the first half of fiscal 2017, we continue to maintain a full valuation allowance against our deferred tax assets. We will continue to assess the likelihood that the deferred tax assets will be realizable at the end of each reporting period and the valuation allowance will be adjusted accordingly.

The effective tax rate for the first half of fiscal 2016 was 33%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) lower rates in certain foreign jurisdictions, (ii) the recognition of certain foreign valuation allowances, (iii) reserves for uncertain tax positions, and (iv) state and local income taxes.

Net Loss

Net loss increased $127.2 million to $143.9 million in the first half of fiscal 2017 from $16.7 million in the first half last year. This increase was due to: (i) higher impairment losses of $129.7 million, (ii) an increase in selling, general and administrative expenses of $31.8 million, (iii) an increase in interest expense of $4.5 million, (iv) a decrease in gross profit of $3.3 million, offset by (v) an increase in the benefit for income taxes of $41.9 million.

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under the ABL Facility. Our primary cash needs are (i) meeting debt service requirements, (ii) capital expenditures in connection with opening new stores and remodeling our existing stores, investments in our distribution network and making information technology system enhancements and (iii) funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories and accounts payable and other current liabilities. See “—Outlook” below.

Operating Activities

(Dollars in millions)	For the Twenty-six Weeks Ended July 29, 2017	For the Twenty-six Weeks Ended July 30, 2016
Net loss	$(143.9)	$(16.7)
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	135.1	5.4
Depreciation of property and equipment	49.7	52.9
Reclassification of hedging losses to earnings	5.8	4.2
Amortization of intangible assets	4.6	5.5
Amortization of deferred financing costs and debt discount	2.6	2.5
Share-based compensation	0.4	0.6
Foreign currency transaction gains	(0.6)	(1.6)
Deferred income taxes	(52.1)	(11.9)
Changes in operating assets and liabilities	(11.2)	(35.4)
Net cash provided by (used in) operating activities	$(9.6)	$5.5

Cash used in operating activities of $9.6 million in the first half of fiscal 2017 resulted from: (i) a net loss of $143.9 million and (ii) changes in operating assets and liabilities of $11.2 million primarily due to seasonal working capital fluctuations, partially offset by (iii) non-cash adjustments of $145.5 million.

Cash provided by operating activities of $5.5 million in the first half of fiscal 2016 resulted from: (i) non-cash adjustments of $57.6 million, partially offset by (ii) changes in operating assets and liabilities of $35.4 million due to seasonal working capital fluctuations and (iii) net loss of $16.7 million.

Investing Activities

(Dollars in millions)	For the Twenty-six Weeks Ended July 29, 2017	For the Twenty-six Weeks Ended July 30, 2016
Capital expenditures:
Information technology	$8.9	$15.5
New stores	8.6	14.4
Other(1)	2.7	6.2
Net cash used in investing activities	$20.2	$36.1

(1)	Includes capital expenditures for warehouse improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $45 to $55 million for fiscal year 2017, including $30 to $35 million for information technology enhancements, $10 to $15 million for new stores and the remainder for warehouse improvements, store renovations and general corporate purposes.

Financing Activities

(Dollars in millions)	For the Twenty-six Weeks Ended July 29, 2017	For the Twenty-six Weeks Ended July 30, 2016
Proceeds from New Money Notes, net of discount	$94.1	$—
Proceeds from New Term Loan Borrowings, net of discount	29.4	—
Repayments pursuant to the Term Loan amendment	(150.5)	—
Costs paid and deferred in connection with refinancing of debt	(5.7)	—
Quarterly principal repayments of Term Loan Facility	(7.8)	(7.8)
Net cash used in financing activities	$(40.5)	$(7.8)

Cash used in financing activities of $40.5 million in the first half of fiscal 2017 resulted primarily from (i) repayments pursuant to the Term Loan amendment, offset by (ii) the proceeds from New Money Notes and New Term Loan Borrowings.

Cash used in financing activities of $7.8 million in the first half of fiscal 2016 resulted from the principal repayments of the Term Loan Facility.

Debt Exchange and Refinancing

On July 13, 2017, the Parent and certain of its subsidiaries completed the following interrelated liability management transactions:

•

a private exchange offer (the “Exchange Offer”) pursuant to which $565.7 million aggregate principal amount of the outstanding 7.75%/8.50% Senior PIK Toggle Notes due 2019 (the “PIK Notes”) issued by Chinos Intermediate Holdings A, Inc., a direct wholly-owned subsidiary of the Parent (the “PIK Notes Issuer”), were exchanged for aggregate consideration consisting of:

o

$249,596,000 aggregate principal amount of 13% Senior Secured Notes due 2021 (the “Exchange Notes”), which is secured primarily by the U.S. intellectual property assets held by J.Crew Domestic Brand, LLC (“IPCo”);

o	189,688 shares of Parent’s 7% non-convertible perpetual series A preferred stock, no par value per share, with an aggregate initial liquidation preference of $189,688,000; and
o	15% of Parent’s common equity, or 17,362,719 shares of Parent’s class A common stock, $0.00001 par value per share;
•	the receipt of consents from the holders of a majority of the PIK Notes with respect to certain amendments to the indenture governing the PIK Notes;
•	completion of an amendment to our Amended and Restated Credit Agreement, dated as of March 5, 2014 (the “Term Loan Facility”) to, among other things, facilitate the following related transactions:
o	the repayment of $150.5 million principal amount of term loans currently outstanding under the Term Loan Facility;
o

the transfer of the remaining undivided 27.96% ownership interest in the U.S. intellectual property rights of the J.Crew brand (the “Additional Transferred IP”) to IPCo, which, together with the undivided 72.04% ownership interest transferred in December 2016 (the “Initial Transferred IP”) represent 100% of the U.S. intellectual property rights of the J.Crew brand (the “Transferred IP”), and the execution of related license agreements;

o

the issuance of $97.0 million aggregate principal amount of an additional series of 13% Senior Secured Notes due 2021 (the “New Money Notes” and, together with the Exchange Notes, the “New Notes”), subject to the same terms and conditions as the Exchange Notes, for cash at a 3% discount, subject to the terms of the note purchase agreement, dated June 12, 2017, the proceeds of which were loaned on a subordinated basis to us and were applied, in part, to finance the repayment of the $150.5 million principal amount of term loans referenced above; and

o

the raising of additional borrowings under the Term Loan Facility of $30.0 million (at a 2% discount) provided by our Sponsors (the “New Term Loan Borrowings”), the net proceeds of which were also applied, in part, to finance the repayment of the $150.5 million principal amount of term loans referenced above.

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

On July 29, 2017, standby letters of credit were $30.8 million, excess availability, as defined, was $282.4 million, and there were no borrowings outstanding. There were no average short term borrowings under the ABL Facility in the first half of fiscal 2017. Average short-term borrowings under the ABL Facility were $5.4 million in the first half of fiscal 2016.

As of the date of this report, there were outstanding borrowings of $10 million under the ABL Facility with excess availability of approximately $245 million.

Demand Letter of Credit Facility

We have an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On July 29, 2017, outstanding documentary letters of credit were $17.1 million and availability under this facility was $2.9 million.

Term Loan Facility

Recent Amendment.  On July 13, 2017, concurrently with the settlement of the Exchange Offer, we amended our Term Loan Facility to, among other things, (i) increase the interest rate applicable to the loans held by consenting lenders, which represented 88% of lenders, (the “Consenting Lenders”; and the loans held by the Consenting Lenders, the “Amended Loans”) by 22 basis points, (ii) increase the amount of amortization payable to Consenting Lenders, (iii) provide for the New Term Loan Borrowings of $30.0 million, (iv) amend certain covenants and events of default and (v) direct Wilmington Savings Fund Society, FSB, as administrative agent under the Term Loan Facility, to dismiss, with prejudice, certain litigation regarding the Initial Transferred IP (and the related actions). Additionally, we repaid $150.5 million of principal amount of term loans outstanding under the Term Loan Facility, which was financed with (i) the net proceeds from the New Money Notes of $94.1 million, (ii) the net proceeds from the New Term Loan Borrowings of $29.4 million and (iii) cash on hand of $27.0 million.

Interest Rate.  Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin (which, in the case of the Amended Loans, was increased by 22 basis points) plus, our option, either (a) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00%.

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 4.65% on July 29, 2017. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at July 29, 2017.

Principal Repayments.  We are required to make principal repayments equal to 0.25% of the original principal amount of the Term Loan Facility (excluding the New Term Loan Borrowings), or $3.9 million, on the last business day of January, April, July, and October. We are also required (i) to repay the term loan based on an annual calculation of excess cash flow, as defined in the agreement, (ii) in the second quarter of fiscal 2019, to make a principal repayment of $11.9 million which is equal to 1.00% of the aggregate principal amount of Amended Loans outstanding on July 13, 2017 and (iii) beginning on July 31, 2019, on the last business day of January, April, July and October, to make additional principal repayments of $1.5 million equal to 0.125% of the aggregate principal amount of Amended Loans outstanding on July 13, 2017. The maturity date of the Term Loan Facility is March 5, 2021.

New Notes

General.  On July 13, 2017, in connection with settlement of the Exchange Offer and the issuance of the New Notes, J.Crew Brand, LLC and J.Crew Brand Corp. (together, the “New Notes Co-Issuers”) and the Guarantors (as defined below) entered into (i) an indenture with U.S. Bank National Association, as Trustee and collateral agent, governing the terms of the Exchange Notes (the “Exchange Notes Indenture”) and (ii) an indenture with the Trustee and U.S. Bank, as collateral agent, governing the terms of the New Money Notes (the “New Money Notes Indenture”), which is in substantially the same form as the Exchange Notes Indenture.

Interest Rate.  The New Notes bear interest at a rate of 13% per annum, and interest is payable semi-annually on March 15 and September 15 of each year. The New Notes mature on September 15, 2021.

New Notes Guarantee.  The New Notes are guaranteed by J.Crew Brand Intermediate, LLC, IPCo and J.Crew International Brand, LLC, each of which is a Delaware limited liability company and a wholly-owned indirect subsidiary of the Company (collectively, the “Guarantors,” and each, a “Guarantor”). The PIK Notes Issuer also unconditionally guarantees the payment obligations of the New Notes Co-Issuers and the Guarantors.

Exchange Notes Collateral.  The Exchange Notes and the guarantees thereof are general senior secured obligations of the New Notes Co-Issuers and the Guarantors, secured on a first priority lien basis by the Initial Transferred IP and certain other assets of the New Notes Co-Issuers and Guarantors, and on a second priority lien basis by the Additional Transferred IP, subject, in each case, to permitted liens under the Exchange Notes Indenture and that certain intercreditor agreement, entered into between the collateral agents on July 13, 2017.

New Money Notes Collateral.  The New Money Notes and the guarantees thereof are general senior secured obligations of the New Notes Co-Issuers and the Guarantors, secured on a first priority lien basis by the Additional Transferred IP and certain other assets, and on a second priority lien basis by the Initial Transferred IP, subject, in each case, to permitted liens under the New Money Notes Indenture and the intercreditor agreement.

Redemption.  The New Notes are redeemable at the option of the New Notes Co-Issuers, in whole or in part, at any time, at a price equal to one hundred percent (100%) of the principal amount of the New Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make whole” premium. The New Notes are not subject to any mandatory redemption obligation, and there is no sinking fund provided for the New Notes.

Change in Control.  Upon the occurrence of a Change of Control (as defined in each of the indentures, as applicable), the New Notes Co-Issuers will be required to offer to repay all of the New Notes at 100% of the aggregate principal amount repaid plus accrued and unpaid interest, if any, to, but not including, the date of purchase.

Covenants.  Each of the indentures contains covenants covering (i) the payment of principal and interest, (ii) maintenance of an office or agency for the payment of the New Notes, (iii) reports to the applicable Trustee and holders of the New Notes, (iv) stay, extension and usury laws, (v) payment of taxes, (vi) existence, (vii) maintenance of properties and (viii) maintenance of insurance. Each of the New Indentures also includes covenants that (i) limit the ability to transfer the Collateral and (ii) limit liens that may be imposed on the assets of the Guarantors, which covenants are, in each case, subject to certain exceptions set forth in each of the indentures.

PIK Notes

On November 4, 2013, PIK Notes Issuer, an indirect parent holding company of Group, issued $500 million of PIK Notes. On July 13, 2017, we completed a private exchange offer pursuant to which $565.7 million aggregate principal amount of PIK Notes were exchanged for $249.6 million of Exchange Notes and shares of preferred and common stock of the Parent.

The PIK Notes were not guaranteed by any of the PIK Notes Issuer’s subsidiaries, and therefore were not recorded in our financial statements. The Exchange Notes, however, are guaranteed by our subsidiaries, and therefore are recorded in our financial statements.

Formation of New Subsidiaries

In October 2016, we formed certain new, wholly-owned indirect subsidiaries of the Company, including IPCo and J.Crew Brand, LLC (collectively, “J.Crew BrandCo”). In December 2016, J.Crew International, Inc. (“JCI”) transferred an undivided 72.04% ownership interest in the U.S. intellectual property rights of the J.Crew brand to IPCo, and entered into a related intellectual property license agreement with IPCo. In July 2017, JCI transferred the remaining undivided 27.96% ownership interest in the U.S. intellectual property rights of the J.Crew brand to IPCo, which, together with the initial intellectual property contributed in December 2016, represent 100% of the U.S. intellectual property rights of the J.Crew brand, and entered into an additional intellectual property license agreement with IPCo (together with the agreement entered into in December 2016, the “IP License Agreements”).

Under the IP License Agreements, J.Crew Operating Corp., our direct wholly-owned subsidiary, pays a fixed license fee of $59 million per annum.  The license fees are payable on March 1 and September 1 of each fiscal year. The terms of the IP License Agreements are no less favorable than could be obtained in an arm’s length transaction with an unaffiliated third party. These royalty payments have no impact on our consolidated results of operations, but any such payments to be made to IPCo are not subject to the covenants under our credit facilities or the PIK Notes.

The proceeds from the license fees to J.Crew BrandCo will be used to meet debt service requirements on the $347 million aggregate principal outstanding under the New Notes, which bear interest at a rate of 13% per annum, payable semi-annually on March 15 and September 15 of each fiscal year. License fees in excess of the debt service requirements will be loaned back to the Company on a subordinated basis. As of July 29, 2017, J.Crew BrandCo had total assets of $253.4 million, consisting of intangible assets of $250.2 million and license fee receivable of $3.2 million, and total liabilities of $340.3 million related to the New Notes. The New Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Below is consolidating balance sheet information reflecting the elimination of the accounts of J.Crew BrandCo from our condensed consolidated balance sheet as of July 29, 2017.

	As of July 29, 2017
	(unaudited)
	Consolidated balance sheet	Eliminations of J.Crew BrandCo	Consolidated balance sheet of subsidiaries excluding J.Crew BrandCo
ASSETS
Current assets:
Cash and cash equivalents	$62,426	$—	$62,426
Merchandise inventories	299,796	—	299,796
Prepaid expenses and other current assets	63,773	—	63,773
Total current assets	425,995	—	425,995
Property and equipment, net	330,006	—	330,006
Intangible assets, net	313,161	(250,195)	62,966
Investment in subsidiary	—	185,999	185,999
Goodwill	107,900	—	107,900
Other assets	7,321	—	7,321
Total assets	$1,184,383	$(64,196)	$1,120,187
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$188,297	$—	$188,297
Other current liabilities	150,321	3,166	153,487
Interest payable	6,769	(2,128)	4,641
Income taxes payable to Parent	25,332	—	25,332
Current portion of long-term debt	19,588	—	19,588
Total current liabilities	390,307	1,038	391,345
Long-term debt, net	1,701,887	(338,203)	1,363,684
Due to J.Crew BrandCo	—	114,018	114,018
Lease-related deferred credits, net	129,228	—	129,228
Deferred income taxes, net	98,011	(64,196)	33,815
Other liabilities	40,101	—	40,101
Total liabilities	2,359,534	(287,343)	2,072,191
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—
Additional paid-in capital	731,145	249,596	980,741
Accumulated other comprehensive loss	(7,304)	—	(7,304)
Accumulated deficit	(1,898,992)	(26,449)	(1,925,441)
Total stockholders’ deficit	(1,175,151)	223,147	(952,004)
Total liabilities and stockholders’ deficit	$1,184,383	$(64,196)	$1,120,187

Below is consolidating statement of operations and comprehensive loss information reflecting the elimination of the accounts of J.Crew BrandCo from our consolidated statement of operations and comprehensive loss for the thirteen and twenty-six weeks ended July 29, 2017.

	For the Thirteen Weeks Ended July 29, 2017
	(unaudited)
	Consolidated	Eliminations of J.Crew BrandCo	Consolidated subsidiaries excluding J.Crew BrandCo
Condensed Consolidated Statements of Operations and Comprehensive Loss

Revenues:
Net sales	$536,180	$—	$536,180
Other	24,726	—	24,726
Total revenues	560,906	—	560,906
Cost of goods sold, including buying and occupancy costs	344,274	—	344,274
Royalty expense	—	28,666	28,666
Gross profit	216,632	(28,666)	187,966
Selling, general and administrative expenses	210,136	—	210,136
Impairment losses	3,898	—	3,898
Income (loss) from operations	2,598	(28,666)	(26,068)
Interest expense, net of interest income	22,818	(2,217)	20,601
Loss before income taxes	(20,220)	(26,449)	(46,669)
Benefit for income taxes	434	—	434
Net loss	$(20,654)	$(26,449)	$(47,103)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,682	—	1,682
Unrealized loss on cash flow hedges, net of tax	(497)	—	(497)
Foreign currency translation adjustments	777	—	777
Comprehensive loss	$(18,692)	$(26,449)	$(45,141)

	For the Twenty-six Weeks Ended July 29, 2017
	(unaudited)
	Consolidated	Eliminations of J.Crew BrandCo	Consolidated subsidiaries excluding J.Crew BrandCo
Condensed Consolidated Statements of Operations and Comprehensive Loss

Revenues:
Net sales	$1,049,359	$—	$1,049,359
Other	43,513	—	43,513
Total revenues	1,092,872	—	1,092,872
Cost of goods sold, including buying and occupancy costs	688,004	—	688,004
Royalty expense	—	28,665	28,665
Gross profit	404,868	(28,665)	376,203
Selling, general and administrative expenses	420,558	—	420,558
Impairment losses	135,055	(85,396)	49,659
Loss from operations	(150,745)	56,731	(94,014)
Interest expense, net of interest income	43,254	(2,127)	41,127
Loss before income taxes	(193,999)	58,858	(135,141)
Benefit for income taxes	(50,050)	33,304	(16,746)
Net loss	$(143,949)	$25,554	$(118,395)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	3,546	—	3,546
Unrealized loss on cash flow hedges, net of tax	(501)	—	(501)
Foreign currency translation adjustments	1,187	—	1,187
Comprehensive loss	$(139,717)	$25,554	$(114,163)

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) debt service requirements, including required (a) quarterly principal repayments and (b) repayments, if any, based on annual excess cash flows, if any, as defined, (ii) capital expenditures and (iii) working capital. Management anticipates that capital expenditures in fiscal 2017 will be approximately $45 to $55 million, including $30 to $35 million for information technology enhancements, $10 to $15 million for new stores and the remainder for warehouse improvements, store renovations and general corporate purposes. Management expects to pay interest of approximately $90 million in fiscal 2017 to fund debt service obligations. Management believes that our current balances of cash and cash equivalents, projected cash flow from operations and amounts available under the ABL Facility will be adequate to fund our short-term and long-term liquidity needs. Our ability to satisfy these obligations and to remain in compliance with the financial covenants under our financing arrangements depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of July 29, 2017, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$30.8	$29.9	$0.9	$—	$—
Documentary	17.1	17.1	—	—	—
	$47.9	$47.0	$0.9	$—	$—

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

As a result of the floor rate described above, we estimate that a 1% increase in LIBOR would increase our annual interest expense by $6 million.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. As of July 29, 2017, we have recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to our results of operations. In addition, there are certain other claims and legal proceedings pending against us for which accruals have not been established.

J. Crew Group, Inc., et al. v. Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent, Index No. 650574/2017, (Sup. Ct. N.Y. C’ty.).

On February 1, 2017, we filed a complaint in the New York State Supreme Court, Commercial Division, against Wilmington Savings Fund Society, FSB (“WSFS”), as successor agent under the Term Loan Facility seeking a declaration that its actions with respect to certain intellectual property assets were in full compliance with the terms of the Term Loan Facility. On March 24, 2017, WSFS filed its counterclaims in response to our declaratory judgment action, including claims of default under the Term Loan Facility. On April 13, 2017, we filed our Reply and Affirmative Defenses to WSFS’s counterclaims.

On July 17, 2017, pursuant to the terms of the July 13, 2017 Amendment to the Term Loan Facility (as described elsewhere herein), and a related direction letter issued to WSFS by the Required Lenders under the Term Loan Facility, we entered into mutual releases with WSFS, and filed a joint stipulation of discontinuance, dismissing the action and resolving the matter.

Eaton Vance Management, et al. v. Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent, et al., Index No. 654397/2017, (Sup. Ct. N.Y. C’ty.).

On June 22, 2017, Eaton Vance Management and certain affiliated funds as well as Highland Capital Management and certain affiliated funds (collectively, the “Highland/EV Plaintiffs”), filed a complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS, seeking, among other things, declarations that the July 13, 2017 Amendment to the Term Loan Facility was ineffective absent unanimous consent of all Lenders under the facility, that certain of our actions with respect to certain of its intellectual property assets were taken in violation of the terms of the Term Loan Facility, and that those actions also constitute fraudulent conveyances. We believe that the Highland/EV Plaintiffs’ claims are wholly without merit, and intend to vigorously oppose these claims.

On August 7, 2017, WSFS and the Company filed separate motions to dismiss certain of the Highland/EV Plaintiffs claims for failure to state a claim and lack of standing, among other reasons.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 includes a detailed discussion of certain risks that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed.

ITEM 6. EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Amended and Restated Employment Agreement, dated July 7, 2017, between J.Crew Group, Inc. and Millard Drexler.*

10.2	Amendment to Letter Agreement, dated August 2, 2017, between J.Crew Group, Inc. and Michael J. Nicholson.*

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at July 29, 2017 and January 28, 2017, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended July 29, 2017 and July 30, 2016, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the twenty-six weeks ended July 29, 2017 and July 30, 2016, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the twenty-six weeks ended July 29, 2017 and the fifty-two weeks ended January 28, 2017, (v) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 29, 2017 and July 30, 2016, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: August 23, 2017	By:	/S/ JAMES BRETT
James Brett
Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2017	By:	/S/ MICHAEL J. NICHOLSON
Michael J. Nicholson
President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: August 23, 2017	By:	/S/ JEREMY BROOKS
Jeremy Brooks
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Amended and Restated Employment Agreement, dated July 7, 2017, between J.Crew Group, Inc. and Millard Drexler.*

10.2	Amendment to Letter Agreement, dated August 2, 2017, between J.Crew Group, Inc. and Michael J. Nicholson.*

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at July 29, 2017 and January 28, 2017, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended July 29, 2017 and July 30, 2016, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the twenty-six weeks ended July 29, 2017 and July 30, 2016, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the twenty-six weeks ended July 29, 2017 and the fifty-two weeks ended January 28, 2017, (v) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 29, 2017 and July 30, 2016, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.