Form 10-Q
period 2017-10-28
J CREW GROUP INC
filed 2017-11-21
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 17, 2017
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at October 28, 2017 and January 28, 2017	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended October 28, 2017 and October 29, 2016	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirty-nine weeks ended October 28, 2017 and October 29, 2016	5

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the thirty-nine weeks ended October 28, 2017 and the fifty-two weeks ended January 28, 2017	6

	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 28, 2017 and October 29, 2016	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 6.	Exhibits	34

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	October 28, 2017	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$49,214	$132,226
Merchandise inventories	365,633	314,492
Prepaid expenses and other current assets	77,487	59,494
Total current assets	492,334	506,212
Property and equipment, net	309,137	362,187
Intangible assets, net	310,944	450,204
Goodwill	107,900	107,900
Other assets	7,315	6,207
Total assets	$1,227,630	$1,432,710
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$235,381	$194,494
Other current liabilities	158,680	157,141
Interest payable	10,287	7,977
Income taxes payable to Parent	32,974	25,215
Current portion of long-term debt	19,588	15,670
Total current liabilities	456,910	400,497
Long-term debt, net	1,699,849	1,494,490
Lease-related deferred credits, net	123,959	132,566
Deferred income taxes, net	98,495	148,200
Other liabilities	39,096	43,168
Total liabilities	2,418,309	2,218,921
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	731,302	980,368
Accumulated other comprehensive loss	(5,362)	(11,536)
Accumulated deficit	(1,916,619)	(1,755,043)
Total stockholders’ deficit	(1,190,679)	(786,211)
Total liabilities and stockholders’ deficit	$1,227,630	$1,432,710

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	Thirteen Weeks Ended October 28, 2017	Thirteen Weeks Ended October 29, 2016
Revenues:
Net sales	$537,870	$575,942
Other	28,784	17,213
Total revenues	566,654	593,155
Cost of goods sold, including buying and occupancy costs	339,428	367,299
Gross profit	227,226	225,856
Selling, general and administrative expenses	200,736	204,547
Impairment losses	1,799	1,333
Income from operations	24,691	19,976
Interest expense, net of interest income	32,937	20,675
Loss before income taxes	(8,246)	(699)
Provision for income taxes	9,381	7,201
Net loss	$(17,627)	$(7,900)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,541	1,935
Unrealized gain on cash flow hedges, net of tax	613	406
Foreign currency translation adjustments	(212)	(1,167)
Comprehensive loss	$(15,685)	$(6,726)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	Thirty-nine Weeks Ended October 28, 2017	Thirty-nine Weeks Ended October 29, 2016
Revenues:
Net sales	$1,587,230	$1,684,158
Other	72,296	46,316
Total revenues	1,659,526	1,730,474
Cost of goods sold, including buying and occupancy costs	1,027,431	1,096,466
Gross profit	632,095	634,008
Selling, general and administrative expenses	621,295	593,303
Impairment losses	136,854	6,729
Income (loss) from operations	(126,054)	33,976
Interest expense, net of interest income	76,191	59,511
Loss before income taxes	(202,245)	(25,535)
Benefit for income taxes	(40,669)	(967)
Net loss	$(161,576)	$(24,568)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	5,087	4,467
Unrealized gain (loss) on cash flow hedges, net of tax	112	(2,471)
Foreign currency translation adjustments	975	(1,860)
Comprehensive loss	$(155,402)	$(24,432)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	loss	deficit
Balance at January 30, 2016	1,000	$—	$979,333	$(1,731,529)	$(16,791)	$(768,987)
Net loss	—	—	—	(23,514)	—	(23,514)
Share-based compensation	—	—	1,035	—	—	1,035
Reclassification of realized losses on cash flow hedges, net of tax of $4,083, to earnings	—	—	—	—	6,387	6,387
Unrealized gain on cash flow hedges, net of tax of $287	—	—	—	—	449	449
Foreign currency translation adjustments	—	—	—	—	(1,581)	(1,581)
Balance at January 28, 2017	1,000	$—	$980,368	$(1,755,043)	$(11,536)	$(786,211)
Net loss	—	—	—	(161,576)	—	(161,576)
Share-based compensation	—	—	530	—	—	530
Non-cash contribution to Parent in connection with Exchange Offer	—	—	(249,596)	—	—	(249,596)
Reclassification of realized losses on cash flow hedges, net of tax of $3,252, to earnings	—	—	—	—	5,087	5,087
Unrealized gain on cash flow hedges, net of tax of $72	—	—	—	—	112	112
Foreign currency translation adjustments	—	—	—	—	975	975
Balance at October 28, 2017	1,000	$—	$731,302	$(1,916,619)	$(5,362)	$(1,190,679)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirty-nine Weeks Ended October 28, 2017	Thirty-nine Weeks Ended October 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(161,576)	$(24,568)
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	136,854	6,729
Depreciation of property and equipment	74,150	80,258
Reclassification of hedging losses to earnings	8,340	7,323
Amortization of intangible assets	6,776	8,044
Amortization of deferred financing costs and debt discount	4,338	3,793
Share-based compensation	530	818
Loss on sale of property	526	—
Foreign currency transaction gains	(641)	(1,442)
Deferred income taxes	(53,029)	(2,134)
Changes in operating assets and liabilities:
Merchandise inventories	(50,911)	(74,116)
Prepaid expenses and other current assets	(17,798)	(11,426)
Other assets	(684)	643
Accounts payable and other liabilities	27,959	22,202
Federal and state income taxes	12,416	2,423
Net cash provided by (used in) operating activities	(12,750)	18,547
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,594)	(59,348)
Proceeds from sale of property	2,530	—
Net cash used in investing activities	(26,064)	(59,348)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from New Money Notes, net of discount	94,090	—
Proceeds from New Term Loan Borrowings, net of discount	29,400	—
Repayments pursuant to the Term Loan amendment	(150,456)	—
Costs paid and deferred in connection with refinancing of debt	(5,740)	—
Quarterly principal repayments of Term Loan Facility	(11,753)	(7,835)
Net cash used in financing activities	(44,459)	(7,835)
Effect of changes in foreign exchange rates on cash and cash equivalents	261	(760)
Decrease in cash and cash equivalents	(83,012)	(49,396)
Beginning balance	132,226	87,812
Ending balance	$49,214	$38,416
Supplemental cash flow information:
Income taxes paid	$1,313	$961
Interest paid	$68,525	$53,297
Non-cash contribution to Parent in connection with Exchange Offer	$249,596	$—

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016

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

The Company recorded an expense of $7.1 million and $7.5 million in the first nine months of fiscal 2017 and fiscal 2016, respectively, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

4. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at January 28, 2017	$8,640	$57,742	$3,827	$379,995
Amortization expense	(1,160)	(1,025)	(103)	—
Impairment losses	—	—	—	(129,800)
Balance at April 29, 2017	$7,480	$56,717	$3,724	$250,195
Amortization expense	(1,160)	(1,025)	(85)	—
Impairment losses	—	—	(2,060)	—
Effect of changes in foreign exchange rates	—	—	(625)	—
Balance at July 29, 2017	$6,320	$55,692	$954	$250,195
Amortization expense	(1,159)	(1,025)	(33)	—
Balance at October 28, 2017	$5,161	$54,667	$921	$250,195
Total accumulated amortization or impairment losses at October 28, 2017	$(55,849)	$(27,333)	$(3,896)	$(635,105)

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

The impairment losses were the result of the write-down of the following assets:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Intangible asset related to the J.Crew trade name	$—	$—	$129,800	$—
Long-lived assets (see note 8)	1,799	1,333	7,054	6,729
Impairment losses	$1,799	$1,333	$136,854	$6,729

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

A summary of share-based compensation recorded in the statements of operations and comprehensive loss is as follows:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Share-based compensation	$157	$211	$530	$818

A summary of shares available for grant as stock options or other share-based awards, as adjusted for the reverse stock split, is as follows:

	Common Stock Awards	Preferred Stock Awards
Available for grant at January 28, 2017	362	—
Authorized	13,003,295	20,000
Granted	(5,209,878)	—
Forfeited and available for reissuance	741	—
Available for grant at October 28, 2017	7,794,520	20,000

6. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	October 28, 2017	January 28, 2017
Term Loan Facility	$1,365,618	$1,527,825
Exchange Notes	249,596	—
New Money Notes	97,000	—
New Term Loan Borrowings	30,238	—
Less current portion of Term Loan	(19,588)	(15,670)
Less deferred financing costs	(16,026)	(13,095)
Less discount	(6,989)	(4,570)
Long-term debt, net	$1,699,849	$1,494,490
Borrowings under the ABL Facility	$—	$—

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

On October 28, 2017, standby letters of credit were $39.2 million, excess availability, as defined, was $264.2 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $9.3 million and $11.3 million in the first nine months of fiscal 2017 and fiscal 2016, respectively.

Demand Letter of Credit Facility

The Company has an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On October 28, 2017, outstanding documentary letters of credit were $18.6 million and availability under this facility was $1.4 million.

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

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 4.67% on October 28, 2017. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at October 28, 2017.

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

Interest expense

A summary of the components of interest expense is as follows:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Term Loan Facility	$16,463	$15,488	$47,909	$46,580
New Notes	11,264	—	13,392	—
Realized hedging losses	2,526	3,172	8,340	7,325
Amortization of deferred financing costs and debt discount	1,786	1,265	4,338	3,793
Other interest, net of interest income	898	750	2,212	1,813
Interest expense, net	$32,937	$20,675	$76,191	$59,511

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). Liabilities for interest rate swaps, included in other liabilities, were $9.8 million and $18.6 million at October 28, 2017 and January 28, 2017, respectively.

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

Financial assets and liabilities

The fair value of the Company’s debt was $1,216 million and $878 million at October 28, 2017 and January 28, 2017, respectively, based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain long-lived assets, have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of October 28, 2017 or January 28, 2017 that are measured on a recurring basis in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Carrying value of long-term assets written down to fair value	$1,799	$1,333	$7,054	$6,729
Impairment charge	$1,799	$1,333	$7,054	$6,729

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

The financial statements of the Company account for income taxes at the Group level. The federal tax return, however, is filed at the Parent level. The difference between the entity at which the provision is calculated and the entity which files the tax return gives rise to intercompany balances. A summary of the components of the income taxes payable to Parent is as follows:

	October 28, 2017	January 28, 2017
Refundable income taxes of Parent	$8,724	$8,247
Due to Parent	(41,698)	(33,462)
Income taxes payable to Parent	$(32,974)	$(25,215)

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on a weighing process of available evidence, whether it is more-likely-than-not that its deferred tax assets will not be realized. In that weighing process, the Company assigns significant weight to the negative evidence of its cumulative losses in recent years. As a result, in fiscal 2016, the Company determined that the negative evidence outweighed the positive evidence and recorded a valuation allowance related to its deferred tax assets balance. As of October 28, 2017, there was no change to that determination. This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at the end of each reporting period and the valuation allowance will be adjusted accordingly.

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

The effective tax rate for the third quarter of fiscal 2017 was not meaningful. The provision for income taxes was $9.4 million, which reflects a discrete charge of $16.5 million to increase the valuation allowance as a result of deferred tax assets recognized in connection with the true-up of certain return-to-provision estimates. Other items impacting the effective tax rate include the recognition of international valuation allowances, lower rates in foreign jurisdictions, and reserves for uncertain tax positions.

The effective tax rate for the third quarter of fiscal 2016 was not meaningful due to a break-even loss before income taxes. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) the recognition of domestic and foreign valuation allowances, (ii) lower rates in certain foreign jurisdictions, and (iii) reserves for uncertain tax positions.

The effective tax rate for the first nine months of fiscal 2017 was 20%. The Company recognized a deferred tax benefit of $53.0 million, primarily a result of the reversal of deferred taxes related to the intangible asset for the J.Crew trade name, which was written down by $129.8 million in the first quarter. The Company did not recognize any additional deferred tax benefit on other current operating losses due to an increase in the valuation allowance. The impact of not recognizing tax benefit on the Company’s other current operating losses was the primary driver of the difference between the statutory rate of 35% and the effective rate.

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

10. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on the Company’s financial position, results of operations or cash flows. As of October 28, 2017, the Company has recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to its results of operations. In addition, there are certain other claims and legal proceedings pending against the Company for which accruals have not been established.

J.Crew Group, Inc., et al. v. Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent, Index No. 650574/2017, (Sup. Ct. N.Y. C’ty.).

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

On August 7, 2017, WSFS and the Company filed separate motions to dismiss certain of the Highland/EV Plaintiffs claims for failure to state a claim and lack of standing, among other reasons. On September 7, 2017, the Highland/EV Plaintiffs filed an amended complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS. The amended complaint continues to assert claims for breach of the terms of the Term Loan Facility, and for fraudulent conveyance and adds an additional claim for fraudulent inducement claim against the Company. The Company believes that the Highland/EV Plaintiffs’ claims asserted in the amended complaint are wholly without merit, and intends to vigorously oppose these claims.

In response to the amended complaint, WSFS and the Company withdrew their prior motions to dismiss and, on October 20, 2017, filed renewed motions seeking dismissal in whole or part. Among other things, the Company seeks dismissal of the amended complaint for failure to state a claim, lack of standing, and because its fraud claims are duplicative of Plaintiffs’ claims under the documents governing the Term Loan Facility. Briefing on the motions to dismiss is expected to be complete on December 20, 2017.

11. Workforce Reduction

On April 25, 2017, the Company eliminated approximately 150 full-time and 100 open positions, as part of a strategic reorganization. As a result, in the first quarter of fiscal 2017, the Company incurred a pre-tax charge of $10.5 million for severance and related costs, included in selling, general and administrative expenses. At October 28, 2017, accrued and unpaid severance and related costs were $4.5 million, which the Company expects to be paid by the first quarter of fiscal 2018.

12. Related Party Transactions

Intellectual property license agreement

In October 2016, the Company formed wholly-owned indirect subsidiaries, including IPCo and J.Crew Brand, LLC (collectively, “J.Crew BrandCo”). In December 2016, J.Crew International, Inc. (“JCI”) transferred an undivided 72.04% ownership interest in the U.S. intellectual property rights of the J.Crew brand to IPCo, and entered into a related intellectual property license agreement with IPCo. In July 2017, JCI transferred the remaining undivided 27.96% ownership interest in the U.S. intellectual property rights of the J.Crew brand to IPCo, which, together with the initial intellectual property contributed in December 2016, represent 100% of the U.S. intellectual property rights of the J.Crew brand, and entered into an additional intellectual property license agreement with IPCo (together with the agreement entered into in December 2016, the “IP License Agreements”).

Under the IP License Agreements, J.Crew Operating Corp., a direct wholly-owned subsidiary of the Company, pays a fixed license fee of $59 million per annum.  The license fees are payable on March 1 and September 1 of each fiscal year. These royalty payments have no impact on the Company’s consolidated results of operations and are not subject to the covenants under the Company’s credit facilities or the PIK Notes.

The proceeds from the license fees to J.Crew BrandCo are used to meet debt service requirements on the $347 million aggregate principal outstanding under the New Notes, which bear interest at a rate of 13% per annum, payable semi-annually on March 15 and September 15 of each fiscal year. License fees in excess of the debt service requirements will be loaned back to the Company on a subordinated basis. As of October 28, 2017, J.Crew BrandCo had total assets of $260.3 million, consisting of intangible assets of $250.2 million, license fee receivable of $9.8 million and cash and cash equivalents of $0.3 million, and total liabilities of $344.3 million related to the New Notes. For the thirty-nine weeks ended October 28, 2017, J.Crew BrandCo earned royalty revenue of $43.4 million. The New Notes are guaranteed by the intangible assets of J.Crew BrandCo.

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

The Company has a receivable of $12.1 million due from the Parent, included in prepaid expenses and other current assets, primarily related to the payment of certain transactions costs on behalf of the PIK Notes Issuer.

13. Recent Accounting Pronouncements

In May 2014, a pronouncement was issued that clarified the principles of revenue recognition, which standardizes a comprehensive model for recognizing revenue arising from contracts with customers. The pronouncement is effective for fiscal years beginning after December 15, 2017. While the Company is evaluating the impact of the new pronouncement on its condensed consolidated financial statements, it expects there to be an impact on the accounting for and presentation of its loyalty program, sales return reserve and advertising costs.

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

In August 2016, a pronouncement was issued that aims to reduce the diversity in presentation and classification of the following specific cash flow issues: debt prepayment, settlement of zero-coupon bonds, contingent consideration, insurance proceeds, distributions received from equity method investees, beneficial interest in securitization transactions and separately identifiable cash flows. The pronouncement is effective for fiscal years beginning after December 15, 2017. The Company does not expect there to be a significant impact on its condensed consolidated statements of cash flows.

In January 2017, a pronouncement was issued that simplifies the measurement of goodwill impairment by no longer requiring an entity to perform a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2019. The Company does not expect there to be a significant impact on its condensed consolidated financial statements.

In August 2017, a pronouncement was issued that simplifies the application of hedge accounting guidance and more closely aligns risk management activities and financial reporting. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the new pronouncement on its condensed consolidated financial statements.

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

We sell our J.Crew and Madewell merchandise primarily through our retail and factory stores, our websites and our catalogs. As of October 28, 2017, we operated 271 J.Crew retail stores, 182 J.Crew factory stores (including 42 J.Crew Mercantile® stores), and 121 Madewell stores throughout the United States, Canada, the United Kingdom, Hong Kong, and France; compared to 286 J.Crew retail stores, 175 J.Crew factory stores (including 32 J.Crew Mercantile stores), and 110 Madewell stores as of October 29, 2016. During fiscal 2017, we expect to close approximately 50 stores.

A summary of revenues by brand for the third quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended October 28, 2017	For the Thirteen Weeks Ended October 29, 2016
J.Crew	$430.4	$488.0
Madewell	107.5	88.0
Other(a)	28.8	17.2
Total revenues	$566.7	$593.2

(a)Consists primarily of revenues from third-party resellers and shipping and handling fees.

A summary of highlights for the third quarter is as follows:

•	Revenues decreased 4.5% to $566.7 million, with comparable company sales down 8.5%.
•	J.Crew revenues decreased 11.8% to $430.4 million, with J.Crew comparable sales down 12.4%.
•	Madewell revenues increased 22.2% to $107.5 million, with Madewell comparable sales up 12.6%.
•	Gross margin increased to 40.1% from 38.1% last year.
•	We opened two Madewell stores and one J.Crew retail store. We closed four J.Crew retail stores.

A summary of revenues by brand for the first nine months is as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended October 28, 2017	For the Thirty-nine Weeks Ended October 29, 2016
J.Crew	$1,302.0	$1,445.5
Madewell	285.2	238.7
Other(a)	72.3	46.3
Total revenues	$1,659.5	$1,730.5

(a)Consists primarily of revenues from third-party resellers and shipping and handling fees.

A summary of highlights for the first nine months is as follows:

•	Revenues decreased 4.1% to $1,659.5 million, with comparable company sales down 7.5%.

•	J.Crew revenues decreased 9.9% to $1,302.0 million, with J.Crew comparable sales down 10.6%.
•	Madewell revenues increased 19.5% to $285.2 million, with Madewell comparable sales up 11.2%.
•	Gross margin increased to 38.1% from 36.6% last year.
•	We recorded non-cash impairment losses of $136.9 million, primarily a result of the write-down of the intangible asset related to the J.Crew trade name.
•	We opened eight Madewell stores, one J.Crew retail store and one J.Crew factory store. We closed eight J.Crew retail stores and three J.Crew factory stores.
•	We launched a multi-year transformation effort designed to create an even faster, more nimble organization focused on delivering value across all channels.
•	We successfully closed a debt exchange and refinancing. See “—Liquidity and Capital Resources” for more information.
•

We initiated a workforce reduction as part of a strategic reorganization in April 2017. We incurred a pre-tax charge of $10.5 million for severance and related costs. We anticipate annualized pre-tax savings of payroll and related costs of approximately $30 million.

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

Results of Operations – Third Quarter of Fiscal 2017 compared to Third Quarter of Fiscal 2016

	For the Thirteen Weeks Ended October 28, 2017		For the Thirteen Weeks Ended October 29, 2016		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$566.7	100.0%	$593.2	100.0%	$(26.5)	(4.5)%
Gross profit	227.2	40.1	225.9	38.1	1.3	0.6
Selling, general and administrative expenses	200.7	35.4	204.5	34.5	(3.8)	(1.9)
Impairment losses	1.8	0.3	1.3	0.2	0.5	35.0
Income from operations	24.7	4.4	20.0	3.4	4.7	23.6
Interest expense, net	32.9	5.8	20.7	3.5	12.2	59.3
Provision for income taxes	9.4	1.7	7.2	1.2	2.2	30.3
Net loss	$(17.6)	(3.1)%	$(7.9)	(1.3)%	$(9.7)	NM %

Revenues

Total revenues decreased $26.5 million, or 4.5%, to $566.7 million in the third quarter of fiscal 2017 from $593.2 million in the third quarter last year, driven primarily by a decrease in sales of (i) women’s apparel, specifically jackets, shirts and skirts and (ii) men’s apparel, specifically shirts, pants and suiting. Comparable company sales decreased 8.5% following a decrease of 7.5% in the third quarter last year.

J.Crew sales decreased $57.6 million, or 11.8%, to $430.4 million in the third quarter of fiscal 2017 from $488.0 million in the third quarter last year. J.Crew comparable sales decreased 12.4% following a decrease of 9.2% in the third quarter last year.

Madewell sales increased $19.5 million, or 22.2%, to $107.5 million in the third quarter of fiscal 2017 from $88.0 million in the third quarter last year. Madewell comparable sales increased 12.6% following an increase of 4.1% in the third quarter last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended October 28, 2017	For the Thirteen Weeks Ended October 29, 2016
Apparel:
Women's	57%	55%
Men's	21	22
Children's	8	8
Accessories	14	15
	100%	100%

Other revenues increased $11.6 million to $28.8 million in the third quarter of fiscal 2017 from $17.2 million in the third quarter last year, primarily a result of revenue from third party resellers.

Gross Profit

Gross profit increased $1.3 million to $227.2 million in the third quarter of fiscal 2017 from $225.9 million in the third quarter last year. This increase resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(13.9)
Increase in merchandise margin	11.4
Decrease in buying and occupancy costs	3.8
Increase in gross profit	$1.3

Gross margin increased to 40.1% in the third quarter of fiscal 2017 from 38.1% in the third quarter last year. The increase in gross margin was driven by a 200 basis point expansion in merchandise margin due to favorable product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.8 million to $200.7 million in the third quarter of fiscal 2017 from $204.5 million in the third quarter last year. This decrease primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Decrease in consulting fees	$(5.3)
Decrease in payroll and related expenses	(4.3)
Decrease in advertising and catalog costs	(3.7)
Decrease in operating and corporate expenses	(3.3)
Decrease in depreciation	(3.0)
Corporate occupancy actions last year	3.4
Transformation costs	12.4
Total decrease in selling, general and administrative expenses	$(3.8)

As a percentage of revenues, selling, general and administrative expenses increased to 35.4% in the third quarter of fiscal 2017 from 34.5% in the third quarter last year.

Interest Expense, Net

Interest expense, net of interest income, increased $12.2 million to $32.9 million in the third quarter of fiscal 2017 from $20.7 million in the third quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended October 28, 2017	For the Thirteen Weeks Ended October 29, 2016
Term Loan Facility	$16.5	$15.5
New Notes(1)	11.3	—
Realized hedging losses	2.5	3.2
Amortization of deferred financing costs and debt discount	1.8	1.3
Other, net of interest income	0.8	0.7
Interest expense, net	$32.9	$20.7

(1)We completed a debt exchange and refinancing in the second quarter of fiscal 2017. See “—Liquidity and Capital Resources” for more information.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2017 was not meaningful. The provision for income taxes was $9.4 million, which reflects a discrete charge of $16.5 million to increase the valuation allowance as a result of deferred tax assets recognized in connection with the true-up of certain return-to-provision estimates. Other items impacting the effective tax rate include the recognition of international valuation allowances, lower rates in foreign jurisdictions, and reserves for uncertain tax positions.

As of the third quarter of fiscal 2017, we continue to maintain a full valuation allowance against our deferred tax assets. We will continue to assess the likelihood that the deferred tax assets will be realizable at the end of each reporting period and the valuation allowance will be adjusted accordingly.

The effective tax rate for the third quarter of fiscal 2016 was not meaningful due to a break-even loss before income taxes. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) the recognition of domestic and foreign valuation allowances, (ii) lower rates in certain foreign jurisdictions, and (iii) reserves for uncertain tax positions.

Net Loss

Net loss increased $9.7 million to $17.6 million in the third quarter of fiscal 2017 from $7.9 million in the third quarter last year. This increase was due to: (i) an increase in interest expense of $12.2 million, (ii) an increase in the provision for income taxes of $2.2 million and (iii) higher impairment losses of $0.5 million, offset by (iv) a decrease in selling, general and administrative expenses of $3.8 million and (v) an increase in gross profit of $1.3 million.

Results of Operations – First Nine Months of Fiscal 2017 compared to First Nine Months of Fiscal 2016

	For the Thirty-nine Weeks Ended October 28, 2017		For the Thirty-nine Weeks Ended October 29, 2016		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,659.5	100.0%	$1,730.5	100.0%	$(71.0)	(4.1)%
Gross profit	632.1	38.1	634.0	36.6	(1.9)	(0.3)
Selling, general and administrative expenses	621.3	37.4	593.3	34.3	28.0	4.7
Impairment losses	136.9	8.2	6.7	0.4	130.2	NM
Income (loss) from operations	(126.1)	(7.6)	34.0	2.0	(160.1)	NM
Interest expense, net	76.2	4.6	59.5	3.4	16.7	28.0
Benefit for income taxes	(40.7)	(2.5)	(1.0)	(0.1)	(39.7)	NM
Net loss	$(161.6)	(9.7)%	$(24.6)	(1.4)%	$(137.0)	NM %

Revenues

Total revenues decreased $71.0 million, or 4.1%, to $1,659.5 million in the first nine months of fiscal 2017 from $1,730.5 million in the first nine months last year driven primarily by a decrease in sales of (i) men’s apparel, specifically shirts, suiting and pants and (ii) women’s apparel, specifically jackets, sweaters and dresses. Comparable company sales decreased 7.5% following a decrease of 7.2% in the first nine months last year.

J.Crew sales decreased $143.5 million, or 9.9%, to $1,302.0 million in the first nine months of fiscal 2017 from $1,445.5 million in the first nine months last year. J.Crew comparable sales decreased 10.6% following a decrease of 8.8% in the first nine months last year.

Madewell sales increased $46.5 million, or 19.5%, to $285.2 million in the first nine months of fiscal 2017 from $238.7 million in the first nine months last year. Madewell comparable sales increased 11.2% following an increase of 4.2% in the first nine months last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirty-nine Weeks Ended October 28, 2017	For the Thirty-nine Weeks Ended October 29, 2016
Apparel:
Women's	57%	55%
Men's	22	23
Children's	7	8
Accessories	14	14
	100%	100%

Other revenues increased $26.0 million to $72.3 million in the first nine months of fiscal 2017 from $46.3 million in the first nine months last year, primarily a result of revenue from third party resellers.

Gross Profit

Gross profit decreased $1.9 million to $632.1 million in the first nine months of fiscal 2017 from $634.0 million in the first nine months last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(36.4)
Increase in merchandise margin	24.9
Decrease in buying and occupancy costs	9.6
Decrease in gross profit	$(1.9)

Gross margin increased to 38.1% in the first nine months of fiscal 2017 from 36.6% in the first nine months last year. The increase in gross margin was driven by a 150 basis point expansion in merchandise margin due to favorable product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $28.0 million to $621.3 million in the first nine months of fiscal 2017 from $593.3 million in the first nine months last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Transformation costs	$32.0
Transaction costs	17.2
Corporate occupancy actions last year	10.6
Charges related to a workforce reduction	10.5
Decrease in depreciation	(6.1)
Decrease in advertising and catalog costs	(6.3)
Decrease in consulting fees	(6.4)
Decrease in operating and corporate expenses	(8.5)
Decrease in payroll and related expenses	(15.0)
Total increase in selling, general and administrative expenses	$28.0

As a percentage of revenues, selling, general and administrative expenses increased to 37.4% in the first nine months of fiscal 2017 from 34.3% in the first nine months last year.

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

The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	For the Thirty-nine Weeks Ended October 28, 2017	For the Thirty-nine Weeks Ended October 29, 2016
Intangible asset related to the J.Crew trade name	$129.8	$—
Long-lived assets	7.1	6.7
Impairment losses	$136.9	$6.7

Interest Expense, Net

Interest expense, net of interest income, increased $16.7 million to $76.2 million in the first nine months of fiscal 2017 from $59.5 million in the first nine months last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended October 28, 2017	For the Thirty-nine Weeks Ended October 29, 2016
Term Loan Facility	$47.9	$46.6
New Notes(1)	13.4	—
Realized hedging losses	8.3	7.3
Amortization of deferred financing costs and debt discount	4.3	3.8
Other, net of interest income	2.3	1.8
Interest expense, net	$76.2	$59.5

(1)We completed a debt exchange and refinancing in the second quarter of fiscal 2017. See “—Liquidity and Capital Resources” for more information.

Benefit for Income Taxes

The effective tax rate for the first nine months of fiscal 2017 was 20%. We recognized a deferred tax benefit of $53.0 million, primarily a result of the reversal of deferred taxes related to the intangible asset for the J.Crew trade name, which was written down by $129.8 million in the first quarter. We did not recognize any additional deferred tax benefit on other current operating losses due to an increase in the valuation allowance. The impact of not recognizing tax benefit on our other current operating losses was the primary driver of the difference between the statutory rate of 35% and our effective rate.

Through the first nine months of fiscal 2017, we continue to maintain a full valuation allowance against our deferred tax assets. We will continue to assess the likelihood that the deferred tax assets will be realizable at the end of each reporting period and the valuation allowance will be adjusted accordingly.

The effective tax rate for the first nine months of fiscal 2016 was 4%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) the recognition of domestic and foreign valuation allowances, (ii) lower rates in certain foreign jurisdictions, and (iii) reserves for uncertain tax positions.

Net Loss

Net loss increased $137.0 million to $161.6 million in the first nine months of fiscal 2017 from $24.6 million in the first nine months last year. This increase was due to: (i) higher impairment losses of $130.2 million, (ii) an increase in selling, general and administrative expenses of $28.0 million, (iii) an increase in interest expense of $16.7 million and (iv) a decrease in gross profit of $1.9 million, offset by (v) an increase in the benefit for income taxes of $39.7 million.

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

Operating Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended October 28, 2017	For the Thirty-nine Weeks Ended October 29, 2016
Net loss	$(161.6)	$(24.6)
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	136.9	6.7
Depreciation of property and equipment	74.2	80.3
Reclassification of hedging losses to earnings	8.3	7.3
Amortization of intangible assets	6.8	8.0
Amortization of deferred financing costs and debt discount	4.3	3.8
Share-based compensation	0.5	0.8
Loss on sale of building	0.5	—
Foreign currency transaction gains	(0.6)	(1.4)
Deferred income taxes	(53.0)	(2.1)
Changes in operating assets and liabilities	(29.1)	(60.3)
Net cash provided by (used in) operating activities	$(12.8)	$18.5

Cash used in operating activities of $12.8 million in the first nine months of fiscal 2017 resulted from: (i) a net loss of $161.6 million and (ii) changes in operating assets and liabilities of $29.1 million primarily due to seasonal working capital fluctuations, partially offset by (iii) non-cash adjustments of $177.9 million.

Cash provided by operating activities of $18.5 million in the first nine months of fiscal 2016 resulted from: (i) non-cash adjustments of $103.4 million, partially offset by (ii) changes in operating assets and liabilities of $60.3 million due to seasonal working capital fluctuations, primarily increased merchandise inventories, and (iii) net loss of $24.6 million.

Investing Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended October 28, 2017	For the Thirty-nine Weeks Ended October 29, 2016
Capital expenditures:
Information technology	$(13.5)	$(22.6)
New stores	(10.7)	(23.8)
Other(1)	(4.4)	(12.9)
Proceeds from sale of property	2.5	—
Net cash used in investing activities	$(26.1)	$(59.3)

(1)	Includes capital expenditures for warehouse improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $40 million for fiscal year 2017, including approximately $20 million for information technology enhancements, approximately $10 million for new stores and the remainder for warehouse improvements, store renovations and general corporate purposes.

Financing Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended October 28, 2017	For the Thirty-nine Weeks Ended October 29, 2016
Proceeds from New Money Notes, net of discount	$94.1	$—
Proceeds from New Term Loan Borrowings, net of discount	29.4	—
Repayments pursuant to the Term Loan amendment	(150.5)	—
Costs paid and deferred in connection with refinancing of debt	(5.7)	—
Quarterly principal repayments of Term Loan Facility	(11.8)	(7.8)
Net cash used in financing activities	$(44.5)	$(7.8)

Cash used in financing activities of $44.5 million in the first nine months of fiscal 2017 resulted primarily from (i) repayments pursuant to the Term Loan amendment, offset by (ii) the proceeds from New Money Notes and New Term Loan Borrowings.

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

On October 28, 2017, standby letters of credit were $39.2 million, excess availability, as defined, was $264.2 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $9.3 million and $11.3 million in the first nine months of fiscal 2017 and fiscal 2016, respectively.

As of the date of this report, there were no outstanding borrowings under the ABL Facility with excess availability of approximately $310 million.

Demand Letter of Credit Facility

We have an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On October 28, 2017, outstanding documentary letters of credit were $18.6 million and availability under this facility was $1.4 million.

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

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 4.67% on October 28, 2017. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at October 28, 2017.

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

Formation of New Subsidiaries

In October 2016, we formed wholly-owned indirect subsidiaries of the Company, including IPCo and J.Crew Brand, LLC (collectively, “J.Crew BrandCo”). In December 2016, J.Crew International, Inc. (“JCI”) transferred an undivided 72.04% ownership interest in the U.S. intellectual property rights of the J.Crew brand to IPCo, and entered into a related intellectual property license agreement with IPCo. In July 2017, JCI transferred the remaining undivided 27.96% ownership interest in the U.S. intellectual property rights of the J.Crew brand to IPCo, which, together with the initial intellectual property contributed in December 2016, represent 100% of the U.S. intellectual property rights of the J.Crew brand, and entered into an additional intellectual property license agreement with IPCo (together with the agreement entered into in December 2016, the “IP License Agreements”).

Under the IP License Agreements, J.Crew Operating Corp., our direct wholly-owned subsidiary, pays a fixed license fee of $59 million per annum.  The license fees are payable on March 1 and September 1 of each fiscal year. The terms of the IP License Agreements are no less favorable than could be obtained in an arm’s length transaction with an unaffiliated third party. These royalty payments have no impact on our consolidated results of operations and are not subject to the covenants under our credit facilities or the PIK Notes.

The proceeds from the license fees to J.Crew BrandCo will be used to meet debt service requirements on the $347 million aggregate principal outstanding under the New Notes, which bear interest at a rate of 13% per annum, payable semi-annually on March 15 and September 15 of each fiscal year. License fees in excess of the debt service requirements will be loaned back to the Company on a subordinated basis. As of October 28, 2017, J.Crew BrandCo had total assets of $260.3 million, consisting of intangible assets of $250.2 million, license fee receivable of $9.8 million and cash and cash equivalents of $0.3 million, and total liabilities of $344.3 million related to the New Notes. For the thirty-nine weeks ended October 28, 2017, J.Crew BrandCo earned royalty revenue of $43.4 million. The New Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Below is consolidating balance sheet information reflecting the elimination of the accounts of J.Crew BrandCo from our condensed consolidated balance sheet as of October 28, 2017.

	As of October 28, 2017
	(unaudited)
	Consolidated balance sheet	Eliminations of J.Crew BrandCo	Consolidated balance sheet of subsidiaries excluding J.Crew BrandCo
ASSETS
Current assets:
Cash and cash equivalents	$49,214	$(322)	$48,892
Merchandise inventories	365,633	—	365,633
Prepaid expenses and other current assets	77,487	—	77,487
Total current assets	492,334	(322)	492,012
Property and equipment, net	309,137	—	309,137
Intangible assets, net	310,944	(250,195)	60,749
Investment in subsidiary	—	185,999	185,999
Goodwill	107,900	—	107,900
Other assets	7,315	—	7,315
Total assets	$1,227,630	$(64,518)	$1,163,112
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$235,381	$—	$235,381
Other current liabilities	158,680	9,833	168,513
Interest payable	10,287	(5,632)	4,655
Income taxes payable to Parent	32,974	—	32,974
Current portion of long-term debt	19,588	—	19,588
Total current liabilities	456,910	4,201	461,111
Long-term debt, net	1,699,849	(338,707)	1,361,142
Due to J.Crew BrandCo	—	114,018	114,018
Lease-related deferred credits, net	123,959	—	123,959
Deferred income taxes, net	98,495	(64,196)	34,299
Other liabilities	39,096	—	39,096
Total liabilities	2,418,309	(284,684)	2,133,625
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—
Additional paid-in capital	731,302	249,596	980,898
Accumulated other comprehensive loss	(5,362)	—	(5,362)
Accumulated deficit	(1,916,619)	(29,430)	(1,946,049)
Total stockholders’ deficit	(1,190,679)	220,166	(970,513)
Total liabilities and stockholders’ deficit	$1,227,630	$(64,518)	$1,163,112

Below is consolidating statement of operations and comprehensive loss information reflecting the elimination of the accounts of J.Crew BrandCo from our consolidated statement of operations and comprehensive loss for the thirteen and thirty-nine weeks ended October 28, 2017.

	For the Thirteen Weeks Ended October 28, 2017
	(unaudited)
	Consolidated	Eliminations of J.Crew BrandCo	Consolidated subsidiaries excluding J.Crew BrandCo
Condensed Consolidated Statements of Operations and Comprehensive Loss

Revenues:
Net sales	$537,870	$—	$537,870
Other	28,784	—	28,784
Total revenues	566,654	—	566,654
Cost of goods sold, including buying and occupancy costs	339,428	—	339,428
Royalty expense	—	14,750	14,750
Gross profit	227,226	(14,750)	212,476
Selling, general and administrative expenses	200,736	—	200,736
Impairment losses	1,799	—	1,799
Income from operations	24,691	(14,750)	9,941
Interest expense, net of interest income	32,937	(11,769)	21,168
Loss before income taxes	(8,246)	(2,981)	(11,227)
Benefit for income taxes	9,381	—	9,381
Net loss	$(17,627)	$(2,981)	$(20,608)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,541	—	1,541
Unrealized loss on cash flow hedges, net of tax	613	—	613
Foreign currency translation adjustments	(212)	—	(212)
Comprehensive loss	$(15,685)	$(2,981)	$(18,666)

	For the Thirty-nine Weeks Ended October 28, 2017
	(unaudited)
	Consolidated	Eliminations of J.Crew BrandCo	Consolidated subsidiaries excluding J.Crew BrandCo
Condensed Consolidated Statements of Operations and Comprehensive Loss

Revenues:
Net sales	$1,587,230	$—	$1,587,230
Other	72,296	—	72,296
Total revenues	1,659,526	—	1,659,526
Cost of goods sold, including buying and occupancy costs	1,027,431	—	1,027,431
Royalty expense	—	43,416	43,416
Gross profit	632,095	(43,416)	588,679
Selling, general and administrative expenses	621,295	—	621,295
Impairment losses	136,854	(85,396)	51,458
Loss from operations	(126,054)	41,980	(84,074)
Interest expense, net of interest income	76,191	(13,986)	62,205
Loss before income taxes	(202,245)	55,966	(146,279)
Benefit for income taxes	(40,669)	33,304	(7,365)
Net loss	$(161,576)	$22,662	$(138,914)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	5,087	—	5,087
Unrealized loss on cash flow hedges, net of tax	112	—	112
Foreign currency translation adjustments	975	—	975
Comprehensive loss	$(155,402)	$22,662	$(132,740)

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) debt service requirements, including required (a) quarterly principal repayments and (b) repayments, if any, based on annual excess cash flows, if any, as defined, (ii) capital expenditures and (iii) working capital. Management anticipates that capital expenditures in fiscal 2017 will be approximately $40 million, including approximately $20 million for information technology enhancements, approximately $10 million for new stores and the remainder for warehouse improvements, store renovations and general corporate purposes. Management expects to pay interest of approximately $90 million in fiscal 2017 to fund debt service obligations. During fiscal 2017, we expect to close approximately 50 stores.

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

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of October 28, 2017, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$39.2	$38.3	$0.9	$—	$—
Documentary	18.6	18.6	—	—	—
	$57.8	$56.9	$0.9	$—	$—

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

As a result of the floor rate described above, we estimate that a 1% increase in LIBOR would increase our annual interest expense by approximately $6 million.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. As of October 28, 2017, we have recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to our results of operations. In addition, there are certain other claims and legal proceedings pending against us for which accruals have not been established.

J.Crew Group, Inc., et al. v. Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent, Index No. 650574/2017, (Sup. Ct. N.Y. C’ty.).

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

On August 7, 2017, WSFS and the Company filed separate motions to dismiss certain of the Highland/EV Plaintiffs claims for failure to state a claim and lack of standing, among other reasons. On September 7, 2017, the Highland/EV Plaintiffs filed an amended complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS. The amended complaint continues to assert claims for breach of the terms of the Term Loan Facility, and for fraudulent conveyance and adds an additional claim for fraudulent inducement claim against the Company. We believe that the Highland/EV Plaintiffs’ claims asserted in the amended complaint are wholly without merit, and intend to vigorously oppose these claims.

In response to the amended complaint, WSFS and the Company withdrew their prior motions to dismiss and, on October 20, 2017, filed renewed motions seeking dismissal in whole or part. Among other things, we seek dismissal of the amended complaint for failure to state a claim, lack of standing, and because its fraud claims are duplicative of Plaintiffs’ claims under the documents governing the Term Loan Facility. Briefing on the motions to dismiss is expected to be complete on December 20, 2017.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 includes a detailed discussion of certain risks that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to the risk factors previously disclosed.

ITEM 6. EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Letter Agreement, dated September 14, 2017, between J.Crew Group, Inc. and Lynda Markoe.*

Certifications

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at October 28, 2017 and January 28, 2017, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended October 28, 2017 and October 29, 2016, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the thirty-nine weeks ended October 28, 2017 and the fifty-two weeks ended January 28, 2017, (v) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: November 21, 2017	By:	/S/ JAMES BRETT
James Brett
Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2017	By:	/S/ VINCENT ZANNA
Vincent Zanna
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 21, 2017	By:	/S/ JEREMY BROOKS
Jeremy Brooks
Chief Accounting Officer
(Principal Accounting Officer)