Form 10-K
period 2018-02-03
J CREW GROUP INC
filed 2018-03-27
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an “emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 29, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

There were 1,000 shares of the Company’s $0.01 par value common stock outstanding on March 23, 2018.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness, our substantial lease obligations, our ability to anticipate and timely respond to changes in trends and consumer preferences, the strength of the global economy, competitive market conditions, our ability to attract and retain key personnel, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, product offerings, sales channels and businesses, our ability to implement our growth strategy, material disruption to our information systems, our ability to implement our real estate strategy, changes in demographic patterns, adverse or unseasonable weather or other interruptions in our foreign sourcing operations and other factors which are set forth under the heading “Risk Factors.” There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Overview

J.Crew is an internationally recognized multi-brand apparel and accessories retailer that differentiates itself through high standards of quality, style, design and fabrics. We are a vertically-integrated, omni-channel specialty retailer that operates stores and websites both domestically and internationally. We design our products, including those under the J.Crew® and Madewell® brands and sub-brands, to offer complete assortments of women’s, men’s and children’s apparel and accessories with an enduring style that transcends trend. We believe our customer base consists primarily of college-educated, professional and fashion-conscious women and men.

We sell our J.Crew and Madewell merchandise through our retail and factory stores, our websites and select partners. As of February 3, 2018, we operated 235 J.Crew retail stores, 176 J.Crew factory stores (including 42 J.Crew Mercantile® stores), and 121 Madewell stores throughout the United States, Canada, the United Kingdom and Hong Kong; compared to 279 J.Crew retail stores, 181 J.Crew factory stores (including 39 J.Crew Mercantile stores), and 113 Madewell stores as of January 28, 2017.

Our fiscal year ends on the Saturday closest to January 31, typically resulting in a 52-week year, but occasionally includes an additional week, resulting in a 53-week year as is the case in fiscal 2017. All references to fiscal 2017 reflect the results of the 53-week period ended February 3, 2018; all references to fiscal 2016 reflect the results of the 52-week period ended January 28, 2017; and all references to fiscal 2015 reflect the results of the 52-week period ended January 30, 2016. In addition, all references to fiscal 2018 reflect the 52-week period ending February 2, 2019.

We were incorporated in the State of New York in 1988 and reincorporated in the State of Delaware in October 2005. Our principal executive offices are located at 770 Broadway, New York, NY 10003, and our telephone number is (212) 209-2500.

On March 7, 2011, J.Crew Group, Inc. was acquired by affiliates of TPG Capital, L.P. (together with such affiliates, “TPG”) and Leonard Green & Partners, L.P. (“LGP” and together with TPG, the “Sponsors”) in a transaction, referred to as the “Acquisition.” As a result of the Acquisition, our stock is not publicly traded. Currently, the issued and outstanding shares of J.Crew Group, Inc. are indirectly owned by affiliates of the Sponsors, investors and certain members of management.

Brands and Merchandise

We project our brand image through consistent creative presentations and messaging in our store environments, websites, social channels, partnerships and collaborations, experiential activations and direct mailings; and through our high-quality customer service. We maintain our brand image by exercising substantial control over the design, production, presentation and pricing of our merchandise and by selling our products ourselves and with select partners. Senior management is extensively involved in all phases of our business including product design and sourcing, assortment planning, store selection and design, website experience and the selection of photography used in our brand imaging.

J.Crew. Introduced in 1983 and rooted in iconic American style, J.Crew offers a broad assortment of women’s and men’s apparel and accessories, including outerwear, suiting, casual attire, swimwear, shoes, handbags, belts, socks, jewelry and more. J.Crew offers products ranging from casual t-shirts and denim to limited edition “collection” items, such as hand-embellished sweaters and coats, Italian cashmere, limited edition prints and patterns, and vintage inspired details. We also offer a curated selection of other brands that share our values and aesthetic, and that provide unique, hard-to-find items consistent with our brand philosophy. J.Crew products are sold primarily through our J.Crew retail and factory stores, our websites, and through select partners.

Introduced in 2006, crewcuts reflects the same high standard of quality, style and design that we offer under the J.Crew brand. Crewcuts offers a product assortment of apparel and accessories for the children’s market. Crewcuts products are sold through stand-alone retail and factory stores, shop-in-shops in our J.Crew retail and factory stores, our websites, and through select partners.

In fiscal 2015, we launched J.Crew Mercantile, which features a collection of value-driven merchandise with classic J.Crew style for women, men and children. The collection is available in our J.Crew factory stores, J.Crew Mercantile stores and online.

Madewell. Introduced in 2006, Madewell is a modern women’s denim brand with workwear roots. Denim is at the core of everything Madewell does: from jeans that fit perfectly to the pieces—tees, ankle boots, leather jackets—that women want to wear with them. We describe our brand as effortless, cool, artful, and unexpected. The products are sold at Madewell stores, select J.Crew stores, online and through select partners.

A summary of our revenues by brand is as follows:

	Fiscal 2017(b)		Fiscal 2016		Fiscal 2015
(in millions, except percentages)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
J.Crew	$1,849.1	78.0%	$2,018.1	83.2%	$2,146.7	85.7%
Madewell	421.1	17.8	341.6	14.1	301.0	12.0
Other(a)	99.9	4.2	65.8	2.7	58.1	2.3
Total	$2,370.1	100.0%	$2,425.5	100.0%	$2,505.8	100.0%

(a)	Consists primarily of revenues from third-party resellers and shipping and handling fees.
(b)	Consists of 53 weeks.

Stores

J.Crew Retail. Our J.Crew retail stores are located in upscale regional malls, lifestyle centers and street locations. Our retail stores are designed and fixtured with the goal of creating a distinctive, sophisticated and inviting atmosphere, with displays and information about outfitting, styling, product quality and services. We believe positioning our stores in desirable locations is critical to the success of our business, and we determine store locations, as well as individual store sizes, based on geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other high-end specialty retail stores. As of February 3, 2018, we operated 235 J.Crew retail stores (including five crewcuts stores) throughout the United States, Canada, the United Kingdom and Hong Kong.

Our J.Crew retail stores averaged approximately 6,300 square feet as of February 3, 2018, but are “sized to the market,” which means that we adjust the size of a particular retail store based on the projected revenues from that store. Our retail stores range in size from a 21,000 square foot store in New York City to small crewcuts and men’s shops of approximately 900 square feet.

J.Crew Factory. Our J.Crew factory stores are located primarily in large outlet malls and are designed with simple, volume driving visuals to maximize the sale of key items. Our J.Crew Mercantile store concept is located in traditionally full price retail malls and hybrid centers, making our factory assortment more accessible to customers. We design and develop a dedicated line of value-driven merchandise for our J.Crew factory stores, J.Crew Mercantile stores and jcrewfactory.com, inspired by classic J.Crew style. As of February 3, 2018, we operated 176 J.Crew factory stores (including two crewcuts factory stores and 42 J.Crew Mercantile stores) throughout the United States and Canada.

Our J.Crew factory stores averaged approximately 5,800 square feet as of February 3, 2018, and are also “sized to the market.” Our factory stores range in size from a 10,300 square foot store in New York to a 1,500 square foot store in Florida.

Madewell. Our Madewell stores are located in upscale regional malls, lifestyle centers and street locations. Each Madewell store is thoughtfully designed with the aesthetic of a downtown boutique in mind, while also reflecting high quality and sophistication. As of February 3, 2018, we operated 121 Madewell stores throughout the United States.

Our Madewell stores averaged approximately 3,400 square feet as of February 3, 2018. Our Madewell stores range in size from a 9,600 square foot store in Washington, D.C. to a 2,500 square foot store in Brooklyn.

A summary of the number of stores that we opened or closed over the past three fiscal years is as follows:

	J.Crew
	Retail(a)	Factory	Mercantile	Total	Madewell	Total
Fiscal 2015:
Beginning of year	280	139	—	419	85	504
New	9	12	10	31	18	49
Closed	(4)	—	—	(4)	—	(4)
End of year	285	151	10	446	103	549
Fiscal 2016:
Beginning of year	285	151	10	446	103	549
New	3	2	19	24	10	34
Converted to J.Crew Mercantile	(1)	(9)	10	—	—	—
Closed	(8)	(2)	—	(10)	—	(10)
End of year	279	142	39	460	113	573
Fiscal 2017:
Beginning of year	279	142	39	460	113	573
New	1	1	—	2	8	10
Converted to J.Crew Mercantile	(3)	—	3	—	—	—
Closed	(42)	(9)	—	(51)	—	(51)
End of year	235	134	42	411	121	532

(a)Excludes two concession stores located in the United Kingdom and France.

E-commerce

We also serve customers through our e-commerce business, which includes websites for the J.Crew, factory and Madewell brands. Our websites allow customers to purchase our merchandise through jcrew.com, jcrewfactory.com and madewell.com. We also use our websites to sell exclusive styles not available in stores, introduce and test new product offerings, offer extended sizes and colors on various products, and drive targeted marketing campaigns. In fiscal 2017, we added functionality to our website to allow partners to sell their products on our website for which we will receive a commission. Additionally, we utilize a third party to accept and fulfill online orders from customers in approximately 100 countries outside of the United States.

Financial Information about Segments

We have determined our operating segments on the same basis that we use to internally evaluate performance and allocate resources. Our operating segments align with our brands, J.Crew and Madewell, which have been aggregated into one reportable segment because they have similar class of consumers, economic characteristics, nature of products, nature of production and distribution methods. For financial information, see our consolidated financial statements and the accompanying notes, which begin on page F-1 of this Annual Report on Form 10-K.

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

We believe one of our key strengths is our highly-integrated design, merchandising, and production teams. Our teams work together to ensure our merchandise maintains the quality that our customers demand, but evolves to meet the changing wants and needs of today’s customer. Our collections are designed to reflect a diversity of aesthetics that incorporates high quality fabrics and construction as well as consistent fits and detailing. We have also introduced sub-brands within our J.Crew and Madewell brands to reflect and serve the diversity of our customers’ style, lifestyle and individual preferences.

Our products are developed in four seasonal collections and are rolled-out for monthly product introductions in our stores, on our websites, social channels, direct mailings and with select partners both domestically and internationally. The design process begins with our designers developing seasonal collections eight to 12 months in advance. Our designers travel domestically and internationally to develop color and design ideas. Once the design team has developed a season’s color palette and design concepts, they collaborate with the merchandising and production teams to ensure they are delivering a line that is innovative, stylish and meets the needs of our customer. Sample assortments are ordered to confirm the details of the collection, such as how the style looks on figures and how color takes to a particular fabric. The samples reflect the design and merchandising teams’ vision, from color direction and flow, to styling and silhouette evolution, as well as price.

Our teams work closely with each other in order to leverage market data, ensure the quality of our products and remain true to our diverse brand aesthetics and voices. Our technical design team develops construction and fit specifications for every product, to enable quality workmanship and consistency across product lines.

As products are designed into multiple concept assortments, we believe this enables us to reach a broader range of customers, with a continued emphasis on style and quality throughout all our brands. As a final step that is intended to ensure image consistency, our senior management reviews the full line of products for each season before they are manufactured.

Marketing and Advertising

As part of our digital-first omni-channel strategy, we communicate multiple brand messages tailored to specific channels including our stores, our websites, our direct mailings, email marketing, online advertising, and social media presence. Our core marketing objectives are structured to drive awareness and differentiation of our brands, increase new customer acquisition, maintain and build customer retention and loyalty and enhance brand awareness globally.

We offer a private-label credit card in our J.Crew brand which is issued and serviced by a third-party provider. In fiscal 2017, sales on the J.Crew credit card made up approximately 15% of our net sales. We believe that our credit card program encourages frequent store and website visits and promotes multiple-item purchases, thereby cultivating customer loyalty to the J.Crew brand. The J.Crew credit card offers rewards based on customer spend.

Sourcing

We source our merchandise in two ways: (i) through the use of buying agents, and (ii) by purchasing merchandise directly from trading companies and manufacturers. We have no long-term merchandise supply contracts, and we typically transact business on an order-by-order basis. In fiscal 2017, we worked with 11 buying agents, who supported our relationships with vendors that supplied approximately 72% of our merchandise, with one of these buying agents supporting our relationships with vendors that supplied approximately 56% of our merchandise. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with the vendors by placing orders for merchandise on our behalf, managing the timely delivery of goods to us, obtaining samples of merchandise produced in the factories, inspecting finished merchandise and carrying out other administrative communications on our behalf. In fiscal 2017, we worked with a number of trading companies, through which we purchased approximately 13% of our merchandise. Trading companies control factories that manufacture merchandise and also handle certain other shipping and customs matters related to importing the merchandise into the United States. We sourced the remaining 15% of our merchandise directly from manufacturers within the United States and overseas, the majority of whom we have long-term, and in our opinion, stable relationships.

Our sourcing base currently consists of 208 vendors who operate 274 factories in 24 countries. Our top 10 vendors supply 39% of our merchandise. Each of our top 10 vendors uses multiple factories to produce its merchandise, which we believe gives us a high degree of flexibility in placing production of our merchandise. We believe we have developed strong relationships with our vendors, some of which rely upon us for a significant portion of their business.

In fiscal 2017, approximately 87% of our merchandise was sourced in Asia (with 58% of our products sourced from China and Hong Kong), 11% was sourced in Europe and other regions, and 2% was sourced in the United States. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution

We own a 282,000 square foot facility in Asheville, North Carolina that houses our distribution operations for our stores. This facility employed approximately 270 full and part-time associates as of February 3, 2018. Merchandise is transported from this distribution center to our stores by independent trucking companies, with a transit time of approximately two to five days, or directly to our stores from our suppliers.

We also own a 425,000 square foot facility in Lynchburg, Virginia that houses a customer call center and order fulfillment operations for our e-commerce business. The Lynchburg facility employed approximately 1,090 full and part-time associates as of February 3, 2018. This facility employs approximately 270 additional associates during our peak season. Merchandise sold through our e-commerce business is sent directly to domestic customers from this distribution center or our stores via the United States Postal Service, or UPS. We utilize a third party to accept and fulfill online orders from customers in approximately 100 countries outside of the United States.

We lease a 45,800 square foot customer call center in San Antonio, Texas. This facility employed approximately 220 full and part-time associates as of February 3, 2018.

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

We believe our merchandising and financial systems, coupled with our point-of-sale and e-commerce systems, allow for item-level stock replenishment, merchandise planning and real-time inventory accounting capabilities. Our telephone and call center systems, warehouse package sorting systems, automated warehouse locator, order management systems and inventory tracking systems use current technology, and are designed with our highest-volume periods in mind, which results in substantial flexibility and ample capacity in our lower-volume periods. We also subject our systems to stress and volume testing during off-peak periods to be better positioned for optimal performance during our peak season. We are investing in expanding and upgrading our information systems including our omni-channel capabilities, analytics, networks and infrastructure to provide cost effective scalability and reliability to support future growth.

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

Our business is seasonal and as a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly December when customers make holiday purchases. In fiscal 2017, we realized approximately 30% of our revenues in the fourth fiscal quarter.

Competition

The specialty retail industry is highly competitive. We compete primarily with specialty retailers, department stores, catalog retailers and e-commerce businesses that engage in the sale of women’s, men’s and children’s apparel, accessories, shoes and similar merchandise. We compete on quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of our brands, as well as our digital-first omni-channel strategy which focuses on a seamless approach to the customer experience through all available sales channels. We believe that we also differentiate ourselves from competitors on the basis of our signature product design, our ability to offer both designer-quality products at higher price points and more casual items at lower price points, our focus on the quality of our product offerings and our customer-service oriented culture. We believe our success depends in substantial part on our ability to originate, define and communicate product and fashion trends as well as to timely anticipate, predict and react to changing consumer demands.

Associates

As of February 3, 2018, we had approximately 13,200 associates, of whom approximately 4,700 were full-time associates and 8,500 were part-time associates. Approximately 1,090 of these associates are employed in our customer call center and order fulfillment operations facility in Lynchburg, Virginia; approximately 270 of these associates work in our store distribution center in Asheville, North Carolina; and approximately 220 of these associates work in our call center in San Antonio, Texas. In addition, approximately 3,600 associates are hired on a seasonal basis in these facilities and our stores to meet demand during the peak season. None of our associates are represented by a union. We have had no labor-related work stoppages and we believe our relationship with our associates is good.

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

Because we enter into commitments for the manufacture and purchase of merchandise well in advance of the season in which merchandise will be sold, we are vulnerable to changes in consumer demand, pricing shifts and suboptimal merchandise selection and timing of merchandise purchases. We attempt to mitigate the risks of changing fashion trends and product acceptance in part by devoting a portion of our product line to classic styles that are not significantly modified from year to year. Nevertheless, if we misjudge the market for our products or overall level of consumer demand, we may be faced with significant excess inventories for some products and missed opportunities for others.  Our brands’ images may also suffer if customers believe we are no longer able to offer the latest fashions or if we fail to address and respond to customer feedback or complaints. The occurrence of these events, among others, could hurt our financial results and liquidity by decreasing sales. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

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

The specialty retail industry in which we operate is cyclical and demand for our merchandise is significantly impacted by negative trends in consumer confidence and other economic factors affecting consumer spending behavior, including the level of disposable consumer income, the availability of consumer credit, interest rates, foreign exchange rates, taxation and demographic patterns. Because apparel and accessories generally are discretionary purchases, consumer purchases of our products may decline during recessionary periods or when disposable income is lower. As a result, our sales, growth and profitability may be adversely affected by unfavorable economic conditions at a regional, national or international level. In addition, unfavorable economic conditions abroad may impact our ability to meet quality and production goals.

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

We face intense competition in the specialty retail industry. We compete primarily with specialty retailers, department stores and e-commerce businesses that engage in the sale of women’s, men’s and children’s apparel, accessories, and similar merchandise, some of whom are or may become our wholesale customers. We compete on quality, design, customer service and price. We are not in the “fast fashion” business but it appears that an increasing number of customers are attracted to the aggressive pricing strategies of those retailers. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources, devote greater resources to the marketing and sale of their products, generate greater international brand recognition or adopt more aggressive pricing policies than we can. A number of our competitors are continuing to operate with a promotional business strategy, both in-store and online. This promotional environment has negatively impacted our revenues and gross profit and may continue to do so in the future. In addition, consumers are increasingly seeking retail experiences which emphasize value, personalization and an omni-channel environment where the store, mobile and online shopping experience is tightly integrated. While we are working to meet these evolving customer expectations, there can be no assurance that we will do so effectively or without incurring substantial expense, which could impact our results of operations and liquidity.

We rely on the experience and skills of key personnel, the loss of whom could have a material adverse effect on our business.

We believe we benefit substantially from the leadership and strategic guidance of our Chief Executive Officer and other key executives, who are primarily responsible for executing our strategy. The loss, for any reason, of the services of any of these individuals and any negative market or industry perception arising from such loss could have a material adverse effect on our business. Our key executives have substantial experience and expertise in the specialty retail industry and have made significant contributions to our growth and success. The unexpected loss of one or more of these individuals could delay the development and introduction of, and harm our ability to sell, our merchandise. In addition, products we develop without the guidance and direction of these key personnel may not receive the same level of acceptance.  For example, our former Chief Executive Officer resigned as of July 10, 2017, but remained as Chairman of the Board of Directors. In addition, certain other members of our management team have departed in recent years.  Such changes, or any future changes in our management team, may create uncertainty in our business and future strategic direction.

Our success depends in part on our ability to attract and retain key personnel. Competition for this experienced talent is intense, and we may not be able to attract and retain a sufficient number of qualified personnel in the future.

Our expanded product offerings, new sales channels, new brands, new sub-brands and concepts and international expansion may not be successful, and implementation of these strategies may divert our operational, managerial, financial and administrative resources, which could impact our competitive position.

We have grown our business in recent years by expanding our product offerings, sales channels, brands, sub-brands and concepts, including launching J.Crew Mercantile, opening stores in Canada, the United Kingdom and Hong Kong and expanding our international e-commerce business. In the future we may continue to make changes to our business, including by expanding our wholesale business and developing additional brands, sub-brands and concepts. These strategies involve various risks, including:

•	implementation may be delayed or may not be successful,
•

if our expanded product offerings and sales channels or our international growth efforts fail to maintain and enhance the distinctive identity of our brands and sub-brands, their images may be diminished and our sales may decrease,

•	if customers do not respond to these brands, sub-brands and concepts, product offerings and sales channels as anticipated, these strategies may not be profitable on a larger scale, and
•

implementation of these plans may divert management’s attention from other aspects of our business, increase costs and place a strain on our management, operational and financial resources, as well as our information systems.

In addition, our new product offerings, new brands, sub-brands and concepts, new sales channels and international expansion may be affected by, among other things, economic, demographic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and style trends. Further rollout of these strategies could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact our competitive position and reduce our revenue and profitability.

Our growth strategy depends on the successful execution of our efforts to grow our brands, develop our omni-channel shopping experience and expand internationally.

Our customers are seeking an omni-channel shopping experience through the integration of store and digital shopping channels.  We have implemented systems to manage our inventory efficiently across all channels, to ship merchandise from stores to customers and use social media to interact with our customers to enhance their shopping experiences. However, these initiatives involve significant investments in information technology systems and significant operational changes, and the rapid pace of technological change may require us to incur costs to implement new systems and platforms to provide a desirable shopping experience for our customers. We may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our customers and might lack sufficient resources to make the necessary investments in technology to compete with our competitors. In addition, our competitors are also investing in omni-channel capabilities, some of which may be more successful than our initiatives. If we do not implement and expand our omni-channel initiatives successfully or we do not realize our anticipated return on these investments, then our operating results could be negatively impacted and we could fail to meet our strategic and financial goals.

Our growth strategy also includes international expansion of our brands. We have stores in Canada, the United Kingdom and Hong Kong and expanded our online presence to approximately 100 countries. We may open stores in additional countries in the future where brand recognition may be limited. We do not have experience operating in these regions and we will face established competition in most of these markets. Many of these countries have different operational and legal requirements, including, but not limited to, employment and labor, transportation, logistics, real estate, product labelling, product safety, consumer protection, data privacy and local reporting requirements. Consumer tastes, sizes and trends may differ from country to country and there may be seasonal differences, which, if we do not anticipate, may result in lower sales and/or margins for our products. Our success internationally could also be adversely impacted by the global economy, fluctuations in foreign currency exchange rates, changes in diplomatic or trade relationships, political instability and foreign government regulation.

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

We are increasingly dependent on information systems to operate our websites, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Previously, we have experienced system interruptions which temporarily impaired our ability to capture, process and ship customer orders, and transfer product between channels. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed which could, especially if the disruption or slowdown occurred during the holiday season, result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. In addition, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers.  We are also subject to risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures. Our failure to successfully respond to these risks and uncertainties could reduce sales, increase costs and damage the reputation of our brands.

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

In addition, we interact with many of our customers through our websites. We have an online presence in approximately 100 countries. Customers increasingly utilize our online and mobile services to purchase our merchandise. If we are unable to continue to provide consumers a user-friendly experience and evolve our platform to satisfy consumer preferences, the growth of our e-commerce business and our sales may be negatively impacted. If our websites contain errors or other vulnerabilities which impede or halt service, it could result in damage to our brands’ images and a loss of revenue.

Compromises of our data security could cause us to incur unexpected expenses and loss of revenues and may materially harm our reputation and business.

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and employees, and we process customer payment card and check information.  We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. There can be no assurance that we will not suffer a data compromise, that unauthorized parties will not gain access to personal information, or that any such data compromise or access will be discovered in a timely way. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal information, payment card or check information or confidential business information of our Company. In addition, there may be non-technical issues, such as our employees, contractors or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. Advances in computer and software capabilities, new tools and other developments may increase the risk of such a breach. The retail industry in particular has been the target of recent cyber-attacks, which are becoming increasingly difficult to anticipate and prevent due to their rapidly evolving nature. Data privacy and information security is regulated at the international, federal and state levels, and compliance with any changes in the laws and regulations enacted by these governments will likely increase the cost of doing business.

Compromises of our data security or of third parties with whom we do business, failures to prevent or mitigate the loss of personal or business information and delays in detecting or providing prompt notice of any such compromise or loss could disrupt our operations, damage our reputation and customers’ willingness to shop in our stores, violate applicable laws, regulations, orders and agreements, and subject us to litigation and additional costs and liabilities which could be material.

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

We contracted our store base by 41 net fewer stores in fiscal 2017. We regularly evaluate our existing store base and seek to identify opportunities, where available, to renegotiate the terms of those leases. The success of our business depends, in part, on our ability to maintain profitable store locations and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew our existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

New stores and stores with renewed lease terms may not produce anticipated levels of revenue even though they increase our costs. As a result, our expenses as a percentage of sales would increase and our competitive position and profitability would be adversely affected. In addition, if we determine that it is no longer economically beneficial to operate a store and decide to close it, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term. Our lease obligations with respect to closed stores could have a material adverse effect on our business, results of operations and financial condition.

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

If our future comparable company sales fail to meet expectations, our earnings could decline. In addition, our results have significantly fluctuated in the past and can be expected to continue to fluctuate in the future. For example, in the previous three fiscal years, our quarterly comparable company sales changes have ranged from a decrease of 3.1% to a decrease of 11.4%. A variety of factors affect comparable company sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions.

In addition, the softening apparel demand in recent years has led to a more promotional environment across the specialty retail industry, which has impacted our promotional posture and our gross margins. In addition, this promotional pricing may have a negative effect on our brands’ images, which may be difficult to counteract even as the economy improves.

Various regions of the country experience extreme weather patterns. Natural disasters and other adverse weather conditions have caused and may continue to cause a greater number of store closures or lost revenue than we have historically experienced.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third party vendors for the manufacture of all of our products. Our products are manufactured to our specifications primarily by factories outside of the United States. We cannot control all of the various factors, which include inclement weather, natural disasters, political and financial instability, strikes, health concerns regarding infectious diseases, and acts of terrorism that might affect a manufacturer’s ability to ship orders of our products in a timely manner or to meet our quality standards. Inadequate labor conditions, health or safety issues in the factories where goods are produced can negatively impact our brands reputations. Late delivery of products or delivery of products that do not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores or our wholesale customers for those items. These events could cause us to fail to meet customer expectations, cause our retail or wholesale customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores or our wholesale customers, which could result in lost sales.

In fiscal 2017, approximately 98% of our merchandise was sourced from foreign factories. In particular, approximately 58% of our merchandise was sourced from China and Hong Kong. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including changes to U.S. and foreign trade policies, including the enactment of tariffs, border adjustment taxes or increases in duties or quotas applicable to our merchandise, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. While substantially all of our foreign purchases of our products are negotiated and paid for in U.S. dollars, the cost of our products may be affected by fluctuations in the value of relevant foreign currencies. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, economic conditions, disruption of imports by labor disputes and local business practices.

In addition to manufacturing in China, we are also engaging in growing the amount of production in other developing countries. These other countries may present greater risks than China with regards to infrastructure to support manufacturing, labor and employee relations, political and economic stability, corruption, environmental, health and safety compliance. While we endeavor to monitor and audit facilities where our production is done, any significant events with factories we use can adversely impact our reputation, brand, and product delivery.

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

Any significant interruption in the operations of our customer call, order fulfillment and distribution centers could disrupt our ability to process customer orders and to deliver our merchandise in a timely manner.

A substantial portion of our e-commerce order fulfillment operations are housed in a single facility along with one of our customer call centers, while distribution operations for our stores are housed in another single facility. Although we maintain back-up systems for these facilities and have capabilities to bypass our distribution centers with a portion of our goods, we may not be able to prevent a significant interruption in our operations if one or both of these facilities were impacted by a natural disaster, accident, failure of the inventory locator or automated packing and shipping systems we use or other events. We have experienced interruptions in the past in connection with our website systems and while we have stabilized these systems, there can be no assurance that future interruptions will not occur. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to receive and process orders and provide products and services to our stores and our wholesale and retail customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

Third party failure to deliver merchandise to our distribution centers, stores and retail or wholesale customers or a disruption or adverse condition affecting our distribution centers could result in lost sales or reduced demand for our merchandise.

Our success depends on the timely receipt of merchandise from our vendors to our distribution centers, and timely delivery of merchandise from our distribution centers to stores and retail or wholesale customers. Independent third party transportation companies deliver our merchandise to our distribution centers, stores and customers. Some of these third parties employ personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our brands, increased logistics costs and excess inventory.

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

Trade restrictions, including increased tariffs, safeguards or quotas, on apparel and accessories could increase the cost or reduce the supply of merchandise available to us. We source our merchandise through buying agents and, increasingly, by purchasing directly from trading companies and manufacturers, predominately in Asia. The investments we are making to develop our direct sourcing capabilities may not be successful and may, in turn, have an adverse impact on our financial position and results of operations.

There are quotas and trade restrictions on certain categories of goods and apparel from China and countries that are not subject to the World Trade Organization Agreement, which could have a significant impact on our sourcing patterns in the future. In addition, political uncertainty in the United States may result in significant changes to United States trade policies, treaties and tariffs, including trade policies and tariffs regarding China, including the potential disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity, restrict our sourcing from suppliers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in the Asia and elsewhere around the world. We cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items could increase the cost, delay shipping or reduce the supply of apparel available to us or may require us to modify our current business practices, any of which could hurt our profitability.

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

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of store openings or closings and the revenues generated by new stores or lost by closed stores, merchandise mix and the timing and level of inventory markdowns. As a result, historical period-to-period comparisons of our revenues and operating results are not necessarily indicative of future period-to-period results.

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

In December 2017, President Donald Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. Such changes include a reduction in the corporate tax rate from 35% to 21% and limitations on certain corporate deductions and credits, including significant limitations on the deductibility of interest, among other changes. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is expected to have a negative impact on our results of operations, which may be material.

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

We are highly leveraged. The total indebtedness of J.Crew and its subsidiaries at February 3, 2018 was $1,735 million, consisting of borrowings under our term loan credit facility, as amended and restated on March 5, 2014 and as further amended on July 13, 2017 (the “Term Loan Facility”), and borrowings under the New Notes (as defined below). We can also borrow up to $350 million under our senior secured asset-based revolving line of credit, dated as of March 7, 2011 (as amended through and including November 17, 2016, the “ABL Facility”, and together with our Term Loan Facility, the “Senior Credit Facilities”), subject to a borrowing base limitation. As of February 3, 2018, our Senior Credit Facilities also allowed uncommitted incremental facilities in an aggregate amount of $170 million consisting of $70 million available as incremental term loan facilities and $100 million available as increased commitments under our ABL Facility.

On November 4, 2013, PIK Notes Issuer, an indirect parent holding company of Group, issued $500 million of PIK Notes.

On July 13, 2017, as part of a series of interrelated significant liability management transactions, we completed (1) a private exchange offer pursuant to which $565.7 million aggregate principal amount of PIK Notes were exchanged for $249.6 million of Exchange Notes issued by J.Crew Brand, LLC and J.Crew Brand Corp. and shares of preferred and common stock of the Parent, (2) the issuance of $97 million aggregate principal amount of an additional series of 13% Senior Secured Notes due 2021 issued by issued by J.Crew Brand, LLC and J.Crew Brand Corp. and (3) the raising of additional borrowings under the Term Loan Facility of $30 million (at a 2% discount), the net proceeds of which were applied to finance the repurchase of $150 million principal amount of term loans.

We also have, and will continue to have, significant lease obligations. As of February 3, 2018, our minimum annual rental obligations under long-term operating leases for fiscal 2018 and fiscal 2019 are $178 million and $152 million, respectively.

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

We expect to pay interest of approximately $125 million in fiscal 2018.

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

In addition, under our Senior Credit Facilities, we are required to meet specified financial ratios in order to undertake certain actions, under the Term Loan Facility, beginning with the fiscal quarter ending on or about November 2, 2019, we are subject to a maximum total leverage ratio at the end of each fiscal quarter and under the ABL Facility in certain circumstances, we may be required to maintain certain levels of excess availability or meet a specified fixed charge coverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants in any Senior Credit Facility could result in a default under such Senior Credit Facility and, in some cases, the other Senior Credit Facility. Upon the occurrence of an event of default under any Senior Credit Facility, the lenders could elect to declare all amounts outstanding under such Senior Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the applicable Senior Credit Facilities could proceed against the collateral granted to them to secure such indebtedness. Intermediate Holdings B, J.Crew and certain of J.Crew’s subsidiaries have pledged substantially all of their assets, including, in the case of Intermediate Holdings B, a pledge of the capital stock of J.Crew, as collateral under the Senior Credit Facilities. If the lenders under any Senior Secured Credit Facility accelerate the repayment of borrowings, we may not have sufficient assets to repay that Senior Credit Facility, as well as our other secured and unsecured indebtedness.

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

Borrowings pursuant to our Term Loan Facility bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 1.00%, plus the applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will in turn, increase or decrease our net income and cash flow. We hedge a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps. While limiting exposure to interest rate increases, these instruments may not fully mitigate our risk or may not be effective. For more information on our interest rate swaps, see note 9 in the consolidated financial statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our J.Crew brand is headquartered in New York, NY, where our corporate office is leased under a lease agreement expiring in 2022, with an option to renew thereafter. Our Madewell brand is headquartered in Long Island City, NY, where our corporate office is leased under a lease agreement expiring in 2027, with an option to renew thereafter. We own two facilities: (i) a 425,000 square foot customer call center, order fulfillment and distribution center in Lynchburg, Virginia and (ii) a 282,000 square foot distribution center in Asheville, North Carolina. We also lease a 45,800 square foot customer call center in San Antonio, Texas under a lease agreement expiring in October 2021. We also lease small corporate office spaces in the United States and internationally.

As of February 3, 2018, we operated 235 J.Crew retail stores, 176 J.Crew factory stores (including 42 J.Crew Mercantile stores), and 121 Madewell stores in 44 states, the District of Columbia, Canada, the United Kingdom and Hong Kong. All of our stores are leased from third parties with terms, in most cases, of 5 to 10 years. A portion of our leases have options to renew for a period of 5 years. Generally, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise. We consider these properties to be in good condition and believe that our facilities are adequate for operations and provide sufficient capacity to meet our anticipated future requirements.

A summary of the number of J.Crew and Madewell stores in the United States, Canada, the United Kingdom and Hong Kong as of February 3, 2018 is as follows:

	J.Crew
	Retail(a)	Factory(b)	Total	Madewell	Total
Alabama	—	2	2	1	3
Arizona	2	3	5	2	7
Arkansas	1	1	2	1	3
California	26	12	38	21	59
Colorado	4	5	9	3	12
Connecticut	8	3	11	3	14
Delaware	—	1	1	—	1
Florida	13	13	26	4	30
Georgia	5	6	11	4	15
Hawaii	1	—	1	—	1
Idaho	—	1	1	—	1
Illinois	9	3	12	3	15
Indiana	2	3	5	1	6
Iowa	1	—	1	—	1
Kansas	1	2	3	1	4
Kentucky	2	2	4	2	6
Louisiana	3	2	5	1	6
Maine	—	3	3	—	3
Maryland	4	6	10	3	13
Massachusetts	14	5	19	7	26
Michigan	3	4	7	2	9
Minnesota	3	2	5	2	7
Mississippi	1	2	3	—	3
Missouri	3	3	6	2	8
Nebraska	—	1	1	—	1
Nevada	—	1	1	—	1
New Hampshire	2	3	5	—	5
New Jersey	12	8	20	5	25
New Mexico	1	—	1	—	1
New York	24	9	33	10	43
North Carolina	5	9	14	3	17
Ohio	6	5	11	4	15
Oklahoma	2	1	3	2	5
Oregon	2	3	5	2	7
Pennsylvania	10	11	21	4	25
Rhode Island	3	—	3	1	4
South Carolina	3	6	9	1	10
Tennessee	5	3	8	2	10
Texas	14	14	28	10	38
Utah	2	2	4	2	6
Vermont	—	1	1	—	1
Virginia	7	6	13	5	18
Washington	6	1	7	3	10
Wisconsin	1	2	3	2	5
District of Columbia	4	—	4	2	6
Canada	10	6	16	—	16
United Kingdom	6	—	6	—	6
Hong Kong	4	—	4	—	4
Total	235	176	411	121	532

(a)Excludes two concession stores located in the United Kingdom and France.

(b)Includes 42 J.Crew Mercantile stores.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. As of February 3, 2018, we have recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to our results of operations. In addition, there are certain other claims and legal proceedings pending against us for which accruals have not been established.

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

On June 22, 2017, Eaton Vance Management and certain affiliated funds as well as Highland Capital Management and certain affiliated funds (collectively, the “Highland/EV Plaintiffs”), filed a complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS, seeking, among other things, declarations that the July 13, 2017 Amendment to the Term Loan Facility was ineffective absent unanimous consent of all Lenders under the facility, that certain of our actions with respect to certain of our intellectual property assets were taken in violation of the terms of the Term Loan Facility, and that those actions also constitute fraudulent conveyances.

On August 7, 2017, WSFS and the Company filed separate motions to dismiss certain of the Highland/EV Plaintiffs claims for failure to state a claim and lack of standing, among other reasons. On September 7, 2017, the Highland/EV Plaintiffs filed an amended complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS. The amended complaint continues to assert claims for breach of the terms of the Term Loan Facility, and for fraudulent conveyance and adds an additional claim for fraudulent inducement against the Company. We believe that the Highland/EV Plaintiffs’ claims asserted in the amended complaint are wholly without merit, and intend to vigorously oppose these claims.

In response to the amended complaint, WSFS and the Company withdrew their prior motions to dismiss and, on October 20, 2017, filed renewed motions seeking dismissal in whole or part. Among other things, we seek dismissal of the amended complaint for failure to state a claim, lack of standing, and because its fraud claims are duplicative of the Highland/EV Plaintiffs’ claims under the documents governing the Term Loan Facility. The Highland/EV Plaintiffs filed an omnibus brief on December 1, 2017 opposing the motions to dismiss. The Company and WSFS each filed reply briefs on December 22, 2017 reiterating that the majority of the Highland/EV Plaintiffs’ claims should be dismissed as a matter of law.

Oral argument on the motions to dismiss occurred on March 8, 2018. After hearing argument from all parties, the judge reserved decision and announced that she would be issuing a written opinion at a later date.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to the Acquisition, our Common Stock was traded on the New York Stock Exchange under the symbol “JCG.” Subsequent to the Acquisition, our outstanding Common Stock is privately held and therefore there is no established public trading market.

Record Holders

As of March 23, 2018, Intermediate Holdings B (our direct owner and an indirect, wholly owned subsidiary of our Parent) was the only holder of record of our Common Stock.

Dividends

The Company did not pay dividends in fiscal 2016 and fiscal 2017. The Company’s ABL Facility and Term Loan Facility impose certain restrictions on the Company’s ability to pay cash dividends.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The selected historical consolidated financial data for the fiscal year ended February 3, 2018, January 28, 2017, and January 30, 2016 and as of February 3, 2018 and January 28, 2017 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected historical consolidated financial data for the fiscal year ended January 31, 2015 and February 1, 2014 and as of January 30, 2016, January 31, 2015, and February 1, 2014 have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included herein.

	Year Ended
(in thousands, unless otherwise indicated)	February 3, 2018(a)	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
Income Statement Data:
Total revenues	$2,370,118	$2,425,462	$2,505,827	$2,579,695	$2,428,257
Cost of goods sold, including buying and occupancy costs	1,477,943	1,550,185	1,610,256	1,608,777	1,422,143
Gross profit	$892,175	$875,277	$895,571	$970,918	$1,006,114
Selling, general and administrative expenses	870,950	818,546	834,137	845,953	754,345
Impairment losses	141,187	7,752	1,381,642	709,985	1,874
Income (loss) from operations	(119,962)	48,979	(1,320,208)	(585,020)	249,895
Interest expense, net	110,513	79,359	69,801	74,352	104,221
Loss on refinancings	—	435	—	58,960	—
Provision (benefit) for income taxes	(105,516)	(7,301)	(147,333)	(60,559)	57,550
Net income (loss)	$(124,959)	$(23,514)	$(1,242,676)	$(657,773)	$88,124
Operating Data:
Revenues:
J.Crew	$1,849,113	$2,018,052	$2,146,710	$2,295,109	$2,212,684
Madewell	421,077	341,570	300,982	245,340	181,401
Other	99,928	65,840	58,135	39,246	34,172
Total revenues	$2,370,118	$2,425,462	$2,505,827	$2,579,695	$2,428,257
Increase (decrease) in comparable company sales(b)	(6.2)%	(6.7)%	(8.2)%	(0.7)%	3.1%
Stores open at end of period:
J.Crew	411	460	446	419	386
Madewell	121	113	103	85	65
Total stores open at end of period	532	573	549	504	451
Capital expenditures:
J.Crew new stores	$8,573	$23,180	$32,389	$43,388	$39,875
Madewell new stores	5,967	9,016	14,286	14,938	14,760
Other	25,138	47,944	56,982	69,548	76,805
Total capital expenditures	$39,678	$80,140	$103,657	$127,874	$131,440
Depreciation of property and equipment	$101,288	$109,503	$103,966	$93,458	$77,520
Amortization of intangible assets	$9,086	$10,540	$15,559	$15,944	$17,886

(a)	Consists of 53 weeks.
(b)	Calculated on a 52-week basis.

	As of
	February 3, 2018	January 28, 2017	January 30, 2016(a)	January 31, 2015(a)(b)	February 1, 2014(a)(b)
Balance Sheet Data:
Cash and cash equivalents	$107,066	$132,226	$87,812	$111,097	$156,649
Working capital	$13,203	$105,715	$91,685	$115,348	$147,961
Total assets	$1,201,007	$1,440,957	$1,510,172	$2,913,490	$3,632,209
Total debt, net	$1,713,482	$1,510,160	$1,517,587	$1,528,930	$1,528,820
Stockholders' equity (deficit)	$(1,149,534)	$(786,211)	$(768,987)	$516,024	$1,190,420

(a)

In fiscal 2016, we adopted an accounting standard that requires certain deferred financing costs related to a recognized debt liability to be presented in the balance sheet as a reduction of the carrying amount of that debt liability. Certain prior year amounts have been reclassified to conform to the current year’s presentation; specifically, long-term assets were reduced by $16,301, $19,509 and $38,180, respectively, which resulted in corresponding reductions to long-term liabilities on our consolidated balance sheets as of the dates indicated.

(b)

In fiscal 2015, we adopted an accounting standard that requires deferred taxes to be presented as noncurrent on the balance sheet. Certain prior year amounts have been reclassified to conform to the current year’s presentation; specifically, current assets were reduced by $19,280 and $11,831, respectively, which resulted in corresponding reductions to long-term liabilities on our consolidated balance sheets as of the dates indicated.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes our consolidated operating results, financial condition and liquidity during each of the years in a three-year period ended February 3, 2018. Our fiscal year ends on the Saturday closest to January 31. Fiscal year 2017 ended on February 3, 2018 and consisted of 53 weeks. Fiscal years 2016 and 2015 ended on January 28, 2017 and January 30, 2016, respectively, and consisted of 52 weeks each. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

Executive Overview

J.Crew is an internationally recognized multi-brand apparel and accessories retailer that differentiates itself through high standards of quality, style, design and fabrics. We are a vertically-integrated, omni-channel specialty retailer that operates stores and websites both domestically and internationally. We design our products, including those under the J.Crew® and Madewell® brands and sub-brands, to offer complete assortments of women’s, men’s and children’s apparel and accessories.

A summary of our revenues by brand is as follows:

(in millions, except percentages)	Fiscal 2017(a)		Fiscal 2016		Fiscal 2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
J.Crew	$1,849.1	78.0%	$2,018.1	83.2%	$2,146.7	85.7%
Madewell	421.1	17.8	341.6	14.1	301.0	12.0
Other(b)	99.9	4.2	65.8	2.7	58.1	2.3
Total revenues	$2,370.1	100.0%	$2,425.5	100.0%	$2,505.8	100.0%

(a)	Consists of 53 weeks.
(b)	Consists primarily of revenues from third-party resellers and shipping and handling fees.

As of February 3, 2018, we operated 235 J.Crew retail stores, 176 J.Crew factory stores (including 42 J.Crew Mercantile stores), and 121 Madewell stores throughout the United States, Canada, the United Kingdom and Hong Kong; compared to 279 J.Crew retail stores, 181 J.Crew factory stores (including 39 J.Crew Mercantile stores), and 113 Madewell stores as of January 28, 2017.

A summary of highlights for fiscal 2017 is as follows:

•	Revenues decreased 2.3% to $2,370.1 million, with comparable company sales down 6.2%.
•	J.Crew revenues decreased 8.4% to $1,849.1 million, with J.Crew comparable sales down 9.5%.
•	Madewell revenues increased 23.3% to $421.1 million, with Madewell comparable sales up 13.0%.

•	Gross margin increased to 37.6% from 36.1% last year.
•	We recorded non-cash impairment losses of $141.2 million, primarily a result of the write-down of the intangible asset related to the J.Crew trade name.
•	We opened eight Madewell stores, one J.Crew retail store and one J.Crew factory store. We closed 42 J.Crew retail stores and nine J.Crew factory stores.
•

We launched a multi-year transformation plan designed to create an even faster, more nimble organization focused on delivering value across all channels. In fiscal 2017, we incurred transformation costs of $50.7 million.

•	We successfully closed a debt exchange and refinancing. See “—Liquidity and Capital Resources” for more information.
•	We initiated a workforce reduction as part of a strategic reorganization in April 2017. We incurred a pre-tax charge of $12.2 million for severance and related costs.

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

Net Sales

Net sales reflect our revenues from the sale of our merchandise less returns and discounts. We aggregate our merchandise into four sales categories: (i) women’s apparel, (ii) men’s apparel, (iii) children’s apparel, and (iv) accessories, which include shoes, socks, jewelry, handbags, belts and hair accessories. The approximate percentage of our sales by these four categories is as follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Apparel
Women's	55%	54%	53%
Men's	23	24	24
Children's	7	7	7
Accessories	15	15	16
	100%	100%	100%

Comparable Company Sales

Comparable company sales reflect: (i) net sales at stores that have been open for at least 12 months, (ii) e-commerce net sales, and (iii) shipping and handling fees, which are recorded as other revenues on our statements of operations. Comparable company sales exclude net sales from: (i) new stores that have not been open for 12 months, (ii) the 53rd week, if applicable, (iii) stores that experience a square footage change of at least 15 percent, (iv) stores that have been temporarily closed for at least 30 consecutive days, (v) permanently closed stores, (vi) temporary “pop up” stores and (vii) revenue from third-party resellers.

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

Our business is seasonal and as a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly in December when customers make holiday purchases. In fiscal 2017, we realized approximately 30% of our revenues in the fourth fiscal quarter.

Gross Profit

Gross profit is determined by subtracting our cost of goods sold from our revenues. Cost of goods sold includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations (such as rent and utilities) and all shipping costs associated with our e-commerce business. Cost of goods sold varies directly with revenues, and therefore, is usually higher in our fourth fiscal quarter. Cost of goods sold also changes as we expand or contract our store base, which results in higher or lower store occupancy costs. The primary drivers of the costs of individual goods are the costs of raw materials and labor in the countries where we source our merchandise. Gross margin measures gross profit as a percentage of our revenues.

Our gross profit may not be comparable to other specialty retailers, as some companies include all of the costs related to their distribution network in cost of goods sold while others, like us, exclude all or a portion of them from cost of goods sold and include them in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily administrative payroll, store expenses other than occupancy costs, depreciation and amortization, catalog production and mailing costs, certain warehousing expenses and credit card fees. These expenses do not necessarily vary proportionally with net sales.

Results of Operations

The following table presents our operating results as a percentage of revenues as well as selected store data:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Revenues	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs(1)	62.4	63.9	64.3
Gross profit(1)	37.6	36.1	35.7
Selling, general and administrative expenses(1)	36.7	33.7	33.3
Impairment losses	6.0	0.3	55.1
Income (loss) from operations	(5.1)	2.0	(52.7)
Interest expense, net	4.7	3.3	2.8
Loss on refinancings	—	—	—
Loss before income taxes	(9.7)	(1.3)	(55.5)
Benefit for income taxes	(4.5)	(0.3)	(5.9)
Net loss	(5.3)%	(1.0)%	(49.6)%

Selected company data:	Fiscal 2017	Fiscal 2016	Fiscal 2015
J.Crew:
Number of stores open at end of period	411	460	446
Decrease in J.Crew comparable sales(2)	(9.5)%	(8.2)%	(9.9)%
Madewell:
Number of stores open at end of period	121	113	103
Increase in Madewell comparable sales(2)	13.0%	4.6%	7.8%

(1)

We exclude a portion of our distribution network costs from cost of goods sold and include them in selling, general and administrative expenses. Our gross profit therefore may not be directly comparable to that of some of our competitors.

(2)	Calculated on a 52-week basis.

Results of Operations—Fiscal 2017 compared to Fiscal 2016

	Fiscal 2017(a)		Fiscal 2016		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$2,370.1	100.0%	$2,425.5	100.0%	$(55.4)	(2.3)%
Gross profit	892.2	37.6	875.3	36.1	16.9	1.9
Selling, general and administrative expenses	871.0	36.7	818.5	33.7	52.5	6.4
Impairment losses	141.2	6.0	7.8	0.3	133.4	NM
Income (loss) from operations	(120.0)	(5.1)	49.0	2.0	(169.0)	NM
Interest expense, net	110.5	4.7	79.4	3.3	31.1	39.3
Loss on refinancing	—	—	0.4	—	(0.4)	(100.0)
Benefit for income taxes	(105.5)	(4.5)	(7.3)	(0.3)	(98.2)	NM
Net loss	$(125.0)	(5.3)%	$(23.5)	(1.0)%	$(101.5)	NM %

(a)	Consists of 53 weeks.

Revenues

Total revenues decreased $55.4 million, or 2.3%, to $2,370.1 million from $2,425.5 million last year, driven primarily by a decrease in sales of men’s apparel, specifically shirts, suiting and pants. Revenues generated in the 53rd week were $28.6 million. Comparable company sales decreased 6.2% following a decrease of 6.7% last year.

J.Crew sales decreased $169.0 million, or 8.4%, to $1,849.1 million from $2,018.1 million last year. J.Crew comparable sales decreased 9.5% following a decrease of 8.2% last year.

Madewell sales increased $79.5 million, or 23.3%, to $421.1 million from $341.6 million last year. Madewell comparable sales increased 13.0% following an increase of 4.6% last year.

Other revenues increased $34.1 million, or 51.8%, to $99.9 million from $65.8 million last year, primarily a result of revenue from third-party resellers.

Gross Profit

Gross profit increased $16.9 million to $892.2 million in fiscal 2017 from $875.3 million last year. This increase resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(27.6)
Increase in merchandise margin	36.1
Decrease in buying and occupancy costs	8.4
Increase in gross profit	$16.9

Gross margin increased to 37.6% in fiscal 2017 from 36.1% last year. The increase in gross margin was driven by a 150 basis point expansion in merchandise margin due to favorable product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $52.5 million, or 6.4%, to $871.0 million in fiscal 2017 from $818.5 million last year. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Transformation costs	$50.7
Transaction costs	18.5
Charges related to workforce reductions	11.9
Corporate occupancy actions last year	10.6
Decrease in operating and corporate expenses	(7.8)
Decrease in depreciation	(8.2)
Decrease in consulting fees	(9.9)
Decrease in payroll and related expenses	(13.3)
Total increase in selling, general and administrative expenses	$52.5

As a percentage of revenues, selling, general and administrative expenses increased to 36.7% in fiscal 2017 from 33.7% last year.

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

Impairment losses were $141.2 million in fiscal 2017 compared to $7.8 million last year. The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	Fiscal 2017	Fiscal 2016
Intangible asset related to the J.Crew trade name	$129.8	$—
Long-lived assets	11.4	7.8
Impairment losses	$141.2	$7.8

Interest Expense, Net

Interest expense, net of interest income, increased $31.1 million to $110.5 million in fiscal 2017 from $79.4 million last year. A summary of interest expense is as follows:

(Dollars in millions)	Fiscal 2017	Fiscal 2016
Term Loan Facility	$66.1	$62.0
New Notes(1)	24.7	—
Realized hedging losses	10.7	10.5
Amortization of deferred financing costs and debt discount	6.1	5.0
Other, net of interest income	2.9	1.9
Interest expense, net	$110.5	$79.4

(1)We completed a debt exchange and refinancing in the second quarter of fiscal 2017. See “—Liquidity and Capital Resources” for more information.

Benefit for Income Taxes

In December 2017, significant changes were made to the federal tax law in the United States (“Tax Reform”).  Among its many provisions, the Tax Reform reduced the corporate federal tax rate from 35% to 21%. As a result of the new rate, we remeasured our deferred tax assets and liabilities at the rate we expect to be in effect when the deferred taxes will reverse.

The benefit for income taxes for fiscal 2017 was $105.5 million, which included (i) a deferred tax benefit of $50.6 million related to the intangible asset for the J.Crew trade name, which was written down by $129.8 million in fiscal 2017 and (ii) the remeasurement of deferred taxes of $18.5 million pursuant to Tax Reform.

The effective tax rate for fiscal 2017 was 46%. Items driving differences between the blended U.S. federal statutory rates of 33.7% and the effective rate include (i) the change in tax rates from Tax Reform, (ii) state and local income taxes, (iii) lower rates in certain foreign jurisdictions, and (iv) changes in our valuation allowances, including the reversal of the valuation allowance recorded against deferred taxes at the federal level, offset by increases in the valuation allowance recorded against deferred taxes in certain foreign jurisdictions.

Although Tax Reform significantly reduced the federal tax rate, it will substantially reduce our ability to deduct interest expense in fiscal 2018 and beyond. The inability to use our interest deductions either in a current year, or carried forward to future years, has increased our projections of future taxable income. Accordingly, as a result of Tax Reform, we will pay more taxes in fiscal 2018 than we would under the prior tax law.

The effective tax rate for fiscal 2016 was 24%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) the recognition of certain valuation allowances, (ii) lower rates in certain foreign jurisdictions, (iii) reserves for uncertain tax positions and (iv) state and local income taxes.

Net Loss

Net loss increased $101.5 million to $125.0 million in fiscal 2017 from $23.5 million last year. This increase was due to: (i) higher impairment losses of $133.4 million, (ii) an increase in selling, general and administrative expenses of $52.5 million and (iii) an increase in interest expense of $31.1 million, offset by (iv) an increase in the benefit for income taxes of $98.2 million, (v) an increase in gross profit of $16.9 million and (vi) a decrease in loss on refinancing of $0.4 million.

Results of Operations—Fiscal 2016 compared to Fiscal 2015

	Fiscal 2016		Fiscal 2015		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$2,425.5	100.0%	$2,505.8	100.0%	$(80.3)	(3.2)%
Gross profit	875.3	36.1	895.6	35.7	(20.3)	(2.3)
Selling, general and administrative expenses	818.5	33.7	834.1	33.3	(15.6)	(1.9)
Impairment losses	7.8	0.3	1,381.6	55.1	(1,373.8)	(99.4)
Income (loss) from operations	49.0	2.0	(1,320.2)	(52.7)	1,369.2	NM
Interest expense, net	79.4	3.3	69.8	2.8	9.6	13.7
Loss on refinancing	0.4	—	—	—	0.4	NM
Benefit for income taxes	(7.3)	(0.3)	(147.3)	(5.9)	140.0	(95.0)
Net loss	$(23.5)	(1.0)%	$(1,242.7)	(49.6)%	$1,219.2	(98.1)%

Revenues

Total revenues decreased $80.3 million, or 3.2%, to $2,425.5 million in fiscal 2016 from $2,505.8 million in fiscal 2015, driven primarily by a decrease in sales of (i) women’s apparel, specifically knits, shorts and dresses and (ii) accessories, specifically jewelry. Comparable company sales decreased 6.7% in fiscal 2016 following a decrease of 8.2% in fiscal 2015.

J.Crew sales decreased $128.6 million, or 6.0%, to $2,018.1 million in fiscal 2016 from $2,146.7 million in fiscal 2015. J.Crew comparable sales decreased 8.2% in fiscal 2016 following a decrease of 9.9% in fiscal 2015.

Madewell sales increased $40.6 million, or 13.5%, to $341.6 million in fiscal 2016 from $301.0 million in fiscal 2015. Madewell comparable sales increased 4.6% in fiscal 2016 following an increase of 7.8% in fiscal 2015.

Other revenues increased $7.7 million, or 13.3%, to $65.8 million in fiscal 2016 from $58.1 million in fiscal 2015, primarily a result of revenue from third-party resellers.

Gross Profit

Gross profit decreased $20.3 million to $875.3 million in fiscal 2016 from $895.6 million in fiscal 2015. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Decrease in revenues	$(39.2)
Increase in merchandise margin	27.9
Increase in buying and occupancy costs	(9.0)
Decrease in gross profit	$(20.3)

Gross margin increased to 36.1% in fiscal 2016 from 35.7% in fiscal 2015. The increase in gross margin was driven by: (i) a 120 basis point increase in merchandise margin driven by the favorable impact of our sourcing initiative offset by increased markdowns, reduced by (ii) an 80 basis point increase in buying and occupancy costs as a percentage of revenues, primarily driven by 24 net new stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $15.6 million, or 1.9%, to $818.5 million in fiscal 2016 from $834.1 million in fiscal 2015. This decrease primarily resulted from the following:

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

As a percentage of revenues, selling, general and administrative expenses increased to 33.7% in fiscal 2016 from 33.3% in fiscal 2015.

Impairment Losses

Impairment losses were $7.8 million in fiscal 2016 compared to $1,381.6 million fiscal 2015. The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	Fiscal 2016	Fiscal 2015
Goodwill allocated to the J.Crew reporting unit	$—	$1,016.8
Intangible asset related to the J.Crew trade name	—	360.3
Long-lived assets	7.8	4.5
Impairment losses	$7.8	$1,381.6

Interest Expense, Net

Interest expense, net of interest income, increased $9.6 million to $79.4 million in fiscal 2016 from $69.8 million in fiscal 2015. A summary of interest expense is as follows:

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

The effective tax rate for fiscal 2015 was 11%. The difference between the U.S. federal statutory rate of 35% and the effective rate was driven primarily by the non-cash impairment charge related to the write-off of goodwill, which is not tax deductible, and therefore has no tax benefit. Other items impacting the effective rate include state and local income taxes, benefits of lower rates in foreign jurisdictions, offset by the recognition of certain foreign valuation allowances.

Net Loss

Net loss decreased $1,219.2 million to $23.5 million in fiscal 2016 from $1,242.7 million in fiscal 2015. This decrease was due to: (i) lower impairment losses of $1,373.8 million and (ii) a decrease in selling, general and administrative expenses of $15.6 million, offset by (iii) a decrease in the benefit for income taxes of $140.0 million, (iv) a decrease in gross profit of $20.3 million, (v) an increase in interest expense of $9.6 million and (vi) a loss on refinancing of $0.4 million.

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under the ABL Facility. Our primary cash needs are (i) meeting debt service requirements, (ii) capital expenditures in connection with making information technology enhancements, opening new stores and remodeling our existing stores and making investments in our distribution network and (iii) funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. See “—Outlook” below.

Operating Activities

	For the Year Ended
(Dollars in millions)	February 3, 2018	January 28, 2017	January 30, 2016
Net loss	$(125.0)	$(23.5)	$(1,242.7)
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	141.2	7.8	1,381.6
Depreciation of property and equipment	101.3	109.5	104.0
Reclassification of hedging losses to earnings	10.7	10.5	0.1
Amortization of intangible assets	9.1	10.5	15.6
Amortization of deferred financing costs and debt discount	6.1	5.0	5.0
Share-based compensation	2.3	1.0	2.6
Loss on sale of property	0.5	—	—
Loss on refinancings	—	0.4	—
Foreign currency transaction (gains) losses	(1.4)	(1.5)	2.0
Deferred income taxes	(123.3)	(5.1)	(151.2)
Changes in merchandise inventories, net	22.6	57.8	(5.4)
Changes in accounts payable and other liabilities	40.4	(63.0)	16.9
Changes in operating assets and liabilities	(21.6)	28.4	7.1
Net cash provided by operating activities	$62.9	$137.8	$135.6

Cash provided by operating activities of $62.9 million in fiscal 2017 resulted from: (i) non-cash adjustments of $146.5 million and (ii) changes in operating assets and liabilities of $41.4 million due to working capital fluctuations, partially offset by (iii) net loss of $125.0 million.

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

Investing Activities

	For the Year Ended
(Dollars in millions)	February 3, 2018	January 28, 2017	January 30, 2016
Capital expenditures:
Information technology	$(21.4)	$(29.7)	$(40.1)
New stores	(14.5)	(32.2)	(46.7)
Other(1)	(3.7)	(18.2)	(16.9)
Proceeds from sale of property	2.5	—	—
Net cash used in investing activities	$(37.1)	$(80.1)	$(103.7)

(1)	Includes capital expenditures for warehouse improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $60 to $70 million for fiscal 2018, including $35 to $40 million for information technology enhancements, $5 to $10 million for new stores and the remainder for warehouse improvements, store renovations and general corporate purposes.

Financing Activities

	For the Year Ended
(Dollars in millions)	February 3, 2018	January 28, 2017	January 30, 2016
Proceeds from New Notes, net of discount	$94.1	$—	$—
Proceeds from New Term Loan Borrowings, net of discount	29.4	—	—
Repayments pursuant to the Term Loan amendment	(150.5)	—	—
Costs paid and deferred in connection with refinancing of debt	(5.7)	(1.1)	(0.1)
Quarterly principal repayments of Term Loan Facility	(19.6)	(11.8)	(15.7)
Dividend and contribution to Parent	—	—	(38.2)
Net cash used in financing activities	$(52.3)	$(12.9)	$(54.0)
Cash used in financing activities was $52.3 million in fiscal 2017 resulting primarily from: (i) repayments pursuant to the Term Loan amendment, offset by (ii) the proceeds from New Money Notes and New Term Loan Borrowings.

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

o

$249,596,000 aggregate principal amount of 13% Senior Secured Notes due 2021 issued by J.Crew Brand, LLC and J.Crew Brand Corp. (the “Exchange Notes”), which are secured primarily by the U.S. intellectual property assets held by J.Crew Domestic Brand, LLC (“IPCo”);

o	189,688 shares of Parent’s 7% non-convertible perpetual series A preferred stock, no par value per share, with an aggregate initial liquidation preference of $189,688,000; and
o	15% of Parent’s common equity, or 17,362,719 shares of Parent’s class A common stock, $0.00001 par value per share;
•	the receipt of consents from the holders of a majority of the PIK Notes with respect to certain amendments to the indenture governing the PIK Notes;
•	completion of an amendment to our Amended and Restated Credit Agreement, dated as of March 5, 2014 (the “Term Loan Facility”) to, among other things, facilitate the following related transactions:
o	the repayment of $150.5 million principal amount of term loans then outstanding under the Term Loan Facility;
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

o

the issuance of $97.0 million aggregate principal amount of an additional series of 13% Senior Secured Notes due 2021 by J.Crew Brand, LLC and J.Crew Brand Corp. (the “New Money Notes” and, together with the Exchange Notes, the “New Notes”), subject to the same terms and conditions as the Exchange Notes, for cash at a 3% discount, subject to the terms of the note purchase agreement, dated June 12, 2017, the proceeds of which were loaned on a subordinated basis to us and were applied, in part, to finance the repayment of the $150.5 million principal amount of term loans referenced above; and

o

the raising of additional borrowings under the Term Loan Facility of $30.0 million (at a 2% discount) provided by our Sponsors (the “New Term Loan Borrowings”), the net proceeds of which were also applied, in part, to finance the repayment of the $150.5 million principal amount of term loans referenced above.

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

On February 3, 2018, standby letters of credit were $44.3 million, excess availability, as defined, was $271.4 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $9.1 million and $10.2 million in fiscal 2017 and fiscal 2016, respectively.

See note 8 to the consolidated financial statements for a further description of the terms of the ABL Facility.

As of the date of this report, there were outstanding borrowings of $27 million under the ABL Facility with excess availability of approximately $210 million.

Demand Letter of Credit Facility

We have an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On February 3, 2018, outstanding documentary letters of credit were $16.6 million and availability under this facility was $3.4 million.

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

Interest Rate.  Initial borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin (which, in the case of the Amended Loans, was increased by 22 basis points) plus, at our option, either (a) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00%. New Term Loan Borrowings bear interest at 9% per annum payable in cash plus 3% per annum payable in kind.

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 5.02% on February 3, 2018. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at February 3, 2018.

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

PIK Notes

On November 4, 2013, PIK Notes Issuer, an indirect parent holding company of Group, issued $500 million of PIK Notes. The PIK Notes were: (i) senior unsecured obligations of the PIK Notes Issuer, (ii) structurally subordinated to all of the liabilities of the PIK Notes Issuers’ subsidiaries, and (iii) not guaranteed by any of the PIK Notes Issuers’ subsidiaries, and therefore are not recorded in our financial statements. As part of the refinancing in July 2017, $565.7 million in aggregate principal amount of the PIK Notes were exchanged for $249.6 million of Exchange Notes and shares of preferred and common stock of the Parent. As of February 3, 2018, there were $0.8 million in aggregate principal amount of PIK Notes outstanding.

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

Under the IP License Agreements, J.Crew Operating Corp., our direct wholly-owned subsidiary, pays a fixed license fee of $59 million per annum.  The license fees are payable on March 1 and September 1 of each fiscal year. The terms of the IP License Agreements are no less favorable than could be obtained in an arm’s length transaction with an unaffiliated third-party. These royalty payments have no impact on our consolidated results of operations and are not subject to the covenants under our credit facilities or the PIK Notes.

The proceeds from the license fees to J.Crew BrandCo will be used to meet debt service requirements on the $347 million aggregate principal outstanding under the New Notes, which bear interest at a rate of 13% per annum, payable semi-annually on March 15 and September 15 of each fiscal year. License fees in excess of the debt service requirements will be loaned back to the Company on a subordinated basis. As of February 3, 2018, J.Crew BrandCo had total assets of $275.1 million, consisting of intangible assets of $250.2 million, license fee receivable of $24.6 million and cash and cash equivalents of $0.3 million, and total liabilities of $356.1 million related to the New Notes. For the year ended February 3, 2018, J.Crew BrandCo earned royalty revenue of $58.2 million. The New Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Below is consolidating balance sheet information reflecting the elimination of the accounts of J.Crew BrandCo from our consolidated balance sheet as of February 3, 2018.

	As of February 3, 2018
	(unaudited)
	Consolidated balance sheet	Eliminations of J.Crew BrandCo	Consolidated balance sheet of subsidiaries excluding J.Crew BrandCo
ASSETS
Current assets:
Cash and cash equivalents	$107,066	$(322)	$106,744
Merchandise inventories, net	292,489	—	292,489
Prepaid expenses and other current assets	83,228	—	83,228
Refundable income taxes	5,807	—	5,807
Total current assets	488,590	(322)	488,268
Property and equipment, net	289,441	—	289,441
Intangible assets, net	308,702	(250,195)	58,507
Investment in subsidiary	—	185,999	185,999
Goodwill	107,900	—	107,900
Other assets	6,374	—	6,374
Total assets	$1,201,007	$(64,518)	$1,136,489
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$232,480	$—	$232,480
Other current liabilities	167,113	24,583	191,696
Interest payable	21,914	(16,897)	5,017
Due to Parent	38,210	—	38,210
Current portion of long-term debt	15,670	—	15,670
Total current liabilities	475,387	7,686	483,073
Long-term debt, net	1,697,812	(339,217)	1,358,595
Due to J.Crew BrandCo	—	114,018	114,018
Lease-related deferred credits, net	117,688	—	117,688
Deferred income taxes, net	29,486	(64,196)	(34,710)
Other liabilities	30,168	—	30,168
Total liabilities	2,350,541	(281,709)	2,068,832
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—
Additional paid-in capital	733,071	249,596	982,667
Accumulated other comprehensive loss	(2,603)	—	(2,603)
Accumulated deficit	(1,880,002)	(32,405)	(1,912,407)
Total stockholders’ deficit	(1,149,534)	217,191	(932,343)
Total liabilities and stockholders’ deficit	$1,201,007	$(64,518)	$1,136,489

Below is consolidating statement of operations and comprehensive loss information reflecting the elimination of the accounts of J.Crew BrandCo from our consolidated statement of operations and comprehensive loss for the year ended February 3, 2018.

	For the Year Ended February 3, 2018
	(unaudited)
	Consolidated	Eliminations of J.Crew BrandCo	Consolidated subsidiaries excluding J.Crew BrandCo
Consolidated Statements of Operations and Comprehensive Loss

Revenues:
Net sales	$2,270,190	$—	$2,270,190
Other	99,928	—	99,928
Total revenues	2,370,118	—	2,370,118
Cost of goods sold, including buying and occupancy costs	1,477,943	—	1,477,943
Royalty expense	—	58,166	58,166
Gross profit	892,175	(58,166)	834,009
Selling, general and administrative expenses	870,950	—	870,950
Impairment losses	141,187	(85,396)	55,791
Loss from operations	(119,962)	27,230	(92,732)
Interest expense, net of interest income	110,513	(25,759)	84,754
Loss before income taxes	(230,475)	52,989	(177,486)
Benefit for income taxes	(105,516)	33,304	(72,212)
Net loss	$(124,959)	$19,685	$(105,274)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	6,537	—	6,537
Unrealized loss on cash flow hedges, net of tax	693	—	693
Foreign currency translation adjustments	1,703	—	1,703
Comprehensive loss	$(116,026)	$19,685	$(96,341)

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) debt service requirements, including required (a) quarterly principal repayments and (b) repayments, if any, based on annual excess cash flows, if any, as defined, (ii) capital expenditures and (iii) working capital. Management anticipates that capital expenditures in fiscal 2018 will be approximately $60 to $70 million, including $35 to $40 million for information technology enhancements, $5 to $10 million for new stores and the remainder for warehouse improvements, store renovations and general corporate purposes. Management expects to pay interest of approximately $125 million in fiscal 2018 to fund debt service obligations. During fiscal 2018, we expect to close approximately 20 stores.

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

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of February 3, 2018, we had the following obligations under letters of credit in future periods.

Letters of Credit	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Standby	$44.3	$43.3	$1.0	$—	$—
Documentary	16.6	16.6	—	—	—
	$60.9	$59.9	$1.0	$—	$—

Contractual Obligations

The following table summarizes our contractual obligations as of February 3, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Operating lease obligations(1)	$865.9	$178.4	$287.1	$231.8	$168.6
Liabilities associated with uncertain tax positions(2)
Purchase obligations:
Inventory commitments	682.9	682.9	—	—	—
Employment agreements	22.9	14.7	8.2	—	—
Total purchase obligations	705.8	697.6	8.2	—	—
Senior Credit Facilities(3)(4)	1,390.5	15.7	54.0	1,320.8	—
New Notes(4)	346.6	—	—	346.6
Total	$3,308.8	$891.7	$349.3	$1,899.2	$168.6

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

(2)

As of February 3, 2018, we have recorded $25.9 million in liabilities associated with uncertain tax positions, which are included in other liabilities on the consolidated balance sheet. While these tax liabilities may result in future cash outflows, management cannot make reliable estimates of the cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

(3)

Our Senior Credit Facilities are comprised of a $1,388 million Term Loan Facility and a $350 million ABL Facility. The amount reflected does not take into account any amounts that may be required to be prepaid from time to time based on our excess cash flow.

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

Recent Accounting Pronouncements

In May 2014, a pronouncement was issued that clarified the principles of revenue recognition, which standardizes a comprehensive model for recognizing revenue arising from contracts with customers. The pronouncement is effective for fiscal years beginning after December 15, 2017. The standard may be applied retrospectively to each prior period presented or on a modified retrospective basis with the cumulative effect recognized as of the date of adoption. We expect the following impacts as a result of the adoption of the new standard:

•	Change in the timing of recognition of breakage income associated with our loyalty program;
•	Change in the timing of recognition of expenses related to direct-response advertising costs;
•

Change in the presentation of the allowance for sales returns to recognize the reserve on a gross basis in the consolidated financial statements, including recording a current asset related to our right to recover products for our sales returns, with an offsetting increase to our liability for returns; and

•	Change in the presentation of income from our private label credit card to other revenues.

We have substantially completed our evaluation of the effect of the new standard and do not expect these changes to have a material impact on our consolidated financial statements.  However, we expect to provide additional disclosures as required under the new standard. We plan to adopt this standard in the first quarter of fiscal 2018 using the retrospective approach, which will result in the restatement of all prior periods presented.

In February 2016, a pronouncement was issued that requires lessees to recognize assets and liabilities in the amount of the present value of future lease payments for leases with terms of more than 12 months. The pronouncement is effective for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of the new pronouncement on our consolidated financial statements. However, the adoption is expected to have a material impact on our balance sheet. As a point of reference, as of February 3, 2018, we have committed to future minimum lease payments through 2028 of approximately $900 million, on an undiscounted basis. However, minimum lease payments will change through the date of adoption due to a number of factors including the opening, closing, renewing, and renegotiating of store and corporate leases.

In August 2016, a pronouncement was issued that aims to reduce the diversity in presentation and classification of the following specific cash flow issues: debt prepayment, settlement of zero-coupon bonds, contingent consideration, insurance proceeds, distributions received from equity method investees, beneficial interest in securitization transactions and separately identifiable cash flows. The pronouncement is effective for fiscal years beginning after December 15, 2017. We do not expect there to be a significant impact on our consolidated statements of cash flows.

In January 2017, a pronouncement was issued that simplifies the measurement of goodwill impairment by no longer requiring an entity to perform a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2019. We do not expect there to be a significant impact on our consolidated financial statements.

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

In February 2018, a pronouncement was issued that will permit entities to reclassify tax effects stranded in accumulated other comprehensive income, as a result of tax reform, to retained earnings. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2018. We are currently evaluating the impact of the new pronouncement on our consolidated financial statements and plan to adopt in the first quarter of fiscal 2018.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

•

We recognize sales made in our stores at the point of sale, sales through our e-commerce business at an estimated date of receipt by a customer and sales to a third-party reseller at the time ownership is transferred. Amounts billed to customers for shipping and handling sales are classified as other revenues. We make estimates of future sales returns related to current period sales. Management analyzes historical returns, current economic trends and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns.

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

Inventory Valuation

Merchandise inventories are carried at the lower of average cost or net realizable value. We capitalize certain design, purchasing and warehousing costs in inventory. We evaluate all of our inventories to determine excess inventories based on estimated future sales. Excess inventories may be disposed of through our e-commerce business, factory stores and other liquidation methods. Based on historical results experienced through various methods of disposition, we write down the carrying value of inventories that are not expected to be sold at or above cost. Additionally, we reduce the cost of inventories based on an estimate of lost or stolen items each period.

Goodwill and Intangible Assets

Indefinite-lived intangible assets, such as the J.Crew trade name and goodwill, are not subject to amortization. We assess the recoverability of indefinite-lived intangibles whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its fair value. Definite-lived intangibles, such as the Madewell trade name and favorable lease commitments, are amortized on a straight line basis over their useful life or remaining lease term.

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

In fiscal 2017, we recorded non-cash impairment charges of $11.4 million related to certain long-lived assets.

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

Derivative Financial Instruments

We entered into interest rate swap agreements to manage a portion of our interest rate risk related to floating rate indebtedness. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which we are exposed. Unrealized gains and losses on this instrument are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive loss, while the ineffective portion of such gains or losses is recorded as a component of interest expense. Realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive loss to interest expense.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2018 and concluded that it is effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Workforce Reduction

On March 22, 2018, the Company made organizational changes within its store workforce to better position the Company for sustainable and profitable growth in response to a rapidly changing retail environment.  As part of this reorganization, the Company initiated the elimination of approximately 600 full-time store positions.

The Company expects to realize approximately $5.6 million of annualized pre-tax savings in connection with this reduction in force and will record a charge of approximately $3.8 million in the first quarter of fiscal 2018 for severance payments and other termination costs.

The estimated costs and charges are preliminary and may vary based on various factors, including the timing of implementation and changes in underlying assumptions and projections.

Letter Agreement with Principal Financial Officer

The Company previously announced that Vincent Zanna was named Chief Financial Officer and Treasurer of the Company Officer, effective August 23, 2017. The Company has now entered into a Letter Agreement with him, dated March 23, 2018 (the “Letter Agreement”) which sets forth new terms of his compensation. The Letter Agreement has a three-year term and will automatically renew for successive one-year periods unless either party gives notice of its election not to renew.

Pursuant to the Letter Agreement, Mr. Zanna’s base salary is not less than $500,000 (“Base Salary”) and he is eligible to earn a target annual bonus of 50% of Base Salary, up to a maximum of 125% of Base Salary, subject to meeting certain Company and individual performance goals (“Annual Bonus”).

Upon a termination of Mr. Zanna’s employment by the Company without cause, by Mr. Zanna for good reason, or upon the Company’s election not to renew the Letter Agreement, Mr. Zanna will be entitled to (1) continued Base Salary, medical benefits, and a payment equal to his target Annual Bonus for a period of twelve months, (2) any Annual Bonus earned but unpaid for the year immediately prior to his termination date, and (3) a pro-rata portion of any Annual Bonus he would otherwise have been entitled to receive, based on actual performance for the year of the termination. Except in the event that Mr. Zanna’s employment terminates within twenty-four months after a change in control, any continued Base Salary payments shall be offset by compensation Mr. Zanna receives from a new employer, and his right to continuing medical benefits will cease immediately if he becomes eligible for coverage under another group health plan. To receive the benefits described above, Mr. Zanna must sign a general release with the Company.

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.

DIRECTORS

Our current Board consists of nine members, who have been elected pursuant to a stockholders’ agreement between our Sponsors and Mr. Drexler.  Steven J. Squeri resigned as a member of our Board as of February 2, 2018.  Four of the directors (Mr. Coulter, Mr. Danhakl, Mr. Sokoloff, and Ms. Wheeler) are current or former employees of our Sponsors and are therefore deemed to be affiliates.  Mr. Drexler was Chief Executive Officer of the Company through July 10, 2017 and remains a member of the Board and Mr. Brett is our Chief Executive Officer.  Mr. Feintuch, Mr. Leat and Mr. Farbman are not employees of, or service providers to (other than in their capacity of directors), either the Company or our Sponsors.  The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years, their ages and the year first elected as a director are set forth below.

Name	Age	Year First Elected Director
James Brett	48	2017
James Coulter	58	1997
John Danhakl	61	2011
Millard Drexler	73	2003
Seth Farbman	51	2018
Richard Feintuch	65	2017
Chad Leat	62	2017
Jonathan Sokoloff	60	2011
Carrie Wheeler	46	2011

James Brett (48).  Mr. Brett has been our Chief Executive Officer and a director since July 10, 2017.  Mr. Brett has over 25 years of retail experience and most recently held the position of President, West Elm Brand of Williams-Sonoma, Inc., a publically-traded multi-channel specialty retailer of home products, since January 2010. Prior to West Elm, Mr. Brett was the Chief Merchandising Officer for the Urban Outfitters Division at Philadelphia-based Urban Outfitters, Inc. He has also served in various merchandising roles at other retailers including Anthropologie, the J.C. Penney Company, Inc. and The May Department Stores Company. We believe Mr. Brett’s qualifications to sit on our Board include his extensive experience in the retail industry and his executive leadership and management experience.

James Coulter (58).  Mr. Coulter has been a director since 1997.  He serves as a member on numerous corporate boards including Creative Artists Agency, Evolution Media Growth Partners, LLC, Philz Coffee, Inc., The Rise Fund, and Cirque du Soleil.  He previously served on the boards of Pace Holdings Corp, the Neiman Marcus Group, Inc., Chobani and IMS Health Inc.  We believe Mr. Coulter’s qualifications to sit on our Board include his experience in finance and extensive and diverse experience in domestic and international business.

John Danhakl (61).  Mr. Danhakl has been a director since 2011.  He has been a Managing Partner of Leonard Green & Partners, L.P.  since 1995.  He also serves on the Board of Directors of Advantage Solutions, Inc., Charter NEX Holding Company, Genani Corporation, Insight Global,  Lifetime Fitness, Inc., Mister Car Wash Holdings, Inc., MultiPlan, Inc., Packers Sanitation Services, Inc., IQVIA Holdings, Inc. (formerly Quintiles IMS Holdings, Inc.), and Savers, Inc.  He previously served on the boards of Air Lease Corp., Animal Health, Inc., Arden Group, Inc., AsianMedia Group LLC, Big 5 Sporting Goods Corporation, CCC Information Services, Inc., Communications and Power Industries, Inc., CPA Global, Diamond Triumph Auto Glass, Inc., HITS, Inc., IMS Health, Inc., Leslie’s Poolmart, Inc., Liberty Group Publishing, Inc., MEMC Electronic Materials, Inc., The Neiman Marcus Group, Inc., Petco Animal Supplies, Inc., Phoenix Scientific, Inc., Rite Aid Corporation, Sagittarius Brands, The Tire Rack, Inc. and VCA Antech, Inc.  We believe Mr. Danhakl’s qualifications to sit on our Board include his experience as a private equity investor and his experience as a director of numerous privately-held and publicly-held companies.

Millard Drexler (73).  Mr. Drexler was our Chief Executive Officer from 2003 through July 10, 2017, and continues to serve as Chairman of the Board and a director, as he has since 2003.  Before joining J.Crew, Mr. Drexler was Chief Executive Officer of The Gap, Inc. from 1995 until 2002, and was President of The Gap, Inc. from 1987 to 1995.  Mr. Drexler served on the Board of Directors and compensation and nominating and corporate governance committees of Apple, Inc. until March 2015.  We believe Mr. Drexler’s qualifications to sit on our Board include his extensive experience as a CEO in the retail industry, his executive leadership and management experience, and his experience as a board member of a leading consumer products company.

Seth Farbman (51).  Mr. Farbman became a director on January 16, 2018.  He has been the Chief Marketing Officer of Spotify, Inc. since April 2015. He previously served as the Chief Marketing Officer of Gap, Inc. from February 2011 to April 2015. Prior to that, Mr. Farbman spent six years at Ogilvy & Mather holding various executive positions including Managing Director and helping found Ogilvy's sustainability practice area, OgilvyEarth.  Earlier in his career, Mr. Farbman held senior positions in the marketing departments of AT&T Wireless and Verizon Wireless. We believe that Mr. Farbman’s qualifications to sit on our Board include significant knowledge and extensive experience in leading and developing marketing strategies for retail and consumer brands, as well as his expertise with data analytics, e-commerce, social marketing and customer engagement.

Richard Feintuch (65).  Mr. Feintuch was appointed to the J.Crew board in January 2017.  He was a partner in the law firm of Wachtell, Lipton, Rosen & Katz from 1984 until his retirement in 2004, specializing in mergers and acquisitions, corporate finance and the representation of creditors and debtors in large restructurings.  Since 2006 he has been a member of the Board of Directors and Audit Committee of PGT Innovations, Inc., a NYSE traded company.  He also serves on the PGT governance committee and previously served on its compensation committee from 2006 to 2015.  We believe that Mr. Feintuch’s qualifications to sit on our Board include significant knowledge and extensive experience as a partner in a leading international law firm and his long-term experience as a Board member of a leading manufacturer of consumer products.

Chad Leat (62).  Mr. Leat was appointed to the J.Crew board in January 2017.  From 2009 to 2013, he served as Managing Director and Vice Chairman at the Global Banking Division of Citigroup, Inc.  From 2006 to 2008, he served as co-head of Global Credit Markets of Citigroup, Inc.  From 1998 to 2005, he served as Global Head of Loans and Leveraged Finance at Citigroup, Inc.  From 1997 to 1998, Mr. Leat served as a partner in the High Yield Capital Markets at Salomon Brothers.  From 1985 to 1997, he was employed by Chase Manhattan Group Corp., where he became Heard of Syndications, Structured Sales and Loan Trading.  He is also a member of the Board of Directors of MidCap Financial, a middle market direct commercial lending business affiliated with Apollo Global Management. Mr. Leat is on the Board of Directors and Chairman of the Audit Committee of Paceline Holdings Corp., a special purpose acquisition company traded on NASDAQ that is affiliated with TPG Capital.  He is also a member of the Board of Directors and Chair of the Audit Committee of Norwegian Cruise Lines, a NYSE traded company.  Mr. Leat is a board member of TPG Energy Holdings and Pace Holdings Corp.  He previously served on the Board of Directors of Global Indemnity PLC, a NYSE listed property and casualty insurer from 2009 to 2013.  He was also a member of the Supervisory Board of Directors of BAWAG P.S.K., the fourth largest Australian bank, where he was Chairman of the Risk Committee and was, for three years, Chairman of the Audit Committee. We believe that Mr. Leat’s qualifications to sit on our Board include his strong banking and financial expertise, plus his experience as a board member of other public and privately held companies.

Jonathan Sokoloff (60).  Mr. Sokoloff has been a director since 2011.  Mr. Sokoloff is a Managing Partner of Leonard Green & Partners, L.P., which he joined in 1990.  Mr. Sokoloff serves on the boards of directors of Advantage Solutions, Inc., the Container Store Group, Inc., Jetro Cash & Carry Inc., Jo-Ann Stores Inc., the Pure Group, Shake Shack, Inc., Signet Jewelers, Topshop/Top Man Limited, and Union Square Hospitality Group, and previously served on the boards of numerous companies, including BJ’s Wholesale Club Inc., The Brickman Group, Ltd., The Sports Authority, Inc., Tire Rack Inc. and Whole Foods Market, Inc.  We believe Mr. Sokoloff’s qualifications to sit on our Board include his experience as a private equity investor and his experience as a director of other retail companies.

Carrie Wheeler (46).  Ms. Wheeler has been a director since 2011.  Through 2017, Ms. Wheeler was a Partner at TPG and head of their retail/consumer investment efforts, which she joined in 1996.  Prior to TPG, she was with Goldman, Sachs & Co. from 1993 to 1996.  Ms. Wheeler previously served on the Board of Directors of Arden Group, Inc., The Neiman Marcus Group, Inc. and Petco Animal Supplies, Inc., among others.  Ms. Wheeler left TPG in December 2017, but remains a committed member of the Board. We believe Ms. Wheeler’s qualifications to sit on our Board include her financial expertise as well as her experience as a director of other retail companies.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

EXECUTIVE OFFICERS

The names and ages of our executive officers as of February 3, 2018, along with their positions and qualifications, are set forth below.

Name	Age	Position
James Brett	48	Chief Executive Officer
Vincent Zanna	46	Chief Financial Officer & Treasurer
Michael Nicholson	51	President & Chief Operating Officer
Libby Wadle	45	President—Madewell Brand
Lynda Markoe	51	Chief Administrative Officer

James Brett.  Mr. Brett has been our Chief Executive Officer and a director since July 10, 2017.  Mr. Brett has over 25 years of retail experience and most recently held the position of President of the West Elm Brand of Williams-Sonoma, Inc., a publically-traded multi-channel specialty retailer of home products, since January 2010. Prior to West Elm, Mr. Brett was the Chief Merchandising Officer for the Urban Outfitters Division at Philadelphia-based Urban Outfitters, Inc. He has also served in various merchandising roles at other retailers including Anthropologie, the J.C. Penney Company, Inc. and The May Department Stores Company.

Vincent Zanna.  Mr. Zanna has been the Company’s Chief Financial Officer and Treasurer since August 23, 2017.  He previously served as the Company’s Senior Vice President of Finance and Treasurer since October 2016 and Vice President and Treasurer from 2012. Prior to joining J. Crew in 2009, he served as the Treasurer of Footstar, Inc.

Michael Nicholson.  Mr. Nicholson has been the Company’s President & Chief Operating Officer since he joined the Company on January 11, 2016.  In addition, Mr. Nicholson served as the Company’s Chief Financial Officer until August 23, 2017.  Before joining J. Crew, he was Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of ANN, Inc. from December 2012 until August 2015.  Previously, from 2007 to 2012, he served as Executive Vice President, Chief Financial Officer of ANN, Inc.  Prior to that, he spent seven years at Limited Brands, Inc. holding various executive positions including Executive Vice President, Chief Operating Officer and Chief Financial Officer for Victoria’s Secret Beauty Company.  Earlier in his career, Mr. Nicholson held senior positions at Colgate Palmolive and Altria Group, Inc.

Libby Wadle.  Ms. Wadle became President – Madewell Brand in May 2017.  She had previously been the Company’s President - J.Crew Brand since April 2013.  Before that, she was the Executive Vice President-J.Crew Brand from 2011 to 2013, and Executive Vice President-Retail and Factory from 2010 to 2011, and was Executive Vice President-Factory and Madewell from 2007 to 2010.  Before that Ms. Wadle served as Vice President and then Senior Vice President of J.Crew Factory since 2004.  Prior to joining J.Crew, Ms. Wadle was Division Vice President of Women’s Merchandising at Coach, Inc. from 2003 to 2004 and held various merchandising positions at The Gap, Inc. from 1995 to 2003.

Lynda Markoe.  Ms. Markoe has been the Company’s Chief Administrative Officer since September 14, 2017.  She previously served as the Company’s Executive Vice President, Human Resources since 2007 and before that she was Vice President and then Senior Vice President, Human Resources since 2003.  Before joining J.Crew, Ms. Markoe worked at The Gap, Inc. where she held a variety of positions over 15 years.

CORPORATE GOVERNANCE

Election of Members to the Board of Directors

As a private company, members of the Board of Directors are nominated and elected in accordance with the provisions of the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State, the Company’s Amended and Restated Bylaws and the stockholders agreement with the Sponsors and the holders of Series A Preferred Stock of the Parent.

Code of Ethics and Business Practices

The Company has a Code of Ethics and Business Practices that applies to all Company associates, including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, as well as members of the Board.  The Code of Ethics and Business Practices is available free of charge on the investor relations section of our website at www.jcrew.com or upon written request to the Secretary of the Company, J.Crew Group, Inc., 770 Broadway, New York, New York 10003.  Any updates or amendments to the Code of Ethics and Business Practices, and any waiver that applies to the Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer will also be posted on the website.

Board Committees

Our Board has established an Audit Committee and a compensation committee.  During fiscal 2017, the members of our Audit Committee were Mr. Squeri and Ms. Wheeler, until February 2, 2018, when Mr. Squeri resigned from the Board of J.Crew Group.  Mr. Leat and Ms. Wheeler are currently the members of our Audit Committee, with Mr. Leat joining the Audit Committee on March 19, 2018.  The Audit Committee recommends the annual appointment of auditors with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.  Though not formally considered by our Board given that our securities are not traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the national securities exchange upon which our common stock was previously listed, we believe that Mr. Leat would be considered independent but Ms. Wheeler would not be considered independent because of her former employment by one of the Sponsors. During fiscal 2017, the members of our compensation committee were Mr. Coulter, Mr. Sokoloff, Mr. Squeri and Ms. Wheeler, until February 2, 2018, when Mr. Squeri resigned from the Board.  Mr. Coulter stepped down from the compensation committee on March 19, 2018.  The current members of our compensation committee are Mr. Sokoloff and Ms. Wheeler.   The compensation committee reviews and approves the compensation of our executive officers, authorizes and ratifies stock option and/or restricted stock grants and other incentive arrangements, and authorizes employment agreements with our executive officers.

Each of the Sponsors has the right to have at least one of its directors sit on each committee of the Board of Directors, to the extent permitted by applicable laws and regulation.

Director Independence

Because of our status as a voluntary filer and because our securities are not traded on any national securities exchange, the Board has not formally reviewed whether Mr. Feintuch, Mr. Leat and Mr. Farbman can be considered independent under the independence standards of the New York Stock Exchange.  Messrs.  Coulter, Danhakl and Sokoloff are employees of our Sponsors, and Ms. Wheeler was an employee of our Sponsors through calendar year 2017, and therefore would not be considered independent under these standards.  In addition, Mr. Drexler and Mr. Brett, who are employees of the Company, would also not be considered independent.

Audit Committee Financial Expert

In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, we are not required to have an “audit committee financial expert;” however, we have determined that neither Ms. Wheeler nor Mr. Leat would qualify for this designation.

Section 16(a) Beneficial Ownership Reporting Compliance

In light of our status as a privately held company, Section 16(a) of the Securities Exchange Act of 1934, as amended, does not apply to our directors, executive officers or significant stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

In general, this section focuses on, and provides a description of, our executive compensation process and a detailed discussion of each of the key elements of our compensation program for fiscal 2017 as they apply to the individuals named in the Summary Compensation Table (the “Named Executive Officers”).  Our compensation committee (the “Committee”) consists of representatives from our Sponsors. The following is a discussion of the current compensation philosophy and programs applicable to our executive officers in fiscal 2017.

During fiscal 2017, some significant leadership changes took place which impact this compensation discussion and analysis.  As of July 10, 2017, Millard Drexler transitioned away from his prior position as Chief Executive Officer and remained Chairman of the Board of Directors.  Also at that time, James Brett assumed the role of Chief Executive Officer.  On April 3, 2017, Jenna Lyons stepped down from her position as President and Executive Creative Director and continued her employment in a consulting capacity through December 9, 2017.  In May 2017, Libby Wadle transitioned from her prior position as the Company’s President – J.Crew Brand to the Company’s President – Madewell Brand.

In connection with a recapitalization of the Company’s parent that occurred on July 13, 2017, Parent effected a 10,000:1 reverse stock split with respect to its Class A common stock of the Company.  All descriptions of equity based awards in this section, including with respect to the number of shares and the exercise price (if any), are determined taking such reverse stock split into account with the exception of Mr. Brett’s grants which took place following such recapitalization.

Fiscal 2017 Compensation Philosophy and Compensation Program Objectives

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

We seek to achieve the objectives of our executive compensation program by offering a compensation package that utilizes four key elements: (1) base salary, (2) annual cash incentives, (3) long-term cash incentives, and (4) equity programs.  We believe that together these elements support the objectives of our compensation program without encouraging unnecessary or excessive risk taking on the part of the Company’s associates.

•

Base Salaries. We seek to provide competitive base salaries factoring in the responsibilities associated with the executive’s position, the executive’s skills and experience, and the executive’s performance as well as other factors.  We believe appropriate base salary levels are critical in helping us attract and retain talented associates.

•

Annual Cash Incentives. The aim of this element of compensation is to reward individual and group contributions to the Company’s annual operating performance based upon the achievement of pre-established performance standards in the most recent completed fiscal year.  The Company refers to the annual incentive plan as the “AIP.”

•

Long-Term Cash Incentives.  In 2017, J.Crew began an initiative to improve the business performance of the Company and adopted the Transformation Incentive Plan (“TIP”) to reward key associates for their important contributions to this effort.  The bonus pool under the TIP is funded with a percentage of the value realized pursuant to the transformation initiative.  Certain of our executive officers are eligible for awards under the TIP, and we believe that this element of our compensation program is an important avenue to achieve the goals of the transformation initiative.  Although the TIP is in addition to the AIP, with respect to fiscal 2017, the aggregate amount of the bonus pool payable under the TIP and the AIP will not exceed the aggregate amount of the bonus pool payable under the AIP, except if the maximum Adjusted EBITDA target (see the discussion below of the AIP) is achieved under the AIP, in which event the TIP payment pool will be incremental to the AIP pool.

•

Equity Programs. The long-term element of our compensation program consists of the opportunity for our executive officers to participate directly as equity owners of the Company.  The equity component is a significant element of our executive compensation program because we believe that a meaningful equity interest by our executive officers and management team will provide a strong incentive to drive top line growth, increase margins and profitability and pursue growth opportunities, which we believe will lead to increased equity value and returns to investors.  In fiscal 2017, the Company undertook a debt restructuring through a debt exchange and refinancing, and Parent completed a recapitalization of its outstanding equity. The recapitalization resulted in a 10,000:1 reverse stock split of the shares of common stock which underlie the share based awards issued by the Company, and corresponding adjustments were made to equity held by our executive officers.

The Fiscal 2017 Executive Compensation Process

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

The Committee is responsible for making all decisions with respect to the compensation of the executive officers.  With respect to the executive officers other than the CEO, the Committee’s compensation decisions involve the review of recommendations made by our CEO and Chief Administrative Officer (“CAO”).  The CEO and CAO attend the Committee’s meetings and provide input to the Committee regarding the effectiveness of the compensation program in attracting and retaining key talent.  They make recommendations to the Committee regarding executive merit increases, short-term and long-term incentive awards and compensation packages for executives being hired or promoted.  The Committee also considers the CEO’s evaluation of the performance of the executive officers (other than himself).

The compensation of the CEO is determined by the Committee independently of management.  The Committee makes decisions about the CEO’s compensation during executive session outside the presence of the CEO.  Annually, outside directors of the Board evaluate the performance of the CEO and that evaluation is then communicated to the CEO by the Chairman of the Committee.

The Committee’s process for determining executive compensation is straightforward.  In the first quarter of each fiscal year, the Committee’s primary focus is to review base salaries, determine payout amounts for annual cash incentives in respect of the prior fiscal year for the executive officers, and review long-term equity for the executive officers and certain other senior associates.  At this time, the Committee also generally reviews and establishes performance metrics for the current fiscal year’s annual cash incentive plan.

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

Outside Compensation Consultant

No independent executive compensation consultants were retained by the Committee during fiscal 2017.

Benchmarking Process

In making compensation decisions for fiscal 2017, the Committee considered the competitive market for executives and compensation levels provided by comparable companies.  The comparative group used to benchmark compensation with respect to our executive officers and other key associates is composed of specialty retailers with highly visible brands that we view as competitors for customers and/or executive talent.  For fiscal 2017, the peer companies were Abercrombie & Fitch Co., American Eagle Outfitters, Inc., Ascena Retail Group, Inc., Chico’s FAS, Inc., The Gap, Inc., Guess, Inc., L Brands, Inc., Michael Kors Holdings Ltd., Nordstrom, Inc., Ralph Lauren Corp., Tapestry, Inc., Under Armour, Inc. and Urban Outfitters, Inc.  In addition, we monitor the marketplace for innovative and creative compensation programs of those companies that we view as leading their industry.  Though the Company generally targets salary levels at the median of our peer group, total compensation may exceed or fall below the median for certain of our executive officers and other key associates since one of the objectives of our compensation program is to consistently reward and retain top performers and to differentiate compensation based upon individual and Company performance.

We also consider compensation survey data from surveys in which we participate or purchase from a variety of publishers which may incorporate data from other industries.

CEO Compensation

Mr. Brett commenced working for the Company on July 10, 2017.  The Company entered into a written employment agreement with Mr. Brett pursuant to which Mr. Brett’s base salary is set at $1,250,000.  He is eligible to earn an annual bonus with a target of 150% of his base salary, up to the maximum allowed by the AIP, subject to meeting certain performance goals.  For each of fiscal years 2017 and 2018, Mr. Brett’s annual bonus will not be less than 150% of his base salary. Mr. Brett is also eligible to earn a performance incentive bonus of $4,000,000, on the following basis: (1) 50% upon achievement of Adjusted EBITDA (as defined further below), determined on a trailing twelve fiscal month basis, of no less than $250 million and (2) 50% upon achievement of Adjusted EBITDA, determined on a trailing twelve fiscal month basis, of no less than $300 million, provided that in each case that the applicable Adjusted EBITDA target is sustained at such level for a period of six fiscal months thereafter.  Mr. Brett is also eligible to earn a signing bonus, paid in accordance with the following schedule: (1) $1,125,000 within thirty days of joining the Company, (2) $1,125,000 within thirty days of the first anniversary of joining the Company, and (3) $750,000 within thirty days of the second anniversary of joining the Company, provided that Mr. Brett will be obligated to repay the Company a portion of the signing bonus if his employment terminates with cause or without good reason within one year of receipt of such portion. Mr. Brett was granted an award of 5,209,823 restricted shares of Class A common stock pursuant to the Amended and Restated Chinos Holdings, Inc. 2011 Equity Incentive Plan, adopted by the Corporation on March 4, 2011, as amended, of which 50% is subject to time-based vesting and 50% is subject to performance-based vesting. Mr. Brett is eligible for paid time off and to participate in the Company’s benefit package as made generally available to other senior executives.

The size of Mr. Brett’s equity incentive awards are consistent with his role as CEO and are designed to ensure his commitment to the long-term future of the Company.  Details regarding Mr. Brett’s compensation package are contained in tables that follow.  In addition, a description of his employment agreement is contained in a section that follows.  We intend to continue to evaluate the components and level of our CEO’s compensation on an ongoing basis.

Components of the Executive Compensation Program

We believe that a substantial portion of executive compensation should be performance-based.  We also believe it is essential for executives to have a meaningful equity stake linked to the long-term performance of the Company; therefore, we have created compensation packages that aim to foster this culture.  As such, other than base salary, compensation of our executive officers is largely comprised of variable or “at-risk” incentive pay linked to the Company’s financial performance and individual contributions.  Other factors we consider in evaluating executive compensation include internal pay equity, external market and competitive information, assessment of individual performance, level of responsibility, and the overall expense of the program.  In addition, we also strive to offer benefits competitive with those of our peer group and appropriate perquisites.

Base Salary

Base salary represents the fixed component of our executive officers’ compensation.  The Committee sets base salary levels based upon experience and skills, position, level of responsibility, the ability to replace the individual, and market practices.  The Committee reviews base salaries of the executive officers annually and approves all salary increases for the executive officers, including Mr. Brett.  Increases are based on several factors, including the Committee’s assessment of individual performance and contribution, promotions, level of responsibility, scope of position, competitive market data, and general economic, retail and business industry conditions, as well as, with respect to our executive officers other than Mr. Brett, input from Mr. Brett and the CAO.

In 2017, the Committee reviewed base salaries for the Named Executive Officers.  In connection with their promotions, the Committee determined that Ms. Markoe’s and Mr. Zanna’s base salaries would be raised to $600,000 and $475,000, respectively.

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

The Company’s goals for EBITDA are linked to our budget and plan for long-term success.  These EBITDA performance targets are the key measures used to determine whether an incentive award will be paid for the fiscal year and, to the extent achieved, determine the range of the incentive award opportunity for the Named Executive Officers.  We calculate EBITDA using the net income recorded for the Company in accordance with Generally Accepted Accounting Principles (GAAP), adding back interest, depreciation, amortization and income tax expenses for the applicable fiscal year.  We also adjust for items such as non-cash share-based compensation, the impact of purchase accounting resulting from the Acquisition, non-cash impairment losses, certain severance, transaction and transformation costs (as so calculated, “Adjusted EBITDA”).

Annual incentive awards to our Named Executive Officers are paid from the same incentive pool used for all of our eligible associates.  For fiscal 2017, the potential size of the total pool was determined by the Company’s performance against pre-established Adjusted EBITDA goals for the fiscal year ended February 3, 2018, which were approved by the Committee through written consent on June 12, 2017 as follows: for Adjusted EBITDA of $184.2 million, the pool would be funded at 25% of the target amount; for Adjusted EBITDA of $230.3 million, the pool would be funded at 100% of the target amount, for Adjusted EBITDA of $300.0 million, the pool would be funded at 200% of the target amount, and for Adjusted EBITDA of more than $300.0 million, the pool could be funded at up to 250% of the target amount at the discretion of the Committee. For fiscal 2017 only, the Company did not reach the maximum Adjusted EBITDA, and therefore the amount of Adjusted EBITDA used to fund the AIP pool was offset by the Adjusted EBITDA attributable to the TIP initiatives in fiscal 2017.

The target amount of the incentive pool is determined by calculating the sum of the target incentive award amount assigned to each plan participant.  Target awards of the Named Executive Officers, are expressed as a percentage of annual base salary for the relevant fiscal year.  Mr. Brett’s target award is 150% of base salary, and under the terms of his employment agreement he is guaranteed a bonus of at least 150% of his base salary, up to the maximum allowed under the AIP.  The target award for Mr. Zanna is 50%, with a range of potential payments from 0% to 125% of annual base salary.  The target award for Mr. Nicholson is 100%, with a range of potential payments from 0% to 250% of annual base salary.  The target award for Ms. Wadle for fiscal 2017 is 100%, with a range of potential payments from 0% to 250% of annual base salary.  The target award for Ms. Markoe is 75%, with a range of potential payments from 0% to 187.5% of annual base salary.    Pursuant to the terms of his Amended and restated employment agreement dated July 7, 2017 under which Mr. Drexler ceased to serve as Chief Executive Officer but continued serve as Chairman of the Board, with respect to fiscal 2017, he is entitled to receive a fiscal 2017 annual bonus based on actual achievement of applicable performance objectives as if he had remained Chief Executive Officer at the end of the fiscal year, but pro-rated for service based on the portion of the year that Mr. Drexler actually served as the Chief Executive Officer.

If the Company does not meet the threshold Adjusted EBITDA target, then no payments are made to the Named Executive Officers with respect to the AIP, with the exception of Mr. Brett who is guaranteed a minimum payment of 150% of base salary for fiscal 2017 under the terms of his employment agreement.

The Committee determines the amount of Mr. Brett’s annual incentive award independently of management, with no fixed or specific mathematical weighting applied to the performance metrics or any element of his individual performance, other than the guaranteed minimum target for fiscal 2017 and fiscal 2018 of 150% of base salary, as provided by his employment agreement.  The Committee approves his incentive award based upon the Adjusted EBITDA results and achievement of the performance metrics and other business performance factors they deem relevant.

The Committee determines the amount of the annual incentive awards for the other Named Executive Officers using its discretion, subject to the maximum specified in the plan or applicable employment agreement.  In making this determination, the Committee takes into account the recommendations of Mr. Brett.  Each of the other Named Executive Officers reports directly to Mr. Brett with the exception of Mr. Zanna who reports to Mr. Nicholson.  Mr. Brett takes significant time to review both the quantitative and qualitative performance results of each such executive and recommends to the Committee an incentive award amount for each of them.  Provided the threshold Adjusted EBITDA target is achieved, Mr. Brett then considers whether to recommend payouts for individuals at the level established by Adjusted EBITDA results and within the range established by each Named Executive Officer’s target incentive.  Final annual incentive awards are established based on the overall judgment of the Committee, taking into account the recommendations made by Mr. Brett, with no fixed or specific mathematical weighting applied to any element of individual performance.

For fiscal 2017, the Company achieved pre-bonus Adjusted EBITDA of $237.1 million and therefore, after offsets with respect to Adjusted EBITDA attributable to the TIP initiatives for fiscal 2017, the annual incentive award pool was funded at 45%.  In determining the size of individual bonuses, the Committee may increase or reduce amounts if in its sole judgement such an adjustment is appropriate.  Individual bonuses were determined by the Committee on March 23, 2018 and will be paid as follows.  Mr. Brett will receive $1,875,000. Mr. Zanna will receive $82,900.  Ms. Wadle will receive $732,900.  Ms. Markoe will receive $144,750. Mr. Nicholson will receive $317,925.   Mr. Drexler will receive $244,080.  Except with respect to Mr. Drexler, whose bonus is payable under the terms of his amended employment agreement on or before March 15, 2018, these bonuses are expected to be paid on or before April 19, 2018, the 75th day of our current fiscal year.

Transformation Incentives

Three of our Named Executive Officers, Ms. Markoe, Mr. Zanna, and Mr. Nicholson, earned cash incentive awards under the Company’s Transformation Incentive Plan, which the Company adopted on June 12, 2017.  The TIP is intended to incentivize key associates of J.Crew to improve the business performance of the Company in fiscal 2017 and beyond by rewarding them with a percentage of the value realized pursuant to these efforts.  The TIP pool is funded with 10% of the Company’s Adjusted EBITDA that is directly attributable to these efforts (the “Transformation EBITDA”), as determined by the Committee.  Transformation EBITDA is measured by the Company as Adjusted EBITDA which is realized by the Company as a direct result of these business performance improvement efforts.  The grant of awards is discretionary to the Committee, and the Committee may set target awards for each participant, and the award may be based on performance goals and objectives (individual and/or team targets), which may differ for each participant.

Payments under the TIP are made with respect to performance periods established by the Committee. The first performance period lasted six months and commenced on January 29, 2017, and the second six month performance period commenced on July 30, 2017. No TIP payments were made until cumulative Transformation EBITDA exceeded $60 million. With respect to fiscal 2017, payments under the TIP are paid to participants before payments under the AIP.  Although the TIP is in addition to the AIP, with respect to fiscal 2017, pursuant to the terms of the TIP, the aggregate amount of the bonus pool payable under the TIP and AIP will not exceed the aggregate amount of the bonus pool payable under the AIP, because the maximum Adjusted EBITDA target under the AIP was not achieved. In connection with the TIP, for fiscal 2017, we paid $482,111 to Mr. Zanna, $2,500,950 to Mr. Nicholson, and $1,607,036 to Ms. Markoe.

Long-Term Equity Incentives

Our Named Executive Officers’ compensation includes long-term equity as we believe stockholder value is achieved through an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key associates.  By providing our executives with an equity stake in the Company, we are better able to align the interests of our Named Executive Officers and our Sponsors.  In establishing long-term equity incentive grants for our Named Executive Officers, the Committee reviews certain factors, including the outstanding equity investment and grants held both by the individual and by our executives as a group, the overall size of the equity pool, total compensation, performance, vesting dates of outstanding grants, tax and accounting costs, potential dilution and other factors.

The Committee has approved stock option and restricted stock awards to the Named Executive Officers, consistent with its view that long-term equity incentives are an important part of an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key associates.  In October 2017, in connection with his new role as Chief Executive Officer, Mr. Brett received a grant of (A) 2,604,911 shares of restricted stock subject to time-vesting conditions and (B) 2,604,912 shares of restricted stock subject to performance-vesting conditions.  Upon her employment separation date in December 2017, all of Ms. Lyons unvested equity grants became fully vested, and the exercise period with respect to her outstanding options was extended until the final exercise date of the options (generally 10 years after grant), subject to earlier termination in accordance with the equity plan.

Equity Ownership. We believe that Company executives should have a meaningful ownership stake in the Company to underscore the importance of linking executive and investor interests, and to encourage long-term perspective in managing the business.  This ownership stake has been achieved primarily through the award of stock options and restricted stock.

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

In addition, from time to time the Company agrees to provide certain executives with perquisites.  The Company provides these perquisites on a limited basis in order to attract key talent and to enhance business efficiency.  We believe these perquisites are in line with market practice.  For fiscal 2017, we provided certain Named Executive Officers with the following perquisites:

Driver. While serving as Chief Executive Officer, we provided Mr. Drexler with a driver for all business needs.  Mr. Drexler reimbursed the Company for his personal use of the driver, including commuting to and from work.

Medical Concierge Service.  Also while serving as Chief Executive Officer, we provided Mr. Drexler with 24/7, on-call worldwide medical care for himself and his immediate family members, up to a maximum of $50,000 per year.

Legal Fees.  During fiscal 2017, we reimbursed Mr. Drexler and Mr. Brett $56,452 and $28,975, respectively, in legal fees that they incurred in connection with the negotiation of their employment agreements.

The cost incurred by the Company for certain of these perquisites is detailed in the Summary Compensation Table.

Employment Agreements

From time to time, the Company enters into employment agreements in order to attract and retain key executives.  Each of Messrs. Brett, Drexler and Nicholson and Mss. Markoe and Wadle are party to an employment agreement with the Company.  Mr. Zanna did not have an employment agreement in fiscal 2017.  Ms. Lyons was party to an employment agreement with the Company, and is now party to a separation agreement and release governing her continued employment through her separation date in December 2017.  As described in a section that follows, the employment agreements generally define the executive’s position, specify a minimum base salary, and provide for participation in our annual and long-term incentive plans, as well as other benefits.  Most of the agreements contain covenants that limit the executives’ ability to compete with us or solicit our associates or customers for a specified period following termination.  The agreements also provide for various benefits under certain termination scenarios.  In general, these benefits consist of salary continuation for periods ranging from 12 to 18 months, a pro-rata or full cash incentive award for the year in which termination occurred, and in some cases, the acceleration or continued vesting (in accordance with the original vesting schedule) of a portion of unvested equity.  The agreements provide for automatic renewal upon the same terms and conditions, unless either party gives written notice of its intent not to renew.  The provisions vary by executive because each agreement is negotiated by the Company and the Named Executive Officer on an individual basis at the time of hire or renewal, as applicable.  We believe that these agreements enhance our ability to recruit and retain the Named Executive Officers, offer them a degree of security in the very dynamic environment of the retail industry, and protect us competitively through non-competition and non-solicitation requirements if the executives terminate their employment with us.

The section below contains information, both narrative and tabular, regarding the types of compensation paid to (i) our principal executive officer, (ii) our principal financial officer, (iii) our other three most highly compensated executive officers as of the end of fiscal 2017, (iv) our previous principal executive officer and (v) an individual for whom disclosure would otherwise be required but for the fact that she was not employed by the Company at the close of the fiscal year, each of whom served for a portion of fiscal 2017 (collectively, the “Named Executive Officers”).  The Summary Compensation Table contains an overview of the amounts paid to our Named Executive Officers for fiscal years 2017, 2016, and 2015, as applicable.  The tables following the Summary Compensation Table-the Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year-End, and Option Exercises and Stock Vested-contain details of our Named Executive Officers’ recent non-equity incentive and equity grants, past equity awards, general equity holdings, and option exercises.  Finally, we have included a table showing potential severance payments to our Named Executive Officers pursuant to their individual employment agreements and certain of our equity incentive plans, assuming, for these purposes that the relevant triggering event occurred on February 3, 2018.

Summary Compensation Table

The following table sets forth the compensation paid to or earned during fiscal years 2017, 2016, and 2015 by our Named Executive Officers:

Name and Principal Position(1)	Fiscal Year	Salary ($)(2)	Bonus(3) ($)	Stock Awards(4) ($)	Option Awards(4) ($)	All Other Compensation(5) ($)	Total ($)
James Brett,	2017	$697,115	$3,000,000	$0	$—	$28,975	$3,726,090
CEO	2016	$—	$—	$—	$—	$—	$—
	2015	$—	$—	$—	$—	$—	$—
Vincent Zanna(1),	2017	$432,596	$565,011	$—	$—	$9,231	$1,006,838
CFO & Treasurer	2016	$—	$—	$—	$—	$—	$—
	2015	$—	$—	$—	$—	$—	$—
Michael Nicholson,	2017	$935,385	$3,318,875	$—	$—	$10,800	$4,265,060
President, COO	2016	$800,000	$600,000	$—	$—	$10,000	$1,410,000
& former CFO	2015	$46,154	$43,836	$400	$—	$—	$90,390
Libby Wadle,	2017	$850,000	$732,900	$—	$—	$10,800	$1,593,700
President – Madewell	2016	$832,692	$340,000	$—	$—	$10,600	$1,183,292
Brand	2015	$750,000	$—	$—	$—	$10,600	$760,600
Lynda Markoe,	2017	$568,654	$1,751,786	$—	$—	$10,800	$2,331,240
CAO	2016	$550,000	$306,250	$—	$—	$10,600	$866,850
	2015	$550,000	$125,000	$—	$—	$10,600	$685,600
Jenna Lyons,	2017	$865,385	$—	$—	$—	$10,800	$876,185
Former President-	2016	$1,000,000	$400,000	$—	$—	$10,600	$1,410,600
Exec. Creative Dir.	2015	$1,000,000	$—	$—	$—	$10,600	$1,010,600
Millard Drexler,	2017	$1,469,231	$244,080	$—	$—	$96,886	$1,810,197
Chairman and former	2016	$200,000	$600,000	$—	$—	$39,527	$839,527
CEO	2015	$200,000	$—	$—	$—	$38,789	$238,789

(1)	Mr. Zanna became a Named Executive Officer on August 23, 2017, when he was named Chief Financial Officer & Treasurer.
(2)

Represents cash compensation paid to, or on behalf of, the Named Executive Officer. Cash compensation paid pursuant to Mr. Drexler’s amended and restated employment agreement dated July 7, 2017 includes $892,308 payable to Mr. Drexler directly, and $576,923.08 payable on his behalf to Drexler Ventures LLC.

(3)

Represents the annual cash incentive awards under our Company annual cash incentive plan, discretionary bonus awards, retention bonuses and signing bonuses earned by each Named Executive Officer, as applicable.  Descriptions of our AIP and TIP are in a previous section.  Bonus payments to Mr. Brett represent a signing bonus of $1,125,000 paid on July 28, 2017 and a guaranteed annual bonus attributable to fiscal 2017 of $1,875,000 to be paid in April 2018.  Mr. Zanna received (1) an aggregate TIP bonus of $482,111 paid on March 23, 2018, and (2) a fiscal 2017 AIP bonus of $82,900.  Payment to Mr. Nicholson represents (1) a retention bonus of $500,000 paid on January 1, 2018 pursuant to the terms of an amendment to his employment agreement dated August 2, 2017, (2) an aggregate TIP bonus of $2,500,950 paid on March 23, 2018, and (3) and a fiscal 2017 AIP bonus payment of $317,925.  Ms. Wadle received a fiscal 2017 AIP bonus payment of $732,900.  Ms. Markoe received (1) an aggregate TIP bonus of $1,607,036 paid on March 23, 2018, and (2) a fiscal 2017 AIP bonus of $144,750.  Payment to Mr. Drexler of $244,080 represents a fiscal 2017 AIP bonus amount based on actual performance determined as if Mr. Drexler had been Chief Executive Officer at the end of FY 2017, pro-rated for his service as Chief Executive Officer during the fiscal year.

(4)

For each of the Named Executive Officers, represents the aggregate grant date fair value calculated under Accounting Standards Codification (ASC) 718-Compensation-Stock Compensation as share-based compensation in our financial statements for fiscal years 2017, 2016, and 2015 of stock awards and option awards made in those fiscal years, excluding the effect of estimated forfeitures, as adjusted for the reverse stock split conducted by the Company pursuant to the Restructuring.  For awards subject to performance conditions, the amount reflects the full grant date fair value of the awards based on the probable outcome of the performance conditions, as adjusted for the reverse stock split conducted by the Company pursuant to the Restructuring.  See note 5, “Share-Based Compensation” to our consolidated financial statements for a description of assumptions underlying valuation of equity awards.

(5)	All other compensation for fiscal 2017 consisted of the following:

	Matching Contributions(i)	Medical Concierge(ii)	Legal Fees(iii)	Total
James Brett	$—	$—	$28,975	$28,975
Vincent Zanna	$9,231	$—	$—	$9,231
Michael Nicholson	$10,800	$—	$—	$10,800
Libby Wadle	$10,800	$—	$—	$10,800
Lynda Markoe	$10,800	$—	$—	$10,800
Jenna Lyons	$10,800	$—	$—	$10,800
Millard Drexler	$—	$40,434	$56,452	$96,886

(i)	Represents total Company contributions to each Named Executive Officer’s account in the Company’s tax-qualified 401(k) Plan.
(ii)	Represents Company payment for medical concierge services, as provided by Mr. Drexler’s employment agreement for the portion of the year he served as Chief Executive Officer.
(iii)	Represents Company payment to each of Mr. Drexler and Mr. Brett for legal fees related to the negotiation of his employment agreement with the Company.

Named Executive Officer Employment Agreements

In addition to the terms and conditions of the employment agreements described below, the Named Executive Officers who are party to employment agreements are entitled to post-termination separation pay and benefits, which are described in detail in the section below discussing “Potential Payments on a Termination of Employment or a Change in Control.”

James Brett

Mr. Brett joined J.Crew as Chief Executive Officer on July 10, 2017.  Mr. Brett entered into an employment agreement with the Company on May 30, 2017, which provided for a base salary of $1,250,000.  He is eligible to earn an annual bonus with a target of 150% of the base salary, up to the maximum allowed under the terms of the plan, subject to meeting applicable performance goals.  The agreement provides that for each of fiscal years 2017 and 2018, Mr. Brett’s annual bonus will not be less than 150% of his base salary. He is also eligible to earn a performance incentive bonus of $4,000,000, on the following basis: (i) 50% upon achievement of Adjusted EBITDA (“EBITDA”), determined on a trailing twelve fiscal month basis, of no less than $250 million and (ii) 50% upon achievement of EBITDA, determined on a trailing twelve fiscal month basis, of no less than $300 million, provided that in each case that the applicable EBITDA target is sustained at such level for a period of six fiscal months thereafter. The Company paid to Mr. Brett a signing bonus of $1,125,000 in August 2017 and will pay an additional (i) $1,125,000 within thirty days of the first anniversary the start of his employment with the Company and (ii) $750,000 within thirty days of the second anniversary of the start of his employment with the Company.  Mr. Brett is obligated to repay the Company a portion of the signing bonus if his employment terminates with cause or without good reason within one year of receipt of such portion. Mr. Brett is eligible for paid time off and to participate in the Company’s benefit package as made generally available to other senior executives.

Pursuant to the terms of his employment agreement, the Company granted to Mr. Brett 5,209,823 restricted shares of Class A common stock pursuant to the Parent’s Amended and Restated 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”).  50% of the shares are subject to time-based vesting and 50% are subject to performance-based vesting.

Mr. Brett is bound by non-competition and non-solicitation covenants during his employment and for a period of twelve months following termination of employment, provided that these restrictive covenants will not apply following termination of employment by the Company without cause or by him for good reason.  Mr. Brett will also be subject to no-hire covenants for a period of twenty-four months following termination of his employment for any reason.

Vincent Zanna

In connection with his promotion to Chief Financial Officer and Treasurer of the Company, Mr. Zanna’s annual base salary was increased to $475,000 and his target bonus under the Company’s annual incentive plan was increased to 50% of base salary. The Company did not have a written employment agreement with Mr. Zanna in fiscal 2017.

Michael Nicholson

Mr. Nicholson transitioned from his former role as President, Chief Operating Officer & Chief Financial Officer to his current position as President, Chief Operating Officer on August 23, 2017.  Pursuant to this transition, effective as of May 25, 2017, the Company amended his employment agreement, which the parties had originally entered into in December 2015.  The amended agreement provides for a base salary increase from $800,000 to $1,000,000, a target bonus opportunity under the Company’s annual bonus plan of 100% of base salary based upon the achievement of certain performance objectives to be determined each year, and eligibility to participate in the 2017 Transformation Incentive Plan.  The amendment also provides for a retention bonus to be paid in three installments, subject to Mr. Nicholson’s continued employment with the Company, as follows:  (i) $500,000 on January 1, 2018; (ii) $500,000 on July 1, 2018; and (iii) $1,000,000 on May 1, 2019.  The amended agreement provides that Mr. Nicholson is also eligible to participate in the TIP.  Mr. Nicholson is eligible for paid time off and to participate in the Company’s benefit package as made generally available to other senior executives.

Pursuant to the terms of his employment agreement, in January 2016, Mr. Nicholson received restricted stock and stock option grants under the 2011 Equity Incentive Plan.  We granted Mr. Nicholson 250 shares of restricted Class A common stock that vests periodically based on continued employment over five years.  In addition, we granted Mr. Nicholson 150 shares of restricted Class A common stock that vests based on the achievement of performance goals, within a term of ten years, generally subject to his continued employment prior to the vesting date.

Mr. Nicholson is bound by non-competition and non-solicitation covenants during his employment and for a period of twelve months following termination of employment, provided that these restrictive covenants will not apply following termination of employment by the Company without cause or by him for good reason.  Mr. Nicholson will also be subject to no-hire covenants for a period of eighteen months following termination of his employment for any reason.

Libby Wadle

Ms. Wadle became President – Madewell Brand in May 2017. She had previously served as the Company’s President - J.Crew Brand since April 2013.  Ms. Wadle entered into an employment agreement for three years beginning in November 2011 (then, as Executive Vice-President), subject to automatic one-year renewals unless we provide two months’ written notice or Ms. Wadle provides four months’ written notice, in each case, prior to the expiration of the current term.  The agreement provides for a minimum annual base salary of $700,000, which will be reviewed annually by us, and an annual cash incentive award with a target of 75% and a maximum of 187.5% of base salary (which has since been adjusted to a target of 100% and a maximum of 250%).  Her current annual base salary is $850,000.

Ms. Wadle is bound by non-competition and non-solicitation covenants during her employment and for a period of twelve months following termination of employment, provided that these restrictive covenants will not apply following termination of employment by the Company without cause or by her for good reason.  Ms. Wadle will also be subject to no-hire covenants for a period of twelve months following termination of her employment for any reason.

Lynda Markoe

In connection with her promotion to Chief Administrative Officer, we entered into a letter agreement with Ms. Markoe, dated September 14, 2017, which has a three-year term and will automatically renew for successive one-year periods unless either party gives notice of its election not to renew. Pursuant to this agreement, Ms. Markoe’s base salary is not less than $600,000 and she is eligible to earn a target annual bonus of 75% (and up to a maximum of 187.5%) of such base salary, subject to meeting certain Company and individual performance goals.

Ms. Markoe is bound by non-competition and non-solicitation covenants during her employment and for a period of twelve months following termination of employment, provided that these restrictive covenants will not apply following termination of employment by the Company without cause or by her for good reason.  Ms. Markoe will also be subject to no-hire covenants for a period of twelve months following termination of her employment for any reason.

Jenna Lyons

Although Ms. Lyons had previously entered into a second amended and restated employment agreement with us on July 15, 2010 pursuant to which she agreed to serve as Creative Director for five years beginning in December 2007, with automatic one-year renewals absent notice by either party, the Company provided notice of non-renewal to Ms. Lyons on March 31, 2017.  Accordingly, parties entered into a Separation Agreement and General Release on March 31, 2017.  Pursuant to the separation agreement, Ms. Lyons agreed to serve as the Company’s President and Executive Creative Director until April 3, 2017 and remained in the employ with J.Crew through December 9, 2017 (the “Lyons Separation Date”).  Through the Lyons Separation Date, Ms. Lyons continued to receive her base salary of $1,000,000. Ms. Lyons generally remained subject to the terms and conditions of her employment agreement, except that (1) she ceased to act as officer of the Company, effective April 3, 2017, (2) she would not terminate employment voluntarily, with or without good reason, prior to the Lyons Separation Date, and (3) she agreed not to compete with the Company for six months following the Lyons Separation Date or to solicit employees and customers of the Company for the twelve months following the Lyons Separation Date. Under the terms of her employment agreement with the Company, Ms. Lyons is also subject to standard non-disclosure of confidential information and non-disparagement restrictions.

Millard Drexler

In connection with his transition away from his prior position as Chief Executive Officer, we entered into an amended and restated employment agreement with Mr. Drexler, dated July 7, 2017 and effective July 10, 2017.  Pursuant to this agreement, Mr. Drexler will continue to serve as Chairman of the Board through December 31, 2018. During this period, the Company will pay to Mr. Drexler cash compensation of $1,400,000 per annum and will pay to Drexler Ventures LLC, on behalf of Mr. Drexler, $1,000,000 per annum, in accordance with the Company’s regular payroll practices.  Mr. Drexler will be eligible to participate in any of the Company’s employee benefit plans made available to senior executives of the Company in accordance with the individual plan terms. He is eligible to receive a cash bonus with respect to fiscal 2017, pro-rated for the portion of the year in which he served as Chief Executive Officer, based on actual achievement of applicable performance objectives.  The Company also accelerated and fully vested 2,006.8262 options held by Mr. Drexler to purchase stock of the Parent.  Under the terms of the agreement, the Company also (i) reimburses Mr. Drexler for reasonable costs of travel on his personal airplane at the Company’s request for Company business, (ii) provides him and his immediate family members with a discount on Company apparel and accessories at the then-effective employee discount rate, (iii) provided office space for his assistant until September 30, 2017, and (iv) reimbursed Mr. Drexler for legal fees incurred in negotiation of the amended employment agreement up to a total of $50,000.

Mr. Drexler remains eligible for the benefits described above (other than continued participation in employee benefit plans) through December 31, 2018, whether or not he continues to serve as Chairman of the Board, subject to his continued compliance with the restrictive covenants regarding non-competition, non-solicitation and confidentiality.  In this regard, Mr. Drexler is bound by (i) a perpetual confidentiality restriction, (ii) non-solicitation and no-hire restrictions through December 31, 2018 and for an additional two years, and (iii) except with the advanced written consent of the Board (which may not be unreasonably withheld), a non-competition restriction through the term of the agreement and for one year following the effective date of the amended and restated employment agreement that restricts him from association with any entity actively engaged in the retail apparel business in a geographic area in which the Company or any of its subsidiaries or affiliates engages in such business and has revenue of at least $100 million per year. If Mr. Drexler’s employment as Chairman ends prior to December 31, 2018, other than due to his resignation from the Board, he will also receive a monthly payment through December 31, 2018 equal to the employer portion of medical insurance premiums for him and his eligible spouse and dependents.

Grants of Plan-Based Awards—Fiscal 2017

The following table sets forth the non-equity and equity incentive awards and other equity awards granted to our Named Executive Officers for fiscal 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock(#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(3) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
James Brett		—	$1,875,000	$4,687,500	—	—	—	5,209,823	—	—	$0
Vincent Zanna		$45,833	$183,333	$458,333	—	—	—	—	—	—	—
		—	$1,200,000	—
Michael Nicholson		$234,444	$937,778	$2,344,444	—	—	—	—	—	—	—
		—	$6,225,000	—
Libby Wadle		$212,500	$850,000	$2,125,000	—	—	—	—	—	—	—
Lynda Markoe		$106,745	$426,979	$1,067,448	—	—	—	—	—	—	—
		—	$4,000,000	—
Jenna Lyons		$—	$—	$—	—	—	—	—	—	—	—
Millard Drexler		$135,000	$540,000	$1,350,000	—	—	—	—	—	—	—

(1)

Represents possible payouts under the Company’s Annual Incentive Plan and Transformation Incentive Plan for fiscal 2017.  The amounts set forth with a threshold, target and maximum reflect the amounts payable under the AIP.  Amounts listed in the AIP maximum column relate to achievement of “Super Max” Adjusted EBITDA goal. For Mr. Brett, target reflects a guaranteed bonus equal to 150% of salary, based on the terms of his employment agreement and, accordingly, he has no threshold for 2017. In addition, certain of our executive officers (Messrs. Zanna, Nicholson and Ms. Markoe) are eligible for awards under the TIP. Amounts shown represent the full target award, which is payable in tranches at various measurement periods until the TIP terminates in January 2020.  Although the TIP is in addition to the AIP, with respect to fiscal 2017, pursuant to the terms of the TIP, the aggregate amount of the bonus pool payable under the TIP and AIP will not exceed the aggregate amount of the bonus pool payable under the AIP, because the maximum Adjusted EBITDA target under the AIP was not achieved.

(2)

Represents shares of restricted stock granted under the 2011 Equity Incentive Plan, as amended, of which half vest 20% annually, beginning on July 10, 2017, subject to continued employment through the applicable vesting date.  In the event of a termination without cause or a resignation for good reason, Mr. Brett will be credited with an additional 18 months of service for purposes of determining the applicable time-based vesting.  The remaining half of the restricted shares vest based on upon achievement of annual EBITDA of $350M, subject to adjustment in good faith by the Committee to reflect future acquisitions and dispositions, and provided that the participant has remained in continuous employment from the grant date through the vesting date; however, in the event that the performance conditions are satisfied or a change of control occurs within twelve months of a termination without cause or a resignation for good reason, the performance-based vesting equity will vest to the extent it would have vested had Mr. Brett remained in the Company’s employ through the date on which the performance was satisfied or the change of control had occurred.

(3)

These amounts represent the aggregate grant date fair value calculated in accordance with ASC 718-Compensation-Stock Compensation, excluding the effect of estimated forfeiture.  For the award subject to performance conditions, the amount reflects the aggregate grant date fair value of the award based on the probable outcome of the performance conditions.  The assumptions used in calculating these amounts are described in note 5, “Share-Based Compensation” to our consolidated financial statements.

OUTSTANDING EQUITY AWARDS AT FISCAL 2017 YEAR-END

The following table sets forth information regarding the outstanding awards under our long-term equity incentive plans held by our Named Executive Officers at the end of fiscal 2017.

		Option Awards(1)					Stock Awards
	Original Grant Year	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(3)	Market Value of Shares of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)(5)
James Brett	2017	—	—	—	—	10/3/2027	2,604,911	$104,196	2,604,912	$104,196

Vincent Zanna	2016	4	5	4	1,000	6/29/26	—	—	—	—
	2016	5	20	—	1,000	5/10/26	—	—	—	—

Michael Nicholson	2015	80	120	—	1,000	1/11/26	150	$6	150	$6

Libby Wadle	2016	110	78	188	1,000	6/29/26	100	$4	100	$4

Lynda Markoe	2016	62	43	105	1,000	6/29/26	50	$2	50	$2

Jenna Lyons	2016	792	—	—	1,000	6/29/26	—	—	—	—

Millard Drexler	2016	2,007	—	—	1,000	6/29/26	—	—	—	—

(1)

Represents (i) stock options that were granted to Mr. Nicholson on January 11, 2016 in connection with his hiring, (ii) stock options awarded to Ms. Lyons prior to the Acquisition, which were rolled over into vested options of Parent, effective March 7, 2011, and (iii) stock options that were subject to re-pricing in June 2016.  All Named Executive Officers (except Mr. Nicholson and Mr. Brett) participated in the stock option re-pricing offer and, in June 2016, stock options held by Mr. Drexler, My.  Lyons, Ms. Wadle, and Ms. Markoe were exchanged for stock options with a $1,000 per share exercise price after the stock split and, in the case of time-based vesting stock options, an extended vesting schedule.  All of Ms. Lyons’ outstanding unvested options were fully vested on her separation date, and all of Mr. Drexler’s outstanding options were fully vested in connection with his stepping down as Chief Executive Officer.

(2)	The options previously granted were exchanged for re-priced options granted on June 29, 2016, which now have an exercise price of $1,000 per share and vest as follows:

	Vested Time-Based Stock Options	Unvested Time-Based Stock Options	Performance Vesting Stock Options
Wadle	84 time-based options fully-vested as of grant date and 26 time-based options vested subsequently	78 options vesting 33% annually on 6/29/18, 6/29/19 and 6/29/20	188 options with performance-based vesting

Markoe	48 time-based options fully-vested as of grant date and 14 time-based options vested subsequently	43 options vesting 33% annually on 6/29/18, 6/29/19 and 6/29/20	105 options with performance-based vesting

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

(5)	The market value of a share of our Class A common stock as of the last business day of fiscal 2017 was $0.00.

Option Exercises and Stock Vested—Fiscal 2017

In January 2018, Mr. Nicholson vested in 50 shares of restricted stock.  In December 2017, the Company accelerated and fully vested 533 options and 200 shares of restricted stock held by Jenna Lyons, pursuant to the terms of her Separation Agreement and Release.  In July 2017, the Company accelerated and fully vested 1,204 of unvested options held by Mr. Drexler pursuant to the terms of his amended and restated employment agreement. There was no other vesting of stock and there were no option exercises by the Named Executive Officers during fiscal 2017.

Potential Payments Upon Termination or Change IN Control

As described above under Employment Agreements, we have employment agreements with Mr. Brett, Mr. Nicholson, Ms. Wadle and Ms. Markoe under which we are required to pay severance benefits in connection with certain terminations of employment.  Mr. Zanna is not party to an employment agreement with us, but we may agree to pay severance benefits in connection with a termination of his employment.  We entered into a separation agreement with Ms. Lyons, which set forth the separation pay and benefits, and equity vesting acceleration that would occur upon her separation date of December 10, 2017.  We entered into an amended and restated employment agreement with Mr. Drexler, which provided for cash compensation and benefits and equity vesting acceleration upon his cessation of service as the Company’s Chief Executive Officer.  The following is a description of the severance, termination and change in control benefits payable to each of our Named Executive Officers pursuant to their respective agreements and our equity incentive plans as in effect during fiscal 2017.  Except with respect to Ms. Lyons, this disclosure assumes the applicable triggering date occurred on February 3, 2018, the last business day of our fiscal year 2017.  Ms. Lyons payments and benefits are determined pursuant to her separation agreement, as of her separation date.  Payment of all separation payments and benefits are conditioned upon the signing of a release by the Named Executive Officer or his or her estate, as applicable, and continued adherence to any applicable restrictive covenants.

For these purposes, “change in control” is generally defined as (a) any change in the ownership of the capital stock of Parent if, immediately after giving effect thereto, any person (or group of persons acting in concert) other than TPG and LGP and their affiliates will have the direct or indirect power to elect a majority of the members of the Board of Directors of Parent; (b) any change in the ownership of the capital stock of Parent if, immediately after giving effect thereto, TPG and LGP and their affiliates own less than 25% of the outstanding shares of Parent (taking into account options, warrants or convertible securities which may be exercised, converted or exchanged into shares), or (c) the sale of all or substantially all of the assets of the Parent and its subsidiaries.

James Brett

Pursuant to the employment agreement between us and Mr. Brett, executed on May 30, 2017 (the “Brett Agreement”), the payments and/or benefits we agreed to pay or provide to Mr. Brett upon a termination of his employment vary depending on the reason for such termination.

Upon termination of Mr. Brett’s employment for death or disability (defined as a physical or mental illness or injury resulting in Mr. Brett’s inability to perform his duties to the Company for a period of 90 working days within a 180 day period and with a physician determining that such disability is reasonably likely to continue for an indefinite period), Mr. Brett (or his estate, as applicable) will be entitled receive (i) any annual bonus earned but unpaid for the year immediately prior to his termination date for the immediately prior fiscal year (with any subjective goals being treated as achieved at target), (ii) a prorated annual bonus (treating subjective goals as achieved at target), (iii) any unpaid portion of his signing bonus, (iv) a prorated portion of any unpaid performance incentive bonus (pro-rated based on actual performance relative to the applicable performance goals) and (v) vesting of a prorated portion (as of the date or death or disability) of all of the outstanding management equity granted to Mr. Brett by the Company that is subject solely to service-based vesting conditions.

We may terminate Mr. Brett’s employment with or without cause. For purposes of the Brett Agreement, “cause” means (i) an act of material dishonesty made in connection with his responsibilities to the Company; (ii) the conviction of or plea of nolo contendere to a felony or any crime involving fraud, embezzlement or any act of moral turpitude, (iii) willful misconduct or gross negligence in connection with the performance of his duties to the Company, (iv) a willful and material breach of the Brett Agreement, including refusal to perform his duties and responsibilities under the agreement (other than as a result of illness), after the Company has given him written notice specifying such breach and at least thirty days to cure such breach, to the extent reasonably susceptible to cure, (v) a fraudulent act or omission by Mr. Brett adverse to the reputation of the Company or any affiliate, (vi) the willful disclosure of any confidential information, and (vii) the willful violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, provided that Mr. Brett has thirty days to cure such violation to the extent possible. For purposes of the Brett Agreement, no act will be considered “willful” unless it is done, or omitted to be done, in bad faith or without reasonable belief that Mr. Brett’s action or omission was in the best interests of the Company.

Mr. Brett may resign his employment with good reason, or upon two months’ advance notice without good reason.  For purposes of the Brett Agreement, “good reason” means (i) any action by the Company that results in a material diminution in Mr. Brett’s position, authority, duties or responsibilities; (ii) a reduction in base salary (except pursuant to an across-the-board reduction in base salaries for senior executives of the Company) or annual bonus opportunity, or a material failure by the Company to pay any such amounts when due; (iii) a relocation of his principal place of employment to more than thirty-five miles from the Company’s corporate headquarters, and (iv) a material breach of the Brett Agreement or any of Mr. Brett’s management equity agreements without his written consent. Mr. Brett must deliver written notice to the Board identifying the conduct of the Company which constitutes good reason within ninety days of his knowledge of the initial occurrence of the event, the Board will thereafter have a thirty day cure period, and Mr. Brett must terminate his employment within thirty days after such failure to cure.

Pursuant to the terms of the Brett Agreement, upon a termination by the Company without cause or by Mr. Brett for good reason, Mr. Brett will be entitled to (i) continued base salary, medical benefits, and a payment equal to 150% of target annual bonus for a period of eighteen months, (ii) any annual bonus earned but unpaid for the year immediately prior to his termination date, (iii) a pro-rata portion of the annual bonus, if any, to which he would otherwise have been entitled, based on actual performance (treating subjective goals as achieved at target) with respect to the year in which he terminates employment, (iv) any unpaid amount of the signing bonus, (v) an additional 18 months’ vesting credit for any time-based equity awards, and (vi) if, within twelve months of Mr. Brett’s termination of employment, the Company experiences a change in control or the performance goals applicable to the performance-based equity are satisfied, the performance-based equity awards will vest to the same extent such equity would have vested had Mr. Brett remained employed by the Company. Mr. Brett’s right to receive any continuing medical benefits would cease immediately upon his eligibility for coverage under another group health plan with a new employer.

Amounts payable to Mr. Brett as a result of termination by us without cause or by Mr. Brett with good reason, may be deferred and accumulated for six months, then paid in a lump-sum on the first day of the seventh month following termination, if required for compliance with the deferred compensation rules under Section 409A of the Code.

Vincent Zanna

We did not have a written employment agreement with Mr. Zanna in fiscal 2017, and therefore discussion of any potential payments in this section will be reflective of that.  In the event of his termination of employment by the Company, it will be within the Company’s sole discretion whether to pay any severance benefits.  The Company may choose to pay Mr. Zanna severance taking into account his level and tenure with the Company, based on practices that may be in effect with respect to senior executives from time to time.  In that regard, if the Company had terminated Mr. Zanna’s employment at the end of fiscal 2017, it is likely that he would have received (a) continued payment of base salary for a period of up to 29 weeks (but ceasing if he became employed by or provided services to any other entity), (b) 50% of his actual bonus, if any, for fiscal 2017, and (c) if so elected by Mr. Zanna, outplacement assistance.  The provision of such payments and benefits would be subject to the requirement that Mr. Zanna execute (and not revoke) a general release of claims in favor of the Company.

Michael Nicholson

Pursuant to the employment agreement between us and Mr. Nicholson, dated December 3, 2015, as amended on August 2, 2017 (as amended, the “Nicholson Agreement”), the payments and/or benefits we have agreed to pay or provide Mr. Nicholson on a termination of his employment vary depending on the reason for such termination.

Pursuant to the Nicholson Agreement, we may terminate Mr. Nicholson’s employment upon his disability, which is generally defined in the Nicholson Agreement as Mr. Nicholson’s inability to perform his duties for a 90 day period as a result of his incapacity due to physical or mental illness.  The Nicholson Agreement provides that if Mr. Nicholson’s employment is terminated due to death or disability, he will be entitled to (i) the annual bonus earned for the fiscal year immediately prior to his termination date (to the extent not yet paid), (ii) the annual bonus, if any, to which he would otherwise have been entitled for the fiscal year of his death or disability based on actual performance, pro-rated for the period completed as of the date of his death or disability, (iii) any bonus payable under the Transformation Incentive Plan (based on actual performance) for the performance period during which his death or disability occurs and the performance period that next follows the performance period in which his death or disability occurs, and (iv) full vesting of time-based equity awards, pro-rated for the portion of the vesting period completed as of the date of his death or disability.

We may terminate Mr. Nicholson’s agreement with or without cause. For purposes of the Nicholson Agreement, “cause” is generally defined under the Nicholson Agreement as Mr. Nicholson’s (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of securities laws, or having been found by any court or governmental authority or agency to have committed any such violation except in the event that Mr. Nicholson is found to be “not guilty” by a court or the charges are dismissed or reduced to a misdemeanor; (b) willful misconduct or gross negligence in connection with his performance of duties; (c) willful and material breach of the Nicholson Agreement, including without limitation, his failure to perform his duties and responsibilities (provided that he be given written notice and has 30 days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission by Mr. Nicholson adverse to our reputation; (e) disclosure of any confidential information to persons not authorized to know such information; or (f) his violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, our Code of Ethics and Business Practices or any legal or regulatory obligations or requirements (provided that he has 30 days to cure to the extent such violation is reasonably susceptible to cure).  Furthermore, if subsequent to the termination of Mr. Nicholson’s employment it is determined that he could have been terminated for cause, Mr. Nicholson’s employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Mr. Nicholson.

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

Under the terms of the Nicholson Agreement, upon a termination by the Company without cause or by Mr. Nicholson for good reason, Mr. Nicholson will be entitled to (i) continued base salary and medical benefits for a period of twelve months (his severance period), (ii) any annual bonus earned but unpaid for the year immediately prior to his termination date, (iii) an amount equal to his target annual bonus, payable in monthly installments over his severance period, (iv) a pro-rata portion of the annual bonus, if any, to which he would otherwise have been entitled, based on actual performance (treating subjective goals as achieved at target) with respect to the year in which he terminates employment, (v) the retention bonus payment, minus any payment previously made to him, (vi) an additional twelve months’ vesting credit for any time-based vesting equity awards, (vii) if, within six months of Mr. Nicholson’s termination of employment, the Company experiences a change in control or the performance goals applicable to the performance-based vesting equity are satisfied, the performance-based vesting equity awards will vest to the same extent such equity would have vested had Mr. Nicholson remained employed by the Company, (viii) if such termination occurs within two years following a change of control, full vesting of time-based vesting options (or any deferred cash or property issued in substitution therefor) and (ix) payment of the TIP award for the performance period in which the termination of employment occurs, and the performance period that ends next following the performance period in which his termination of employment occurs, based on actual performance and payable at the same time or times provided in the TIP.

In addition, with respect to Mr. Nicholson’s retention bonus, upon a termination by us without cause, by Mr. Nicholson with good reason, or by reason of Mr. Nicholson’s death or disability, (i) on or before July 1, 2018, the Company will pay to him $1,000,000 (less any prior installments of the retention bonus already paid) and (ii) after July 1, 2018 and on or before May 1, 2019, a prorated portion of the next scheduled installment of Mr. Nicholson’s retention bonus.

The Nicholson Agreement also provides that, if Mr. Nicholson remains continuously employed by the Company until February 1, 2020, and if at any time prior to this date the Company achieves and sustains for a period of six months Adjusted EBITDA, determined on a trailing twelve fiscal month basis, of no less than $300 million (subject to certain equitable adjustments) and Mr. Nicholson terminates his employment with the Company between February 2, 2020 and August 1, 2020 by providing at least thirty days’ advance written notice he is entitled to the same separation payments and benefits as he would otherwise receive upon a termination without cause or resignation for good reason.

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

Pursuant to the Wadle Agreement, we may terminate Ms. Wadle’s employment with us upon her disability, which is generally defined in the Wadle Agreement as Ms. Wadle’s inability to perform her duties for a 90 day period as a result of her incapacity due to physical or mental illness or injury and failure to return to work within 30 days of receiving notice from the Company.  Upon Ms. Wadle’s employment termination for any reason, including her death or disability, she (or her estate) will be entitled to any earned but unpaid base salary, any reimbursements owed under any applicable Company policy, and any vested amount arising out of any Company employee benefit plan, with such amounts payable pursuant to the plan’s terms.

In addition, we may terminate Ms. Wadle’s employment with or without cause.  For these purposes, “cause” is generally defined under the Wadle Agreement as Ms. Wadle’s (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of applicable laws, or having been found by any court or governmental authority or agency to have committed any such violation; (b) willful misconduct or gross negligence in connection with her performance of duties; (c) willful and material breach of the Wadle Agreement, including without limitation, her failure to perform her duties and responsibilities thereunder (provided that she be given written notice and has 30 days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission adverse to our reputation; (e) willful disclosure of any confidential information to persons not authorized to know such information; or (f) her violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, our Code of Ethics and Business Practices or any legal or regulatory obligations or requirements (provided that she has 30 days to cure to the extent such violation is reasonably susceptible to cure).  Furthermore, if subsequent to the termination of Ms. Wadle’s employment it is determined that she could have been terminated for cause, Ms. Wadle’s employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Ms. Wadle.

Ms. Wadle may terminate her employment with us with good reason, or at any time upon at least two months’ advance notice, without good reason.  For these purposes, “good reason” is generally defined under the Wadle Agreement as (a) any action by us that results in a material and continuing diminution of Ms. Wadle’s duties or responsibilities (including, without limitation, an adverse change in Ms. Wadle’s title or a change such that she no longer reports directly to the CEO), (b) a reduction by us of Ms. Wadle’s base salary or annual cash incentive award opportunity as in effect from time to time, or (iii) a relocation of more than 50 miles of her principal place of employment, in each case without Ms. Wadle’s written consent.  Ms. Wadle’s employment will also terminate upon her death.

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

Lynda Markoe

Pursuant to the Letter Agreement between us and Ms. Markoe, dated September 14, 2017 (the “Markoe Agreement”), the payments and/or benefits we have agreed to pay or provide Ms. Markoe on a termination of her employment vary depending on the reason for such termination.

Pursuant to the Markoe Agreement, we may terminate Ms. Markoe’s employment with us upon her disability, which is generally defined in the Markoe Agreement as Ms. Markoe’s inability to perform her duties for a 90 day period as a result of her incapacity due to physical or mental illness and failure to return to work within 30 days of notice by the Company.  Upon Ms. Markoe’s employment termination for any reason, including her death or disability, she (or her estate) will be entitled to any earned but unpaid base salary, any reimbursements owed under any applicable Company policy, and any vested amount arising out of any Company employee benefit plan, with such amounts payable pursuant to the plan’s terms.

In addition, we may terminate Ms. Markoe’s employment with or without cause.  For these purposes, “cause” is generally defined under the Markoe Agreement as Ms. Markoe’s (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of securities laws, or having been found by any court or governmental authority or agency to have committed any such violation; (b) willful misconduct or gross negligence in connection with her performance of duties; (c) willful and material breach of the Markoe Agreement, including without limitation, her failure to perform her duties and responsibilities (provided that she be given written notice and has 30 days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission by Ms. Markoe adverse to our reputation; (e) disclosure of any confidential information to persons not authorized to know such information; or (f) her violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, our Code of Ethics and Business Practices or any legal or regulatory obligations or requirements (provided that she has 30 days to cure to the extent such violation is reasonably susceptible to cure).  Furthermore, if subsequent to the termination of Ms. Markoe’s employment it is determined that she could have been terminated for cause, Ms. Markoe’s employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Ms. Markoe.

Ms. Markoe may terminate her employment with us with good reason, or at any time upon at least two months’ advance notice (unless such notice is waived by the Company), without good reason. For these purposes, “good reason” is generally defined under the Markoe Agreement as (a) any action by us that results in a material and continuing diminution of Ms. Markoe’s position, authority, duties or responsibilities, including an adverse change in her title from Chief Administrative Officer or a change such that she will no longer report directly to the Chief Executive Officer; (b) a material reduction by us of Ms. Markoe’s base salary (except pursuant to an across-the-board reduction applicable to senior executives of the Company) or annual cash incentive award opportunity as in effect from time to time, or (c) a relocation of more than 35 miles of her principal place of employment, in each case without Ms. Markoe’s written consent. Ms. Markoe’s employment will also terminate upon her death.

Upon a termination of Ms. Markoe’s employment by the Company without cause, by Ms. Markoe for good reason, or upon the Company’s election not to renew the Markoe Agreement, Ms. Markoe will be entitled to (i) continued base salary, medical benefits, and a payment equal to her target annual bonus for a period of twelve months, (ii) any annual bonus earned but unpaid for the year immediately prior to her termination date, (iii) an amount equal to her target annual bonus, paid in monthly installments, and (iv) a pro-rata portion of any annual bonus she would otherwise have been entitled to receive, based on actual performance for the year of the termination. Except in the event that Ms. Markoe’s employment terminates within twenty-four months after a change in control, any continued base salary payments would be offset by compensation Ms. Markoe receives from a new employer, and her right to continuing medical benefits would cease immediately if she becomes eligible for coverage under another group health plan. To receive the benefits described above, Ms. Markoe must sign a general release with the Company.

Amounts payable to Ms. Markoe as a result of termination by us without cause or by Ms. Markoe with good reason, may be deferred and accumulated for six months, then paid in a lump-sum on the first day of the seventh month following termination, if required for compliance with the deferred compensation rules under Section 409A of the Code.

Jenna Lyons

On March 31, 2017, the Company provided a notice of non-renewal to Ms. Lyons, which meant that her employment contract would terminate by its terms on December 9, 2017,   In connection with her separation, the Company entered into a Separation Agreement and General Release that set forth the terms and conditions of her separation with the Company.  The parties acknowledged that Ms. Lyons’ employment would terminate on December 9, 2017 and that she would continue to be paid her base salary through that date.  The parties also agreed that the Company would pay her salary continuation of $1,000,000 for 12 months following her separation date, reduced by any amounts that she receives as an employee or otherwise for services that she provides to a new employer or otherwise during that period.  In addition, the Company agreed to reimburse Ms. Lyons for her health care continuation premiums for such 12 month period (or earlier, if the health care continuation coverage terminates).  The Company also fully vested Ms. Lyons’ unvested options and restricted stock, and agreed that it would not exercise its rights to repurchase equity held by Ms. Lyons under the stockholders agreement between Parent, Ms. Lyons and other parties thereto.

Millard Drexler

Under the terms of his Amended and Restated Employment Agreement, Mr. Drexler is entitled to certain payments and benefits through December 31, 2018 including : (i) a total of  $1,400,000 per annum in cash compensation paid directly to Mr. Drexler and $1,000,000 per annum to Drexler Ventures LLC, on behalf of Mr. Drexler, in accordance with the Company’s regular payroll practices, (ii) participation in any of the Company’s employee benefit plans made available to senior executives of the Company in accordance with the individual plan terms, (iii) a cash bonus with respect to fiscal 2017, pro-rated for the portion of the year in which he served as Chief Executive Officer, based on actual achievement of applicable performance objectives, (iv) acceleration of 2,006.8262 options held by Mr. Drexler to purchase stock of the Parent (v) reimbursement for reasonable costs of travel on his personal airplane at the Company’s request for Company business, (vi) a discount for him and his immediate family members on Company apparel and accessories at the then-effective employee discount rate, (vii) office space for his assistant until September 30, 2017, and (viii) reimbursement for legal fees incurred in negotiation of his amended employment agreement up to a total of $50,000.

Mr. Drexler will remain eligible for the benefits described above (other than continued participation in employee benefit plans) through December 31, 2018, whether or not he continues to serve as Chairman of the Board, subject to his continued compliance with the restrictive covenants described below. If Mr. Drexler’s employment as Chairman ends prior to December 31, 2018, other than due to his resignation from the Board, he will also receive a monthly payment through December 31, 2018 equal to the employer portion of medical insurance premiums for him and his eligible spouse and dependents. Mr. Drexler is bound by (i) a perpetual confidentiality restriction, (ii) non-solicitation and no-hire restrictions through December 31, 2018 and for an additional two years, and (iii) except with the advanced written consent of the Board (which may not be unreasonably withheld), a non-competition restriction through December 31, 2018 and for one year following the Effective Date that restricts him from association with any entity actively engaged in the retail apparel business in a geographic area in which the Company or any of its subsidiaries or affiliates engages in such business and has revenue of at least $100 million per year.

Equity Plan

None of the options to purchase shares of our common stock held by our Named Executive Officers and granted under our 2011 Equity Incentive Plan will vest solely because of a “change in control.” However, stock options and/or, except with respect to Mr. Brett and Mr. Nicholson, restricted shares granted to our Named Executive Officers under the plan may provide for the acceleration of the vesting schedule in the event of the termination by us of a Named Executive Officer’s employment without cause or the termination by the Named Executive Officer for good reason within two years following a change in control.  Unvested shares of restricted stock held by Mr. Nicholson will fully vest upon a change in control, unless cashed out, or assumed by the acquirer.

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

If any of the events described above had occurred on February 3, 2018 and the Committee exercised its discretion to cash-out each outstanding and unvested equity award (including performance-based awards) held by the Named Executive Officers as of such date, then each Named Executive Officer would have received an amount equal to the amount disclosed with respect to such Named Executive Officer in “Equity-Based Incentive Compensation” row of the tables below.  For purposes of this calculation, we have assumed that the value per share received in connection with such event would be equal to $0.04 per share for Class A common stock, which was the valuation of this class of stock on the last business day of our fiscal year 2017.

The following tables estimate the amounts that would be payable to our Named Executive Officers if their employment terminated on February 3, 2018 and a change in control occurred on such date.  Ms. Lyons’ employment with the Company has previously terminated and she will continue to receive the severance benefits described in a section above.

James Brett

	Termination by (i) Executive Without Good Reason or (ii) by Company for Cause(1)	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(2)		Death/ Disability		Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(2)
Cash Severance	—	$7,636,130	(3)	$6,424,630	(6)	—	$7,636,130	(3)
Equity-Based Incentive Compensation	—	$41,679	(4)	$11,740	(7)	—	$208,393	(8)
Other Benefits/ Tax Gross-Ups	—	$21,642	(5)	—		—	$21,642	(5)

(1)	Mr. Brett would be required to repay to the Company the portion of his signing bonus previously paid to him ($1,125,000).
(2)

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

(3)

Represents an amount equal to (i) continued payment of base salary ($1,250,000) for a period of 18 months following termination, (ii) a payment equal to 150% of Mr. Brett’s target annual bonus (which was $1,875,000 for fiscal 2017), (iii) the pro-rata portion of his annual bonus based on actual performance (with subjective goals treated as achieved at target) (which was $1,875,000 for fiscal 2017), and (iv) the unpaid portion of his signing bonus (totaling $1,875,000).

(4)

Represents an amount equal to the number of shares underlying of the time-vesting portion of Mr. Brett’s restricted stock awards as of February 3, 2018 that would have vested in the 18 months’ following the termination date multiplied by the valuation of the applicable class of common stock as of that date.  Should the applicable performance conditions be satisfied in the 12 months following the termination date, Mr. Brett would also be eligible for an amount equal to the number of shares underlying the performance-vesting portion of his restricted stock awards that would have vested had he remained employed through the date the performance conditions were satisfied.

(5)	Represents an amount equal to the Company’s total COBRA cost for Mr. Brett to continue coverage under the Company’s health insurance plan for 18 months.
(6)

Represents an amount equal to (i) the pro-rata portion of his annual bonus based on actual performance (with subjective goals treated as achieved at target) (which was $1,875,000 for fiscal 2017), (ii) the unpaid portion of his signing bonus (totaling $1,875,000), and (iii) a pro-rated portion of the Performance Incentive Bonus (pro-rated based on actual performance relative to the applicable performance goals, totaling $3,476,000).

(7)

Represents an amount equal to the prorated vesting of a portion of Mr. Brett’s unvested time-based restricted stock as of February 3, 2018 multiplied by the valuation of the applicable class of common stock as of that date.

(8)

Represents an amount equal to the number of shares underlying all of Mr. Brett’s unvested restricted stock as of February 3, 2018 multiplied by the valuation of the applicable class of common stock as of that date.

Vincent Zanna

	Qualified Termination by the Company (1)		Death/ Disability	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason
Cash Severance	$306,354	(2)	—	$306,354	(2)
Equity-Based Incentive Compensation	—		—	$0	(4)
Other Benefits/Tax Gross-Ups	$12,242	(3)	—	$12,242	(3)

(1)

The payment of severance of benefits is within the sole discretion of the Company and, if paid, would be subject to the Named Executive Officer’s execution of a valid general release of all claims against the Company.

(2)

The amount of severance benefits, if any, would be determined by the Company taking into account Mr. Zanna’s level and tenure with the Company, based on practices that may be in effect with respect to senior executives from time to time.  The stated amount represents an estimate of what would likely have been paid to Mr. Zanna had he terminated employment at the end of fiscal 2017, equal (i) continued payment of base salary ($475,000) for 29 weeks following termination of employment assuming that Mr. Zanna does not obtain other paid employment during that period and (ii) 50% of any annual cash incentive award he would have otherwise received for fiscal 2017 (which was $82,900 for fiscal 2017).

(3)

Represents an amount equal to the Company’s total COBRA cost for Mr. Zanna to continue coverage under the Company’s health insurance plan for 29 weeks assuming that Mr. Zanna did not obtain other employment during that period.

(4)

Represents an amount equal to the number of shares underlying all of Mr. Zanna’s unvested stock options as of February 3, 2018 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option. Because the exercise price of each stock option is above the assumed fair market value of $0.04 per share of common stock, no value would be attributable to Mr. Zanna’s unvested stock options.

Michael Nicholson

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non- Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability		Termination as a result of Company Notice of Non-Renewal	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$5,318,875	(2)	$2,818,875	(5)	—	$5,318,875	(2)
Equity-Based Incentive Compensation	—	$2	(3)	$0	(6)	—	$12	(7)
Other Benefits/ Tax Gross-Ups	—	$20,987	(4)	—		—	$20,987	(4)

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

(2)

Represents amount equal to (i) continued payment of base salary ($1,000,000) for one year following termination, (ii) an amount equal to Mr. Nicholson’s target annual cash incentive award ($1,000,000), (iii) the pro-rata annual cash incentive award for the fiscal year in which Mr. Nicholson’s termination of employment occurs (which was $317,925 for fiscal 2017), (iv) a $500,000 payment which represents Mr. Nicholson’s $1,000,000 retention bonus payment, minus the $500,000 payment previously made to him, and (v) an amount equal to his Transformation Incentive Plan award for the performance period ending on February 3, 2018 ($2,500,950) and for the following performance period based on actual performance (potential future TIP award has not been included as it is not estimable at this time).

(3)

Represents an amount equal to (a) the number of shares underlying Mr. Nicholson’s unvested time-based stock options as of February 3, 2018 that would have vested in the 12 months following the termination date, multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option and (b) the number of shares underlying Mr. Nicholson’s unvested time-based restricted stock as of February 3, 2018 that would have vested in the 12 months following the termination date. Should the applicable performance conditions be satisfied in the 6 months following the termination date, Mr. Nicholson would also be eligible for an amount equal to the number of shares underlying the performance-vesting portion of his restricted stock awards that would have vested had he remained employed through the date the performance conditions were satisfied. Because the exercise price of each stock option is above the assumed fair market value of $0.04 per share of common stock, no value would be attributable to Mr. Nicholson’s unvested stock options.

(4)

Represents an amount equal to the Company’s total COBRA cost for Mr. Nicholson to continue coverage under the Company’s health insurance plan for one year assuming that Mr. Nicholson did not obtain other employment during that period.

(5)

Represents amount equal to (i) the pro-rata annual cash incentive award for the fiscal year in which Mr. Nicholson’s termination of employment occurs (which was $317,925 for fiscal 2017), and (ii) an amount equal to his Transformation Incentive Plan award for the performance period ending on February 3, 2018 ($2,500,950) and for the following performance period based on actual performance (potential future TIP award has not been included as it is not estimable at this time).

(6)

Represents an amount equal to the prorated vesting of a portion of Mr. Nicholson’s unvested time-based restricted stock as of February 3, 2018 multiplied by the valuation of the applicable class of common stock as of that date.

(7)

Represents an amount equal to the number of shares underlying all of (a) Mr. Nicholson’s unvested stock options as of February 3, 2018 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option and (b) Mr. Nicholson’s unvested restricted stock as of February 3, 2018 multiplied by the valuation of the applicable class of common stock as of that date.  Because the exercise price of each stock option is above the assumed fair market value of $0.04 per share of common stock, no value would be attributable to Mr. Nicholson’s unvested stock options.

Libby Wadle

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non-Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal		Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$1,582,900	(2)	—	$1,582,900	(2)	$1,582,900	(2)
Equity-Based Incentive Compensation	—	—		—	—		$8	(3)
Other Benefits/Tax Gross-Ups	—	$20,923	(4)	—	$20,923	(4)	$20,923	(4)

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

(2)

Represents amount equal to (i) continued payment of base salary ($850,000) for one year following termination assuming that Ms. Wadle does not obtain other paid employment during that period and (ii) pro-rated lump sum payment of any annual cash incentive award that she would have otherwise received for fiscal 2017 (which was $732,900 for fiscal 2017).

(3)

Represents an amount equal to (a) the number of shares underlying all of Ms. Wadle’s unvested stock options as of February 3, 2018 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option and (b) Ms. Wadle’s unvested restricted stock as of February 3, 2018 multiplied by the valuation of the applicable class of common stock as of that date.  Because the exercise price of each stock option is above the assumed fair market value of $0.04 per share of common stock, no value would be attributable to Ms. Wadle’s unvested stock options.

(4)

Represents an amount equal to the Company’s total COBRA cost for Ms. Wadle to continue coverage under the Company’s health insurance plan for one year assuming that Ms. Wadle did not obtain other employment during that period.

Lynda Markoe

	Termination by (i) Executive Without Good Reason, (ii) by Executive’s Notice of Non- Renewal or (iii) by Company for Cause	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason(1)		Death/ Disability	Termination as a result of Company Notice of Non-Renewal		Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason(1)
Cash Severance	—	$1,194,750	(2)	—	$1,194,750	(2)	$1,194,750	(2)
Equity-Based Incentive Compensation	—	—		—	—		$4	(3)
Other Benefits/Tax Gross-Ups	—	$0	(4)	—	$0	(4)	$0	(4)

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

(2)

Represents amount equal to (i) continued payment of base salary ($600,000) for one year following termination (her severance period) assuming that Ms. Markoe does not obtain other paid employment during that period, (ii) an amount equal to Ms. Markoe’s target annual bonus (which was $450,000 for fiscal 2017), payable in equal monthly installments over her severance period, and (iii) pro-rated lump sum payment of any annual cash incentive award that she would have otherwise received for fiscal 2017 (which was $144,750 for fiscal 2017).

(3)

Represents an amount equal to (a) the number of shares underlying all of Ms. Markoe’s unvested stock options as of February 3, 2018 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option and (b) Ms. Markoe’s unvested restricted stock as of February 3, 2018 multiplied by the valuation of the applicable class of common stock as of that date.  Because the exercise price of each stock option is above the assumed fair market value of $0.04 per share of common stock, no value would be attributable to Ms. Markoe unvested stock options.

(4)

Represents an amount equal to the Company’s total COBRA cost for Ms. Markoe to continue coverage under the Company’s health insurance plan for one year assuming that Ms. Markoe did not obtain other employment during that period.

Millard Drexler

Termination for any reason prior to December 31, 2018(1)
Cash Severance	$1,710,747

(1)

Represents the remaining 11 month portion of a total of $2,400,000 in guaranteed cash payments under Mr. Drexler’s Amended and Restated Employment Agreement and $244,080 in earned but unpaid prorated bonus for fiscal 2017.  Mr. Drexler has signed a release of claims with respect to these payments and remains subject to applicable non-competition, non-solicitation and confidential information restrictions.

PAY RATIO

In accordance with the requirements of Item 402(u) of Regulation S-K (which we refer to as the “Pay Ratio Rule”), we are providing the following estimated information for 2017:

•	the median of the annual total compensation of all our employees (except our CEO) was $7,130;

•	the annual total compensation of our CEO was $4,278,000; and

•	the ratio of these two amounts is 600 to 1. We believe that this ratio is a reasonable estimate calculated in a manner consistent with the requirements of the Pay Ratio Rule.

Methodology for Identifying Our “Median Employee”

Identifying and Adjusting our Employee Population

To identify the median of the annual total compensation of all of our employees (other than our Chief Executive Officer), we first identified our total employee population from which we determined our “median employee”. We determined that, as of February 3, 2018, the last day in our fiscal year, our employee population consisted of approximately 12,400 individuals consisting of full-time, part-time, seasonal and temporary employees.

Determining our Median Employee

To identify our median employee from our total employee population, we calculated the annual total compensation of all employees by using total cash compensation paid during the fiscal year. We identified our “median employee” using this compensation measure, which was consistently applied to all our employees in the calculation.

Using the methodologies described above, we determined that our median employee was a part-time, hourly employee. The total compensation of the median employee was $7,130.

Determination of Annual Total Compensation of our Median Employee and our CEO

Once we identified our median employee, we then calculated such employee’s annual total compensation for 2017 using the same methodology we used for purposes of determining the annual compensation of our NEOs for 2017.

Our CEO’s annual total compensation for 2017 for purposes of the Pay Ratio Rule is equal to the amount reported in the “Total” column in the 2017 Summary Compensation Table.

SEC rules for identifying the median employee and calculating the pay ratio allow companies to apply various methodologies and apply various assumptions and, as a result, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies.

Director Compensation

The following table sets forth information regarding compensation for each of the Company’s non-management directors for fiscal 2017.  Messrs.  Coulter, Danhakl and Sokoloff are, and Ms. Wheeler was during most of 2017, representatives of our Sponsors.  As a result, these directors are not individually compensated by the Company.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
James Coulter	$—	$—	$—	$—	$—
John Danhakl	$—	$—	$—	$—	$—
Richard Feintuch	$125,000	$—	$—	$13,989	$138,989
Seth Farbman	$4,245	$—	$—	$—	$4,245
Chad Leat	$125,000	$—	$—	$13,131	$138,131
Jonathan Sokoloff	$—	$—	$—	$—	$—
Stephen Squeri	$125,000	$—	$—	$—	$125,000
Carrie Wheeler	$—	$—	$—	$—	$—

(1)	Reflects an annual cash retainer for service as a member of the Board. The amount for Mr. Farbman has been prorated based on partial year service.
(2)	No stock or option awards were granted for fiscal 2017.

Compensation of Directors for Fiscal 2017

Neither Mr. Brett nor the representatives of our Sponsors receive individual compensation from us for serving on the Board.  Mr. Brett received no additional compensation for his service as a director.  The compensation received by Mr. Brett for his service as our Chief Executive Officer during fiscal 2017 is included in the Summary Compensation Table included in this Form 10-K.  In exchange for services as a director in 2017, Mr. Squeri received an annual cash retainer of $125,000.  Each of Mr. Feintuch and Mr. Leat received a $125,000 annual retainer. The Company pays on behalf of Mr. Feintuch and Mr. Leat the travel expenses and legal fees related to their service on the Board.  In fiscal 2017, Mr. Feintuch received $858 in travel expenses and $13,131 towards legal fees, and Mr. Leat received $13,131 towards legal fees.

Each of our directors receives a discount on most merchandise in our stores and through our e-commerce business, which we believe is a common practice in the retail industry.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of the Board of the Company are Mr. Coulter, Mr. Sokoloff, and Ms. Wheeler.  None of these committee members were officers or employees of the Company during fiscal 2017, were formerly Company officers or had any relationship otherwise requiring disclosure.  There were no interlocks or insider participation between any member of the Board or compensation committee and any member of the Board or compensation committee of another company.

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

The following table describes the beneficial ownership of Parent’s Class A common stock and Series B Preferred Stock, as of March 27, 2018 by each person known to the Company to beneficially own more than five percent of Parent’s common stock, each director, each executive officer named in the “Summary Compensation Table,” and all directors and executive officers as a group. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of Class A common stock underlying options beneficially owned by that person that are exercisable within 60 days following March 27, 2018. The beneficial ownership percentages reflected in the table below are based on 112,729,916 shares of Parent’s Class A common stock, 192,245 shares of Parent’s Series A Preferred stock and 115,227.58 shares of Parent’s Series B Preferred stock outstanding as of March 27, 2018.

	Common Stock			Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficially Owned Class A Common Stock		Percent of Class A Common Stock	Amount and Nature of Beneficially Owned Series A Preferred		Percent of Series A	Amount and Nature of Beneficially Owned Series B Preferred		Percent of Series B
5% Shareholders(a)
Affiliates of TPG	63,148,857	(b)	56.02%	—		—	76,258.65	(c)	66.18%
Affiliates of LGP	23,747,144	(d)	21.07%	—		—	28,677.07	(e)	24.89%
Certain funds affiliated with Anchorage	4,487,968	(f)	3.98%	49,037	(f)	25.51%	—		—
Certain funds affiliated with GSO	7,859,319	(g)	6.97%	84,582	(g)	44.00%	—		—
Goldman Sachs	3,296,029	(h)	2.92%	31,379	(h)	16.32%	—		—

Directors and Executive Officers
James Coulter	63,148,857	(b)	56.02%	—		—	76,258.65	(c)	66.18%
Millard S. Drexler	7,725,549	(i)	6.85%	—		—	9,325.50	(j)	8.09%
John G. Danhakl	23,747,144	(k)	21.07%	—		—	28,677.07	(k)	24.89%
Jonathan D. Sokoloff	23,747,144	(l)	21.07%	—		—	28,677.07	(l)	24.89%
Stephen J. Squeri	63,595	(m)	*	—		—	76.81		*
Carrie Wheeler	—	(n)	*	—		—	—	(n)	*
Seth Farbman	—		—	—		—	—		—
Richard Feintuch	—		—	—		—	—		—
Chad Leat	—		—	—		—	—		—
James Brett	—		—	—		—	—		—
Jenna Lyons	311,123	(o)	*	—		—	374.87		*
Libby Wadle	155,390	(p)	*	—		—	187.43		*
Lynda Markoe	77,702	(q)	*	—		—	93.71		*
Michael Nicholson	180	(r)	*	—		—	—		—
Vincent Zanna	12	(s)	*	—		—	—		—
All Executive Officers and Directors as a Group	95,229,552		84.48%	—		—	114,994.05		99.80%

* Indicates less than one percent of stock.

Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting, dispositive and investment power with respect to the indicated shares of common stock beneficially owned by them. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o J.Crew Group, Inc. 770 Broadway, New York, NY 10003.

(a)

To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of any class of voting securities.  Information with respect to 5% holders of the Series A Preferred Stock is derived from our records as of the July 2017 exchange transaction and publicly available information may not be accurate in all respects.  Because no class of voting securities is registered pursuant to the Exchange Act, holders are not required to file any beneficial ownership reports with the Securities and Exchange Commission.  As a result, the shares and percentage ownership figures may not reflect the current ownership of Parent shares.

(b)

Represents 63,148,857 shares of Class A common stock of Chinos Holdings, Inc. (the “TPG Class A Stock”) held by TPG Chinos, L.P., a Delaware limited partnership (“TPG Chinos”), whose general partner is TPG Advisors VI, Inc., a Delaware corporation (“Advisors VI”). Messrs. James G. Coulter and David Bonderman are sole shareholders of Advisors VI and may therefore be deemed to beneficially own the TPG stock. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG stock held by Advisors VI except to the extent of their pecuniary interest therein. The address of Advisors VI and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(c)	Represents 76,258.65 shares of Series B Preferred Stock of Chinos Holdings, Inc. (the “TPG Series B Preferred Stock” and, together with the TPG Class A Stock, the “TPG Stock”) held by TPG Chinos.
(d)

Represents 17,906,503 shares of Class A common stock held by Green Equity Investors V, L.P., a Delaware limited partnership (“GEI V”), 5,371,519 shares of Class A common stock held by Green Equity Investors Side V, L.P., a Delaware limited partnership (“GEI Side”) and 469,122 shares of Class A common stock held by LGP Chino Coinvest LLC, a Delaware limited Liability Company (“LGP Chino Coinvest” and, together with GEI V and GEI Side, the “LGP Funds”). GEI Capital V, LLC, a Delaware limited liability company (“GEI Capital”), is the general partner of each of GEI V and GEI Side. GEI Capital may be deemed to have voting and dispositive power with respect to the 23,278,022 shares of Class A common stock held by GEI V and GEI Side. GEI Capital expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. LGP Associates V LLC, a Delaware limited liability company (“LGP Associates V”) is the manager of LGP Chino Coinvest. Peridot Coinvest Manager LLC, a Delaware limited partnership (“Peridot”) is the manager of  LGP Associates V. The sole member and manager of Peridot is Leonard Green & Partners, L.P., a Delaware limited partnership (“LGP”). LGP serves as the management company of GEI V and GEI Side. LGP may be deemed to have voting and dispositive power with respect to the 23,747,144 shares of Class A common stock held by the LGP Funds and Peridot may be deemed to have voting and dispositive power with respect to the 469,122 shares of Class A common stock held by LGP Chino Coinvest. LGP and Peridot expressly disclaim beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. The business address of each of the LGP Funds and LGP is c/o Leonard Green & Partners, 11111 Santa Monica Boulevard Suite 2000, Los Angeles, CA 90025.

(e)

Represents 21,623.91 shares of Series B Preferred stock held by GEI V, 6,486.65 shares of Series B Preferred stock held by GEI Side and 566.51 shares of Series B Preferred stock held by LGP Chino Coinvest. GEI Capital is the general partner of each of GEI V and GEI Side. GEI Capital may be deemed to have voting and dispositive power with respect to the 28,677.07 shares of Series B Preferred stock held by GEI V and GEI Side. GEI Capital expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. LGP Associates V is the manager of LGP Chino Coinvest. Peridot is the manager of LGP Associates V. The sole member and manager of Peridot is LGP. LGP is the manager of LGP Chino Coinvest and serves as the management company of GEI V and GEI Side. LGP may be deemed to have voting and dispositive power with respect to the 28,677.07 shares of Series B Preferred stock held by the LGP Funds and Peridot may be deemed to have voting and dispositive power with respect to the 566.51 of Series B Preferred Stock held by LGP Chino Coinvest. LGP and Peridot expressly disclaim beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein.

(f)

Represents (i) 4,445,086 shares of Class A common stock and 48,569 shares of Series A Preferred stock held by Anchorage Capital Master Offshore Ltd., a Cayman limited company (“Anchorage Offshore”) and (ii) 42,882 shares of Class A common stock and 468 shares of Series A Preferred stock held by PCI Fund LLC, a New York limited liability company (“PCI” and, together with Anchorage Offshore, the “Anchorage Funds”). Anchorage Capital Group, L.L.C., a Delaware limited liability company (“Anchorage”), is the investment manager of each of Anchorage Offshore and PCI. Anchorage Advisors Management, L.L.C., a Delaware limited liability company (“Anchorage Management”), is the sole managing member of Anchorage. Kevin M. Ulrich is the Chief Executive Officer of Anchorage and the senior managing member of Anchorage Management. The business address of each of the Anchorage Funds, Anchorage and Anchorage Management is 610 Broadway, 6th Floor, New York, NY 10012.

(g)

Represents (i) 1,618,652 shares of Class A common stock and 17,685 shares of Series A Preferred stock held by FS Global Credit Opportunities Fund, a Delaware limited partnership (“FSGCO”), (ii) 706,476 shares of Class A common stock and 7,718 shares of Series A Preferred stock held by GSO Credit-A Partners LP, a Delaware limited partnership (“GSO Credit-A”), (iii) 1,936,229 shares of Class A common stock and 21,156 shares of Series A Preferred stock held by GSO Credit Alpha Trading (Cayman) LP, a Cayman limited partnership (“GSO Credit Alpha”), (iv) 1,149,975 shares of Class A common stock and 11,281 shares of Series A Preferred stock held by GSO Special Situations Master Fund LP, a Cayman limited partnership (“GSO SSMF”), (v) 566,855 shares of Class A common stock and 6,193 shares of Series A Preferred stock held by GSO Palmetto Opportunistic Investment Partners LP, a Delaware limited partnership (“GSO Palmetto”), (vi) 703,125 shares of Class A common stock and 7,681 shares of Series A Preferred stock held by GSO Churchill Partners LP, a Cayman limited partnership (“GSO Churchill”), (vii) 382,505 shares of Class A common stock and 4,179 shares of Series A Preferred stock held by GSO Aiguille Des Grands Montets Fund I LP, a Canada limited partnership (“GSO ADGM I”), (viii) 297,293 shares of Class A common stock and 3,247 shares of Series A Preferred stock held by GSO Aiguille Des Grands Montets Fund II LP a Canada limited partnership (“GSO ADGM II”), (ix) 169,965 shares of Class A common stock and 1,856 shares of Series A Preferred stock held by GSO Aiguille Des Grands Montets Fund III LP, a Canada limited partnership (“GSO ADGM III”) and (x) 328,243 shares of Class A common stock and 3,586 shares of Series A Preferred stock held by GSO Harrington Credit Alpha Fund (Cayman) LP, a Cayman limited partnership (“GSO Harrington” and, together with FSGCO, GSO Credit-A, GSO Credit Alpha, GSO SSMF, GSO Palmetto, GSO Churchill, GSO ADGM I, GSO ADGM II and GSO ADGM III, the “GSO Funds”).

GSO Capital Partners LP, a Delaware limited partnership (“GSO”), manages, advises or sub-advises each of the GSO Funds. GSO Advisor Holdings L.L.C., a Delaware limited liability company, is a special limited partner of GSO with investment and voting power over the securities beneficially owned by GSO. Blackstone Holdings I L.P., a Delaware limited partnership, is the sole member of GSO Advisor Holdings L.L.C. Blackstone Holdings I/II GP Inc., a Delaware corporation, is the general partner of each of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. The Blackstone Group L.P., a Delaware limited partnership, is the controlling shareholder of Blackstone Holdings I/II GP Inc. Blackstone Group Management L.L.C., a Delaware limited liability company, is the general partner of The Blackstone Group L.P. Blackstone Group Management L.L.C. is controlled by Stephen A. Schwarzman, one of its founders. Each of Bennett J. Goodman and J. Albert Smith III is an executive of GSO. The business address of each of these entities (other than FSGCO) is c/o GSO 345 Park Avenue, 31st Floor, New York, NY 10154.

FS Global Advisor, LLC, a Delaware limited liability company (“FSGA”), is the investment adviser to FSGCO. Michael C. Forman is Chief Executive Officer and a Manager of FSGA. David J. Adelman is a Manager of FSGA. The business address of FSGCO and FSGA is 201 Rouse Boulevard, Philadelphia, PA 19112.

(h)

Represents 3,296,029 shares of Class A common stock and 31,285 shares of Series A Preferred stock held by Goldman Sachs & Co. LLC, a New York limited liability company (“Goldman Sachs & Co.”) and 94 shares of Series A Preferred stock held by Goldman Sachs International, a United Kingdom private company (“GS International,” and together with Goldman Sachs & Co., “Goldman Sachs”). Each of GS International and Goldman Sachs & Co. is a direct or indirect subsidiary of The Goldman Sachs Group, Inc., a New York corporation (“GS Group”). The business address of Goldman Sachs and GS Group is 200 West Street, New York, NY 10282.

(i)

Represents 2,540,646 shares of Class A common stock held by The Drexler Family Revocable Trust, 1,956,288 shares of Class A common stock held by The Drexler 2008 Family Trust f/b/o Alexander Fischman Drexler, 1,956,287 shares of Class A common stock held by The Drexler 2008 Family Trust f/b/o Katherine Elizabeth Fischman Drexler, 635,160 shares of Class A common stock held by The 2012 Drexler Family GST Trust f/b/o Katherine Drexler and 635,161 shares of Class A common stock held by The 2012 Drexler Family GST Trust f/b/o Alexander Drexler. Includes 2,007 shares of Class A common stock that Mr. Drexler has the right to acquire within 60 days of March 27, 2018 upon the exercise of stock options.

(j)

Represents 3,067.12  shares of Series B Preferred stock held by The Drexler Family Revocable Trust, 2,362.42 shares of Series B Preferred stock held by The Drexler 2008 Family Trust f/b/o Alexander Fischman Drexler, 2,362.42 shares of Series B Preferred stock held by The Drexler 2014 Family Trust No. 2 f/b/o Katherine Elizabeth Fischman Drexler, 766.78 shares of Series B Preferred stock held by The 2012 Drexler Family GST Trust f/b/o Katherine Drexler  and 766.78 shares of Series B Preferred stock held by The 2012 Drexler Family GST Trust f/b/o Alexander Drexler.

(k)

Mr. Danhakl is a Managing Partner of LGP, and by virtue of this and the relationships described in Footnotes (d) and (e) above, may be deemed to share voting and dispositive power with respect to the 23,747,144 shares of Class A common stock and 28,677.07 shares of Series B Preferred stock beneficially owned by the LGP Funds. Mr. Danhakl disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein. The business address of Mr. Danhakl is c/o Leonard Green & Partners, 11111 Santa Monica Boulevard Suite 2000, Los Angeles, CA 90025.

(l)

Mr. Sokoloff is a Managing Partner of LGP, and by virtue of this and the relationships described in Footnotes (d) and (e) above, may be deemed to share voting and dispositive power with respect to the 23,747,144 shares of Class A common stock and 28,677.07 shares of Series B Preferred stock beneficially owned by the LGP Funds. Mr. Sokoloff disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein. The business address of Mr. Sokoloff is c/o Leonard Green & Partners, 11111 Santa Monica Boulevard Suite 2000, Los Angeles, CA 90025.

(m)

Includes 63,591 shares of Class A common stock held by Mr. Squeri and 4 shares of Class A common stock that Mr. Squeri has the right to acquire within 60 days of March 27, 2018 upon the exercise of stock options.

(n)

Ms. Wheeler is a board appointee of TPG. Ms. Wheeler does not have voting or dispositive power over and disclaims beneficial ownership of the TPG Stock. The business address of Ms. Wheeler is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(o)

Includes 310,331 shares of Class A common stock held by Ms. Lyons and 792 shares of Class A common stock that Ms. Lyons has the right to acquire within 60 days of March 27, 2018 upon the exercise of stock options.

(p)

Includes 155,255 shares of Class A common stock held by Ms. Wadle and 135 shares of Class A common stock that Ms. Wadle has the right to acquire within 60 days of March 27, 2018 upon the exercise of stock options.

(q)

Includes 77,627 shares of Class A common stock held by Ms. Markoe and 75 shares of Class A common stock that Ms. Markoe has the right to acquire within 60 days of March 27, 2018 upon the exercise of stock options.

(r)

Includes 100 shares of Class A common stock held by Mr. Nicholson and 80 shares of Class A common stock that Mr. Nicholson has the right to acquire within 60 days of March 27, 2018 upon the exercise of stock options.

(s)	Includes 12 shares of Class A common stock that Mr. Zanna has the right to acquire within 60 days of March 27, 2018 upon the exercise of stock options.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreements

The Company has entered into each of a Principal Investors Stockholders’ Agreement (as amended and restated on July 13, 2017, the “Principal Investors Stockholders’ Agreement”) and a Management Stockholders’ Agreement (as amended and restated on July 13, 2017, the “Management Stockholders’ Agreement”) with the Sponsors, certain parent companies of the Company (including Parent), certain other stockholders of Parent party thereto and, with respect to the Management Stockholders’ Agreement, certain members of management party thereto including but not limited to Mss. Lyons, Markoe and Wadle and Mr. Nicholson (collectively, the “Stockholders Agreements”). These agreements contain arrangements among the parties thereto with respect to the business and affairs of the Company and the ownership of securities of Parent, including with respect to election of the Company’s directors and the directors of its parent companies, restrictions on the issuance or transfer of interests in the Company and its parent entities and other corporate governance provisions (including the right to approve various corporate actions).

Pursuant to the Stockholders Agreements, (i) the LGP Funds have the right to nominate, and have nominated, two directors to the Company’s Board, (ii) holders of the Series A Preferred Shares of Parent have the right to nominate, and have nominated, one director to the Company’s Board, (iii) Millard S. Drexler has been nominated to the Board and (iv) TPG has the right to set the size of the Board and nominate the remaining directors. Pursuant to the Amended and Restated Certificate of Incorporation of the Company as well as the Stockholders Agreements, each director nominated by TPG has four votes for purposes of any Board action and each other director has one vote for purposes of any Board action. All decisions of the Board require the approval of a majority of the voting power held by the directors appointed in accordance with the Stockholders Agreements. In addition, the Stockholders Agreements provide that certain significant transactions regarding the Company and its parent companies require the consent of the LGP Funds.

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

Agreements with the Sponsors

In connection with the Acquisition, we entered into a management services agreement (as amended and restated, the “Management Services Agreement”) with the Sponsors, and/or affiliates of the Sponsors if the Sponsors so choose (the “Managers”), Parent, Chinos Intermediate Holdings, A, Inc., Chinos Intermediate, Inc. and Chinos Intermediate Holdings B., Inc. (together with us, the “Companies”) pursuant to which Parent will provide us with certain management services until December 31, 2021, with evergreen one year extensions thereafter. The Management Services Agreement provides that  Parent will receive an aggregate annual retainer fee equal to the greater of 40 basis points of annual revenue and $8 million (in either case, the “Advisory Fee”) to be allocated as set forth in the Management Services Agreement. The Management Services Agreement provides that Parent will be entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions equal to customary fees charged by internationally-recognized investment banks for serving as financial advisor in similar transactions. The Management Services Agreement also provides for reimbursement for out-of-pocket expenses incurred by Parent or its designees arising out of the services provided in connection with Management Services Agreement.

The Management Services Agreement includes customary exculpation and indemnification provisions in favor of Parent, its designees and affiliates. The Management Services Agreement may be terminated by mutual agreement between the Companies and the holders of not less than 66% of the outstanding Series A Preferred shares of Parent, or upon an initial public offering or change of control unless Parent determines otherwise, in each case if no shares of Series A Preferred shares of Parent remain outstanding or if such shares are redeemed in full in connection with such initial public offering or change of control. In the event the Management Services Agreement is terminated, we expect to pay Parent or its designees all unpaid fees plus the sum of the net present values of the aggregate annual retainer fees that would have been payable with respect to the period from the date of termination until the expiration date in effect immediately prior to such termination.

On July 13, 2017, Parent and Sponsors entered into a new management services agreement (the “New Management Services Agreement”), pursuant to which the Sponsors provide Parent certain management services until December 21, 2021, with evergreen one year extensions thereafter.  The New Management Services Agreement provides that the Sponsors will receive an aggregate annual retainer fee equal to the Advisory Fee under the Management Services Agreement less the accrued cash dividend in an amount equal to 5% of the liquidation preference on the outstanding Series A Preferred Stock of the Parent. The New Management Services Agreement provides that the Sponsors will be entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions equal to customary fees charged by internationally-recognized investment banks for serving as financial advisor in similar transactions. The New Management Services Agreement also provides for reimbursement for reasonable out-of-pocket expenses incurred by the Sponsors or their designees after the consummation of the Acquisition.

The New Management Services Agreement includes customary exculpation and indemnification provisions in favor of the Sponsors, their designees and each of their respective affiliates. The New Management Services Agreement may be terminated by TPG, the Board of Directors of Parent, or upon an initial public offering or change of control unless TPG determines otherwise.

In the event the New Management Services Agreement is terminated, we expect Parent will pay the Sponsors or their designees all unpaid fees plus, solely in the event of a termination as a result of an initial public offering or a sale where the Sponsors or their designees continue to hold at least 10% of the equity securities of Parent and certain of its subsidiaries, the sum of the net present values of the aggregate annual retainer fees that would have been payable with respect to the period from the date of termination until three years after the date of such termination.

Transactions with Certain Beneficial Owners

As previously reported by the Company and as described elsewhere herein, we completed a private exchange offer pursuant to which $565.7 million aggregate principal amount of PIK Notes were exchanged for $249.6 million of Exchange Notes issued by J.Crew Brand, LLC and J.Crew Brand Corp. and shares of preferred and common stock of the Parent in July 2017. In connection with this exchange, certain holders of the PIK Notes became beneficial owners of more than five percent of Parent’s Series A Preferred Stock. The Anchorage Funds beneficially own approximately 25.81% of our Series A Preferred Stock. The Anchorage Funds received approximately 49,037 shares of Series A Preferred Stock, 4,487,968 shares of Class A Common Stock, and $64,522,000 in New Notes. The GSO Funds beneficially own approximately 45.19% of our Series A Preferred Stock. The GSO Funds received approximately 85,866 shares of Series A Preferred Stock, 7,859,319 shares of Class A Common Stock, and $112,982,000 in New Notes. Goldman Sachs is the beneficial owner of approximately 16.52% of our Series A Preferred Stock. Goldman Sachs received approximately 31,379 shares of Series A Preferred Stock, 2,872,073 shares of Class A Common Stock, and $41,290,000 in New Notes.

Indemnification of Directors and Officers; Directors’ and Officers’ Insurance

We have entered into indemnification agreements with each of our directors (the “Indemnification Agreements”). These Indemnification Agreements clarify and supplement indemnification provisions already contained in our Articles of Incorporation and Bylaws and, among other things, provide for indemnification of the director to the fullest extent permitted by the laws of the state of Delaware, advancement of legal fees and expenses in connection with legal proceedings, certain procedures for determining whether the director is entitled to indemnification and dispute resolution procedures. The form of Indemnification Agreement is attached as Exhibit 10.35 to this Annual Report on Form 10-K.

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

Private Aircraft

While serving as the Company’s Chief Executive Officer, Mr. Drexler traveled extensively for Company business, including for purposes of site visitations to the Company’s stores. For purposes of business efficiency, Mr. Drexler used his private airplane. Mr. Drexler’s airplane is owned by an entity which he controls. We pay an established charter rate to a third-party commercial aircraft operator for business use of his airplane. Mr. Drexler also has a fractional interest in a helicopter and we reimburse him for business use of the helicopter at an established rate. The Audit Committee has reviewed the terms of these arrangements to ensure they are at, or below, market and in the best interests of the Company. During fiscal 2017, we paid $340,000 pursuant to these arrangements.

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

During fiscal years 2017, 2016 and 2015, KPMG LLP served as our independent registered public accounting firm and in that capacity rendered an unqualified opinion on our consolidated financial statements as of and for the three years ended February 3, 2018.

The following table sets forth the aggregate fees billed by our independent registered public accounting firm in each of the last two fiscal years:

	Fiscal 2017	Fiscal 2016
Audit fees	$1,619,000	$1,326,000
Audit-related fees	—	—
Tax fees	131,000	132,000
Total fees	$1,750,000	$1,458,000

Audit Fees

These amounts represent fees billed or expected to be billed by KPMG LLP for professional services rendered for the audits of the Company’s annual financial statements for fiscal 2017 and fiscal 2016 and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q. These audit fees also include issuance of comfort letters to underwriters and lenders and statutory audits of foreign subsidiaries.

Audit-Related Fees

This amount represents fees billed by KPMG LLP for professional services rendered that were not included under “Audit Fees” or “Tax Fees.”

Tax Fees

This amount represents fees billed by KPMG LLP for professional services rendered in connection with sales and use tax compliance.

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

For fiscal 2017, the Audit Committee established fee limits on pre-approved services outside the scope of the pre-approved annual audit engagement of up to $300,000 in the aggregate for statutory audits or financial audits for subsidiaries of the Company; up to $20,000 for audits of the Company’s 401(k) Savings Plan; up to $150,000 for sales and use tax compliance; up to $25,000 in the aggregate for VAT compliance and indirect tax advice for certain foreign subsidiaries; and up to $250,000 for services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings and assistance in responding to SEC comment letters. All services provided to the Company by its independent auditors for fiscal years 2017 and 2016 were pre-approved by the Audit Committee.

The Audit Committee is governed by a written charter, which is available free of charge on the investor relations section of our website at www.jcrew.com or upon written request to the Secretary of the Company, J.Crew Group, Inc., 770 Broadway, New York, New York 10003. The Audit Committee held 4 meetings in fiscal 2017.

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

3.3

Certificate of Designation of Rights, Powers, Preferences, Qualifications, Limitations and Restrictions of New Series A Preferred Stock, adopted July 12, 2017. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 18, 2017.

3.4	Amended and Restated Bylaws of Chinos Holdings, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on July 18, 2017.

3.5

Certificate of Designation of Rights, Powers, Preferences, Qualifications, Limitations and Restrictions of New Series B Preferred Stock, adopted July 12, 2017. Incorporated by reference to Exhibit 3.3 to the Form 8-K filed on July 18, 2017.

3.6	Fourth Amended and Restated Certificate of Incorporation of Chinos Holdings, Inc., adopted July 12, 2017. Incorporated by reference to Exhibit 3.4 to the Form 8-K filed on July 18, 2017.

3.7

Certificate of Designation of Rights, Powers, Preferences, Qualifications, Limitations and Restrictions of Intercompany Preferred Stock, adopted July 12, 2017. Incorporated by reference to Exhibit 3.5 to the Form 8-K filed on July 18, 2017.

Instruments Defining Rights of Securityholders

4.1

First Supplemental Indenture, dated July 11, 2017, between Chinos Intermediate Holdings A, Inc. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 12, 2017.

4.2

New Exchange Notes Indenture, dated as of July 13, 2017, among J. Crew Brand, LLC, J. Crew Brand Corp., the guarantors party thereto and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 18, 2017.

4.3

New Money Notes Indenture, dated as of July 13, 2017, among J. Crew Brand, LLC, J. Crew Brand Corp., the guarantors party thereto and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 18, 2017.

4.4

New Exchange Notes Supplemental Guarantee, dated as of July 13, 2017, between Chinos Intermediate Holdings A, Inc. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on July 18, 2017.

4.5

New Money Notes Supplemental Guarantee, dated as of July 13, 2017, between Chinos Intermediate Holdings A, Inc. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on July 18, 2017.

4.6

New Exchange Notes Security Agreement, dated as of July 13, 2017, among J. Crew Brand, LLC, J. Crew Brand Corp., the guarantors party thereto and U.S. Bank National Association, as collateral agent. Incorporated by reference to Exhibit 4.5 to the Form 8-K filed on July 18, 2017.

4.7

New Money Notes Security Agreement, dated as of July 13, 2017, among J. Crew Brand, LLC, J. Crew Brand Corp., the guarantors party thereto and U.S. Bank National Association, as collateral agent. Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on July 18, 2017.

Exhibit No.	Document
4.8

Intercreditor Agreement, dated as of July 13, 2017, among J. Crew Brand, LLC, J. Crew Brand Corp., the guarantors party thereto and U.S. Bank National Association, as collateral agent and trustee for the holders of the New Exchange Notes and for the holders of the New Money Notes. Incorporated by reference to Exhibit 4.7 to the Form 8-K filed on July 18, 2017.

4.9

Call Right Agreement, dated as of July 13, 2017, between Wilmington Savings Fund Society, FSB, as administrative agent, and U.S. Bank National Association, as trustee for the holders of the New Exchange Notes and for the holders of the New Money Notes. Incorporated by reference to Exhibit 4.8 to the Form 8-K filed on July 18, 2017.

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

10.4

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

10.6

First Amendment to the Credit Agreement, dated as of October 11, 2012, by and among J.Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 15, 2012.

10.7

Second Amendment to Credit Agreement, dated as of March 5, 2014, by and among J. Crew Group, Inc., Bank of America, N.A., as administrative agent and collateral agent, and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 11, 2014.

10.8

Amended and Restated Credit Agreement, dated as of March 5, 2014, by and among J. Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and collateral agent, and each lender from time to time party thereto. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 11, 2014.

10.9

Third Amendment to Credit Agreement, dated as of December 10, 2014, by and among J. Crew Group, Inc., Bank of America, N.A., as administrative agent and collateral agent, and each lender party thereto.  Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 11, 2014.

10.10

Fourth Amendment to Credit Agreement (Incremental Amendment), dated as of December 17, 2015, by and among J.Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto.  Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 18, 2015.

10.11

Fifth Amendment to Credit Agreement and Consent to release of Mortgages, dated as of November 17, 2016, by and among J. Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto.  Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 22, 2016.

10.12	Restructuring Support Agreement, dated June 12, 2017. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 13, 2017.

10.13	Note Purchase Agreement, dated June 12, 2017. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 13, 2017.

Exhibit No.	Document
10.14

First Amendment, dated as of July 13, 2017, to the Amended and Restated Credit Agreement, dated as of March 5, 2014, by and among J. Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and collateral agent, and each lender from time to time party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 18, 2017.

10.15

Trademark License Agreement by and among J.Crew Group, Inc., Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.16

Amended and Restated IP License Agreement, dated as of July 13, 2017, among J. Crew International, Inc., J. Crew Domestic Brand, LLC and J. Crew Operating Corp. (solely in its capacity as payor on behalf of J. Crew International, Inc.). Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 18, 2017.

10.17

2017 IP License Agreement, dated as of July 13, 2017, among J. Crew International, Inc., J. Crew Domestic Brand, LLC and J. Crew Operating Corp. (solely in its capacity as payor on behalf of J. Crew International, Inc.). Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 18, 2017.

10.18

Employment Agreement by and among J.Crew Group, Inc., Chinos Holdings, Inc. and Millard S. Drexler dated as of March 7, 2011. Incorporated by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2011.

10.19	Amended and Restated Employment Agreement, dated July 15, 2010, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on September 3, 2010.

10.20	Special Bonus Agreement, dated April 15, 2013, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 16, 2013.

10.21	Letter Agreement, dated November 28, 2011, between J.Crew Group, Inc. and Libby Wadle. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 29, 2011.

10.22	Letter Agreement, dated December 3, 2015, between J.Crew Group, Inc. and Michael J. Nicholson. Incorporated by reference to Exhibit 10.20 to Form 10-K filed March 17, 2016.

10.23

Non-Disclosure, Non-Solicitation and Non-Competition and Dispute Resolution Agreement, dated January 22, 2013, between the Company and Joan Durkin. Incorporated by reference to Exhibit 10.20 to the Form 10-K filed on March 17, 2015.

10.24	Long Term Incentive Bonus Agreement, dated June 9, 2014, between J.Crew Group, Inc. and Lynda Markoe. Incorporated by reference to Exhibit 10.21 to the Form 10-K filed on March 17, 2015.

10.25	Long Term Incentive Bonus Agreement, dated May 11, 2015, between J.Crew Group, Inc. and Joan Durkin. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on June 4, 2015.

10.26	Separation Agreement and General Release, dated April 4, 2017, between J.Crew Group, Inc. and Jenna Lyons. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on June 12, 2017.

10.27	Letter Agreement, dated May 31, 2017, between J.Crew Group, Inc. and James Brett. Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on June 12, 2017.

10.28	Amended and Restated Employment Agreement, dated July 7, 2017, between J.Crew Group, Inc. and Millard Drexler. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 23, 2017.

10.29	Amendment to Letter Agreement, dated August 2, 2017, between J.Crew Group, Inc. and Michael J. Nicholson. Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 23, 2017.

10.30	Letter Agreement, dated September 14, 2017, between J.Crew Group, Inc. and Lynda Markoe. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 21, 2017.

10.31	Letter Agreement, dated February 12, 2018, between J.Crew Group, Inc. and Adam Brotman. *

10.32	Non-disclosure, Non-solicitation, Non-competition, Work Product Ownership and Dispute Resolution Agreement, dated February 14, 2018, between J.Crew Group, Inc. and Adam Brotman. *

10.33	Letter Agreement, dated March 23, 2018, between J.Crew Group, Inc. and Vincent Zanna. *

10.34	J.Crew Group, Inc. 2017 Transformation Incentive Plan, adopted June 12, 2017. Incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on June 12, 2017.

10.35

Form of Indemnification Agreement between Chinos Holdings, Inc., Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Intermediate Inc., J.Crew Group, Inc. and the directors thereof. †

Exhibit No.	Document
10.36

Amended and Restated Management Services Agreement, dated as of July 13, 2017, among Chinos Holdings, Inc., Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Intermediate, Inc., J. Crew Group, Inc. Incorporated by reference to Exhibit 4.11 to the Form 8-K filed on July 18, 2017.

10.37

Management Services Agreement, dated as of July 13, 2017, among TPG Capital, L.P., Leonard Green & Partners, L.P., and Chinos Holdings, Inc. Incorporated by reference to Exhibit 4.12 to the Form 8-K filed on July 18, 2017.

10.38

Amended and Restated Principal Investors Stockholders’ Agreement, dated as of July 13, 2017, among Chinos Holdings, Inc., Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Intermediate, Inc., J. Crew Group, Inc., TPG Chinos, L.P., TPG Chinos Co-Invest, L.P., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Chino Coinvest LLC and the other stockholders party thereto. Incorporated by reference to Exhibit 4.9 to the Form 8-K filed on July 18, 2017.

10.39

Amended and Restated Management Stockholders’ Agreement, dated as of July 13, 2017, among Chinos Holdings, Inc., Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Intermediate, Inc., J. Crew Group, Inc., TPG Chinos, L.P., TPG Chinos Co-Invest, L.P., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Chino Coinvest LLC and the other stockholders party thereto. Incorporated by reference to Exhibit 4.10 to the Form 8-K filed on July 18, 2017.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 3, 2018 and January 28, 2017, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended February 3, 2018, January 28, 2017 and January 30, 2016, (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended February 3, 2018, January 28, 2017 and January 30, 2016, (iv) the Consolidated Statements of Cash Flows for the years ended February 3, 2018, January 28, 2017and January 30, 2016, and (v) the Notes to the Consolidated Financial Statements.†

†Filed herewith.

*Furnished herewith

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.CREW GROUP, INC.
Date: March 27, 2018	By:	/s/ James Brett
James Brett Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 22, 2018.

Signature	Title

/s/ James Brett	Chief Executive Officer and a Director
James Brett	(Principal Executive Officer)

/s/ Vincent Zanna	Chief Financial Officer and Treasurer
Vincent Zanna	(Principal Financial Officer)

/s/ JEREMY BROOKS	Chief Accounting Officer
Jeremy Brooks	(Principal Accounting Officer)

*	Director
James Coulter

*	Director
John Danhakl

*	Director
Millard Drexler

*	Director
Seth Farbman

*	Director
Richard Feintuch

*	Director
Chad Leat

*	Director
Jonathan Sokoloff

*	Director
Carrie Wheeler

*By:	/s/ Vincent Zanna
Vincent Zanna
Attorney-in-Fact

J.Crew Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

J.Crew Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of J.Crew Group, Inc. and subsidiaries (the “Company”) as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the three‑year period ended February 3, 2018, and the related notes and financial statement schedule II – Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

New York, New York

March 27, 2018

J.CREW GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	February 3, 2018	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$107,066	$132,226
Merchandise inventories, net	292,489	314,492
Prepaid expenses and other current assets	83,228	59,494
Refundable income taxes	5,807	8,247
Total current assets	488,590	514,459
Property and equipment, at cost	555,351	642,339
Less accumulated depreciation	(265,910)	(280,152)
Property and equipment, net	289,441	362,187
Intangible assets, net	308,702	450,204
Goodwill	107,900	107,900
Other assets	6,374	6,207
Total assets	$1,201,007	$1,440,957
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$232,480	$194,494
Other current liabilities	167,113	157,141
Interest payable	21,914	7,977
Due to Parent	38,210	33,462
Current portion of long-term debt	15,670	15,670
Total current liabilities	475,387	408,744
Long-term debt, net	1,697,812	1,494,490
Lease-related deferred credits, net	117,688	132,566
Deferred income taxes, net	29,486	148,200
Other liabilities	30,168	43,168
Total liabilities	2,350,541	2,227,168
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	733,071	980,368
Accumulated other comprehensive loss	(2,603)	(11,536)
Accumulated deficit	(1,880,002)	(1,755,043)
Total stockholders’ deficit	(1,149,534)	(786,211)
Total liabilities and stockholders’ deficit	$1,201,007	$1,440,957

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

	For the Year Ended
	February 3, 2018(a)	January 28, 2017	January 30, 2016
Revenues:
Net sales	$2,270,190	$2,359,622	$2,447,692
Other	99,928	65,840	58,135
Total revenues	2,370,118	2,425,462	2,505,827
Cost of goods sold, including buying and occupancy costs	1,477,943	1,550,185	1,610,256
Gross profit	892,175	875,277	895,571
Selling, general and administrative expenses	870,950	818,546	834,137
Impairment losses	141,187	7,752	1,381,642
Income (loss) from operations	(119,962)	48,979	(1,320,208)
Interest expense, net	110,513	79,359	69,801
Loss on refinancings	—	435	—
Loss before income taxes	(230,475)	(30,815)	(1,390,009)
Benefit for income taxes	(105,516)	(7,301)	(147,333)
Net loss	$(124,959)	$(23,514)	$(1,242,676)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	6,537	6,387	74
Unrealized gain (loss) on cash flow hedges, net of tax	693	449	(7,012)
Foreign currency translation adjustments	1,703	(1,581)	200
Comprehensive loss	$(116,026)	$(18,259)	$(1,249,414)

(a)	Consists of 53 weeks.

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except shares)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	capital	deficit	loss	(deficit)
Balance at January 31, 2015	1,000	$—	$1,014,930	$(488,853)	$(10,053)	$516,024
Net loss	—	—	—	(1,242,676)	—	(1,242,676)
Share-based compensation	—	—	2,580	—	—	2,580
Dividend and contribution to Parent	—	—	(38,177)	—	—	(38,177)
Reclassification of realized losses on cash flow hedges, net of tax of $47, to earnings	—	—	—	—	74	74
Unrealized loss on cash flow hedges, net of tax of $4,483	—	—	—	—	(7,012)	(7,012)
Foreign currency translation adjustments	—	—	—	—	200	200
Balance at January 30, 2016	1,000	—	979,333	(1,731,529)	(16,791)	(768,987)
Net loss	—	—	—	(23,514)	—	(23,514)
Share-based compensation	—	—	1,035	—	—	1,035
Reclassification of realized losses on cash flow hedges, net of tax of $4,083, to earnings	—	—	—	—	6,387	6,387
Unrealized gain on cash flow hedges, net of tax of $287	—	—	—	—	449	449
Foreign currency translation adjustments	—	—	—	—	(1,581)	(1,581)
Balance at January 28, 2017	1,000	—	980,368	(1,755,043)	(11,536)	(786,211)
Net loss	—	—	—	(124,959)	—	(124,959)
Share-based compensation	—	—	2,299	—	—	2,299
Non-cash contribution to Parent in connection with Exchange Offer	—	—	(249,596)	—	—	(249,596)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	6,537	6,537
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	693	693
Foreign currency translation adjustments	—	—	—	—	1,703	1,703
Balance at February 3, 2018	1,000	$—	$733,071	$(1,880,002)	$(2,603)	$(1,149,534)

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(124,959)	$(23,514)	$(1,242,676)
Adjustments to reconcile to cash flows from operating activities:
Impairment losses	141,187	7,752	1,381,642
Depreciation of property and equipment	101,288	109,503	103,966
Reclassification of hedging losses to earnings	10,717	10,470	119
Amortization of intangible assets	9,086	10,540	15,559
Amortization of deferred financing costs and debt discount	6,128	5,021	5,030
Share-based compensation	2,299	1,035	2,580
Loss on sale of property	526	—	—
Loss on refinancings	—	435	—
Foreign currency transaction (gains) losses	(1,411)	(1,539)	2,027
Deferred income taxes	(123,276)	(5,140)	(151,232)
Changes in operating assets and liabilities:
Merchandise inventories, net	22,562	57,798	(5,351)
Prepaid expenses and other current assets	(23,340)	5,989	(4,265)
Other assets	184	741	(701)
Accounts payable and other liabilities	40,379	(62,965)	16,910
Federal and state income taxes	1,536	21,707	11,945
Net cash provided by operating activities	62,906	137,833	135,553
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,678)	(80,140)	(103,657)
Proceeds from sale of property	2,530	—	—
Net cash used in investing activities	(37,148)	(80,140)	(103,657)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from New Notes, net of discount	94,090	—	—
Proceeds from New Term Loan Borrowings, net of discount	29,400	—	—
Repayments pursuant to the Term Loan amendment	(150,456)	—	—
Cost paid in connection with refinancings of debt	(5,740)	(1,099)	(137)
Quarterly principal repayments of Term Loan Facility	(19,588)	(11,753)	(15,670)
Dividend and contribution to Parent	—	—	(38,177)
Net cash used in financing activities	(52,294)	(12,852)	(53,984)
Effect of changes in foreign exchange rates on cash and cash equivalents	1,376	(427)	(1,197)
Increase (decrease) in cash and cash equivalents	(25,160)	44,414	(23,285)
Beginning balance	132,226	87,812	111,097
Ending balance	$107,066	$132,226	$87,812
Supplemental cash flow information:
Income taxes paid	$1,610	$1,245	$1,328
Interest paid	$89,059	$72,558	$73,923
Non-cash contribution to Parent in connection with Exchange Offer	$249,596	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

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

(b) Business

The Company designs, contracts for the manufacture of, markets and sells women’s, men’s and children’s apparel, shoes and accessories under the J.Crew and Madewell brand names. The Company’s products are marketed primarily in the United States, Canada, the United Kingdom and Hong Kong through its retail and factory stores, its websites and select third-party resellers.

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

(c) Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years 2017, 2016, and 2015 ended on February 3, 2018, January 28, 2017, and January 30, 2016, respectively. Fiscal year 2017 consisted of 53 weeks and fiscal years 2016 and 2015 each consisted of 52 weeks.

(d) Use of Estimates in the Preparation of Financial Statements

Management is required to make estimates and assumptions about future events in preparing financial statements in conformity with generally accepted accounting principles (“GAAP”). These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses at the date of the consolidated financial statements. While management believes that past estimates and assumptions have been materially accurate, current estimates are subject to change if different assumptions as to the outcome of future events are made. Management evaluates estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on reasonable factors. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying consolidated financial statements.

(e) Revenue Recognition

Revenue is recognized at the point of sale in the stores and at an estimated date of receipt by a customer in the e-commerce business. Prices for all merchandise are listed in the Company’s websites are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return. In the wholesale business, revenue is recognized at the time ownership is transferred to a third-party reseller. The Company accrues a sales return allowance for estimated returns of merchandise that will occur subsequent to the balance sheet date, but relate to sales prior to the balance sheet date. The Company presents taxes collected from customers and remitted to governmental authorities on a net basis on the consolidated statements of operations and comprehensive loss.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

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

Amounts billed to customers for shipping and handling fees are recorded in other revenues. Other revenues also include (i) revenues from third-party resellers, which amounted to $62,092 in fiscal 2017, $29,107 in fiscal 2016, and $24,088 in fiscal 2015, and (ii) income from unredeemed gift cards, estimated based on Company specific historical trends, which amounted to $4,359 in fiscal 2017, $5,208 in fiscal 2016, and $4,539 in fiscal 2015.

(f) Merchandise Inventories, net

Merchandise inventories, net are stated at the lower of average cost or net realizable value. The Company capitalizes certain design, purchasing and warehousing costs in inventory and these costs are included in cost of goods sold as the inventories are sold.

(g) Advertising and Catalog Costs

Direct response advertising, which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. Amortization of capitalized advertising costs is computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which is approximately two months. Deferred catalog costs, included in prepaid expenses and other current assets, as of February 3, 2018 and January 28, 2017 were $2,943 and $4,789, respectively. Catalog costs, which are reflected in selling, general and administrative expenses, were $28,797 in fiscal 2017, $41,268 in fiscal 2016, and $48,533 in fiscal 2015.

All other advertising costs, which are expensed as incurred, were $74,924 in fiscal 2017, $63,427 in fiscal 2016, and $71,095 in fiscal 2015.

(h) Lease-Related Deferred Credits

Rental payments under operating leases are charged to expense on a straight-line basis after consideration of rent holidays, step rent provisions and escalation clauses. Differences between rental expense, which is recognized from the date of possession, and actual rental payments are recorded as deferred rent and included in deferred credits.

The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $70,390 and $83,028 at February 3, 2018 and January 28, 2017, respectively.

Additionally, in connection with the Acquisition, the Company recorded liabilities for unfavorable lease commitments, which are amortized on a straight-line basis over the remaining lease life, which aggregated to $1,728 and $4,733 at February 3, 2018 and January 28, 2017, respectively.

(i) Share-Based Compensation

The fair value of time-based employee awards is recognized as compensation expense on a straight line basis over the requisite service period of the award. The fair value of restricted stock, which vests when specified levels of profitability as measured by the Company are met, will not be recognized until such event is deemed probable. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividend yield. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. See note 5 for more information regarding share-based awards.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

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

(k) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. Charges for impairment of long-lived assets were $11,387 in fiscal 2017, $7,752 in fiscal 2016 and $4,522 in fiscal 2015. See notes 4 and 10 for more information regarding impairment of long-lived assets.

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

(n) Cash and Cash Equivalents

The Company considers all highly liquid marketable securities, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $65,667 and $96,450 at February 3, 2018 and January 28, 2017, respectively, are stated at cost, which approximates fair market value.

(o) Operating Expenses

Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations, and all shipping and handling and delivery costs.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily administrative payroll, store expenses other than occupancy costs, depreciation and amortization, catalog production and mailing costs, certain warehousing expenses (aggregating to $42,350 in fiscal 2017, $40,841 in fiscal 2016 and $44,164 in fiscal 2015) and credit card fees.

(p) Deferred Financing Costs

Deferred financing costs are amortized over the term of the related debt agreements. The amortization is included in interest expense, net.

(q) Goodwill and Intangible Assets

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

Indefinite-lived intangible assets, such as the J.Crew trade name and goodwill, are not subject to amortization. The Company assesses the recoverability of indefinite-lived intangibles whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its fair value. Definite-lived intangibles, such as the Madewell trade name and favorable lease commitments, are amortized on a straight line basis over their useful life or remaining lease term. See note 4 for more information regarding goodwill and intangible assets of the Company.

The Company assesses the recoverability of goodwill at the reporting unit level, which consists of its operating segments, J.Crew and Madewell, of which only Madewell has goodwill. In this assessment, the Company first compares the estimated enterprise fair value of the Madewell reporting unit to its recorded carrying value. The Company estimates the enterprise fair value based on a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach. If the recorded carrying value of the Madewell reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which the Company allocates the enterprise fair value to the fair value of the Madewell’s net assets. The second step of the impairment testing process requires, among other things, estimates of fair values of substantially all of the Company’s tangible and intangible assets. Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for Madewell. If the recorded goodwill balance for Madewell exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value. See note 4 for more information regarding impairment of goodwill and intangible assets.

(r) Dividends

Dividends are recorded at the declaration date as a reduction of retained earnings included in stockholders’ equity (deficit). If the amount of the dividend exceeds retained earnings, the dividend is recorded as a reduction of additional paid-in capital.

(s) Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while revenue and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive loss within stockholders’ equity (deficit). As of February 3, 2018 and January 28, 2017, foreign currency translation adjustments resulted in accumulated gains of $1,703 and accumulated losses of $1,581, respectively. Foreign currency transaction gains (losses) included in operating results were $1.4 million in fiscal 2017, $1.5 million in fiscal 2016 and $(2.0) million in fiscal 2015.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

(t) Derivative Financial Instruments

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

(u) Reclassification

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

o

$249,596,000 aggregate principal amount of 13% Senior Secured Notes due 2021 issued by J.Crew Brand, LLC and J.Crew Brand Corp. (the “Exchange Notes”), which are secured primarily by the U.S. intellectual property assets held by J.Crew Domestic Brand, LLC (“IPCo”);

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

o	the repayment of $150.5 million principal amount of term loans then outstanding under the Term Loan Facility;
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

o

the issuance of $97.0 million aggregate principal amount of an additional series of 13% Senior Secured Notes due 2021 by J.Crew Brand, LLC and J.Crew Brand Corp. (the “New Money Notes” and, together with the Exchange Notes, the “New Notes”), subject to the same terms and conditions as the Exchange Notes, for cash at a 3% discount, subject to the terms of the note purchase agreement, dated June 12, 2017, the proceeds of which were loaned on a subordinated basis to the Company and were applied, in part, to finance the repayment of the $150.5 million principal amount of term loans referenced above; and

o

the raising of additional borrowings under the Term Loan Facility of $30.0 million (at a 2% discount) provided by the Company’s Sponsors (the “New Term Loan Borrowings”), the net proceeds of which were also applied, in part, to finance the repayment of the $150.5 million principal amount of term loans referenced above.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

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

The Company recorded an expense of $9.7 million in fiscal 2017, $10.0 million in fiscal 2016, and $10.3 million in fiscal 2015 for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

4. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Loyalty Program and Customer Lists	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at January 30, 2016	$433	$14,208	$61,842	$4,266	$379,995
Amortization expense	(433)	(5,568)	(4,100)	(439)	—
Balance at January 28, 2017	$—	$8,640	$57,742	$3,827	$379,995
Amortization expense	—	(4,728)	(4,100)	(257)	—
Impairment losses	—	—	—	(2,060)	(129,800)
Effect of changes in foreign exchange rates	—	—	—	(557)	—
Balance at February 3, 2018	$—	$3,912	$53,642	$953	$250,195
Total accumulated amortization or impairment losses at February 3, 2018	$(27,010)	$(57,098)	$(28,358)	$(3,864)	$(635,105)

Estimated amortization expense of intangible assets for the next five fiscal years is as follows: $7 million in fiscal 2018, $5 million in fiscal 2019, $4 million in fiscal 2020, $4 million in fiscal 2021, and $4 million in fiscal 2022.

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

The impairment losses were the result of the write-down of the following assets:

	For the Year Ended February 3, 2018	For the Year Ended January 28, 2017	For the Year Ended January 30, 2016
Goodwill allocated to the J.Crew reporting unit	$—	$—	$1,016,815
Intangible asset related to the J.Crew trade name	129,800	—	360,305
Long-lived assets (see note 10)	11,387	7,752	4,522
Impairment losses	$141,187	$7,752	$1,381,642

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

The carrying value of goodwill of $107.9 million relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit, which has previously recorded accumulated impairment losses of $1,579.0 million.

5. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

On March 4, 2011, the Parent adopted the Chinos Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). On July 13, 2017, in connection with a debt exchange and refinancing, the Parent completed a recapitalization of its outstanding equity. The recapitalization resulted in, among other things, a reverse stock split of the shares of common stock underlining the share-based awards issued by the Company. The reverse stock split of 10,000-to-1 resulted in (i) a substantial decrease in number of authorized awards from 91,740,627 shares to 9,174 shares, and (ii) a substantial increase in the exercise price of $0.10 to $1,000 per share.  The total unrecognized compensation cost of $0.2 million associated with the split-adjusted awards is not material to the financial statements. The related disclosures associated with the split-adjusted awards are not meaningful or material, and have been omitted from this footnote.

The recapitalization included (i) the issuance of preferred stock of the Parent, including an authorization for equity awards to be granted up to 20,000 shares and (ii) the issuance of additional shares of common stock of the Parent, including an authorization for equity awards to be granted up to 13,003,295 shares. Additionally, on October 3, 2017, the Company authorized additional awards of 5,209,823 shares to be granted its Chief Executive Officer in accordance with an employment agreement. The following disclosures are presented with respect to the newly authorized share-based awards only.

A summary of the shares available for grant as stock options or other share-based awards, as adjusted for the reverse stock split where appropriate, is as follows:

	Common Stock Awards	Preferred Stock Awards
Available for grant at January 28, 2017	363	—
Authorized	18,213,118	20,000
Granted	(5,209,878)	—
Forfeited and available for reissuance	15,046	—
Available for grant at February 3, 2018	13,018,649	20,000

Restricted Stock

In fiscal 2017, the Company issued 5,209,823 shares of restricted stock, of which 2,604,911 shares vest over the requisite service periods of one to five years and 2,604,912 shares vest when certain performance conditions are met. The fair value of the restricted stock grant was zero.

A summary of restricted stock activity under the 2011 Plan, as adjusted for the reverse stock split, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 28, 2017	29,102	$—
Granted	5,209,823	$—
Vested	(14,212)	$—
Forfeited	(14,190)	$—
Outstanding at February 3, 2018	5,210,523	$—

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

6. Property and Equipment

A summary of property and equipment, net is as follows:

	February 3, 2018	January 28, 2017
Land	$3,361	$3,784
Buildings and improvements	27,678	29,320
Fixtures and equipment	232,731	274,268
Leasehold improvements	282,643	319,510
Asset retirement obligations	—	210
Construction in progress	8,938	15,247
	555,351	642,339
Less accumulated depreciation and amortization	(265,910)	(280,152)
	$289,441	$362,187

7. Other Current Liabilities

A summary of other current liabilities is as follows:

	February 3, 2018	January 28, 2017
Customer liabilities	$39,621	$41,968
Accrued compensation	33,201	19,644
Reserve for sales returns	10,602	11,157
Deferred revenue	7,826	6,950
Taxes, other than income taxes	5,646	3,764
Accrued occupancy	1,489	2,005
Other, primarily accrued operating expenses	68,728	71,653
	$167,113	$157,141

8. Long-term Debt and Credit Agreements

A summary of long-term debt is as follows:

	February 3, 2018	January 28, 2017
Term Loan Facility	$1,388,258	$1,527,825
New Notes	346,596	—
Less: current portion	(15,670)	(15,670)
Less: deferred financing costs	(14,879)	(13,095)
Less: discount	(6,493)	(4,570)
Long-term debt, net	$1,697,812	$1,494,490
Borrowings under the ABL Facility	$—	$—

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

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

On February 3, 2018, standby letters of credit were $44.3 million, excess availability, as defined, was $271.4 million, and there were no borrowings outstanding. Average short-term borrowings under the ABL Facility were $9.1 million and $10.2 million in fiscal 2017 and fiscal 2016, respectively.

Demand Letter of Credit Facility

The Company has an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On February 3, 2018, outstanding documentary letters of credit were $16.6 million, and availability under this facility was $3.4 million.

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

Interest Rate.  Initial borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin (which, in the case of the Amended Loans, was increased by 22 basis points) plus, at Group’s option, either (a) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00%. New Term Loan Borrowings bear interest at 9% per annum payable in cash plus 3% per annum payable in kind.

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 5.02% on February 3, 2018. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at February 3, 2018.

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

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

All obligations under the Term Loan Facility are unconditionally guaranteed by Group’s immediate parent and the subsidiary guarantors (which do not include IPCo, J.Crew Brand, LLC, J.Crew Brand Corp., J.Crew International Brand, LLC and J.Crew Brand Intermediate, LLC, which are designated as unrestricted subsidiaries under the Term Loan Facility) and are secured, subject to certain exceptions, by substantially all of Group’s assets and the assets of Group’s immediate parent and the subsidiary guarantors, including, in each case subject to customary exceptions and exclusions:

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

•

a first-priority security interest in substantially all of Group’s immediate parent’s, Group’s and the subsidiary guarantor’s other tangible and intangible assets (other than the assets described in the following bullet point), including substantially all of the Company’s real property, and designated deposit accounts containing solely the proceeds of collateral with respect to which the obligations under the Term Loan Facility have a first-priority security interest; and

•	a second-priority security interest in Current Asset Collateral.

The Term Loan Facility includes restrictions on Group’s ability and the ability of Group’s immediate parent and certain of Group’s subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends (including to the Parent) on, or redeem or repurchase, capital stock, make certain acquisitions, dispositions or investments, materially change the business of the Company, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company.

Beginning with the fiscal quarter ending on or about November 2, 2019, under the Term Loan Facility, the Company is subject to a maximum total leverage ratio tested as of the last day of each fiscal quarter. The credit agreement governing the Term Loan Facility also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including without limitation, a cross-default according to the terms of any indebtedness with an aggregate principal amount of $35 million or more. If an event of default occurs under the Term Loan Facility, the lenders may declare all amounts outstanding under the Term Loan Facility immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the Term Loan Facility to be sold.

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

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

Interest Expense

A summary of the components of interest expense is as follows:

	For the Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Term Loan Facility	$66,137	$62,027	$62,660
New Notes	24,656	—	—
Realized hedging losses	10,717	10,472	218
Amortization of deferred financing costs and debt discount	6,128	5,021	5,030
Other, net of interest income of $347, $67 and $180	2,875	1,839	1,893
Interest expense, net	$110,513	$79,359	$69,801

9. Derivative Financial Instruments

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2).  Liabilities for interest rate swaps, included in other liabilities, were $4.3 million and $18.6 million at February 3, 2018 and January 28, 2017, respectively.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

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

Financial assets and liabilities

The fair value of the Company’s debt was estimated to be $1,388 million and $878 million at February 3, 2018 and January 28, 2017 based on quoted market prices of the debt (level 1 inputs). The Company completed a refinancing in July 2017. Therefore, these fair value measurements are not comparable. For more information on the refinancing, see note 2.

The Company’s interest rate swap agreements are measured in the financial statements at fair value on a recurring basis. See note 9 for more information regarding the fair value of this financial liability.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain long-lived assets, have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of February 3, 2018 or January 28, 2017 that are measured on a recurring basis in the financial statements at fair value.

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

The Company performs impairment tests of certain long-lived assets whenever there are indicators of impairment. These tests typically contemplate assets at a store level (for example, leasehold improvements) or at the corporate level (for example, software). The Company recognizes an impairment loss when the carrying value of a long-lived asset is not recoverable in light of the undiscounted future cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset based on discounted future cash flows. The Company has determined that the future cash flow approach (level 3 inputs) provides the most relevant and reliable means by which to determine fair value in this circumstance.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Year Ended February 3, 2018	For the Year Ended January 28, 2017	For the Year Ended January 30, 2016
Carrying value of long-term assets written down to fair value	$11,387	$7,752	$4,522
Impairment charge	$11,387	$7,752	$4,522

11. Commitments and Contingencies

Operating Leases

As of February 3, 2018, the Company was obligated under various long-term operating leases, which require minimum annual rent for retail and factory stores, office space and equipment.

These operating leases expire on varying dates through 2028. A summary of aggregate minimum rent at February 3, 2018 is as follows:

Fiscal year	Amount
2018	$178,436
2019	$151,689
2020	$135,447
2021	$125,134
2022	$106,669
Thereafter	$168,537

Certain of these leases include renewal options and escalation clauses and provide for contingent rent based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

Rent expense was $194,097 in fiscal 2017, $186,960 in fiscal 2016, and $185,866 in fiscal 2015 (including contingent rent, based on store sales, of $4,437, $3,977, and $4,510, respectively).

Employment Agreements

The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

Litigation

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on the Company’s financial position, results of operations or cash flows. As of February 3, 2018, the Company has recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to its results of operations. In addition, there are certain other claims and legal proceedings pending against the Company for which accruals have not been established.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

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

On August 7, 2017, WSFS and the Company filed separate motions to dismiss certain of the Highland/EV Plaintiffs claims for failure to state a claim and lack of standing, among other reasons.   On September 7, 2017, the Highland/EV Plaintiffs filed an amended complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS.  The amended complaint continues to assert claims for breach of the terms of the Term Loan Facility, and for fraudulent conveyance and adds an additional claim for fraudulent inducement against the Company. The Company believes that the Highland/EV Plaintiffs’ claims asserted in the amended complaint are wholly without merit, and intends to vigorously oppose these claims.

In response to the amended complaint, WSFS and the Company withdrew their prior motions to dismiss and, on October 20, 2017, filed renewed motions seeking dismissal in whole or part.  Among other things, the Company seeks dismissal of the amended complaint for failure to state a claim, lack of standing, and because its fraud claims are duplicative of the Highland/EV Plaintiffs’ claims under the documents governing the Term Loan Facility.  The Highland/EV Plaintiffs filed an omnibus brief on December 1, 2017 opposing the motions to dismiss.  The Company and WSFS each filed reply briefs on December 22, 2017 reiterating that the majority of the Highland/EV Plaintiffs’ claims should be dismissed as a matter of law.

Oral argument on the motions to dismiss occurred on March 8, 2018.  After hearing argument from all parties, the judge reserved decision and announced that she would be issuing a written opinion at a later date.

12. Employee Benefit Plan

The Company has a 401(K) Savings Plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible associates may contribute up to 25% of their annual base salaries subject to certain limitations. The Company’s contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the 401(K) Savings Plan were $5,228 in fiscal 2017, $5,730 in fiscal 2016, and $5,720 in fiscal 2015.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

13. Other Revenues

A summary of the components of other revenues is as follows:

	For the Year Ended February 3, 2018(a)	For the Year Ended January 28, 2017	For the Year Ended January 30, 2016
Revenues from third-party resellers	$62,092	$29,107	$24,088
Shipping and handling fees	33,477	31,525	29,508
Other	4,359	5,208	4,539
Total	$99,928	$65,840	$58,135

(a)	Consists of 53 weeks.

14. Income Taxes

Overview

A summary of the components of the benefit for income taxes is as follows:

(Dollars in millions)	For the Year Ended February 3, 2018	For the Year Ended January 28, 2017	For the Year Ended January 30, 2016
Current:
Federal	$17.7	$(3.8)	$(1.2)
State and local	0.1	1.8	5.1
Foreign	—	(0.2)	—
	17.8	(2.2)	3.9
Deferred:
Federal	(103.7)	(10.5)	(127.4)
State and local	(19.6)	5.4	(23.8)
Foreign	—	—	—
	(123.3)	(5.1)	(151.2)
Benefit for income taxes recorded on the consolidated statement of operations	(105.5)	(7.3)	(147.3)

Income taxes charged (credited) to shareholders’ equity (deficit):
Deferred income taxes (benefit) arising from the change in financial instrument liability credited to OCI	6.7	4.4	(4.4)
Total benefit for income taxes	$(98.8)	$(2.9)	$(151.7)

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

Tax reform

On December 22, 2017, H.R.1, or the Tax Cuts and Jobs Act (the “Act” or “Tax Reform”) was signed into law. The Act reduced the corporate federal tax rate from 35% to 21% effective January 1, 2018. The Company calculated its provision for current federal income tax in fiscal 2017 using a rate of 33.7%, which reflects a blend of (i) the former federal tax rate of 35% and (ii) the new federal tax rate of 21%. The federal tax rate of 21% will be fully effective in fiscal 2018. As a result of the new federal tax rate, the Company remeasured its deferred tax assets and liabilities, primarily through income tax expense, using the enacted rate which the Company expects to be in effect when temporary differences reverse. The remeasurement of net deferred tax liabilities resulted in the recognition of a benefit for income taxes of $18.5 million.

Among its many provisions, the Act imposed a mandatory one-time transition tax on undistributed foreign earnings. As of December 22, 2017, the Company was able to determine a reasonable estimate of the transition tax related to its unremitted foreign earnings. The Company recorded a charge of $1.4 million to provide for federal taxes on undistributed foreign earnings of $9 million.   Additionally, the Company reversed its liability for uncertain tax positions associated with undistributed foreign earnings and recognized a benefit of $1.4 million.

Accounting for taxes

With respect to the Company’s Parent

Group is included in the consolidated federal income tax return of its Parent, which includes all of its wholly owned subsidiaries. Pursuant to its tax sharing policy, Group calculates its tax liabilities on a standalone basis, and the financial statements of the Company account for income taxes at the Group level. The federal tax return, however, is filed at the Parent level. The difference between the entity at which the provision is calculated and the entity which files the tax return gives rise to intercompany balances.  For more information on the intercompany balances, see note 16.

With respect to the Company’s subsidiaries

Each subsidiary of Group files separate, or combined where required, state tax returns in required jurisdictions. Group and its subsidiaries have entered into a tax sharing agreement providing that each of the subsidiaries will reimburse Group for its share of income taxes based on the proportion of such subsidiaries’ tax liability on a separate return basis to the total tax liability of Group.

With respect to Tax Reform

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which provided guidance to registrants with respect to the accounting for the Tax Reform when it does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the effect of changes in the Act. The amounts the Company recorded as a result of Tax Reform are preliminary, and the final amounts may differ from preliminary amounts recorded due to a number of factors such as (i) changes in estimates, interpretations and assumptions of the Company, (ii) changes in interpretations, issuance of new guidance, and legislative actions of the IRS, (iii) changes in accounting standards or related interpretations by standard setters, and (iv) future actions by states within the United States that have not currently adopted the Act.  As the Company finalizes its accounting for the Tax Reform, results of operations may be impacted.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

Reconciliation of rates

A reconciliation between the effective tax and the U.S. federal statutory income tax rate is as follows:

	For the Year Ended February 3, 2018	For the Year Ended January 28, 2017	For the Year Ended January 30, 2016
Federal income tax rate	33.7%	35.0%	35.0%
Change in tax rate	8.0	—	—
State and local income taxes, net of federal benefit	4.4	(4.0)	0.9
Foreign rate differential	2.1	19.5	0.6
Income tax credits	0.5	3.7	—
Goodwill impairment	—	—	(25.6)
Uncertain tax positions	(0.2)	(7.1)	(0.3)
Valuation allowances	(1.8)	(26.7)	(0.4)
Other	(0.9)	3.3	0.4
Effective tax rate	45.8%	23.7%	10.6%

Deferred taxes

A summary of the tax effect of temporary differences which give rise to deferred tax assets and liabilities is as follows:

(Dollars in millions)	February 3, 2018	January 28, 2017
Deferred tax assets:
Rent	$28.5	$35.4
Foreign net operating losses	18.2	13.2
Customer liabilities	9.3	13.4
Transaction costs	8.9	7.4
Share-based payments	8.3	11.3
Accrued bonus	7.0	—
Charitable contribution carryforward	6.9	9.4
State taxes and interest	3.8	5.5
Sales returns	2.8	4.3
State net operating losses	1.1	1.6
Financial instruments	1.0	8.0
Tax credit carryforward	—	1.1
Other	2.1	3.7
	97.9	114.3
Less: Valuation allowance	(25.0)	(20.3)
Deferred tax assets, net of valuation allowance	72.9	94.0

Deferred tax liabilities:
Intangible assets	(80.6)	(170.8)
Difference in book and tax basis for property and equipment	(11.8)	(55.2)
Prepaid catalog and other prepaid expenses	(10.0)	(16.2)
Deferred tax liabilities	(102.4)	(242.2)

Net deferred income tax liability	$(29.5)	$(148.2)

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

Valuation allowance

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on a weighing process of available evidence, whether it is more-likely-than-not that its deferred tax assets will not be realized.  Prior to the Act, in fiscal 2016, the Company determined that negative evidence outweighed the positive evidence and recorded a valuation allowance related to it deferred tax asset balance.

Tax Reform, however, had a significant effect on the available evidence in the Company’s assessment of its deferred tax assets.   The Act will substantially reduce the Company’s ability to deduct interest expense in fiscal 2018 and beyond. The inability to use interest deductions either in a current year, or carried forward to future years, has increased the Company’s projections of future taxable income, thereby changing the Company’s assessment of the likelihood of the realizing deferred tax assets at February 3, 2018.  Therefore, the Company recorded a benefit of $1.1 million to reverse the valuation allowance recorded against temporary differences deductible at the federal level, or in states that adopted the Act.  After the reversal, the remaining balance of the valuation allowance is $25.0 million, which reflects (i) a full valuation allowance of $21.5 million against its foreign deferred tax assets, primarily a result of carry forwards of net operating losses and (ii) a reserve of $3.5 million for temporary differences deductible in certain states that did not adopt the Act, and therefore interest expense currently remains fully deductible in those jurisdictions.

The future limitation on interest deductions will generate a significant carry forward of unutilized interest deductions. The Company will assess the need for a valuation allowance related to the deferred tax assets recognized as a result of the carry forward.  If projected taxable income is not sufficient to absorb the interest deductions carried forward, a valuation allowance may be recorded as early as in the first quarter of fiscal 2018.

Foreign earnings

The Company recorded a charge of $1.4 million to provide for a mandatory one-time transition tax on undistributed foreign earnings of $9 million. As of December 31, 2017, cash, cash equivalents and short-term investments held outside of the United States in our international subsidiaries was $27.3 million. The Act imposes a tax on future earnings of our international subsidiaries. Since taxes have been provided on cumulative historical international earnings, and will be paid on future international earnings, the Company may repatriate current cash held by our international subsidiaries with no additional tax liabilities.

Uncertain tax positions

As of February 3, 2018, the Company has $25.9 million in liabilities associated with uncertain tax positions (including interest and penalties of $4.1 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $19.2 million. While the Company expects the amount of unrecognized tax benefits to change in the next 12 months, the change is not expected to have a significant effect on the estimated effective annual tax rate, financial position, results of operations or cash flows. However, the outcome of tax matters is uncertain and unforeseen results can occur.

A roll-forward of unrecognized tax benefits is as follows:

(Dollars in millions)	For the Year Ended February 3, 2018	For the Year Ended January 28, 2017
Balance at beginning of period	$26.0	$23.4
Additions for tax positions taken during current year	4.6	5.2
Additions for tax positions taken during prior years	0.4	—
Reductions for tax positions taken during prior years	(1.4)	(0.4)
Settlements	(0.4)	(0.2)
Expirations of statutes of limitations	(3.9)	(2.0)
Balance at end of period	$25.3	$26.0

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

The federal tax returns for the periods ended January 2013 through January 2016 are currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2009 to 2016. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

As of February 3, 2018, the Company has state and local net operating loss carryovers, net of unrecognized tax benefits, of approximately $17.6 million. These carryovers are available to offset future taxable income for state and local tax purposes and expire primarily in November 2031.

15. Workforce Reductions

On April 25, 2017, the Company eliminated approximately 150 full-time and 100 open positions, as part of a strategic reorganization. In fiscal 2017, the Company closed 51 stores.

A rollforward of the reserve for severance and related costs is as follows:

Severance & Related Costs
Balance at January 28, 2017	$—
Provisions charged to expense	12,242
Reversals(1)	(411)
Payments	(8,288)
Balance at February 3, 2018	$3,543

(1)Due primarily to associates obtaining employment subsequent to termination and therefore are no longer eligible to receive severance payments.

The Company expects the unpaid severance at February 3, 2018 to be paid through the fourth quarter of fiscal 2018.

16. Related Party Transactions

Madewell Trademark

On October 20, 2005, the Company, Millard Drexler, Chairman of the Board and Millard S. Drexler, Inc. entered into a Trademark License Agreement whereby Mr. Drexler granted the Company a thirty-year exclusive, worldwide license to use the Madewell trademark and associated intellectual property rights owned by him (the “Properties”). In consideration for the license, the Company reimbursed Mr. Drexler’s actual costs expended in acquiring and developing the Properties (which amounted to $242,300) and agreed to pay royalties of $1 per year during the term of the license. In January 2007, the Company provided notice to Mr. Drexler that the Company had met certain conditions outlined in the agreement, and Mr. Drexler assigned to the Company all of his residual rights in the Properties. The Company also agreed that it would not assign or spin off ownership of the Properties during the term of Mr. Drexler’s employment without his consent other than as part of a sale of the entire Company (except that the Company may pledge or hypothecate its interest in the Properties as part of a bank or other financings).

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

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

The proceeds from the license fees to J.Crew BrandCo are used to meet debt service requirements on the $347 million aggregate principal outstanding under the New Notes, which bear interest at a rate of 13% per annum, payable semi-annually on March 15 and September 15 of each fiscal year. License fees in excess of the debt service requirements will be loaned back to the Company on a subordinated basis. As of February 3, 2018, J.Crew BrandCo had total assets of $275.1 million, consisting of intangible assets of $250.2 million, license fee receivable of $24.6 million and cash and cash equivalents of $0.3 million, and total liabilities of $356.1 million related to the New Notes. For the year ended February 3, 2018, J.Crew BrandCo earned royalty revenue of $58.2 million. The New Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Chinos Intermediate Holdings A, Inc. Senior PIK Toggle Note

On November 4, 2013, the PIK Notes Issuer, which is an indirect parent holding company of Group, issued $500 million of PIK Notes. The PIK Notes were: (i) senior unsecured obligations of the PIK Notes Issuer, (ii) structurally subordinated to all of the liabilities of the PIK Notes Issuers’ subsidiaries, and (iii) not guaranteed by any of the PIK Notes Issuers’ subsidiaries, and therefore are not recorded in the Company’s financial statements. As part of the refinancing in July 2017, $565.7 million in aggregate principal amount of the PIK Notes were exchanged for $249.6 million of Exchange Notes and shares of preferred and common stock of the Parent. As of February 3, 2018, there were $0.8 million in aggregate principal amount of PIK Notes outstanding. For more information on the Exchange Offer, see note 2.

The PIK Notes were not guaranteed by any of the PIK Notes Issuer’s subsidiaries, and therefore were not recorded in the Company’s financial statements. The Exchange Notes, however, are guaranteed by the Company’s subsidiaries, and therefore are recorded in its financial statements. In connection with recognizing the Exchange Notes, the Company recorded a non-cash contribution to its Parent as a reduction of additional paid-in capital. For more information on the long-term debt of the Company, see note 8.

Due to Sponsors

As part of the debt refinancing, the Sponsors purchased $30.0 million principal amount of new term loans under the Term Loan Facility. For more information on the New Term Loan Borrowings, see note 8.

Due to Parent

Certain transactions, primarily related to income taxes, between Group and its Parent give rise to intercompany receivables and payables. A summary of the components of Due to Parent is as follows:

	February 3, 2018	January 28, 2017
Income taxes payable to Parent	$(49,888)	$(33,462)
Monitoring fees payable	(1,446)	—
Payment of certain transaction costs on behalf of Parent	13,124	—
Due to Parent	$(38,210)	$(33,462)

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

17. Recent Accounting Pronouncements

In May 2014, a pronouncement was issued that clarified the principles of revenue recognition, which standardizes a comprehensive model for recognizing revenue arising from contracts with customers. The pronouncement is effective for fiscal years beginning after December 15, 2017. The standard may be applied retrospectively to each prior period presented or on a modified retrospective basis with the cumulative effect recognized as of the date of adoption.  The Company expects the following impacts as a result of the adoption of the new standard:

•	Change in the timing of recognition of breakage income associated with its loyalty program;
•	Change in the timing of recognition of expenses related to direct-response advertising costs;
•

Change in the presentation of the allowance for sales returns to recognize the reserve on a gross basis in the consolidated financial statements, including recording a current asset related to its right to recover products for its sales returns, with an offsetting increase to its liability for returns; and

•	Change in the presentation of income from its private label credit card to other revenues.

The Company has substantially completed its evaluation of the effect of the new standard and do not expect these changes to have a material impact on its consolidated financial statements.  However, the Company expects to provide additional disclosures as required under the new standard. The Company plans to adopt this standard in the first quarter of fiscal 2018 using the retrospective approach, which will result in the restatement of all prior periods presented.

In February 2016, a pronouncement was issued that requires lessees to recognize assets and liabilities in the amount of the present value of future lease payments for leases with terms of more than 12 months. The pronouncement is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements. However, the adoption is expected to have a material impact on its balance sheet. As a point of reference, as of February 3, 2018, the Company has committed to future minimum lease payments through 2028 of approximately $900 million, on an undiscounted basis.  However, minimum lease payments will change through the date of adoption due to a number of factors including the opening, closing, renewing, and renegotiating of store and corporate leases.

In August 2016, a pronouncement was issued that aims to reduce the diversity in presentation and classification of the following specific cash flow issues: debt prepayment, settlement of zero-coupon bonds, contingent consideration, insurance proceeds, distributions received from equity method investees, beneficial interest in securitization transactions and separately identifiable cash flows. The pronouncement is effective for fiscal years beginning after December 15, 2017. The Company does not expect there to be a significant impact on its consolidated statements of cash flows.

In January 2017, a pronouncement was issued that simplifies the measurement of goodwill impairment by no longer requiring an entity to perform a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2019. The Company does not expect there to be a significant impact on its consolidated financial statements.

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

In February 2018, a pronouncement was issued that will permit entities to reclassify tax effects stranded in accumulated other comprehensive income, as a result of tax reform, to retained earnings. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements and plans to adopt in the first quarter of fiscal 2018.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

(Dollars in thousands, unless otherwise indicated)

18. Quarterly Financial Information (Unaudited)

A summary of quarterly financial results for fiscal 2017 and fiscal 2016 is as follows:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2017(1)
Total revenues	$531,966	$560,906	$566,654	$710,592
Gross profit	188,237	216,632	227,226	260,080
Net income (loss)(2)	$(123,295)	$(20,654)	$(17,627)	$36,617
Fiscal 2016
Total revenues	$567,499	$569,820	$593,155	$694,988
Gross profit	204,954	203,199	225,856	241,268
Net income (loss)	$(8,041)	$(8,627)	$(7,900)	$1,054

(1)	Consists of 53 weeks.
(2)	Reflects the impact of a significant non-cash impairment loss recorded in the first quarter of fiscal 2017.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Cost and Expenses(a)	Charged to other Accounts	Deductions(a)	Ending Balance
	(in thousands)
Inventory reserve
(deducted from merchandise inventories, net)
Year ended February 3, 2018	$9,218	$—	$—	$2,953	$6,265
Year ended January 28, 2017	8,322	896	—	—	9,218
Year ended January 30, 2016	7,871	451	—	—	8,322
Allowance for sales returns
(included in other current liabilities)
Year ended February 3, 2018	$11,157	$—	$—	$555	$10,602
Year ended January 28, 2017	10,731	426	—	—	11,157
Year ended January 30, 2016	12,158	—	—	1,427	10,731

(a)

The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (increased or decreased) based on the quarterly evaluation. During each period, inventory write-downs and sales returns are charged to the statement of operations as incurred.