Form 10-Q
period 2018-05-05
J CREW GROUP INC
filed 2018-05-30
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 25, 2018
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at May 5, 2018 and February 3, 2018	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended May 5, 2018 and April 29, 2017	4

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the thirteen weeks ended May 5, 2018 and the fifty-three weeks ended February 3, 2018	5

	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 5, 2018 and April 29, 2017	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	31

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	33

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	May 5, 2018	February 3, 2018
ASSETS		(As adjusted)
Current assets:
Cash and cash equivalents	$36,038	$107,066
Merchandise inventories, net	345,254	292,489
Prepaid expenses and other current assets	93,685	92,348
Refundable income taxes	2,349	1,622
Total current assets	477,326	493,525
Property and equipment, net	268,229	289,441
Intangible assets, net	306,860	308,702
Goodwill	107,900	107,900
Other assets	7,851	6,374
Total assets	$1,168,166	$1,205,942
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$223,810	$232,480
Other current liabilities	158,213	177,206
Borrowings under the ABL Facility	41,561	—
Due to Parent	37,251	38,210
Interest payable	11,626	21,914
Current portion of long-term debt	15,670	15,670
Total current liabilities	488,131	485,480
Long-term debt, net	1,695,772	1,697,812
Lease-related deferred credits, net	113,589	117,688
Deferred income taxes, net	27,545	27,752
Other liabilities	26,883	30,168
Total liabilities	2,351,920	2,358,900
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	733,117	733,071
Accumulated other comprehensive income (loss)	480	(2,603)
Accumulated deficit	(1,917,351)	(1,883,426)
Total stockholders’ deficit	(1,183,754)	(1,152,958)
Total liabilities and stockholders’ deficit	$1,168,166	$1,205,942

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	For the Thirteen Weeks Ended May 5, 2018	For the Thirteen Weeks Ended April 29, 2017
Revenues:		(As adjusted)
Net sales	$507,706	$504,856
Other	32,744	20,911
Total revenues	540,450	525,767
Cost of goods sold, including buying and occupancy costs	333,642	335,168
Gross profit	206,808	190,599
Selling, general and administrative expenses	200,836	210,483
Impairment losses	6,866	131,157
Loss from operations	(894)	(151,041)
Interest expense, net	32,982	20,436
Loss before income taxes	(33,876)	(171,477)
Provision (benefit) for income taxes	49	(50,484)
Net loss	$(33,925)	$(120,993)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	996	1,864
Unrealized gain (loss) on cash flow hedges, net of tax	2,418	(4)
Foreign currency translation adjustments	(331)	410
Comprehensive loss	$(30,842)	$(118,723)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance at January 28, 2017 (as adjusted)	1,000	$—	$980,368	$(1,760,227)	$(11,536)	$(791,395)
Net loss	—	—	—	(123,199)	—	(123,199)
Share-based compensation	—	—	2,299	—	—	2,299
Non-cash contribution to Parent in connection with Exchange Offer	—	—	(249,596)	—	—	(249,596)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	6,537	6,537
Unrealized gain on cash flow hedges	—	—	—	—	693	693
Foreign currency translation adjustments	—	—	—	—	1,703	1,703
Balance at February 3, 2018 (as adjusted)	1,000	$—	$733,071	$(1,883,426)	$(2,603)	$(1,152,958)
Net loss	—	—	—	(33,925)	—	(33,925)
Share-based compensation	—	—	46	—	—	46
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	996	996
Unrealized gain on cash flow hedges	—	—	—	—	2,418	2,418
Foreign currency translation adjustments	—	—	—	—	(331)	(331)
Balance at May 5, 2018	1,000	$—	$733,117	$(1,917,351)	$480	$(1,183,754)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the Thirteen Weeks Ended May 5, 2018	For the Thirteen Weeks Ended April 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:		(As adjusted)
Net loss	$(33,925)	$(120,993)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	21,505	25,163
Impairment losses	6,866	131,157
Amortization of intangible assets	1,803	2,288
Amortization of deferred financing costs and debt discount	1,790	1,227
Reclassification of hedging losses to earnings	1,355	3,056
Share-based compensation	46	209
Foreign currency transaction (gains) losses	30	(191)
Deferred income taxes	(991)	(51,775)
Changes in operating assets and liabilities:
Merchandise inventories, net	(53,005)	(10,618)
Prepaid expenses and other current assets	(1,478)	(15,535)
Other assets	(1,668)	631
Accounts payable and other liabilities	(43,913)	22,253
Federal and state income taxes	563	1,847
Net cash used in operating activities	(101,022)	(11,281)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,179)	(8,317)
Net cash used in investing activities	(7,179)	(8,317)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under the ABL Facility	41,561	—
Quarterly principal repayments of Term Loan Facility	(3,918)	(7,835)
Net cash provided by (used in) financing activities	37,643	(7,835)
Effect of changes in foreign exchange rates on cash and cash equivalents	(470)	(225)
Decrease in cash and cash equivalents	(71,028)	(27,658)
Beginning balance	107,066	132,226
Ending balance	$36,038	$104,568
Supplemental cash flow information:
Income taxes paid	$9	$16
Interest paid	$42,131	$21,928

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen weeks ended May 5, 2018 and April 29, 2017

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

The Company’s fiscal year ends on the Saturday closest to January 31. All references to “fiscal 2018” represent the 52-week fiscal year that will end on February 2, 2019 and to “fiscal 2017” represent the 53-week fiscal year that ended February 3, 2018.

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

Management is required to make estimates and assumptions about future events in preparing financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses at the date of the unaudited condensed consolidated financial statements. While management believes that past estimates and assumptions have been materially accurate, current estimates are subject to change if different assumptions as to the outcome of future events are made. Management evaluates estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on reasonable factors. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying unaudited condensed consolidated financial statements.

2. Revenue Recognition

Overview. The Company generates revenue from three sources: (i) customers who shop in its brick-and-mortar stores, (ii) customers who shop on its websites, and (iii) wholesale customers who buy and resell its merchandise. The Company recognizes revenue at (i) the point-of-sale in brick-and-mortar stores, (ii) an estimated date of receipt by a customer in the e-commerce business, and (iii) the time ownership is transferred in the wholesale business.

New Pronouncement. At the beginning of fiscal 2018, the Company adopted a pronouncement that clarified the principles of revenue recognition and standardized a comprehensive model for recognizing revenue arising from contracts with customers. Adoption of the new standard impacted the financial statements of the Company as follows:

•	Change in the timing of recognition of breakage income associated with its loyalty program;
•	Change in the timing of recognition of expenses related to direct-response advertising costs;
•

Change in the presentation of the allowance for sales returns to recognize the reserve on a gross basis in the condensed consolidated financial statements, including recording a current asset related to its right to recover products for its sales returns, with an offsetting increase to its liability for returns; and

•	Change in the presentation of income from its private label credit card from a reduction of SG&A to other revenues.

Impact of Adoption. The adoption was applied retrospectively to each prior period presented, with the cumulative effect of all fiscal years prior to those periods presented recorded to retained earnings. The cumulative effect recorded as of January 31, 2016 was $5.0 million. The impact of adoption on the condensed consolidated statement of operations for the previous two fiscal years is as follows:

	For the Year Ended
	February 3, 2018			January 28, 2017
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
Revenues:
Net sales	$2,270,190	$(2,380)	$2,267,810	$2,359,622	$388	$2,360,010
Other	99,928	5,957	105,885	65,840	5,745	71,585
Total revenues	2,370,118	3,577	2,373,695	2,425,462	6,133	2,431,595
Cost of goods sold, including buying and occupancy costs	1,477,943	(1,879)	1,476,064	1,550,185	120	1,550,305
Gross profit	892,175	5,456	897,631	875,277	6,013	881,290
Selling, general and administrative expenses	870,950	1,731	872,681	818,546	5,744	824,290
Impairment losses	141,187	—	141,187	7,752	—	7,752
Income (loss) from operations	(119,962)	3,725	(116,237)	48,979	269	49,248
Interest expense, net	110,513	—	110,513	79,359	—	79,359
Loss on refinancings	—	—	—	435	—	435
Loss before income taxes	(230,475)	3,725	(226,750)	(30,815)	269	(30,546)
Benefit for income taxes	(105,516)	1,965	(103,551)	(7,301)	486	(6,815)
Net loss	$(124,959)	$1,760	$(123,199)	$(23,514)	$(217)	$(23,731)

The impact of the adoption on the condensed consolidated statement of operations for the first quarter of fiscal 2017 is as follows:

	For the Thirteen Weeks Ended April 29, 2017
	As reported	Adjustments	As adjusted
Revenues:
Net sales	$513,180	$(8,324)	$504,856
Other	18,786	2,125	20,911
Total revenues	531,966	(6,199)	525,767
Cost of goods sold, including buying and occupancy costs	343,729	(8,561)	335,168
Gross profit	188,237	2,362	190,599
Selling, general and administrative expenses	210,423	60	210,483
Impairment losses	131,157	—	131,157
Loss from operations	(153,343)	2,302	(151,041)
Interest expense, net	20,436	—	20,436
Loss before income taxes	(173,779)	2,302	(171,477)
Benefit for income taxes	(50,484)	—	(50,484)
Net loss	$(123,295)	$2,302	$(120,993)

The impact of the adoption on the condensed consolidated balance sheets as of February 3, 2018 and April 29, 2017 is as follows:

	As of
	February 3, 2018			April 29, 2017
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
ASSETS
Current assets:
Cash and cash equivalents	$107,066	$—	$107,066	$104,568	$—	$104,568
Merchandise inventories, net	292,489	—	292,489	324,977	—	324,977
Prepaid expenses and other current assets	83,228	9,120	92,348	72,489	7,137	79,626
Refundable income taxes	5,807	(4,185)	1,622	7,495	(3,644)	3,851
Total current assets	488,590	4,935	493,525	509,529	3,493	513,022
Property and equipment, net	289,441	—	289,441	344,503	—	344,503
Intangible assets, net	308,702	—	308,702	318,116	—	318,116
Goodwill	107,900	—	107,900	107,900	—	107,900
Other assets	6,374	—	6,374	5,530	—	5,530
Total assets	$1,201,007	$4,935	$1,205,942	$1,285,578	$3,493	$1,289,071
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$232,480	$—	$232,480	$214,173	$—	$214,173
Other current liabilities	167,113	10,093	177,206	171,714	9,533	181,247
Due to Parent	38,210	—	38,210	29,290	—	29,290
Interest payable	21,914	—	21,914	5,091	—	5,091
Current portion of long-term debt	15,670	—	15,670	15,670	—	15,670
Total current liabilities	475,387	10,093	485,480	435,938	9,533	445,471
Long-term debt, net	1,697,812	—	1,697,812	1,487,736	—	1,487,736
Lease-related deferred credits, net	117,688	—	117,688	130,195	—	130,195
Deferred income taxes, net	29,486	(1,734)	27,752	97,614	(3,158)	94,456
Other liabilities	30,168	—	30,168	41,122	—	41,122
Total liabilities	2,350,541	8,359	2,358,900	2,192,605	6,375	2,198,980
Total stockholders’ deficit	(1,149,534)	(3,424)	(1,152,958)	(907,027)	(2,882)	(909,909)
Total liabilities and stockholders’ deficit	$1,201,007	$4,935	$1,205,942	$1,285,578	$3,493	$1,289,071

Disaggregation of Revenue

A summary of disaggregated revenue is as follows:

	For the Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
		(As adjusted)
J.Crew	$391,864	$421,476
Madewell	115,842	83,380
Other(a)	32,744	20,911
Total revenues	$540,450	$525,767

(a)Consists primarily of revenues from wholesale customers and shipping and handling fees.

Accounts Receivable from our Wholesale Customers

A summary of accounts receivable, included in prepaid expenses and other current assets, with respect to our wholesale customers is as follows:

	May 5, 2018	February 3, 2018
Accounts receivable	$31,884	$23,503
Less allowance for doubtful accounts	(422)	(312)
Accounts receivable, net	$31,462	$23,191

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from a customer and has a future performance obligation to transfer merchandise to the customer. The Company’s contract liabilities include (i) unredeemed gift cards and (ii) unredeemed loyalty program rewards.

With respect to unredeemed gift cards, the Company is obligated to transfer merchandise in the future when a holder uses a gift card to make a purchase. The contract liability for gift cards is increased when customers purchase cards, and decreased when (i) a customer redeems the card or (ii) the Company estimates the gift card will go unredeemed (referred to as “breakage”). All of our gift cards do not have an expiration date, and are classified as a current liability.

With respect to unearned loyalty program rewards, the Company is obligated to transfer merchandise to the customer upon accumulating points to certain thresholds. The contract liability for unearned loyalty program rewards is increased as certain customers make qualifying purchases, and decreased when (i) a customer achieves a threshold and a rewards card is issued or (ii) the expiration of accumulated points that did not reach a threshold.

A rollforward of the liabilities for gift cards and loyalty program awards is as follows:

	Unredeemed Gift Cards		Unredeemed Loyalty Program Rewards
	For the Thirteen Weeks Ended May 5, 2018	For the Thirteen Weeks Ended April 29, 2017	For the Thirteen Weeks Ended May 5, 2018	For the Thirteen Weeks Ended April 29, 2017
Balance at beginning of period	$32,665	$34,698	$8,422	$8,420
Issuance of cards	13,220	13,614	—	—
Redemption of cards	(15,963)	(18,093)	(7,463)	(3,293)
Recognition of estimated breakage	(921)	(1,200)	(766)	(1,964)
Earning of loyalty program points	—	—	3,537	4,166
Other	(119)	(238)	184	86
Balance at end of period	$28,882	$28,781	$3,914	$7,415

3. Debt Exchange and Refinancing

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

o

the issuance of $97.0 million aggregate principal amount of an additional series of 13% Senior Secured Notes due 2021 by J.Crew Brand, LLC and J.Crew Brand Corp. (the “New Money Notes” and, together with the Exchange Notes, the “Notes”), subject to the same terms and conditions as the Exchange Notes, for cash at a 3% discount, subject to the terms of the note purchase agreement, dated June 12, 2017, the proceeds of which were loaned on a subordinated basis to the Company and were applied, in part, to finance the repayment of the $150.5 million principal amount of term loans referenced above; and

o

the raising of additional borrowings under the Term Loan Facility of $30.0 million (at a 2% discount) provided by the Company’s Sponsors (the “New Term Loan Borrowings”), the net proceeds of which were also applied, in part, to finance the repayment of the $150.5 million principal amount of term loans referenced above.

4. Management Services Agreement

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

On July 13, 2017, the management services agreement was amended and restated to require the Parent to provide the Services previously provided by the Sponsors. In addition to the amendment, the Parent and Sponsors entered into a new management services agreement, pursuant to which the Sponsors provide the Services to the Parent for an amount equal to the Advisory Fee less the accrued cash dividend in an amount equal to 5% of the liquidation preference on the outstanding Series A Preferred Stock of the Parent.

The Company recorded an expense of $2.5 million and $2.4 million in the first quarter of fiscal 2018 and fiscal 2017, respectively, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

5. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at February 3, 2018	$3,912	$53,642	$953	$250,195
Amortization expense	(743)	(1,025)	(35)	—
Effect of changes in foreign exchange rates	—	—	(39)	—
Balance at May 5, 2018	$3,169	$52,617	$879	$250,195
Total accumulated amortization or impairment losses at May 5, 2018	$(57,841)	$(29,383)	$(3,938)	$(635,105)

During the first quarter of fiscal 2017, the Company recorded a non-cash impairment charge of $129.8 million related to the intangible asset for the J.Crew trade name. The impairment losses were the result of the write-down of the following assets:

	For the Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Intangible asset related to the J.Crew trade name	$—	$129,800
Long-lived assets (see note 9)	6,866	1,357
Impairment losses	$6,866	$131,157

The carrying value of goodwill of $107.9 million relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit, which has previously recorded accumulated impairment losses of $1,579.0 million. The carrying value of the J.Crew and Madewell trade names is $250.2 million and $52.6 million, respectively, at May 5, 2018. If revenues or operating results decline below the Company’s current expectations, additional impairment charges may be recorded in the future.

6. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

On March 4, 2011, the Parent adopted the Chinos Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). On July 13, 2017, in connection with a debt exchange and refinancing, the Parent completed a recapitalization of its outstanding equity. The recapitalization resulted in, among other things, a reverse stock split of the shares of common stock underlying the share-based awards issued by the Company. The reverse stock split of 10,000-to-1 resulted in (i) a substantial decrease in number of authorized awards from 91,740,627 shares to 9,174 shares and (ii) a substantial increase in the exercise price of $0.10 to $1,000 per share.

The recapitalization included (i) the issuance of preferred stock of the Parent, including an authorization for equity awards to be granted up to 20,000 shares and (ii) the issuance of additional shares of common stock of the Parent, including an authorization for equity awards to be granted up to 13,003,295 shares. Additionally, on October 3, 2017, the Company authorized additional awards of 5,209,823 shares to be granted to its Chief Executive Officer in accordance with an employment agreement. The following disclosures are presented with respect to the newly authorized share-based awards only.

A summary of share-based compensation recorded in the statements of operations and comprehensive loss is as follows:

	For the Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Share-based compensation	$46	$209

A summary of shares available for grant as stock options or other share-based awards, as adjusted for the reverse stock split, is as follows:

	Common Stock Awards	Preferred Stock Awards
Available for grant at February 3, 2018	13,018,649	20,000
Authorized	—	—
Granted	(8,749,186)	—
Forfeited and available for reissuance	163,238	—
Available for grant at May 5, 2018	4,432,701	20,000

7. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	May 5, 2018	February 3, 2018
Term Loan Facility	$1,384,575	$1,388,258
Notes	346,596	346,596
Less current portion of Term Loan	(15,670)	(15,670)
Less deferred financing costs	(13,731)	(14,879)
Less discount	(5,998)	(6,493)
Long-term debt, net	$1,695,772	$1,697,812
Borrowings under the ABL Facility	$41,561	$—

ABL Facility

The Company has an ABL Facility, which is governed by a credit agreement with Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, that provides for a $350 million senior secured asset-based revolving line of credit (which may be increased by up to $100 million in certain circumstances), subject to a borrowing base limitation. The ABL Facility includes borrowing capacity in the form of letters of credit up to $200 million, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the maturity date of November 17, 2021.

On May 5, 2018, standby letters of credit were $44.2 million, outstanding borrowings were $41.6 million, and excess availability, as defined, was $218.6 million. The weighted average interest rate on the borrowings outstanding under the ABL Facility was 5.00% on May 5, 2018. Average short-term borrowings under the ABL Facility were $30.5 million in the first quarter of fiscal 2018. There were no average short-term borrowings under the ABL Facility in the first quarter of fiscal 2017.

Demand Letter of Credit Facility

The Company has an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On May 5, 2018, outstanding documentary letters of credit were $16.1 million and availability under this facility was $3.9 million.

Term Loan Facility

2017 Amendment.  On July 13, 2017, concurrently with the settlement of the Exchange Offer, the Company amended its Term Loan Facility to, among other things, (i) increase the interest rate applicable to the loans held by consenting lenders, which represented 88% of lenders, (the “Consenting Lenders”; and the loans held by the Consenting Lenders, the “Amended Loans”) by 22 basis points, (ii) increase the amount of amortization payable to Consenting Lenders, (iii) provide for the New Term Loan Borrowings of $30.0 million, (iv) amend certain covenants and events of default and (v) direct Wilmington Savings Fund Society, FSB, as administrative agent under the Term Loan Facility, to dismiss, with prejudice, certain litigation regarding the Initial Transferred IP (and the related actions). Additionally, the Company repaid $150.5 million of principal amount of term loans outstanding under the Term Loan Facility, which was financed with (i) the net proceeds from the New Money Notes of $94.1 million, (ii) the net proceeds from the New Term Loan Borrowings of $29.4 million and (iii) cash on hand of $27.0 million.

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

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 5.52% on May 5, 2018. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at May 5, 2018.

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

Notes

General.  On July 13, 2017, in connection with settlement of the Exchange Offer and the issuance of the Notes, J.Crew Brand, LLC and J.Crew Brand Corp. (together, the “Notes Co-Issuers”) and the Guarantors (as defined below) entered into (i) an indenture with U.S. Bank National Association, as Trustee and collateral agent, governing the terms of the Exchange Notes (the “Exchange Notes Indenture”) and (ii) an indenture with the Trustee and U.S. Bank, as collateral agent, governing the terms of the New Money Notes (the “New Money Notes Indenture”), which is in substantially the same form as the Exchange Notes Indenture.

Interest Rate.  The Notes bear interest at a rate of 13% per annum, and interest is payable semi-annually on March 15 and September 15 of each year. The Notes mature on September 15, 2021.

Notes Guarantee.  The Notes are guaranteed by J.Crew Brand Intermediate, LLC, IPCo and J.Crew International Brand, LLC, each of which is a Delaware limited liability company and a wholly-owned indirect subsidiary of the Company (collectively, the “Guarantors,” and each, a “Guarantor”). The PIK Notes Issuer also unconditionally guarantees the payment obligations of the Notes Co-Issuers and the Guarantors.

Exchange Notes Collateral.  The Exchange Notes and the guarantees thereof are general senior secured obligations of the  Notes Co-Issuers and the Guarantors, secured on a first priority lien basis by the Initial Transferred IP and certain other assets of the Notes Co-Issuers and Guarantors, and on a second priority lien basis by the Additional Transferred IP, subject, in each case, to permitted liens under the Exchange Notes Indenture and that certain intercreditor agreement, entered into between the collateral agents on July 13, 2017.

New Money Notes Collateral.  The New Money Notes and the guarantees thereof are general senior secured obligations of the Notes Co-Issuers and the Guarantors, secured on a first priority lien basis by the Additional Transferred IP and certain other assets, and on a second priority lien basis by the Initial Transferred IP, subject, in each case, to permitted liens under the New Money Notes Indenture and the intercreditor agreement.

Redemption.  The Notes are redeemable at the option of the Notes Co-Issuers, in whole or in part, at any time, at a price equal to one hundred percent (100%) of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make whole” premium. The Notes are not subject to any mandatory redemption obligation, and there is no sinking fund provided for the Notes.

Change in Control.  Upon the occurrence of a Change of Control (as defined in each of the indentures, as applicable), the Notes Co-Issuers will be required to offer to repay all of the Notes at 100% of the aggregate principal amount repaid plus accrued and unpaid interest, if any, to, but not including, the date of purchase.

Covenants.  Each of the indentures contains covenants covering (i) the payment of principal and interest, (ii) maintenance of an office or agency for the payment of the Notes, (iii) reports to the applicable Trustee and holders of the Notes, (iv) stay, extension and usury laws, (v) payment of taxes, (vi) existence, (vii) maintenance of properties and (viii) maintenance of insurance. Each of the indentures relating to the Notes also includes covenants that (i) limit the ability to transfer the collateral and (ii) limit liens that may be imposed on the assets of the Guarantors, which covenants are, in each case, subject to certain exceptions set forth in each of the indentures.

Interest expense

A summary of the components of interest expense is as follows:

	For the Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Term Loan Facility	$18,383	$15,507
Notes	11,264	—
Amortization of deferred financing costs and debt discount	1,790	1,227
Realized hedging losses	1,355	3,056
Other interest, net of interest income	190	646
Interest expense, net	$32,982	$20,436

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). Liabilities for interest rate swaps, included in other liabilities, were $0.7 million and $4.3 million at May 5, 2018 and February 3, 2018, respectively.

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

Financial assets and liabilities

The fair value of the Company’s long-term debt was estimated to be $1,457 million and $1,388 million at May 5, 2018 and February 3, 2018, respectively, based on quoted market prices of the debt (level 1 inputs).

The Company’s interest rate swap agreements are measured in the financial statements at fair value on a recurring basis. See note 8 for more information regarding the fair value of this financial liability.

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain long-lived assets, have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of May 5, 2018 or February 3, 2018 that are measured on a recurring basis in the financial statements at fair value.

The Company assesses the recoverability of goodwill and intangibles whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its fair value, the Company records a charge to write-down the intangible asset to its fair value. Impairment charges of goodwill are based on fair value measurements derived using a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach. Impairment charges of intangible assets are based on fair value measurements derived using an income approach, specifically the relief from royalty method, which is a revenue and royalty rate approach. The valuation methodologies incorporate unobservable inputs reflecting significant estimates and assumptions made by management (level 3 inputs). For more information related to goodwill and intangible asset impairment charges, see note 5.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Carrying value of long-term assets written down to fair value	$6,866	$1,357
Impairment charge	$6,866	$1,357

10. Income Taxes

On December 22, 2017, H.R.1, or the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. Among its many provisions, Tax Reform substantially reduced the Company’s ability to deduct all of its interest expense in fiscal 2018. The inability to deduct all of its interest expense will generate a significant carry forward of unutilized interest deductions.  The Company is not forecasting future taxable income sufficient to utilize the carry forward.  Therefore, the Company has recognized a valuation allowance with respect to the deferred tax asset related to the carry forward of unutilized interest deductions.

In the first quarter of fiscal 2018, the Company recorded a provision for income taxes of $49, which reflects a charge for the valuation allowance with respect to the deferred tax asset related to the carry forward of unutilized interest deductions.  Other items impacting the provision for income taxes include the recognition of international valuation allowances, lower rates in foreign jurisdictions, and reserves for uncertain tax positions.

In the first quarter of fiscal 2017, the Company recognized a deferred tax benefit of $51.8 million, primarily a result of the reversal of deferred taxes related to the intangible asset for the J.Crew trade name, which was written down by $129.8 million in the first quarter. The Company did not recognize any additional deferred tax benefit on other operating losses due to an increase in the valuation allowance. Not recognizing tax benefit on the Company’s other operating losses was the primary driver of the difference between the statutory rate of 35% to the effective rate of 29% for the quarter.

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on a weighing process of available evidence, whether it is more-likely-than-not that its deferred tax assets will not be realized. As of May 5, 2018, the Company maintains valuation allowances against its deferred tax assets related to (i) the carry forward of unutilized interest deductions, (ii) carry forwards of net operating losses of its international subsidiaries and (iii) temporary differences deductible in certain states that did not adopt Tax Reform, and therefore interest expense currently remains fully deductible in those jurisdictions.

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

11. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on the Company’s financial position, results of operations or cash flows. As of May 5, 2018, the Company has recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to its results of operations. In addition, there are certain other claims and legal proceedings pending against the Company for which accruals have not been established.

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

On August 7, 2017, WSFS and the Company filed separate motions to dismiss certain of the Highland/EV Plaintiffs’ claims for failure to state a claim and lack of standing, among other reasons. On September 7, 2017, the Highland/EV Plaintiffs filed an amended complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS. The amended complaint continues to assert claims for breach of the terms of the Term Loan Facility, and for fraudulent conveyance and adds an additional claim for fraudulent inducement against the Company. The Company believes that the Highland/EV Plaintiffs’ claims asserted in the amended complaint are wholly without merit, and intends to vigorously oppose these claims.

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

Oral argument on the motions to dismiss occurred on March 8, 2018. On April 25, 2018, the judge issued a Memorandum Decision and Order, which granted the Company’s partial motion to dismiss in its entirety and dismissed as a matter of law the majority of the Highland/EV Plaintiffs’ claims with prejudice. The Highland/EV Plaintiffs’ sole remaining claim is for breach of contract based on the theory that the July 13, 2017 Amendment to the Term Loan Facility required unanimous consent of all lenders under the facility.

12. Workforce Reductions

The Company executed various strategic changes including the eliminations of: (i) approximately 150 full-time and 100 open positions, primarily from its corporate headquarters, and (ii) approximately 600 full-time store positions, in the first quarter of fiscal 2017 and fiscal 2018, respectively.

A rollforward of the reserve for severance and related costs is as follows:

Severance & Related Costs
Balance at February 3, 2018	$3,543
Provisions charged to expense	3,288
Payments	(4,700)
Balance at May 5, 2018	$2,131

The Company expects the unpaid severance at May 5, 2018 to be paid through the fourth quarter of fiscal 2018.

13. Related Party Transactions

Intellectual property license agreements

In October 2016, the Company formed wholly-owned indirect subsidiaries, including IPCo and J.Crew Brand, LLC (collectively, “J.Crew BrandCo”). In December 2016, J.Crew International, Inc. (“JCI”) transferred an undivided 72.04% ownership interest in the U.S. intellectual property rights of the J.Crew brand to IPCo, and entered into a related intellectual property license agreement with IPCo. In July 2017, JCI transferred the remaining undivided 27.96% ownership interest in the U.S. intellectual property rights of the J.Crew brand to IPCo, which, together with the initial intellectual property contributed in December 2016, represent 100% of the U.S. intellectual property rights of the J.Crew brand, entered into a license agreement amending and restating the December 2016 license agreement with IPCo and entered into an additional intellectual property license agreement with IPCo (collectively, the “IP License Agreements”).

Under the IP License Agreements, J.Crew Operating Corp. (“OpCo”), a direct wholly-owned subsidiary of the Company, pays a fixed license fee of $59 million per annum to IPCo, which owns the U.S. intellectual property rights of the J.Crew brand. The license fees are payable on March 1 and September 1 of each fiscal year. These royalty payments have no impact on the Company’s condensed consolidated results of operations and are not subject to the covenants under the Company’s credit facilities or the PIK Notes.

The proceeds from the license fees to IPCo are used by J.Crew BrandCo to meet debt service requirements on the Notes.  Any license fees in excess of the debt service requirements are loaned back to OpCo on a subordinated basis. As of May 5, 2018, J.Crew BrandCo had total assets of $381.3 million, consisting of intangible assets of $250.2 million, receivable due from OpCo of $121.0 million, license fee receivable of $9.8 million and cash and cash equivalents of $0.3 million, and total liabilities of $345.4 million related to the Notes. For the thirteen weeks ended May 5, 2018, IPCo earned royalty revenue of $14.8 million. The Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Chinos Intermediate Holdings A, Inc. Senior PIK Toggle Note

On November 4, 2013, the PIK Notes Issuer, which is an indirect parent holding company of Group, issued $500 million of PIK Notes. The PIK Notes were: (i) senior unsecured obligations of the PIK Notes Issuer, (ii) structurally subordinated to all of the liabilities of the PIK Notes Issuers’ subsidiaries, and (iii) not guaranteed by any of the PIK Notes Issuers’ subsidiaries, and therefore are not recorded in the Company’s financial statements. As part of the refinancing in July 2017, $565.7 million in aggregate principal amount of the PIK Notes were exchanged for $249.6 million of Exchange Notes and shares of preferred and common stock of the Parent. As of May 5, 2018, there were $0.9 million in aggregate principal amount of PIK Notes outstanding. For more information on the Exchange Offer, see note 3.

The PIK Notes were not guaranteed by any of the PIK Notes Issuer’s subsidiaries, and therefore were not recorded in the Company’s financial statements. The Exchange Notes, however, are guaranteed by the Company’s subsidiaries, and therefore are recorded in its financial statements. In connection with recognizing the Exchange Notes, the Company recorded a non-cash contribution to its Parent as a reduction of additional paid-in capital. For more information on the long-term debt of the Company, see note 7.

Due to Sponsors

As part of the debt refinancing, the Sponsors purchased $30.0 million principal amount of new term loans under the Term Loan Facility. For more information on the New Term Loan Borrowings, see note 7.

Due to Parent

Certain transactions, primarily related to income taxes, between Group and its Parent give rise to intercompany receivables and payables. A summary of the components of Due to Parent is as follows:

	May 5, 2018	February 3, 2018
Income taxes payable to Parent	$(49,888)	$(49,888)
Monitoring fees payable	(487)	(1,446)
Payment of certain transaction costs on behalf of Parent	13,124	13,124
Due to Parent	$(37,251)	$(38,210)

14. Recent Accounting Pronouncements

In February 2016, a pronouncement was issued that requires lessees to recognize assets and liabilities in the amount of the present value of future lease payments for leases with terms of more than 12 months. The pronouncement is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the new pronouncement on its condensed consolidated financial statements. However, the adoption is expected to have a material impact on its balance sheet. As an indicator of magnitude, as of February 3, 2018, the Company has committed to future minimum lease payments through 2028 of approximately $900 million, on an undiscounted basis. However, minimum lease payments are expected to change during the period prior to the date of adoption due to a number of factors including the opening, closing, renewing, and renegotiating of store and corporate leases.

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

15. Subsequent Event

On May 10, 2018, the Company entered into a lease amendment and surrender agreement (the “Surrender Agreement”) with Vornado Office Management, LLC (“Vornado”). The terms of the Surrender Agreement provide for, among other things, the early termination and surrender of the space currently occupied by the Company as its corporate headquarters at 770 Broadway in New York City. In exchange for the surrender, Vornado agreed to pay the Company a termination payment of $35 million. The Company plans to be fully vacated from its current corporate headquarters by June 30, 2019, and expects to collect the termination payment in installments through such date. The Company will recognize the benefit of $35 million, as a reduction of selling, general and administrative expense, over the period starting May 10, 2018 until June 30, 2019.

Additionally, concurrent with the entry into the Surrender Agreement, the Company entered into a sublease of new corporate office space at 225 Liberty Street in New York City. The sublease provides for, among other things, a 16-year occupancy of 325,000 square feet of office space in lower Manhattan with aggregate base rent of $272 million, net of free rent. The Company plans to begin relocating to the new corporate office space in August 2018 and the Company expects to reinvest a significant portion of the termination payment of $35 million into the new corporate office space. As a result of the move, the Company expects pre-tax rent savings of approximately $4 million in fiscal 2018.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness, our substantial lease obligations, our ability to anticipate and timely respond to changes in trends and consumer preferences, the strength of the global economy, competitive market conditions, our ability to attract and retain key personnel, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, product offerings, sales channels and businesses, our ability to implement our growth strategy, material disruption to our information systems, our ability to implement our real estate strategy, changes in demographic patterns, adverse or unseasonable weather or other interruptions in our foreign sourcing operations, and other factors which are set forth in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the Securities and Exchange Commission (the “SEC”). There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the SEC. When used herein, the terms “J.Crew,” “Group,” “Company,” “we,” “us” and “our” refer to J.Crew Group, Inc., including its wholly-owned subsidiaries.

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

We sell our J.Crew and Madewell merchandise primarily through our retail and factory stores, our websites and select partners. As of May 5, 2018, we operated 229 J.Crew retail stores, 175 J.Crew factory stores (including 42 J.Crew Mercantile® stores), and 121 Madewell stores throughout the United States, Canada, the United Kingdom and Hong Kong; compared to 276 J.Crew retail stores, 179 J.Crew factory stores (including 39 J.Crew Mercantile stores), and 116 Madewell stores as of April 29, 2017. During fiscal 2018, we expect to open 10 Madewell stores and one J.Crew retail store and close at least 20 stores.

A summary of revenues by brand for the first quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended May 5, 2018	For the Thirteen Weeks Ended April 29, 2017
		(As adjusted)
J.Crew	$391.9	$421.5
Madewell	115.8	83.4
Other(a)	32.8	20.9
Total revenues	$540.5	$525.8

(a)Consists primarily of revenues from wholesale customers and shipping and handling fees.

A summary of highlights for the first quarter is as follows:

•	Revenues increased 2.8% to $540.5 million, with comparable company sales up 0.6%.
•	J.Crew revenues decreased 7.0% to $391.9 million, with J.Crew comparable sales down 5.6%.
•	Madewell revenues increased 38.9% to $115.8 million, with Madewell comparable sales up 30.9%.
•	Gross margin increased to 38.3% from 36.3% last year.
•	We closed six J.Crew retail stores and one J.Crew factory store.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure used in our evaluation is comparable company sales, which includes (i) net sales from stores that have been open for at least 12 months, (ii) e-commerce net sales, and (iii) shipping and handling fees. Due to the 53rd week in fiscal 2017, when calculating comparable company sales for the first quarter of fiscal 2018, we have realigned the weeks of the first quarter last year to be consistent with the current year retail calendar.

A complete description of the measures we use to assess the performance of our business appears in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the SEC.

Results of Operations – First Quarter of Fiscal 2018 compared to First Quarter of Fiscal 2017

	For the Thirteen Weeks Ended May 5, 2018		For the Thirteen Weeks Ended April 29, 2017		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount (As adjusted)	Percent of Revenues	Dollars	Percentage
Revenues	$540.5	100.0%	$525.8	100.0%	$14.7	2.8%
Gross profit	206.8	38.3	190.6	36.3	16.2	8.5
Selling, general and administrative expenses	200.8	37.2	210.5	40.0	(9.7)	(4.6)
Impairment losses	6.9	1.3	131.2	24.9	(124.3)	(94.8)
Loss from operations	(0.9)	(0.2)	(151.0)	(28.7)	150.1	99.4
Interest expense, net	33.0	6.1	20.4	3.9	12.6	61.4
Provision (benefit) for income taxes	—	—	(50.5)	(9.6)	50.5	NM
Net loss	$(33.9)	(6.3)%	$(121.0)	(23.0)%	$87.1	72.0%

Revenues

Total revenues increased $14.7 million, or 2.8%, to $540.5 million in the first quarter of fiscal 2018 from $525.8 million in the first quarter last year, driven primarily by an increase in sales of women’s apparel, specifically pants, knits and sweaters. Comparable company sales increased 0.6% following a decrease of 8.4% in the first quarter last year.

J.Crew sales decreased $29.6 million, or 7.0%, to $391.9 million in the first quarter of fiscal 2018 from $421.5 million in the first quarter last year. J.Crew comparable sales decreased 5.6% following a decrease of 11.4% in the first quarter last year.

Madewell sales increased $32.4 million, or 38.9%, to $115.8 million in the first quarter of fiscal 2018 from $83.4 million in the first quarter last year. Madewell comparable sales increased 30.9% following an increase of 11.1% in the first quarter last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended May 5, 2018	For the Thirteen Weeks Ended April 29, 2017
Apparel:
Women's	60%	57%
Men's	19	21
Children's	7	8
Accessories	14	14
	100%	100%

Other revenues increased $11.8 million to $32.7 million in the first quarter of fiscal 2018 from $20.9 million in the first quarter last year, primarily a result of revenue from wholesale customers.

Gross Profit

Gross profit increased $16.2 million to $206.8 million in the first quarter of fiscal 2018 from $190.6 million in the first quarter last year. This increase resulted from the following factors:

(Dollars in millions)	Increase
(As adjusted)
Increase in revenues	$7.6
Increase in merchandise margin	6.9
Decrease in buying and occupancy costs	1.7
Increase in gross profit	$16.2

Gross margin increased to 38.3% in the first quarter of fiscal 2018 from 36.3% in the first quarter last year. The increase in gross margin was driven by: (i) a 120 basis point expansion in merchandise margin due to favorable product costs and (ii) an 80 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $9.7 million to $200.8 million in the first quarter of fiscal 2018 from $210.5 million in the first quarter last year. This decrease primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
(As adjusted)
Decrease in charges related to workforce reductions	$(7.0)
Decrease in depreciation	(3.7)
Decrease in transformation costs	(3.2)
Decrease in transaction costs	(2.1)
Increase in operating and corporate expenses	0.6
Increase in advertising	2.0
Increase in share-based and incentive compensation	3.7
Total decrease in selling, general and administrative expenses	$(9.7)

As a percentage of revenues, selling, general and administrative expenses decreased to 37.2% in the first quarter of fiscal 2018 from 40.0% in the first quarter last year.

Impairment Losses

Impairment losses were $6.9 million in the first quarter of fiscal 2018 compared to $131.2 million in the first quarter last year. The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	For the Thirteen Weeks Ended May 5, 2018	For the Thirteen Weeks Ended April 29, 2017
Intangible asset related to the J.Crew trade name	$—	$129.8
Long-lived assets	6.9	1.4
Impairment losses	$6.9	$131.2

Interest Expense, Net

Interest expense, net of interest income, increased $12.6 million to $33.0 million in the first quarter of fiscal 2018 from $20.4 million in the first quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended May 5, 2018	For the Thirteen Weeks Ended April 29, 2017
Term Loan Facility	$18.4	$15.5
Notes(1)	11.3	—
Amortization of deferred financing costs and debt discount	1.8	1.2
Realized hedging losses	1.4	3.1
Other, net of interest income	0.1	0.6
Interest expense, net	$33.0	$20.4

(1)We completed a debt exchange and refinancing in the second quarter of fiscal 2017. See “—Liquidity and Capital Resources” for more information.

Provision (Benefit) for Income Taxes

On December 22, 2017, H.R.1, or the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law.  Among its many provisions, Tax Reform substantially reduced our ability to deduct all of our interest expense in fiscal 2018.  The inability to deduct all of our interest expense will generate a significant carry forward of unutilized interest deductions.  We are not forecasting future taxable income sufficient to utilize the carry forward.  Therefore, we have recognized a valuation allowance with respect to the deferred tax asset related to the carry forward of unutilized interest deductions.

In the first quarter of fiscal 2018, we recorded a provision for income taxes of $49, which reflects a charge for the valuation allowance with respect to the deferred tax asset related to the carry forward of unutilized interest deductions.  Other items impacting the provision for income taxes include the recognition of international valuation allowances, lower rates in foreign jurisdictions, and reserves for uncertain tax positions.

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

Net Loss

Net loss decreased $87.1 million to $33.9 million in the first quarter of fiscal 2018 from $121.0 million in the first quarter last year. This decrease was due to: (i) lower impairment losses of $124.3 million, (ii) an increase in gross profit of $16.2 million, (iii) a decrease in selling, general and administrative expenses of $9.7 million, offset by (iv) lower benefit for income taxes of $50.5 million and (v) an increase in interest expense of $12.6 million.

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

Operating Activities

(Dollars in millions)	For the Thirteen Weeks Ended May 5, 2018	For the Thirteen Weeks Ended April 29, 2017
		(As adjusted)
Net loss	$(33.9)	$(121.0)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	21.5	25.2
Impairment losses	6.9	131.2
Amortization of intangible assets	1.8	2.3
Amortization of deferred financing costs and debt discount	1.8	1.2
Reclassification of hedging losses to earnings	1.4	3.1
Share-based compensation	—	0.2
Foreign currency transaction (gains) losses	—	(0.2)
Deferred income taxes	(1.0)	(51.8)
Changes in operating assets and liabilities	(99.5)	(1.5)
Net cash used in operating activities	$(101.0)	$(11.3)

Cash used in operating activities of $101.0 million in the first quarter of fiscal 2018 resulted from: (i) a net loss of $33.9 million and (ii) changes in operating assets and liabilities of $99.5 million primarily due to an increase in merchandise inventories as a result of an anticipated increase in revenues, partially offset by (iii) non-cash adjustments of $32.4 million.

Cash used in operating activities of $11.3 million in the first quarter of fiscal 2017 resulted from: (i) net loss of $121.0 million and (ii) changes in operating assets and liabilities of $1.5 million primarily due to seasonal working capital fluctuations, partially offset by (iii) non-cash adjustments of $111.2 million.

Investing Activities

(Dollars in millions)	For the Thirteen Weeks Ended May 5, 2018	For the Thirteen Weeks Ended April 29, 2017
Capital expenditures:
Information technology	$(5.4)	$(3.9)
New stores	(1.3)	(3.6)
Other(1)	(0.5)	(0.8)
Net cash used in investing activities	$(7.2)	$(8.3)

(1)	Includes capital expenditures for warehouse improvements, store renovations and general corporate purposes.

Capital expenditures are planned at approximately $60 to 70 million for fiscal year 2018, including approximately $35 to 40 million for information technology enhancements, approximately $5 to 10 million for new stores and the remainder for warehouse improvements, store renovations and general corporate purposes.

Financing Activities

(Dollars in millions)	For the Thirteen Weeks Ended May 5, 2018	For the Thirteen Weeks Ended April 29, 2017
Net borrowings under the ABL Facility	$41.5	$—
Quarterly principal repayments of Term Loan Facility	(3.9)	(7.8)
Net cash provided by (used in) financing activities	$37.6	$(7.8)

Cash provided by financing activities of $37.6 million in the first quarter of fiscal 2018 resulted primarily from (i) net borrowings under the ABL Facility, offset by (ii) quarterly principal repayments of the Term Loan Facility.

Cash used in financing activities of $7.8 million in the first quarter of fiscal 2017 resulted from the quarterly principal repayments of the Term Loan Facility.

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

o

the issuance of $97.0 million aggregate principal amount of an additional series of 13% Senior Secured Notes due 2021 by J.Crew Brand, LLC and J.Crew Brand Corp. (the “New Money Notes” and, together with the Exchange Notes, the “Notes”), subject to the same terms and conditions as the Exchange Notes, for cash at a 3% discount, subject to the terms of the note purchase agreement, dated June 12, 2017, the proceeds of which were loaned on a subordinated basis to us and were applied, in part, to finance the repayment of the $150.5 million principal amount of term loans referenced above; and

o

the raising of additional borrowings under the Term Loan Facility of $30.0 million (at a 2% discount) provided by our Sponsors (the “New Term Loan Borrowings”), the net proceeds of which were also applied, in part, to finance the repayment of the $150.5 million principal amount of term loans referenced above.

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

On May 5, 2018, standby letters of credit were $44.2 million, outstanding borrowings were $41.6 million, and excess availability, as defined, was $218.6 million. The weighted average interest rate on the borrowings outstanding under the ABL Facility was 5.00% on May 5, 2018. Average short-term borrowings under the ABL Facility were $30.5 million in the first quarter of fiscal 2018. There were no average short term borrowings under the ABL Facility in the first quarter of fiscal 2017.

As of the date of this report, there were outstanding borrowings of approximately $27 million under the ABL Facility with excess availability of approximately $217 million.

Demand Letter of Credit Facility

We have an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On May 5, 2018, outstanding documentary letters of credit were $16.1 million and availability under this facility was $3.9 million.

Term Loan Facility

2017 Amendment.  On July 13, 2017, concurrently with the settlement of the Exchange Offer, we amended our Term Loan Facility to, among other things, (i) increase the interest rate applicable to the loans held by consenting lenders, which represented 88% of lenders, (the “Consenting Lenders”; and the loans held by the Consenting Lenders, the “Amended Loans”) by 22 basis points, (ii) increase the amount of amortization payable to Consenting Lenders, (iii) provide for the New Term Loan Borrowings of $30.0 million, (iv) amend certain covenants and events of default and (v) direct Wilmington Savings Fund Society, FSB, as administrative agent under the Term Loan Facility, to dismiss, with prejudice, certain litigation regarding the Initial Transferred IP (and the related actions). Additionally, we repaid $150.5 million of principal amount of term loans outstanding under the Term Loan Facility, which was financed with (i) the net proceeds from the New Money Notes of $94.1 million, (ii) the net proceeds from the New Term Loan Borrowings of $29.4 million and (iii) cash on hand of $27.0 million.

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

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 5.52% on May 5, 2018. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at May 5, 2018.

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

Notes

General.  On July 13, 2017, in connection with settlement of the Exchange Offer and the issuance of the Notes, J.Crew Brand, LLC and J.Crew Brand Corp. (together, the “Notes Co-Issuers”) and the Guarantors (as defined below) entered into (i) an indenture with U.S. Bank National Association, as Trustee and collateral agent, governing the terms of the Exchange Notes (the “Exchange Notes Indenture”) and (ii) an indenture with the Trustee and U.S. Bank, as collateral agent, governing the terms of the New Money Notes (the “New Money Notes Indenture”), which is in substantially the same form as the Exchange Notes Indenture.

Interest Rate.  The Notes bear interest at a rate of 13% per annum, and interest is payable semi-annually on March 15 and September 15 of each year. The Notes mature on September 15, 2021.

Notes Guarantee.  The Notes are guaranteed by J.Crew Brand Intermediate, LLC, IPCo and J.Crew International Brand, LLC, each of which is a Delaware limited liability company and a wholly-owned indirect subsidiary of the Company (collectively, the “Guarantors,” and each, a “Guarantor”). The PIK Notes Issuer also unconditionally guarantees the payment obligations of the Notes Co-Issuers and the Guarantors.

Exchange Notes Collateral.  The Exchange Notes and the guarantees thereof are general senior secured obligations of the Notes Co-Issuers and the Guarantors, secured on a first priority lien basis by the Initial Transferred IP and certain other assets of the Notes Co-Issuers and Guarantors, and on a second priority lien basis by the Additional Transferred IP, subject, in each case, to permitted liens under the Exchange Notes Indenture and that certain intercreditor agreement, entered into between the collateral agents on July 13, 2017.

New Money Notes Collateral.  The New Money Notes and the guarantees thereof are general senior secured obligations of the Notes Co-Issuers and the Guarantors, secured on a first priority lien basis by the Additional Transferred IP and certain other assets, and on a second priority lien basis by the Initial Transferred IP, subject, in each case, to permitted liens under the New Money Notes Indenture and the intercreditor agreement.

Redemption.  The Notes are redeemable at the option of the Notes Co-Issuers, in whole or in part, at any time, at a price equal to one hundred percent (100%) of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make whole” premium. The Notes are not subject to any mandatory redemption obligation, and there is no sinking fund provided for the Notes.

Change in Control. Upon the occurrence of a Change of Control (as defined in each of the indentures, as applicable), the Notes Co-Issuers will be required to offer to repay all of the Notes at 100% of the aggregate principal amount repaid plus accrued and unpaid interest, if any, to, but not including, the date of purchase.

Covenants.  Each of the indentures contains covenants covering (i) the payment of principal and interest, (ii) maintenance of an office or agency for the payment of the Notes, (iii) reports to the applicable Trustee and holders of the Notes, (iv) stay, extension and usury laws, (v) payment of taxes, (vi) existence, (vii) maintenance of properties and (viii) maintenance of insurance. Each of the indentures relating to the Notes also includes covenants that (i) limit the ability to transfer the collateral and (ii) limit liens that may be imposed on the assets of the Guarantors, which covenants are, in each case, subject to certain exceptions set forth in each of the indentures.

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

As of May 5, 2018, there were $0.9 million in aggregate principal amount of PIK Notes outstanding.

IP License Agreements

In October 2016, we formed wholly-owned indirect subsidiaries of the Company, including IPCo and J.Crew Brand, LLC (collectively, “J.Crew BrandCo”). In December 2016, J.Crew International, Inc. (“JCI”) transferred an undivided 72.04% ownership interest in the U.S. intellectual property rights of the J.Crew brand to IPCo, and entered into a related intellectual property license agreement with IPCo. In July 2017, JCI transferred the remaining undivided 27.96% ownership interest in the U.S. intellectual property rights of the J.Crew brand to IPCo, which, together with the initial intellectual property contributed in December 2016, represent 100% of the U.S. intellectual property rights of the J.Crew brand, entered into a license agreement amending and restating the December 2016 license agreement with IPCo and entered into an additional intellectual property license agreement with IPCo (collectively, the “IP License Agreements”).

Under the IP License Agreements, J.Crew Operating Corp. (“OpCo”), our direct wholly-owned subsidiary, pays a fixed license fee of $59 million per annum to IPCo, which owns the U.S. intellectual property rights of the J.Crew brand.  The license fees are payable on March 1 and September 1 of each fiscal year. The terms of the 2017 IP License Agreements are no less favorable than could be obtained in an arm’s length transaction with an unaffiliated third party. These royalty payments have no impact on our condensed consolidated results of operations and are not subject to the covenants under our credit facilities or the PIK Notes.

The proceeds from the license fees to IPCo are used by J.Crew BrandCo to meet debt service requirements on the Notes. Any license fees in excess of the debt service requirements are loaned back to OpCo on a subordinated basis. As of May 5, 2018, J.Crew BrandCo had total assets of $381.3 million, consisting of intangible assets of $250.2 million, receivable due from OpCo of $121.0 million, license fee receivable of $9.8 million and cash and cash equivalents of $0.3 million, and total liabilities of $345.4 million related to the Notes. For the thirteen weeks ended May 5, 2018, J.Crew BrandCo earned royalty revenue of $14.8 million. The Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Below is consolidating balance sheet information reflecting the elimination of the accounts of J.Crew BrandCo from our condensed consolidated balance sheet as of May 5, 2018.

	As of May 5, 2018
	(unaudited)
	Consolidated balance sheet	Eliminations of J.Crew BrandCo	Consolidated balance sheet of subsidiaries excluding J.Crew BrandCo
ASSETS
Current assets:
Cash and cash equivalents	$36,038	$(293)	$35,745
Merchandise inventories, net	345,254	—	345,254
Prepaid expenses and other current assets	93,685	—	93,685
Refundable income taxes	2,349	—	2,349
Total current assets	477,326	(293)	477,033
Property and equipment, net	268,229	—	268,229
Intangible assets, net	306,860	(250,195)	56,665
Investment in subsidiary	—	183,662	183,662
Deferred income taxes, net	—	38,988	38,988
Goodwill	107,900	—	107,900
Other assets	7,851	—	7,851
Total assets	$1,168,166	$(27,838)	$1,140,328
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$223,810	$—	$223,810
Other current liabilities	158,213	9,833	168,046
Borrowings under the ABL Facility	41,561	—	41,561
Due to Parent	37,251	—	37,251
Interest payable	11,626	(5,632)	5,994
Current portion of long-term debt	15,670	—	15,670
Total current liabilities	488,131	4,201	492,332
Long-term debt, net	1,695,772	(339,725)	1,356,047
Due to J.Crew BrandCo	—	121,018	121,018
Lease-related deferred credits, net	113,589	—	113,589
Deferred income taxes, net	27,545	(27,545)	—
Other liabilities	26,883	—	26,883
Total liabilities	2,351,920	(242,051)	2,109,869
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—
Additional paid-in capital	733,117	249,596	982,713
Accumulated other comprehensive income	480	—	480
Accumulated deficit	(1,917,351)	(35,383)	(1,952,734)
Total stockholders’ deficit	(1,183,754)	214,213	(969,541)
Total liabilities and stockholders’ deficit	$1,168,166	$(27,838)	$1,140,328

Below is consolidating statement of operations and comprehensive loss information reflecting the elimination of the accounts of J.Crew BrandCo from our condensed consolidated statement of operations and comprehensive loss for the thirteen weeks ended May 5, 2018.

	For the Thirteen Weeks Ended May 5, 2018
	(unaudited)
	Consolidated	Eliminations of J.Crew BrandCo	Consolidated subsidiaries excluding J.Crew BrandCo
Condensed Consolidated Statements of Operations and Comprehensive Loss

Revenues:
Net sales	$507,706	$—	$507,706
Other	32,744	—	32,744
Total revenues	540,450	—	540,450
Cost of goods sold, including buying and occupancy costs	333,642	—	333,642
Royalty expense	—	14,750	14,750
Gross profit	206,808	(14,750)	192,058
Selling, general and administrative expenses	200,836	—	200,836
Impairment losses	6,866	—	6,866
Loss from operations	(894)	(14,750)	(15,644)
Interest expense, net of interest income	32,982	(11,773)	21,209
Loss before income taxes	(33,876)	(2,977)	(36,853)
Provision for income taxes	49	—	49
Net loss	$(33,925)	$(2,977)	$(36,902)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	996	—	996
Unrealized gain on cash flow hedges, net of tax	2,418	—	2,418
Foreign currency translation adjustments	(331)	—	(331)
Comprehensive loss	$(30,842)	$(2,977)	$(33,819)

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) debt service requirements, including required (a) quarterly principal repayments and (b) repayments, if any, based on annual excess cash flows, if any, as defined, (ii) capital expenditures, and (iii) working capital. Management anticipates that capital expenditures in fiscal 2018 will be approximately $60 to 70 million for fiscal year 2018, including approximately $35 to 40 million for information technology enhancements, approximately $5 to 10 million for new stores and the remainder for warehouse improvements, store renovations and general corporate purposes. Management expects to pay interest of approximately $130 million in fiscal 2018 to fund debt service obligations. During fiscal 2018, we expect to open 10 Madewell stores and one J.Crew retail store and close at least 20 stores.

Management believes that our current balances of cash and cash equivalents, projected cash flow from operations and amounts available under the ABL Facility will be adequate to fund primary short-term and long-term liquidity needs. Our ability to satisfy these obligations and to remain in compliance with the financial covenants under our financing arrangements depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of May 5, 2018, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$44.2	$43.2	$1.0	$—	$—
Documentary	16.1	16.1	—	—	—
	$60.3	$59.3	$1.0	$—	$—

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

Our business is seasonal, and as a result our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly December when customers make holiday purchases. Our working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of holiday season inventory requirements.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the SEC.

During the first quarter of fiscal 2018, we adopted a pronouncement that clarified the principles of revenue recognition and standardized a comprehensive model for recognizing revenue arising from contracts with customers. The adoption impacted our critical accounting policies as follows:

•

We now defer revenue and recognize a liability for rewards points issued in connection with our customer loyalty program for the rewards points expected to be redeemed for merchandise in the future, which resulted in a reduction of the liability recorded in connection with our loyalty program.

•

We continue to make estimates of future sales returns related to current period sales but have changed the presentation of the allowance for sales returns to recognize the reserve on a gross basis in the condensed consolidated financial statements. On the condensed consolidated balance sheet, we now record an asset in other current assets for the inventory expected to be returned and a liability in other current liabilities for the sales expected to be refunded. On the statement of operations and comprehensive loss, we now present the change in the liability in total revenues and the change in the asset in cost of goods sold.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our Senior Credit Facilities. Borrowings pursuant to our Term Loan Facility bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 1.00%, plus the applicable margin. Borrowings pursuant to our ABL Facility bear interest at floating rates based on LIBOR and the prime rate, plus the applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income or net loss and cash flow.

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

Foreign Currency

Foreign currency exposures arise from transactions denominated in a currency other than the entity’s functional currency. Although our inventory is primarily purchased from foreign vendors, such purchases are denominated in U.S. dollars, and are therefore not subject to foreign currency exchange risk. However, we operate in foreign countries, which exposes the Company to market risk associated with exchange rate fluctuations. The Company is exposed to foreign currency exchange risk resulting from its foreign operating subsidiaries’ U.S. dollar denominated transactions.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. As of May 5, 2018, we have recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to our results of operations. In addition, there are certain other claims and legal proceedings pending against us for which accruals have not been established.

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

On August 7, 2017, WSFS and the Company filed separate motions to dismiss certain of the Highland/EV Plaintiffs’ claims for failure to state a claim and lack of standing, among other reasons. On September 7, 2017, the Highland/EV Plaintiffs filed an amended complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS. The amended complaint continues to assert claims for breach of the terms of the Term Loan Facility, and for fraudulent conveyance and adds an additional claim for fraudulent inducement against the Company. We believe that the Highland/EV Plaintiffs’ claims asserted in the amended complaint are wholly without merit, and intend to vigorously oppose these claims.

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

Oral argument on the motions to dismiss occurred on March 8, 2018. On April 25, 2018, the judge issued a Memorandum Decision and Order, which granted our partial motion to dismiss in its entirety and dismissed as a matter of law the majority of the Highland/EV Plaintiffs’ claims with prejudice. The Highland/EV Plaintiffs’ sole remaining claim is for breach of contract based on the theory that the July 13, 2017 Amendment to the Term Loan Facility required unanimous consent of all lenders under the facility.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 includes a detailed discussion of certain risks that could materially adversely affect our business, our operating results or our financial condition. There have been no material changes to the risk factors previously disclosed.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at May 5, 2018 and February 3, 2018, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended May 5, 2018 and April 29, 2017, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the thirteen weeks ended May 5, 2018 and the fifty-three weeks ended February 3, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 5, 2018 and April 29, 2017, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: May 30, 2018	By:	/S/ JAMES BRETT
James Brett
Chief Executive Officer
(Principal Executive Officer)

Date: May 30, 2018	By:	/S/ VINCENT ZANNA
Vincent Zanna
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 30, 2018	By:	/S/ JEREMY BROOKS
Jeremy Brooks
Chief Accounting Officer
(Principal Accounting Officer)