Form 10-Q
period 2018-08-04
J CREW GROUP INC
filed 2018-08-28
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 24, 2018
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at August 4, 2018 and February 3, 2018	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended August 4, 2018 and July 29, 2017	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the twenty-six weeks ended August 4, 2018 and July 29, 2017	5

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the twenty-six weeks ended August 4, 2018 and the fifty-three weeks ended February 3, 2018	6

	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 4, 2018 and July 29, 2017	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	37

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 6.	Exhibits	39

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	August 4, 2018	February 3, 2018
ASSETS		(As adjusted)
Current assets:
Cash and cash equivalents	$34,742	$107,066
Merchandise inventories, net	412,862	292,489
Prepaid expenses and other current assets	107,855	92,348
Refundable income taxes	6,761	1,622
Total current assets	562,220	493,525
Property and equipment, net	256,313	289,441
Intangible assets, net	305,025	308,702
Goodwill	107,900	107,900
Other assets	7,222	6,374
Total assets	$1,238,680	$1,205,942
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$297,505	$232,480
Other current liabilities	161,228	177,206
Due to Parent	39,771	38,210
Borrowings under the ABL Facility	25,300	—
Interest payable	22,632	21,914
Current portion of long-term debt	29,039	15,670
Total current liabilities	575,475	485,480
Long-term debt, net	1,680,371	1,697,812
Lease-related deferred credits, net	109,166	117,688
Deferred income taxes, net	35,584	27,752
Other liabilities	27,841	30,168
Total liabilities	2,428,437	2,358,900
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	733,191	733,071
Accumulated other comprehensive income (loss)	497	(2,603)
Accumulated deficit	(1,923,445)	(1,883,426)
Total stockholders’ deficit	(1,189,757)	(1,152,958)
Total liabilities and stockholders’ deficit	$1,238,680	$1,205,942

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	For the Thirteen Weeks Ended August 4, 2018	For the Thirteen Weeks Ended July 29, 2017
Revenues:		(As adjusted)
Net sales	$550,541	$544,903
Other	37,032	25,760
Total revenues	587,573	570,663
Cost of goods sold, including buying and occupancy costs	361,572	352,880
Gross profit	226,001	217,783
Selling, general and administrative expenses	192,659	209,111
Impairment losses	—	3,898
Income from operations	33,342	4,774
Interest expense, net	34,400	22,818
Loss before income taxes	(1,058)	(18,044)
Provision for income taxes	5,036	434
Net loss	$(6,094)	$(18,478)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	365	1,682
Unrealized loss on cash flow hedges, net of tax	(201)	(497)
Foreign currency translation adjustments	(147)	777
Comprehensive loss	$(6,077)	$(16,516)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	For the Twenty-six Weeks Ended August 4, 2018	For the Twenty-six Weeks Ended July 29, 2017
Revenues:		(As adjusted)
Net sales	$1,058,247	$1,049,759
Other	69,776	46,671
Total revenues	1,128,023	1,096,430
Cost of goods sold, including buying and occupancy costs	695,214	688,048
Gross profit	432,809	408,382
Selling, general and administrative expenses	393,495	419,594
Impairment losses	6,866	135,055
Income (loss) from operations	32,448	(146,267)
Interest expense, net of interest income	67,382	43,254
Loss before income taxes	(34,934)	(189,521)
Provision (benefit) for income taxes	5,085	(50,050)
Net loss	$(40,019)	$(139,471)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,361	3,546
Unrealized gain (loss) on cash flow hedges, net of tax	2,217	(501)
Foreign currency translation adjustments	(478)	1,187
Comprehensive loss	$(36,919)	$(135,239)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance at January 28, 2017 (as adjusted)	1,000	$—	$980,368	$(1,760,227)	$(11,536)	$(791,395)
Net loss	—	—	—	(123,199)	—	(123,199)
Share-based compensation	—	—	2,299	—	—	2,299
Non-cash contribution to Parent in connection with Exchange Offer	—	—	(249,596)	—	—	(249,596)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	6,537	6,537
Unrealized gain on cash flow hedges	—	—	—	—	693	693
Foreign currency translation adjustments	—	—	—	—	1,703	1,703
Balance at February 3, 2018 (as adjusted)	1,000	$—	$733,071	$(1,883,426)	$(2,603)	$(1,152,958)
Net loss	—	—	—	(40,019)	—	(40,019)
Share-based compensation	—	—	120	—	—	120
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	1,361	1,361
Unrealized gain on cash flow hedges	—	—	—	—	2,217	2,217
Foreign currency translation adjustments	—	—	—	—	(478)	(478)
Balance at August 4, 2018	1,000	$—	$733,191	$(1,923,445)	$497	$(1,189,757)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the Twenty-six Weeks Ended August 4, 2018	For the Twenty-six Weeks Ended July 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:		(As adjusted)
Net loss	$(40,019)	$(139,471)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	45,253	49,739
Impairment losses	6,866	135,055
Deferred income taxes	5,508	(52,136)
Amortization of intangible assets	3,603	4,558
Amortization of deferred financing costs and debt discount	3,579	2,554
Reclassification of hedging losses to earnings	1,854	5,814
Foreign currency transaction (gains) losses	229	(627)
Share-based compensation	120	373
Changes in operating assets and liabilities:
Merchandise inventories, net	(120,761)	15,067
Prepaid expenses and other current assets	(15,715)	6,973
Other assets	(1,214)	(543)
Accounts payable and other liabilities	41,847	(39,220)
Federal and state income taxes	(1,169)	2,216
Net cash used in operating activities	(70,019)	(9,648)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,106)	(20,173)
Net cash used in investing activities	(19,106)	(20,173)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under the ABL Facility	25,300	—
Quarterly principal repayments of Term Loan Facility	(7,835)	(7,835)
Proceeds from New Notes, net of discount	—	94,090
Proceeds from New Term Loan Borrowings, net of discount	—	29,400
Repayments pursuant to the Term Loan amendment	—	(150,456)
Cost paid in connection with refinancings of debt	—	(5,740)
Net cash provided by (used in) financing activities	17,465	(40,541)
Effect of changes in foreign exchange rates on cash and cash equivalents	(664)	562
Decrease in cash and cash equivalents	(72,324)	(69,800)
Beginning balance	107,066	132,226
Ending balance	$34,742	$62,426
Supplemental cash flow information:
Income taxes paid	$793	$825
Interest paid	$63,053	$41,467
Non-cash contribution to Parent in connection with Exchange Offer	$—	$249,596

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017

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

The impact of the adoption on the condensed consolidated statement of operations for the second quarter and the first half of fiscal 2017 is as follows:

	For the Thirteen Weeks Ended July 29, 2017			For the Twenty-six Weeks Ended July 29, 2017
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
Revenues:
Net sales	$536,180	$8,723	$544,903	$1,049,359	$400	$1,049,759
Other	24,726	1,034	25,760	43,513	3,158	46,671
Total revenues	560,906	9,757	570,663	1,092,872	3,558	1,096,430
Cost of goods sold, including buying and occupancy costs	344,274	8,606	352,880	688,004	44	688,048
Gross profit	216,632	1,151	217,783	404,868	3,514	408,382
Selling, general and administrative expenses	210,136	(1,025)	209,111	420,558	(964)	419,594
Impairment losses	3,898	—	3,898	135,055	—	135,055
Income (loss) from operations	2,598	2,176	4,774	(150,745)	4,478	(146,267)
Interest expense, net	22,818	—	22,818	43,254	—	43,254
Loss before income taxes	(20,220)	2,176	(18,044)	(193,999)	4,478	(189,521)
Provision (benefit) for income taxes	434	—	434	(50,050)	—	(50,050)
Net loss	$(20,654)	$2,176	$(18,478)	$(143,949)	$4,478	$(139,471)

The impact of the adoption on the condensed consolidated balance sheets as of February 3, 2018 and July 29, 2017 is as follows:

	As of
	February 3, 2018			July 29, 2017
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
ASSETS
Current assets:
Cash and cash equivalents	$107,066	$—	$107,066	$62,426	$—	$62,426
Merchandise inventories, net	292,489	—	292,489	299,796	—	299,796
Prepaid expenses and other current assets	83,228	9,120	92,348	51,261	6,037	57,298
Refundable income taxes	5,807	(4,185)	1,622	8,139	(3,644)	4,495
Total current assets	488,590	4,935	493,525	421,622	2,393	424,015
Property and equipment, net	289,441	—	289,441	330,006	—	330,006
Intangible assets, net	308,702	—	308,702	313,161	—	313,161
Goodwill	107,900	—	107,900	107,900	—	107,900
Other assets	6,374	—	6,374	7,321	—	7,321
Total assets	$1,201,007	$4,935	$1,205,942	$1,180,010	$2,393	$1,182,403
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$232,480	$—	$232,480	$188,297	$—	$188,297
Other current liabilities	167,113	10,093	177,206	150,321	6,256	156,577
Due to Parent	38,210	—	38,210	20,959	—	20,959
Interest payable	21,914	—	21,914	6,769	—	6,769
Current portion of long-term debt	15,670	—	15,670	19,588	—	19,588
Total current liabilities	475,387	10,093	485,480	385,934	6,256	392,190
Long-term debt, net	1,697,812	—	1,697,812	1,701,887	—	1,701,887
Lease-related deferred credits, net	117,688	—	117,688	129,228	—	129,228
Deferred income taxes, net	29,486	(1,734)	27,752	98,011	(3,158)	94,853
Other liabilities	30,168	—	30,168	40,101	—	40,101
Total liabilities	2,350,541	8,359	2,358,900	2,355,161	3,098	2,358,259
Total stockholders’ deficit	(1,149,534)	(3,424)	(1,152,958)	(1,175,151)	(705)	(1,175,856)
Total liabilities and stockholders’ deficit	$1,201,007	$4,935	$1,205,942	$1,180,010	$2,393	$1,182,403

Disaggregation of Revenue

A summary of disaggregated revenue is as follows:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
		(As adjusted)		(As adjusted)
J.Crew	$428,891	$450,726	$820,756	$872,202
Madewell	121,650	94,177	237,491	177,557
Other(a)	37,032	25,760	69,776	46,671
Total revenues	$587,573	$570,663	$1,128,023	$1,096,430

(a)Consists primarily of revenues from wholesale customers and shipping and handling fees.

Accounts Receivable from our Wholesale Customers

A summary of accounts receivable, included in prepaid expenses and other current assets, with respect to our wholesale customers is as follows:

	August 4, 2018	February 3, 2018
Accounts receivable	$34,975	$23,503
Less allowance for doubtful accounts	(295)	(312)
Accounts receivable, net	$34,680	$23,191

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

With respect to unearned loyalty program rewards, the Company is obligated to transfer merchandise to the customer upon accumulating points to certain thresholds. The contract liability for unearned loyalty program rewards is increased as certain customers make qualifying purchases, and decreased when (i) a customer achieves a threshold and a rewards card is issued or merchandise is transferred or (ii) the expiration of accumulated points that did not reach a threshold.

Rollforwards of the liabilities for gift cards and loyalty program awards are as follows:

	Unredeemed Gift Cards
	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Balance at beginning of period	$28,882	$28,781	$32,665	$34,698
Issuance of cards	14,274	14,077	27,495	27,691
Redemption of cards	(14,382)	(15,593)	(30,345)	(33,686)
Recognition of estimated breakage	(867)	(1,107)	(1,788)	(2,307)
Other	24	(3)	(96)	(241)
Balance at end of period	$27,931	$26,155	$27,931	$26,155

	Unredeemed Loyalty Program Rewards
	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Balance at beginning of period	$3,914	$7,415	$8,422	$8,420
Redemption of cards	(2,048)	(2,480)	(9,511)	(5,774)
Recognition of estimated breakage	(1,136)	(1,347)	(1,903)	(3,311)
Earning of loyalty program points	4,615	3,738	8,152	7,903
Other	31	55	216	143
Balance at end of period	$5,376	$7,381	$5,376	$7,381

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

The Company recorded an expense of $5.0 million and $4.7 million in the first half of fiscal 2018 and fiscal 2017, respectively, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

5. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at February 3, 2018	$3,912	$53,642	$953	$250,195
Amortization expense	(743)	(1,025)	(35)	—
Effect of changes in foreign exchange rates	—	—	(39)	—
Balance at May 5, 2018	$3,169	$52,617	$879	$250,195
Amortization expense	(743)	(1,025)	(33)	—
Effect of changes in foreign exchange rates	—	—	(34)	—
Balance at August 4, 2018	$2,426	$51,592	$812	$250,195
Total accumulated amortization or impairment losses at August 4, 2018	$(58,584)	$(30,408)	$(4,005)	$(635,105)

The impairment losses were the result of the write-down of the following assets:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Intangible asset related to the J.Crew trade name	$—	$—	$—	$129,800
Long-lived assets (see note 9)	—	3,898	6,866	5,255
Impairment losses	$—	$3,898	$6,866	$135,055

The carrying value of goodwill of $107.9 million relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit, which has previously recorded accumulated impairment losses of $1,579.0 million. The carrying value of the J.Crew and Madewell trade names is $250.2 million and $51.6 million, respectively, at August 4, 2018. If revenues or operating results decline below the Company’s current expectations, additional impairment charges may be recorded in the future.

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

A summary of share-based compensation recorded in the statements of operations and comprehensive loss is as follows:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Share-based compensation	$74	$164	$120	$373

A summary of shares available for grant as stock options or other share-based awards, as adjusted for the reverse stock split, is as follows:

	Common Stock Awards	Preferred Stock Awards
Available for grant at February 3, 2018	13,018,649	20,000
Authorized	—	—
Granted	(8,749,186)	—
Forfeited and available for reissuance	348,208	—
Available for grant at August 4, 2018	4,617,671	20,000

7. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	August 4, 2018	February 3, 2018
Term Loan Facility	$1,380,899	$1,388,258
Notes	346,596	346,596
Less current portion of Term Loan	(29,039)	(15,670)
Less deferred financing costs	(12,584)	(14,879)
Less discount	(5,501)	(6,493)
Long-term debt, net	$1,680,371	$1,697,812
Borrowings under the ABL Facility	$25,300	$—

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

On August 4, 2018, standby letters of credit were $58.1 million, outstanding borrowings were $25.3 million, and excess availability, as defined, was $215.0 million. The weighted average interest rate on the borrowings outstanding under the ABL Facility was 5.25% on August 4, 2018. Average short-term borrowings under the ABL Facility were $35.5 million in the first half of fiscal 2018. There were no short-term borrowings under the ABL Facility in the first half of fiscal 2017.

Demand Letter of Credit Facility

The Company has an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On August 4, 2018, outstanding documentary letters of credit were $19.9 million and availability under this facility was $0.1 million.

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

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 5.61% on August 4, 2018. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at August 4, 2018.

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

Interest expense

A summary of the components of interest expense is as follows:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Term Loan Facility	$19,501	$15,939	$37,884	$31,446
Notes	11,264	2,128	22,529	2,128
Amortization of deferred financing costs and debt discount	1,790	1,325	3,579	2,554
Realized hedging losses	498	2,758	1,854	5,814
ABL Facility	538	—	875	—
Other interest, net of interest income	809	668	661	1,312
Interest expense, net	$34,400	$22,818	$67,382	$43,254

8. Derivative Financial Instruments

In August 2014, the Company entered into interest rate swap agreements that limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness. The interest rate swap agreements cover a notional amount of $800 million from March 2016 to March 2019 and carry a fixed rate of 2.56% plus the applicable margin.

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). Liabilities for interest rate swaps, included in other liabilities, were $0.4 million and $4.3 million at August 4, 2018 and February 3, 2018, respectively.

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

Financial assets and liabilities

The fair value of the Company’s long-term debt was estimated to be $1,589 million and $1,388 million at August 4, 2018 and February 3, 2018, respectively, based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain long-lived assets, have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of August 4, 2018 or February 3, 2018 that are measured on a recurring basis in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Carrying value of long-term assets written down to fair value	$—	$3,898	$6,866	$5,255
Impairment charge	$—	$3,898	$6,866	$5,255

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

In the first half of fiscal 2018, the Company recorded a provision for income taxes of $5.1 million, which reflects a charge for the valuation allowance with respect to the deferred tax asset related to the carry forward of unutilized interest deductions.  Other items impacting the provision for income taxes include the recognition of international valuation allowances, lower rates in foreign jurisdictions and reserves for uncertain tax positions. These items primarily drove the difference between the federal statutory rate of 21% and the effective rate of 15%.

In the first half of fiscal 2017, the Company recognized a deferred tax benefit of $52.1 million, primarily a result of the reversal of deferred taxes related to the intangible asset for the J.Crew trade name, which was written down by $129.8 million in the first quarter. The Company did not recognize any additional deferred tax benefit on other operating losses due to an increase in the valuation allowance. The impact of not recognizing tax benefit on the Company’s other operating losses was the primary driver of the difference between the statutory rate of 35% to the effective rate of 26%.

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on a weighing process of available evidence, whether it is more-likely-than-not that its deferred tax assets will not be realized. As of August 4, 2018, the Company maintains valuation allowances against its deferred tax assets related to (i) the carry forward of unutilized interest deductions, (ii) carry forwards of net operating losses of its international subsidiaries and (iii) temporary differences deductible in certain states that did not adopt Tax Reform, and therefore interest expense currently remains fully deductible in those jurisdictions.

The federal tax returns for the periods ended January 2013 through January 2016 are currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns or hearing appeals for certain tax years ranging from 2013 to 2016. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

While the Company expects the amount of unrecognized tax benefits to change in the next 12 months, the change is not expected to have a significant effect on the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

11. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on the Company’s financial position, results of operations or cash flows. As of August 4, 2018, the Company has recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to its results of operations. In addition, there are certain other claims and legal proceedings pending against the Company for which accruals have not been established.

Eaton Vance Management, et al. v. Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent, et al., Index No. 654397/2017, (Sup. Ct. N.Y. C’ty.).

On June 22, 2017, Eaton Vance Management and certain affiliated funds as well as Highland Capital Management and certain affiliated funds (collectively, the “Highland/EV Plaintiffs”), filed a complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS, seeking, among other things, declarations that the July 13, 2017 Amendment to the Term Loan Facility was ineffective absent unanimous consent of all lenders under the facility, that certain of the Company’s actions with respect to certain of its intellectual property assets were taken in violation of the terms of the Term Loan Facility, and that those actions also constituted fraudulent conveyances.

On August 7, 2017, WSFS and the Company filed separate motions to dismiss certain of the Highland/EV Plaintiffs’ claims for failure to state a claim and lack of standing, among other reasons. On September 7, 2017, the Highland/EV Plaintiffs filed an amended complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS. The amended complaint continued to assert claims for breach of the terms of the Term Loan Facility, and for fraudulent conveyance and added an additional claim for fraudulent inducement against the Company.

In response to the amended complaint, WSFS and the Company withdrew their prior motions to dismiss and, on October 20, 2017, filed renewed motions seeking dismissal in whole or part. Among other things, the Company sought dismissal of the amended complaint for failure to state a claim, lack of standing, and because its fraud claims are duplicative of the Highland/EV Plaintiffs’ claims under the documents governing the Term Loan Facility. The Highland/EV Plaintiffs filed an omnibus brief on December 1, 2017 opposing the motions to dismiss. The Company and WSFS each filed reply briefs on December 22, 2017 reiterating that the majority of the Highland/EV Plaintiffs’ claims should be dismissed as a matter of law.

Oral argument on the motions to dismiss occurred on March 8, 2018. On April 25, 2018, the judge issued a Memorandum Decision and Order, which granted the Company’s partial motion to dismiss in its entirety and dismissed as a matter of law the majority of the Highland/EV Plaintiffs’ claims with prejudice. The Highland/EV Plaintiffs’ sole remaining claim is for breach of contract based on the theory that the July 13, 2017 Amendment to the Term Loan Facility required unanimous consent of all lenders under the facility. Discovery in the action is ongoing. The Company believes that the Highland/EV Plaintiffs’ claim is wholly without merit, and intends to vigorously oppose the claim.

12. Workforce Reductions

The Company executed various strategic changes including the eliminations of: (i) approximately 150 full-time and 100 open positions, primarily from its corporate headquarters, and (ii) approximately 600 full-time store positions, in the first quarter of fiscal 2017 and fiscal 2018, respectively.

A rollforward of the reserve for severance and related costs is as follows:

	For the Thirteen Weeks Ended August 4, 2018	For the Twenty-six Weeks Ended August 4, 2018
Balance at beginning of period	$2,131	$3,543
Provisions charged to expense	5	3,293
Reversals	(856)	(856)
Payments	(753)	(5,453)
Balance at end of period	$527	$527

The Company expects the unpaid severance at August 4, 2018 to be paid through the fourth quarter of fiscal 2018.

13. Corporate Headquarters Relocation

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

Additionally, concurrent with the entry into the Surrender Agreement, the Company entered into a sublease of new corporate office space at 225 Liberty Street in New York City. The sublease provides for, among other things, a 16-year occupancy of 325,000 square feet of office space in lower Manhattan with aggregate base rent of $272 million, net of free rent. The Company will begin relocating to the new corporate office space in August 2018 and the Company expects to reinvest a significant portion of the termination payment of $35 million into the new corporate office space. As a result of the move, the Company expects pre-tax rent savings of approximately $4 million in fiscal 2018.

14. Related Party Transactions

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

The proceeds from the license fees to IPCo are used by J.Crew BrandCo to meet debt service requirements on the Notes.  Any license fees in excess of the debt service requirements are loaned back to OpCo on a subordinated basis. As of August 4, 2018, J.Crew BrandCo had total assets of $396.1 million, consisting of intangible assets of $250.2 million, receivable due from OpCo of $121.0 million, license fee receivable of $24.6 million and cash and cash equivalents of $0.3 million, and total liabilities of $357.1 million related to the Notes. IPCo earned royalty revenue of $14.8 million and $29.5 million in the second quarter and first half of fiscal 2018, respectively. The Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Chinos Intermediate Holdings A, Inc. Senior PIK Toggle Note

On November 4, 2013, the PIK Notes Issuer, which is an indirect parent holding company of Group, issued $500 million of PIK Notes. The PIK Notes were: (i) senior unsecured obligations of the PIK Notes Issuer, (ii) structurally subordinated to all of the liabilities of the PIK Notes Issuers’ subsidiaries, and (iii) not guaranteed by any of the PIK Notes Issuers’ subsidiaries, and therefore are not recorded in the Company’s financial statements. As part of the refinancing in July 2017, $565.7 million in aggregate principal amount of the PIK Notes were exchanged for $249.6 million of Exchange Notes and shares of preferred and common stock of the Parent. As of August 4, 2018, there were $0.9 million in aggregate principal amount of PIK Notes outstanding. For more information on the Exchange Offer, see note 3.

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

Due to Parent

Certain transactions, primarily related to income taxes, between Group and its Parent give rise to intercompany receivables and payables. A summary of the components of Due to Parent is as follows:

	August 4, 2018	February 3, 2018
Income taxes payable to Parent	$(49,888)	$(49,888)
Monitoring fees payable	(3,007)	(1,446)
Payment of certain transaction costs on behalf of Parent	13,124	13,124
Due to Parent	$(39,771)	$(38,210)

15. Recent Accounting Pronouncements

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

In February 2018, a pronouncement was issued that will permit entities to reclassify tax effects stranded in accumulated other comprehensive income or loss, as a result of tax reform, to retained earnings. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the new pronouncement on its condensed consolidated financial statements.

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

We sell our J.Crew and Madewell merchandise primarily through our retail and factory stores, our websites and select partners. As of August 4, 2018, we operated 229 J.Crew retail stores, 175 J.Crew factory stores (including 42 J.Crew Mercantile® stores), and 122 Madewell stores throughout the United States, Canada, the United Kingdom and Hong Kong; compared to 272 J.Crew retail stores, 182 J.Crew factory stores (including 42 J.Crew Mercantile stores), and 119 Madewell stores as of July 29, 2017. During fiscal 2018, we expect to open 10 Madewell stores and one J.Crew retail store and close approximately 30 stores.

A summary of revenues by brand for the second quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended August 4, 2018	For the Thirteen Weeks Ended July 29, 2017
		(As adjusted)
J.Crew	$428.9	$450.7
Madewell	121.7	94.2
Other(a)	37.0	25.8
Total revenues	$587.6	$570.7

(a)Consists primarily of revenues from wholesale customers and shipping and handling fees.

A summary of highlights for the second quarter is as follows:

•	Revenues increased 3.0% to $587.6 million, with comparable company sales up 5.4%.
•	J.Crew revenues decreased 4.8% to $428.9 million, with J.Crew comparable sales up 0.5%.
•	Madewell revenues increased 29.2% to $121.7 million, with Madewell comparable sales up 27.8%.
•	Gross margin increased to 38.5% from 38.2% last year.
•	We opened one J.Crew retail store and one Madewell store. We closed one J.Crew retail store.

A summary of revenues by brand for the first half is as follows:

(Dollars in millions)	For the Twenty-six Weeks Ended August 4, 2018	For the Twenty-six Weeks Ended July 29, 2017
		(As adjusted)
J.Crew	$820.7	$872.2
Madewell	237.5	177.5
Other(a)	69.8	46.7
Total revenues	$1,128.0	$1,096.4

(a)Consists primarily of revenues from wholesale customers and shipping and handling fees.

A summary of highlights for the first half is as follows:

•	Revenues increased 2.9% to $1,128.0 million, with comparable company sales up 3.0%.
•	J.Crew revenues decreased 5.9% to $820.7 million, with J.Crew comparable sales down 2.5%.
•	Madewell revenues increased 33.8% to $237.5 million, with Madewell comparable sales up 29.3%.
•	Gross margin increased to 38.4% from 37.2% last year.
•	We opened one J.Crew retail store and one Madewell store. We closed seven J.Crew retail stores and one J.Crew factory store.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure used in our evaluation is comparable company sales, which includes (i) net sales from stores that have been open for at least 12 months, (ii) e-commerce net sales, and (iii) shipping and handling fees. Due to the 53rd week in fiscal 2017, when calculating comparable company sales for fiscal 2018, we have realigned the weeks of last year to be consistent with the current year retail calendar.

A complete description of the measures we use to assess the performance of our business appears in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the SEC.

Results of Operations – Second Quarter of Fiscal 2018 compared to Second Quarter of Fiscal 2017

	For the Thirteen Weeks Ended August 4, 2018		For the Thirteen Weeks Ended July 29, 2017		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount (As adjusted)	Percent of Revenues	Dollars	Percentage
Revenues	$587.6	100.0%	$570.7	100.0%	$16.9	3.0%
Gross profit	226.0	38.5	217.8	38.2	8.2	3.8
Selling, general and administrative expenses	192.7	32.8	209.1	36.6	(16.4)	(7.9)
Impairment losses	—	—	3.9	0.7	(3.9)	(100.0)
Income from operations	33.3	5.7	4.8	0.8	28.5	NM
Interest expense, net	34.4	5.9	22.8	4.0	11.6	50.8
Provision for income taxes	5.0	0.9	0.4	0.1	4.6	NM
Net loss	$(6.1)	(1.0)%	$(18.5)	(3.2)%	$12.4	67.0%

Revenues

Total revenues increased $16.9 million, or 3.0%, to $587.6 million in the second quarter of fiscal 2018 from $570.7 million in the second quarter last year, driven primarily by an increase in sales of women’s apparel, specifically pants, dresses and knits. Comparable company sales increased 5.4% following a decrease of 4.8% in the second quarter last year.

J.Crew sales decreased $21.8 million, or 4.8%, to $428.9 million in the second quarter of fiscal 2018 from $450.7 million in the second quarter last year. J.Crew comparable sales increased 0.5% following a decrease of 7.6% in the second quarter last year.

Madewell sales increased $27.5 million, or 29.2%, to $121.7 million in the second quarter of fiscal 2018 from $94.2 million in the second quarter last year. Madewell comparable sales increased 27.8% following an increase of 12.2% in the second quarter last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended August 4, 2018	For the Thirteen Weeks Ended July 29, 2017
Apparel:
Women's	58%	56%
Men's	22	24
Children's	6	6
Accessories	14	14
	100%	100%

Other revenues increased $11.2 million to $37.0 million in the second quarter of fiscal 2018 from $25.8 million in the second quarter last year, primarily a result of revenue from wholesale customers.

Gross Profit

Gross profit increased $8.2 million to $226.0 million in the second quarter of fiscal 2018 from $217.8 million in the second quarter last year. This increase resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
(As adjusted)
Increase in revenues	$8.8
Increase in merchandise margin	2.0
Increase in buying and occupancy costs	(2.6)
Increase in gross profit	$8.2

Gross margin increased to 38.5% in the second quarter of fiscal 2018 from 38.2% in the second quarter last year. The increase in gross margin was driven by a 30 basis point expansion in merchandise margin due to favorable product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $16.4 million to $192.7 million in the second quarter of fiscal 2018 from $209.1 million in the second quarter last year. This decrease resulted from the following:

(Dollars in millions)	Increase/ (decrease)
(As adjusted)
Decrease in transaction costs	$(14.7)
Decrease in transformation costs	(10.3)
Corporate occupancy actions	(9.3)
Increase in share-based and incentive compensation	1.9
Increase in operating and corporate expenses	6.0
Increase in marketing costs	10.0
Total decrease in selling, general and administrative expenses	$(16.4)

As a percentage of revenues, selling, general and administrative expenses decreased to 32.8% in the second quarter of fiscal 2018 from 36.6% in the second quarter last year.

Interest Expense, Net

Interest expense, net of interest income, increased $11.6 million to $34.4 million in the second quarter of fiscal 2018 from $22.8 million in the second quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended August 4, 2018	For the Thirteen Weeks Ended July 29, 2017
Term Loan Facility	$19.5	$15.9
Notes(1)	11.3	2.1
Amortization of deferred financing costs and debt discount	1.8	1.3
ABL Facility	0.5	—
Realized hedging losses	0.5	2.8
Other, net of interest income	0.8	0.7
Interest expense, net	$34.4	$22.8

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

In the second quarter of fiscal 2018, we recorded a provision for income taxes of $5.0 million, which reflects a charge for the valuation allowance with respect to the deferred tax asset related to the carry forward of unutilized interest deductions.  Other items impacting the provision for income taxes include the recognition of international valuation allowances, lower rates in certain foreign jurisdictions, and reserves for uncertain tax positions.

The effective tax rate for the second quarter of 2017 was 2%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) the recognition of certain domestic and foreign valuation allowances, (ii) lower rates in certain foreign jurisdictions and (iii) reserves for uncertain tax positions.

Net Loss

Net loss decreased $12.4 million to $6.1 million in the second quarter of fiscal 2018 from $18.5 million in the second quarter last year. This decrease was due to: (i) a decrease in selling, general and administrative expenses of $16.4 million, (ii) an increase in gross profit of $8.2 million, (iii) lower impairment losses of $3.9 million, offset by (iv) an increase in interest expense of $11.6 million and (v) an increase in the provision for income taxes of $4.6 million.

Results of Operations – First Half of Fiscal 2018 compared to First Half of Fiscal 2017

	For the Twenty-six Weeks Ended August 4, 2018		For the Twenty-six Weeks Ended July 29, 2017		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount (As adjusted)	Percent of Revenues	Dollars	Percentage
Revenues	$1,128.0	100.0%	$1,096.4	100.0%	$31.6	2.9%
Gross profit	432.8	38.4	408.4	37.2	24.4	6.0
Selling, general and administrative expenses	393.5	34.9	419.6	38.3	(26.1)	(6.2)
Impairment losses	6.9	0.6	135.1	12.3	(128.2)	(94.9)
Income (loss) from operations	32.4	2.9	(146.3)	(13.3)	178.7	NM
Interest expense, net	67.4	6.0	43.3	3.9	24.1	55.8
Provision (benefit) for income taxes	5.1	0.5	(50.1)	(4.6)	55.2	NM
Net loss	$(40.0)	(3.5)%	$(139.5)	(12.7)%	$99.5	(71.3)%

Revenues

Total revenues increased $31.6 million, or 2.9%, to $1,128.0 million in the first half of fiscal 2018 from $1,096.4 million in the first half last year driven primarily by an increase in sales of women’s apparel, specifically pants, knits and lounge. Comparable company sales increased 3.0% following a decrease of 6.6% in the first half last year.

J.Crew sales decreased $51.5 million, or 5.9%, to $820.7 million in the first half of fiscal 2018 from $872.2 million in the first half last year. J.Crew comparable sales decreased 2.5% following a decrease of 9.5% in the first half last year.

Madewell sales increased $60.0 million, or 33.8%, to $237.5 million in the first half of fiscal 2018 from $177.5 million in the first half last year. Madewell comparable sales increased 29.3% following an increase of 11.7% in the first half last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Twenty-six Weeks Ended August 4, 2018	For the Twenty-six Weeks Ended July 29, 2017
Apparel:
Women's	59%	57%
Men's	21	22
Children's	6	7
Accessories	14	14
	100%	100%

Other revenues increased $23.1 million to $69.8 million in the first half of fiscal 2018 from $46.7 million in the first half last year, primarily a result of revenue from wholesale customers.

Gross Profit

Gross profit increased $24.4 million to $432.8 million in the first half of fiscal 2018 from $408.4 million in the first half last year. This increase resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
(As adjusted)
Increase in revenues	$16.4
Increase in merchandise margin	8.9
Increase in buying and occupancy costs	(0.9)
Increase in gross profit	$24.4

Gross margin increased to 38.4% in the first half of fiscal 2018 from 37.2% in the first half last year. The increase in gross margin was driven by: (i) a 80 basis point expansion in merchandise margin due to favorable product costs and  (ii) a 40 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $26.1 million to $393.5 million in the first half of fiscal 2018 from $419.6 million in the first half last year. This decrease resulted from the following:

(Dollars in millions)	Increase/ (decrease)
(As adjusted)
Decrease in transaction costs	$(16.8)
Decrease in transformation costs	(13.5)
Corporate occupancy actions	(9.3)
Decrease in charges related to workforce reductions	(8.0)
Decrease in depreciation	(4.4)
Increase in share-based and incentive compensation	5.4
Increase in operating and corporate expenses	6.9
Increase in marketing costs	13.6
Total decrease in selling, general and administrative expenses	$(26.1)

As a percentage of revenues, selling, general and administrative expenses decreased to 34.9% in the first half of fiscal 2018 from 38.3% in the first half last year.

Impairment Losses

Impairment losses were $6.9 million in the first half of fiscal 2018 compared to $135.1 million in the first half last year. The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	For the Twenty-six Weeks Ended August 4, 2018	For the Twenty-six Weeks Ended July 29, 2017
Intangible asset related to the J.Crew trade name	$—	$129.8
Long-lived assets	6.9	5.3
Impairment losses	$6.9	$135.1

Interest Expense, Net

Interest expense, net of interest income, increased $24.1 million to $67.4 million in the first half of fiscal 2018 from $43.3 million in the first half last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Twenty-six Weeks Ended August 4, 2018	For the Twenty-six Weeks Ended July 29, 2017
Term Loan Facility	$37.9	$31.4
Notes(1)	22.5	2.1
Amortization of deferred financing costs and debt discount	3.6	2.6
Realized hedging losses	1.9	5.8
ABL Facility	0.9	—
Other, net of interest income	0.6	1.4
Interest expense, net	$67.4	$43.3

(1)We completed a debt exchange and refinancing in the second quarter of fiscal 2017. See “—Liquidity and Capital Resources” for more information.

Provision (Benefit) for Income Taxes

In the first half of fiscal 2018, we recorded a provision for income taxes of $5.1 million, which reflects a charge for the valuation allowance with respect to the deferred tax asset related to the carry forward of unutilized interest deductions.  Other items impacting the provision for income taxes include the recognition of international valuation allowances, lower rates in foreign jurisdictions, and reserves for uncertain tax positions. These items primarily drove the difference between the federal statutory rate of 21% and the effective rate of 15%.

In the first half of fiscal 2017, we recognized a deferred tax benefit of $52.1 million primarily a result of the reversal of deferred taxes related to the intangible asset for the J.Crew trade name, which was written down by $129.8 million in the first quarter. We did not recognize any additional deferred tax benefit on other operating losses due to an increase in the valuation allowance. The impact of not recognizing tax benefit on our other operating losses was the primary driver of the difference between the statutory rate of 35% and the effective rate of 26%.

Net Loss

Net loss decreased $99.5 million to $40.0 million in the first half of fiscal 2018 from $139.5 million in the first half last year. This decrease was due to: (i) lower impairment losses of $128.2 million, (ii) a decrease in selling, general and administrative expenses of $26.1 million, (iii) an increase in gross profit of $24.4 million, offset by (iv) a decrease in the benefit for income taxes of $55.2 million and (v) an increase in interest expense of $24.1 million.

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under the ABL Facility. Our primary cash needs are (i) meeting debt service requirements, (ii) capital expenditures in connection with making information technology enhancements, opening new stores and improving our existing stores and making investments in our distribution network and (iii) funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories and accounts payable and other current liabilities. See “—Outlook” below.

Operating Activities

(Dollars in millions)	For the Twenty-six Weeks Ended August 4, 2018	For the Twenty-six Weeks Ended July 29, 2017
		(As adjusted)
Net loss	$(40.0)	$(139.5)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	45.3	49.7
Impairment losses	6.9	135.1
Deferred income taxes	5.5	(52.1)
Amortization of intangible assets	3.6	4.6
Amortization of deferred financing costs and debt discount	3.6	2.6
Reclassification of hedging losses to earnings	1.9	5.8
Foreign currency transaction (gains) losses	0.2	(0.6)
Share-based compensation	0.1	0.4
Changes in operating assets and liabilities	(97.1)	(15.6)
Net cash used in operating activities	$(70.0)	$(9.6)

Cash used in operating activities of $70.0 million in the first half of fiscal 2018 resulted from: (i) changes in operating assets and liabilities of $97.1 million, primarily due to an increase in merchandise inventories as a result of an anticipated increase in revenues, and (ii) a net loss of $40.0 million, partially offset by (iii) non-cash adjustments of $67.1 million.

Cash used in operating activities of $9.6 million in the first half of fiscal 2017 resulted from: (i) net loss of $139.5 million and (ii) changes in operating assets and liabilities of $15.6 million primarily due to seasonal working capital fluctuations, partially offset by (iii) non-cash adjustments of $145.5 million.

Investing Activities

(Dollars in millions)	For the Twenty-six Weeks Ended August 4, 2018	For the Twenty-six Weeks Ended July 29, 2017
Capital expenditures:
Information technology	$(10.9)	$(8.9)
New stores and store improvements	(5.2)	(10.6)
Other(1)	(3.0)	(0.7)
Net cash used in investing activities	$(19.1)	$(20.2)

(1)	Includes capital expenditures for warehouse improvements and general corporate purposes.

Capital expenditures are planned at approximately $55 to 65 million for fiscal year 2018, including approximately $35 million for information technology enhancements, approximately $15 million for new stores and store improvements, and the remainder for warehouse improvements and general corporate purposes.

Financing Activities

(Dollars in millions)	For the Twenty-six Weeks Ended August 4, 2018	For the Twenty-six Weeks Ended July 29, 2017
Net borrowings under the ABL Facility	$25.3	$—
Quarterly principal repayments of Term Loan Facility	(7.8)	(7.8)
Proceeds from New Notes, net of discount	—	94.1
Proceeds from New Term Loan Borrowings, net of discount	—	29.4
Repayments pursuant to the Term Loan amendment	—	(150.5)
Cost paid in connection with refinancings of debt	—	(5.7)
Net cash provided by (used in) financing activities	$17.5	$(40.5)

Cash provided by financing activities of $17.5 million in the first half of fiscal 2018 resulted from (i) net borrowings under the ABL Facility, offset by (ii) quarterly principal repayments of the Term Loan Facility.

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

On August 4, 2018, standby letters of credit were $58.1 million, outstanding borrowings were $25.3 million, and excess availability, as defined, was $215.0 million. The weighted average interest rate on the borrowings outstanding under the ABL Facility was 5.25% on August 4, 2018. Average short-term borrowings under the ABL Facility were $35.5 million in the first half of fiscal 2018. There were no short term borrowings under the ABL Facility in the first half of fiscal 2017.

As of the date of this report, there were outstanding borrowings of approximately $67 million under the ABL Facility with excess availability of approximately $225 million.

Demand Letter of Credit Facility

We have an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On August 4, 2018, outstanding documentary letters of credit were $19.9 million and availability under this facility was $0.1 million.

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

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 5.61% on August 4, 2018. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at August 4, 2018.

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

As of August 4, 2018, there were $0.9 million in aggregate principal amount of PIK Notes outstanding.

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

The proceeds from the license fees to IPCo are used by J.Crew BrandCo to meet debt service requirements on the Notes. Any license fees in excess of the debt service requirements are loaned back to OpCo on a subordinated basis. As of August 4, 2018, J.Crew BrandCo had total assets of $396.1 million, consisting of intangible assets of $250.2 million, receivable due from OpCo of $121.0 million, license fee receivable of $24.6 million and cash and cash equivalents of $0.3 million, and total liabilities of $357.1 million related to the Notes. IPCo earned royalty revenue of $14.8 million and $29.5 million in the second quarter and first half of fiscal 2018, respectively. The Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Below is consolidating balance sheet information reflecting the elimination of the accounts of J.Crew BrandCo from our condensed consolidated balance sheet as of August 4, 2018.

	As of August 4, 2018
	(unaudited)
	Consolidated balance sheet	Eliminations of J.Crew BrandCo	Consolidated balance sheet of subsidiaries excluding J.Crew BrandCo
ASSETS
Current assets:
Cash and cash equivalents	$34,742	$(293)	$34,449
Merchandise inventories, net	412,862	—	412,862
Prepaid expenses and other current assets	107,855	—	107,855
Refundable income taxes	6,761	—	6,761
Total current assets	562,220	(293)	561,927
Property and equipment, net	256,313	—	256,313
Intangible assets, net	305,025	(250,195)	54,830
Investment in subsidiary	—	183,581	183,581
Deferred income taxes, net	—	31,030	31,030
Goodwill	107,900	—	107,900
Other assets	7,222	—	7,222
Total assets	$1,238,680	$(35,877)	$1,202,803
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$297,505	$—	$297,505
Other current liabilities	161,228	24,583	185,811
Due to Parent	39,771	—	39,771
Borrowings under the ABL Facility	25,300	—	25,300
Interest payable	22,632	(16,897)	5,735
Current portion of long-term debt	29,039	—	29,039
Total current liabilities	575,475	7,686	583,161
Long-term debt, net	1,680,371	(340,234)	1,340,137
Due to J.Crew BrandCo	—	121,018	121,018
Lease-related deferred credits, net	109,166	—	109,166
Deferred income taxes, net	35,584	(35,584)	—
Other liabilities	27,841	—	27,841
Total liabilities	2,428,437	(247,114)	2,181,323
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—
Additional paid-in capital	733,191	249,596	982,787
Accumulated other comprehensive income	497	—	497
Accumulated deficit	(1,923,445)	(38,359)	(1,961,804)
Total stockholders’ deficit	(1,189,757)	211,237	(978,520)
Total liabilities and stockholders’ deficit	$1,238,680	$(35,877)	$1,202,803

Below is consolidating statement of operations and comprehensive loss information reflecting the elimination of the accounts of J.Crew BrandCo from our condensed consolidated statement of operations and comprehensive loss for the thirteen and twenty-six weeks ended August 4, 2018.

	For the Thirteen Weeks Ended August 4, 2018
	(unaudited)
	Consolidated	Eliminations of J.Crew BrandCo	Consolidated subsidiaries excluding J.Crew BrandCo
Condensed Consolidated Statements of Operations and Comprehensive Loss

Revenues:
Net sales	$550,541	$—	$550,541
Other	37,032	—	37,032
Total revenues	587,573	—	587,573
Cost of goods sold, including buying and occupancy costs	361,572	—	361,572
Royalty expense	—	14,750	14,750
Gross profit	226,001	(14,750)	211,251
Selling, general and administrative expenses	192,659	—	192,659
Income from operations	33,342	(14,750)	18,592
Interest expense, net of interest income	34,400	(11,773)	22,627
Loss before income taxes	(1,058)	(2,977)	(4,035)
Provision for income taxes	5,036	—	5,036
Net loss	$(6,094)	$(2,977)	$(9,071)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	365	—	365
Unrealized gain on cash flow hedges, net of tax	(201)	—	(201)
Foreign currency translation adjustments	(147)	—	(147)
Comprehensive loss	$(6,077)	$(2,977)	$(9,054)

	For the Twenty-six Weeks Ended August 4, 2018
	(unaudited)
	Consolidated	Eliminations of J.Crew BrandCo	Consolidated subsidiaries excluding J.Crew BrandCo
Condensed Consolidated Statements of Operations and Comprehensive Loss

Revenues:
Net sales	$1,058,247	$—	$1,058,247
Other	69,776	—	69,776
Total revenues	1,128,023	—	1,128,023
Cost of goods sold, including buying and occupancy costs	695,214	—	695,214
Royalty expense	—	29,500	29,500
Gross profit	432,809	(29,500)	403,309
Selling, general and administrative expenses	393,495	—	393,495
Impairment losses	6,866	—	6,866
Income from operations	32,448	(29,500)	2,948
Interest expense, net of interest income	67,382	(23,547)	43,835
Loss before income taxes	(34,934)	(5,953)	(40,887)
Provision for income taxes	5,085	—	5,085
Net loss	$(40,019)	$(5,953)	$(45,972)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,361	—	1,361
Unrealized loss on cash flow hedges, net of tax	2,217	—	2,217
Foreign currency translation adjustments	(478)	—	(478)
Comprehensive loss	$(36,919)	$(5,953)	$(42,872)

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) debt service requirements, including required (a) quarterly principal repayments and (b) repayments, if any, based on annual excess cash flows, if any, as defined, (ii) capital expenditures, and (iii) working capital. Management anticipates that capital expenditures in fiscal 2018 will be approximately $55 to 65 million for fiscal year 2018, including approximately $35 million for information technology enhancements, approximately $15 million for new stores and store improvements, and the remainder for warehouse improvements and general corporate purposes. Management expects to pay interest of approximately $130 million in fiscal 2018 to fund debt service obligations. During fiscal 2018, we expect to open 10 Madewell stores and one J.Crew retail store and close approximately 30 stores.

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

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of August 4, 2018, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$58.1	$30.9	$27.2	$—	$—
Documentary	19.9	19.9	—	—	—
	$78.0	$50.8	$27.2	$—	$—

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. As of August 4, 2018, we have recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to our results of operations. In addition, there are certain other claims and legal proceedings pending against us for which accruals have not been established.

Eaton Vance Management, et al. v. Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent, et al., Index No. 654397/2017, (Sup. Ct. N.Y. C’ty.).

On June 22, 2017, Eaton Vance Management and certain affiliated funds as well as Highland Capital Management and certain affiliated funds (collectively, the “Highland/EV Plaintiffs”), filed a complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS, seeking, among other things, declarations that the July 13, 2017 Amendment to the Term Loan Facility was ineffective absent unanimous consent of all lenders under the facility, that certain of our actions with respect to certain of its intellectual property assets were taken in violation of the terms of the Term Loan Facility, and that those actions also constituted fraudulent conveyances.

On August 7, 2017, WSFS and the Company filed separate motions to dismiss certain of the Highland/EV Plaintiffs’ claims for failure to state a claim and lack of standing, among other reasons. On September 7, 2017, the Highland/EV Plaintiffs filed an amended complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS. The amended complaint continued to assert claims for breach of the terms of the Term Loan Facility, and for fraudulent conveyance and added an additional claim for fraudulent inducement against the Company.

In response to the amended complaint, WSFS and the Company withdrew their prior motions to dismiss and, on October 20, 2017, filed renewed motions seeking dismissal in whole or part. Among other things, we sought dismissal of the amended complaint for failure to state a claim, lack of standing, and because its fraud claims are duplicative of the Highland/EV Plaintiffs’ claims under the documents governing the Term Loan Facility. The Highland/EV Plaintiffs filed an omnibus brief on December 1, 2017 opposing the motions to dismiss. The Company and WSFS each filed reply briefs on December 22, 2017 reiterating that the majority of the Highland/EV Plaintiffs’ claims should be dismissed as a matter of law.

Oral argument on the motions to dismiss occurred on March 8, 2018. On April 25, 2018, the judge issued a Memorandum Decision and Order, which granted our partial motion to dismiss in its entirety and dismissed as a matter of law the majority of the Highland/EV Plaintiffs’ claims with prejudice. The Highland/EV Plaintiffs’ sole remaining claim is for breach of contract based on the theory that the July 13, 2017 Amendment to the Term Loan Facility required unanimous consent of all lenders under the facility. Discovery in the action is ongoing. We believe that the Highland/EV Plaintiffs’ claim is wholly without merit, and intend to vigorously oppose the claim.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at August 4, 2018 and February 3, 2018, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended August 4, 2018 and July 29, 2017, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the twenty-six weeks ended August 4, 2018 and July 29, 2017, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the twenty-six weeks ended August 4, 2018 and the fifty-three weeks ended February 3, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 4, 2018 and July 29, 2017, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: August 28, 2018	By:	/S/ JAMES BRETT
James Brett
Chief Executive Officer
(Principal Executive Officer)

Date: August 28, 2018	By:	/S/ VINCENT ZANNA
Vincent Zanna
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 28, 2018	By:	/S/ JEREMY BROOKS
Jeremy Brooks
Chief Accounting Officer
(Principal Accounting Officer)