Form 10-Q
period 2018-11-03
J CREW GROUP INC
filed 2018-11-29
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-175075		22-2894486

J.CREW GROUP, INC.

(Incorporated in Delaware)

770 Broadway

New York, New York 10003

Telephone: (212) 209-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*     Yes   ☐     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 23, 2018
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	November 3, 2018	February 3, 2018
ASSETS		(As adjusted)
Current assets:
Cash and cash equivalents	$31,860	$107,066
Merchandise inventories, net	565,548	292,489
Prepaid expenses and other current assets	126,720	92,348
Refundable income taxes	2,963	1,622
Total current assets	727,091	493,525
Property and equipment, net	248,220	289,441
Intangible assets, net	303,222	308,702
Goodwill	107,900	107,900
Other assets	7,740	6,374
Total assets	$1,394,173	$1,205,942
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$324,646	$232,480
Other current liabilities	184,553	177,206
Borrowings under the ABL Facility	148,500	—
Due to Parent	38,336	38,210
Interest payable	11,437	21,914
Current portion of long-term debt	30,570	15,670
Total current liabilities	738,042	485,480
Long-term debt, net	1,676,806	1,697,812
Lease-related deferred credits, net	111,306	117,688
Deferred income taxes, net	34,013	27,752
Other liabilities	28,863	30,168
Total liabilities	2,589,030	2,358,900
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	733,148	733,071
Accumulated other comprehensive income (loss)	1,136	(2,603)
Accumulated deficit	(1,929,141)	(1,883,426)
Total stockholders’ deficit	(1,194,857)	(1,152,958)
Total liabilities and stockholders’ deficit	$1,394,173	$1,205,942

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	For the Thirteen Weeks Ended November 3, 2018	For the Thirteen Weeks Ended October 28, 2017
Revenues:		(As adjusted)
Net sales	$564,585	$534,043
Other	57,615	30,484
Total revenues	622,200	564,527
Cost of goods sold, including buying and occupancy costs	383,762	336,630
Gross profit	238,438	227,897
Selling, general and administrative expenses	202,828	200,955
Impairment losses	2,947	1,799
Income from operations	32,663	25,143
Interest expense, net of interest income	35,141	32,937
Loss before income taxes	(2,478)	(7,794)
Provision for income taxes	3,218	10,601
Net loss	$(5,696)	$(18,395)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	308	1,541
Unrealized gain on cash flow hedges, net of tax	343	613
Foreign currency translation adjustments	(12)	(212)
Comprehensive loss	$(5,057)	$(16,453)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	For the Thirty-nine Weeks Ended November 3, 2018	For the Thirty-nine Weeks Ended October 28, 2017
Revenues:		(As adjusted)
Net sales	$1,622,832	$1,583,802
Other	127,391	77,155
Total revenues	1,750,223	1,660,957
Cost of goods sold, including buying and occupancy costs	1,078,976	1,024,678
Gross profit	671,247	636,279
Selling, general and administrative expenses	596,323	620,549
Impairment losses	9,813	136,854
Income (loss) from operations	65,111	(121,124)
Interest expense, net of interest income	102,524	76,191
Loss before income taxes	(37,413)	(197,315)
Provision (benefit) for income taxes	8,302	(39,449)
Net loss	$(45,715)	$(157,866)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,669	5,087
Unrealized gain on cash flow hedges, net of tax	2,560	112
Foreign currency translation adjustments	(490)	975
Comprehensive loss	$(41,976)	$(151,692)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance at January 28, 2017 (as adjusted)	1,000	$—	$980,368	$(1,760,227)	$(11,536)	$(791,395)
Net loss	—	—	—	(123,199)	—	(123,199)
Share-based compensation	—	—	2,299	—	—	2,299
Non-cash contribution to Parent in connection with Exchange Offer	—	—	(249,596)	—	—	(249,596)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	6,537	6,537
Unrealized gain on cash flow hedges	—	—	—	—	693	693
Foreign currency translation adjustments	—	—	—	—	1,703	1,703
Balance at February 3, 2018 (as adjusted)	1,000	$—	$733,071	$(1,883,426)	$(2,603)	$(1,152,958)
Net loss	—	—	—	(45,715)	—	(45,715)
Share-based compensation	—	—	77	—	—	77
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	1,669	1,669
Unrealized gain on cash flow hedges	—	—	—	—	2,560	2,560
Foreign currency translation adjustments	—	—	—	—	(490)	(490)
Balance at November 3, 2018	1,000	$—	$733,148	$(1,929,141)	$1,136	$(1,194,857)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the Thirty-nine Weeks Ended November 3, 2018	For the Thirty-nine Weeks Ended October 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:		(As adjusted)
Net loss	$(45,715)	$(157,866)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	67,385	74,150
Impairment losses	9,813	136,854
Amortization of intangible assets	5,405	6,776
Amortization of deferred financing costs and debt discount	5,371	4,338
Deferred income taxes	3,695	(53,029)
Reclassification of hedging losses to earnings	2,274	8,340
Share-based compensation	77	530
Loss on sale of property	—	526
Foreign currency transaction gains	(230)	(641)
Changes in operating assets and liabilities:
Merchandise inventories, net	(273,493)	(50,911)
Prepaid expenses and other current assets	(34,632)	(6,769)
Other assets	(1,683)	(684)
Accounts payable and other liabilities	82,009	20,236
Federal and state income taxes	4,069	5,400
Net cash used in operating activities	(175,655)	(12,750)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35,519)	(28,594)
Proceeds from sale of property	—	2,530
Net cash used in investing activities	(35,519)	(26,064)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under the ABL Facility	148,500	—
Quarterly principal repayments of Term Loan Facility	(11,752)	(11,753)
Cost paid in connection with refinancings of debt	(74)	(5,740)
Proceeds from Notes, net of discount	—	123,490
Repayments pursuant to the Term Loan amendment	—	(150,456)
Net cash provided by (used in) financing activities	136,674	(44,459)
Effect of changes in foreign exchange rates on cash and cash equivalents	(706)	261
Decrease in cash and cash equivalents	(75,206)	(83,012)
Beginning balance	107,066	132,226
Ending balance	$31,860	$49,214
Supplemental cash flow information:
Income taxes paid	$977	$1,313
Interest paid	$106,971	$68,525
Non-cash contribution to Parent in connection with Exchange Offer	$—	$249,596

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017

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

The impact of the adoption on the condensed consolidated statement of operations for the third quarter and the first nine months of fiscal 2017 is as follows:

	For the Thirteen Weeks Ended October 28, 2017			For the Thirty-nine Weeks Ended October 28, 2017
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
Revenues:
Net sales	$537,870	$(3,827)	$534,043	$1,587,230	$(3,428)	$1,583,802
Other	28,784	1,700	30,484	72,296	4,859	77,155
Total revenues	566,654	(2,127)	564,527	1,659,526	1,431	1,660,957
Cost of goods sold, including buying and occupancy costs	339,428	(2,798)	336,630	1,027,431	(2,753)	1,024,678
Gross profit	227,226	671	227,897	632,095	4,184	636,279
Selling, general and administrative expenses	200,736	219	200,955	621,295	(746)	620,549
Impairment losses	1,799	—	1,799	136,854	—	136,854
Income (loss) from operations	24,691	452	25,143	(126,054)	4,930	(121,124)
Interest expense, net	32,937	—	32,937	76,191	—	76,191
Loss before income taxes	(8,246)	452	(7,794)	(202,245)	4,930	(197,315)
Provision (benefit) for income taxes	9,381	1,220	10,601	(40,669)	1,220	(39,449)
Net loss	$(17,627)	$(768)	$(18,395)	$(161,576)	$3,710	$(157,866)

The impact of the adoption on the condensed consolidated balance sheets as of February 3, 2018 and October 28, 2017 is as follows:

	As of
	February 3, 2018			October 28, 2017
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
ASSETS
Current assets:
Cash and cash equivalents	$107,066	$—	$107,066	$49,214	$—	$49,214
Merchandise inventories, net	292,489	—	292,489	365,633	—	365,633
Prepaid expenses and other current assets	83,228	9,120	92,348	65,354	5,663	71,017
Refundable income taxes	5,807	(4,185)	1,622	8,724	(4,864)	3,860
Total current assets	488,590	4,935	493,525	488,925	799	489,724
Property and equipment, net	289,441	—	289,441	309,137	—	309,137
Intangible assets, net	308,702	—	308,702	310,944	—	310,944
Goodwill	107,900	—	107,900	107,900	—	107,900
Other assets	6,374	—	6,374	7,315	—	7,315
Total assets	$1,201,007	$4,935	$1,205,942	$1,224,221	$799	$1,225,020
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$232,480	$—	$232,480	$235,381	$—	$235,381
Other current liabilities	167,113	10,093	177,206	158,680	5,430	164,110
Due to Parent	38,210	—	38,210	29,565	—	29,565
Interest payable	21,914	—	21,914	10,287	—	10,287
Current portion of long-term debt	15,670	—	15,670	19,588	—	19,588
Total current liabilities	475,387	10,093	485,480	453,501	5,430	458,931
Long-term debt, net	1,697,812	—	1,697,812	1,699,849	—	1,699,849
Lease-related deferred credits, net	117,688	—	117,688	123,959	—	123,959
Deferred income taxes, net	29,486	(1,734)	27,752	98,495	(3,158)	95,337
Other liabilities	30,168	—	30,168	39,096	—	39,096
Total liabilities	2,350,541	8,359	2,358,900	2,414,900	2,272	2,417,172
Total stockholders’ deficit	(1,149,534)	(3,424)	(1,152,958)	(1,190,679)	(1,473)	(1,192,152)
Total liabilities and stockholders’ deficit	$1,201,007	$4,935	$1,205,942	$1,224,221	$799	$1,225,020

Disaggregation of Revenue

A summary of disaggregated revenue is as follows:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
		(As adjusted)		(As adjusted)
J.Crew	$430,857	$428,084	$1,251,611	$1,300,285
Madewell	133,728	105,959	371,221	283,517
Other(a)	57,615	30,484	127,391	77,155
Total revenues	$622,200	$564,527	$1,750,223	$1,660,957

(a)Consists primarily of revenues from wholesale customers and shipping and handling fees.

Accounts Receivable from our Wholesale Customers

A summary of accounts receivable, included in prepaid expenses and other current assets, with respect to our wholesale customers is as follows:

	November 3, 2018	February 3, 2018
Accounts receivable	$58,554	$23,503
Less allowance for doubtful accounts	(56)	(312)
Accounts receivable, net	$58,498	$23,191

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

Rollforwards of the liabilities for gift cards and loyalty program awards are as follows:

	Unredeemed Gift Cards
	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Balance at beginning of period	$27,931	$26,155	$32,665	$34,698
Issuance of cards	12,552	10,648	40,046	38,339
Redemption of cards	(12,584)	(11,767)	(42,929)	(45,453)
Recognition of estimated breakage	(840)	(1,056)	(2,628)	(3,363)
Other	111	(18)	16	(259)
Balance at end of period	$27,170	$23,962	$27,170	$23,962

	Unredeemed Loyalty Program Rewards
	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Balance at beginning of period	$5,376	$7,381	$8,422	$8,420
Redemption of cards	(5,443)	(2,298)	(14,954)	(8,072)
Recognition of estimated breakage	(3,727)	(1,224)	(5,629)	(4,535)
Earning of loyalty program points	14,138	3,977	22,290	11,880
Other	43	73	258	216
Balance at end of period	$10,387	$7,909	$10,387	$7,909

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

The Company recorded an expense of $7.6 million and $7.1 million in the first nine months of fiscal 2018 and fiscal 2017, respectively, for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

5. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at February 3, 2018	$3,912	$53,642	$953	$250,195
Amortization expense	(743)	(1,025)	(35)	—
Effect of changes in foreign exchange rates	—	—	(39)	—
Balance at May 5, 2018	$3,169	$52,617	$879	$250,195
Amortization expense	(743)	(1,025)	(33)	—
Effect of changes in foreign exchange rates	—	—	(34)	—
Balance at August 4, 2018	$2,426	$51,592	$812	$250,195
Amortization expense	(744)	(1,025)	(32)	—
Effect of changes in foreign exchange rates	—	—	(2)	—
Balance at November 3, 2018	$1,682	$50,567	$778	$250,195
Total accumulated amortization or impairment losses at November 3, 2018	$(59,328)	$(31,433)	$(4,039)	$(635,105)

The impairment losses were the result of the write-down of the following assets:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Intangible asset related to the J.Crew trade name	$—	$—	$—	$129,800
Long-lived assets (see note 9)	2,947	1,799	9,813	7,054
Impairment losses	$2,947	$1,799	$9,813	$136,854

The carrying value of goodwill of $107.9 million relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit. The carrying value of the J.Crew and Madewell trade names is $250.2 million and $50.6 million, respectively, at November 3, 2018. If revenues or operating results decline below the Company’s current expectations, additional impairment charges may be recorded in the future.

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

A summary of share-based compensation recorded in the statements of operations and comprehensive loss is as follows:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Share-based compensation	$(43)	$157	$77	$530

A summary of shares available for grant as stock options or other share-based awards, as adjusted for the reverse stock split, is as follows:

	Common Stock Awards	Preferred Stock Awards
Available for grant at February 3, 2018	13,018,649	20,000
Authorized	—	—
Granted	(9,516,696)	—
Cancelled	(983,752)	—
Forfeited and available for reissuance	1,649,987	—
Available for grant at November 3, 2018	4,168,188	20,000

7. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	November 3, 2018	February 3, 2018
Term Loan Facility	$1,377,222	$1,388,258
Notes	346,596	346,596
Less current portion of Term Loan	(30,570)	(15,670)
Less deferred financing costs	(11,436)	(14,879)
Less discount	(5,006)	(6,493)
Long-term debt, net	$1,676,806	$1,697,812
Borrowings under the ABL Facility	$148,500	$—

ABL Facility

The Company has an ABL Facility, which is governed by a credit agreement with Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto, that, following the Sixth Amendment described below, provides for a $375 million senior secured asset-based revolving line of credit (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The ABL Facility includes borrowing capacity in the form of letters of credit up to $200 million, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the maturity date of November 17, 2021.

On September 19, 2018, the Company entered into a Sixth Amendment to Credit Agreement (Incremental Amendment) (the “Sixth Amendment”), which amended the ABL Facility to increase the revolving credit commitment from $350 million to $375 million, with the additional $25 million provided by MUFG Union Bank, N.A., which joined the ABL Facility as an additional lender.

On November 3, 2018, standby letters of credit were $65.0 million, outstanding borrowings were $148.5 million, and excess availability, as defined, was $161.5 million. The weighted average interest rate on the borrowings outstanding under the ABL Facility was 4.51% on November 3, 2018. Average short-term borrowings under the ABL Facility were $59.1 million and $9.3 million in the first nine months of fiscal 2018 and fiscal 2017, respectively.

Demand Letter of Credit Facility

The Company has an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On November 3, 2018, outstanding documentary letters of credit were $9.5 million and availability under this facility was $10.5 million.

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

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 5.74% on November 3, 2018. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at November 3, 2018.

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

Interest expense

A summary of the components of interest expense is as follows:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Term Loan Facility	$19,740	$16,463	$57,624	$47,909
Notes	11,264	11,264	33,793	13,392
Amortization of deferred financing costs and debt discount	1,792	1,786	5,371	4,338
Realized hedging losses	420	2,526	2,274	8,340
ABL Facility	1,159	233	2,034	233
Other interest, net of interest income	766	665	1,428	1,979
Interest expense, net	$35,141	$32,937	$102,524	$76,191

8. Derivative Financial Instruments

October 2018 Interest Rate Swap

In October 2018, the Company entered into a floating-to-fixed interest rate swap agreement effective in March 2019 for a notional amount of $750 million. This instrument limits exposure to interest rate increases on a portion of the Company’s floating rate indebtedness through the expiration of the agreement in March 2020. Under the terms of this agreement, the Company’s effective fixed interest rate on the notional amount of indebtedness is 3.03% plus the applicable margin.

August 2014 Interest Rate Swaps

In August 2014, the Company entered into interest rate swap agreements that limit exposure to interest rate increases on a portion of the Company’s floating rate indebtedness. The interest rate swap agreements cover an aggregate notional amount of $800 million from March 2016 to March 2019 and carry a fixed rate of 2.56% plus the applicable margin.

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

	November 3, 2018	February 3, 2018
Interest rate swaps, included in other assets/(other liabilities)	$508	$(4,272)

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

Financial assets and liabilities

The fair value of the Company’s long-term debt was estimated to be $1,635 million and $1,388 million at November 3, 2018 and February 3, 2018, respectively, based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain long-lived assets, have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of November 3, 2018 or February 3, 2018 that are measured on a recurring basis in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Carrying value of long-term assets written down to fair value	$2,947	$1,799	$9,813	$7,054
Impairment charge	$2,947	$1,799	$9,813	$7,054

10. Income Taxes

On December 22, 2017, H.R.1, or the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. Among its many provisions, Tax Reform substantially reduced the Company’s ability to deduct all of its interest expense in fiscal 2018. The inability to deduct all of its interest expense will generate a significant carry forward of unutilized interest deductions.  The Company is not forecasting taxable income for the foreseeable future sufficient to utilize the carry forward.  Therefore, the Company has recognized a valuation allowance with respect to the deferred tax asset related to the carry forward of unutilized interest deductions.

In the first nine months of fiscal 2018, the Company recorded a provision for income taxes of $8.3 million, which reflects a charge for the valuation allowance with respect to the deferred tax asset related to the carry forward of unutilized interest deductions.  Other items impacting the provision for income taxes include the recognition of international valuation allowances, lower rates in foreign jurisdictions and reserves for uncertain tax positions. These items primarily drove the difference between the federal statutory rate of 21% and the effective rate of (22)%.

In the first nine months of fiscal 2017, the Company recognized a deferred tax benefit of $53.0 million, primarily a result of the reversal of deferred taxes related to the intangible asset for the J.Crew trade name, which was written down by $129.8 million in the first quarter. The Company did not recognize any additional deferred tax benefit on other operating losses due to an increase in the valuation allowance. The impact of not recognizing tax benefit on the Company’s other operating losses was the primary driver of the difference between the statutory rate of 35% to the effective rate of 20%.

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on a weighing process of available evidence, whether it is more-likely-than-not that its deferred tax assets will not be realized. As of November 3, 2018, the Company maintains valuation allowances against its deferred tax assets related to (i) the carry forward of unutilized interest deductions, (ii) carry forwards of net operating losses of its international subsidiaries and (iii) temporary differences deductible in certain states that did not adopt Tax Reform, and therefore interest expense currently remains fully deductible in those jurisdictions.

The federal tax returns for the periods ended January 2013 through January 2016 are currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns for certain tax years ranging from 2013 to 2016. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

While the Company expects the amount of unrecognized tax benefits to change in the next 12 months, the change is not expected to have a significant effect on the results of operations or financial position. However, the outcome of tax matters is uncertain and unforeseen results can occur.

11. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on the Company’s financial position, results of operations or cash flows. As of November 3, 2018, the Company has recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to its results of operations. In addition, there are certain other claims and legal proceedings pending against the Company for which accruals have not been established.

Eaton Vance Management, et al. v. Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent, et al., Index No. 654397/2017, (Sup. Ct. N.Y. C’ty.).

On June 22, 2017, Eaton Vance Management and certain affiliated funds as well as Highland Capital Management and certain affiliated funds (collectively, the “Plaintiffs”), filed a complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS, seeking, among other things, declarations that the July 13, 2017 Amendment to the Term Loan Facility was ineffective absent unanimous consent of all lenders under the facility, that certain of the Company’s actions with respect to certain of its intellectual property assets were taken in violation of the terms of the Term Loan Facility, and that those actions also constituted fraudulent conveyances.

On August 7, 2017, WSFS and the Company filed separate motions to dismiss certain of Plaintiffs’ claims for failure to state a claim and lack of standing, among other reasons. On September 7, 2017, Plaintiffs filed an amended complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS. The amended complaint continued to assert claims for breach of the terms of the Term Loan Facility, and for fraudulent conveyance and added an additional claim for fraudulent inducement against the Company.

In response to the amended complaint, WSFS and the Company withdrew their prior motions to dismiss and, on October 20, 2017, filed renewed motions seeking dismissal in whole or part. Among other things, the Company sought dismissal of the amended complaint for failure to state a claim, lack of standing, and because its fraud claims are duplicative of Plaintiffs’ claims under the documents governing the Term Loan Facility. Plaintiffs filed an omnibus brief on December 1, 2017 opposing the motions to dismiss. The Company and WSFS each filed reply briefs on December 22, 2017 reiterating that the majority of Plaintiffs’ claims should be dismissed as a matter of law.

Oral argument on the motions to dismiss occurred on March 8, 2018. On April 25, 2018, the judge issued a Memorandum Decision and Order, which granted the Company’s partial motion to dismiss in its entirety and dismissed as a matter of law the majority of Plaintiffs’ claims with prejudice. Plaintiffs’ sole remaining claim is for breach of contract based on the theory that the July 13, 2017 Amendment to the Term Loan Facility required unanimous consent of all lenders under the facility.

On October 25, 2018, Highland Capital Management and certain affiliated funds were dismissed from the action with prejudice.

Discovery in the action is ongoing. The Company believes that the remaining claim is wholly without merit, and intends to vigorously oppose the claim.

12. Workforce Reductions

The Company executed various strategic changes including the eliminations of: (i) approximately 150 full-time and 100 open positions, primarily from its corporate headquarters, and (ii) approximately 600 full-time store positions, in the first quarter of fiscal 2017 and fiscal 2018, respectively.

A rollforward of the reserve for severance and related costs is as follows:

	For the Thirteen Weeks Ended November 3, 2018	For the Thirty-nine Weeks Ended November 3, 2018
Balance at beginning of period	$527	$3,543
Provisions charged to expense	8	3,302
Reversals	(73)	(929)
Payments	(365)	(5,819)
Balance at end of period	$97	$97

The Company expects the unpaid severance at November 3, 2018 to be paid through the fourth quarter of fiscal 2018.

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

Additionally, concurrent with the entry into the Surrender Agreement, the Company entered into a sublease of new corporate office space at 225 Liberty Street in New York City. The sublease provides for, among other things, a 16-year occupancy of 325,000 square feet of office space in lower Manhattan with aggregate base rent of $277 million, net of free rent. The Company began relocating to the new corporate office space in August 2018 and the Company expects to reinvest a significant portion of the termination payment of $35 million into the new corporate office space. As a result of the move, the Company expects pre-tax rent savings of approximately $4 million in fiscal 2018.

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

The proceeds from the license fees to IPCo are used by J.Crew BrandCo to meet debt service requirements on the Notes.  Any license fees in excess of the debt service requirements are loaned back to OpCo on a subordinated basis. As of November 3, 2018, J.Crew BrandCo had total assets of $388.3 million, consisting of intangible assets of $250.2 million, receivable due from OpCo of $128.0 million, license fee receivable of $9.8 million and cash and cash equivalents of $0.3 million, and total liabilities of $346.4 million related to the Notes. IPCo earned royalty revenue of $14.8 million and $44.3 million in the third quarter and first nine months of fiscal 2018, respectively. The Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Chinos Intermediate Holdings A, Inc. Senior PIK Toggle Note

On November 4, 2013, the PIK Notes Issuer, which is an indirect parent holding company of Group, issued $500 million of PIK Notes. The PIK Notes were: (i) senior unsecured obligations of the PIK Notes Issuer, (ii) structurally subordinated to all of the liabilities of the PIK Notes Issuers’ subsidiaries, and (iii) not guaranteed by any of the PIK Notes Issuers’ subsidiaries, and therefore are not recorded in the Company’s financial statements. As part of the refinancing in July 2017, $565.7 million in aggregate principal amount of the PIK Notes were exchanged for $249.6 million of Exchange Notes and shares of preferred and common stock of the Parent. As of November 3, 2018, there were $0.9 million in aggregate principal amount of PIK Notes outstanding. For more information on the Exchange Offer, see note 3.

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

Due to Sponsors

As part of the debt refinancing, the Sponsors purchased $30.0 million principal amount of new term loans under the Term Loan Facility. As of November 3, 2018, the principal amount outstanding was $31.2 million. For more information on the New Term Loan Borrowings, see note 7.

Due to Parent

Certain transactions, primarily related to income taxes, between Group and its Parent give rise to intercompany receivables and payables. A summary of the components of Due to Parent is as follows:

	November 3, 2018	February 3, 2018
Income taxes payable to Parent	$(49,888)	$(49,888)
Monitoring fees payable	(1,572)	(1,446)
Payment of certain transaction costs on behalf of Parent	13,124	13,124
Due to Parent	$(38,336)	$(38,210)

15. Recent Accounting Pronouncements

In February 2016, a pronouncement was issued that requires lessees to recognize assets and liabilities in the amount of the present value of future lease payments for leases with terms of more than 12 months.  In July 2018, another pronouncement was issued which amended certain aspects of the February 2016 pronouncement. The pronouncements are effective for fiscal years beginning after December 15, 2018. The Company continues to evaluate the impact of the new pronouncement on its condensed consolidated financial statements and the adoption is expected to have a material impact on its balance sheet.  As an indicator of magnitude, as of February 3, 2018, the Company has committed to future minimum lease payments through 2028 of approximately $900 million, on an undiscounted basis. However, minimum lease payments are expected to change during the period prior to the date of adoption due to a number of factors including the opening, closing, renewing, and renegotiating of store and corporate leases.  We expect to adopt the standard as of February 3, 2019 using the effective date method whereby initial application occurs on the date of adoption and comparative periods will remain unchanged.

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

In August 2017, a pronouncement was issued that simplifies the application of hedge accounting guidance and more closely aligns risk management activities and financial reporting. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company does not expect there to be a significant impact on its condensed consolidated financial statements, other than required changes to disclosures.

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

In August 2018, a pronouncement was issued to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2019 and early adoption is permitted. In the third quarter of fiscal 2018, the Company adopted the pronouncement prospectively to better align the implementation costs incurred with the benefits to be obtained from the hosting arrangements. The adoption did not have a material impact on the consolidated financial statements. The Company recognized prepaid expenses for implementation costs paid, which will be amortized as selling, general and administrative expenses over the hosting contracts.

In August 2018, a pronouncement was issued that modifies the disclosure requirements on fair value measurements. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of the new pronouncement on its condensed consolidated financial statements.

16. Subsequent Event

On November 17, 2018, the Company announced that a mutual agreement had been reached by the Board of Directors of the Company and former Chief Executive Officer, James Brett, who stepped down as Chief Executive Officer and director of the Company, effective as of November 17, 2018 (the “Separation Date”).

In connection with his departure, Mr. Brett and the Company entered into a general release, dated November 17, 2018 (the “General Release”), under which Mr. Brett agreed to a general release of claims in favor of the Company in exchange for certain payments and benefits. Specifically, Mr. Brett will be entitled to receive: (i) the payment of an amount equal to his base salary at an annual rate of $1,250,000 for a period of 18 months following the Separation Date, (ii) a monthly amount that, after all applicable taxes are paid, is equivalent to his monthly COBRA premium for a period of 18 months following the Separation Date, (iii) a cash bonus payment for the 2018 fiscal year equal to the amount he would have been entitled to receive had his employment not terminated (with any subjective goals being treated as achieved at target), prorated for the number of days during the 2018 fiscal year that Mr. Brett was employed by the Company, to be paid when bonuses are generally paid to employees of the Company, (iv) a cash bonus payment of $2,812,500, to be paid over a period of 18 months in equal monthly installments following the Separation Date and (v) a cash bonus payment of $750,000, representing the unpaid amount of Mr. Brett’s signing bonus, to be paid as soon as reasonably practicable following the Separation Date.

In addition, the General Release grants Mr. Brett an additional 18 months of service credit with respect to time-vesting management equity granted to him, and in the event certain performance vesting conditions are satisfied or a change of control of the Company occurs, in either case within 12 months of the Separation Date, Mr. Brett’s management equity that vests based on satisfaction of such performance conditions or a change of control shall vest as if Mr. Brett were employed by the Company at the time. Mr. Brett’s entitlement to the foregoing payments and benefits is subject to his continuing compliance with the terms of the General Release as well as the terms and conditions of the employment agreement between Mr. Brett and the Company dated May 30, 2017, which includes covenants relating to non-solicitation, non-disparagement and confidentiality.

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

Executive Overview

J.Crew is an internationally recognized multi-brand apparel and accessories retailer that differentiates itself through high standards of quality, style, design and fabrics. We are a vertically-integrated, omni-channel specialty retailer that operates stores and websites both domestically and internationally. We generate nearly half of our net sales through our e-commerce business. We design our products, including those under the J.Crew® and Madewell® brands and sub-brands, to offer complete assortments of women’s, men’s and children’s apparel and accessories.

We sell our J.Crew and Madewell merchandise primarily through our retail and factory stores, our websites and select partners. As of November 3, 2018, we operated 228 J.Crew retail stores, 175 J.Crew factory stores (including 42 J.Crew Mercantile® stores), and 125 Madewell stores throughout the United States, Canada, the United Kingdom and Hong Kong; compared to 269 J.Crew retail stores, 182 J.Crew factory stores (including 42 J.Crew Mercantile stores), and 121 Madewell stores as of October 28, 2017. During fiscal 2018, we expect to open nine Madewell stores and one J.Crew retail store and close approximately 30 stores.

A summary of revenues by brand for the third quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended November 3, 2018	For the Thirteen Weeks Ended October 28, 2017
		(As adjusted)
J.Crew	$430.9	$428.1
Madewell	133.7	106.0
Other(a)	57.6	30.4
Total revenues	$622.2	$564.5

(a)Consists primarily of revenues from wholesale customers and shipping and handling fees.

A summary of highlights for the third quarter is as follows:

•	Revenues increased 10.2% to $622.2 million, with comparable company sales up 7.8%.
•	J.Crew revenues increased 0.6% to $430.9 million, with J.Crew comparable sales up 4.1%.
•	Madewell revenues increased 26.2% to $133.7 million, with Madewell comparable sales up 22.0%.
•	Gross margin decreased to 38.3% from 40.4% last year.
•	We relaunched J.Crew, which introduced a diverse product offering with new aesthetics and fits, a wider range of colors, “good, better, best” price points, and extended sizing.
•	We opened three Madewell stores. We closed one J.Crew retail store.

A summary of revenues by brand for the first nine months is as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended November 3, 2018	For the Thirty-nine Weeks Ended October 28, 2017
		(As adjusted)
J.Crew	$1,251.6	$1,300.3
Madewell	371.2	283.5
Other(a)	127.4	77.2
Total revenues	$1,750.2	$1,661.0

(a)Consists primarily of revenues from wholesale customers and shipping and handling fees.

A summary of highlights for the first nine months is as follows:

•	Revenues increased 5.4% to $1,750.2 million, with comparable company sales up 4.7%.
•	J.Crew revenues decreased 3.7% to $1,251.6 million, with J.Crew comparable sales down 0.3%.
•	Madewell revenues increased 30.9% to $371.2 million, with Madewell comparable sales up 26.5%.
•	Gross margin increased to 38.4% from 38.3% last year.
•	We opened one J.Crew retail store and four Madewell stores. We closed eight J.Crew retail stores and one J.Crew factory store.

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

Results of Operations – Third Quarter of Fiscal 2018 compared to Third Quarter of Fiscal 2017

	For the Thirteen Weeks Ended November 3, 2018		For the Thirteen Weeks Ended October 28, 2017		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount (As adjusted)	Percent of Revenues	Dollars	Percentage
Revenues	$622.2	100.0%	$564.5	100.0%	$57.7	10.2%
Gross profit	238.4	38.3	227.9	40.4	10.5	4.6
Selling, general and administrative expenses	202.8	32.6	201.0	35.6	1.8	0.9
Impairment losses	2.9	0.5	1.8	0.3	1.1	63.8
Income from operations	32.7	5.2	25.1	4.5	7.6	29.9
Interest expense, net	35.1	5.6	32.9	5.8	2.2	6.7
Provision for income taxes	3.2	0.5	10.6	1.9	(7.4)	(69.6)
Net loss	$(5.7)	(0.9)%	$(18.4)	(3.3)%	$12.7	69.0%

Revenues

Total revenues increased $57.7 million, or 10.2%, to $622.2 million in the third quarter of fiscal 2018 from $564.5 million in the third quarter last year, driven primarily by an increase in sales of women’s apparel, specifically pants, sweaters and knits. Comparable company sales increased 7.8% following a decrease of 8.6% in the third quarter last year.

J.Crew sales increased $2.8 million, or 0.6%, to $430.9 million in the third quarter of fiscal 2018 from $428.1 million in the third quarter last year. J.Crew comparable sales increased 4.1% following a decrease of 12.7% in the third quarter last year.

Madewell sales increased $27.7 million, or 26.2%, to $133.7 million in the third quarter of fiscal 2018 from $106.0 million in the third quarter last year. Madewell comparable sales increased 22.0% following an increase of 14.0% in the third quarter last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended November 3, 2018	For the Thirteen Weeks Ended October 28, 2017
Apparel:
Women's	59%	57%
Men's	20	21
Children's	7	8
Accessories	14	14
	100%	100%

Other revenues increased $27.2 million to $57.6 million in the third quarter of fiscal 2018 from $30.4 million in the third quarter last year, primarily a result of revenue from wholesale customers.

Gross Profit

Gross profit increased $10.5 million to $238.4 million in the third quarter of fiscal 2018 from $227.9 million in the third quarter last year. This increase resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
(As adjusted)
Increase in revenues	$31.6
Decrease in margin	(23.8)
Decrease in buying and occupancy costs	2.7
Increase in gross profit	$10.5

Gross margin decreased to 38.3% in the third quarter of fiscal 2018 from 40.4% in the third quarter last year. The decrease in gross margin was driven by: (i) a 380 basis point deterioration in margin primarily due to higher shipping and handling, increased penetration of our wholesale business and a higher level of promotional activity, reduced by (ii) an 170 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.8 million to $202.8 million in the third quarter of fiscal 2018 from $201.0 million in the third quarter last year. This increase resulted from the following:

(Dollars in millions)	Increase/ (decrease)
(As adjusted)
Increase in marketing costs	$19.5
Increase in operating and corporate expenses	11.8
Decrease in depreciation	(2.3)
Decrease in share-based and incentive compensation	(5.9)
Corporate occupancy actions	(8.4)
Decrease in transformation costs	(12.9)
Total increase in selling, general and administrative expenses	$1.8

As a percentage of revenues, selling, general and administrative expenses decreased to 32.6% in the third quarter of fiscal 2018 from 35.6% in the third quarter last year.

Interest Expense, Net

Interest expense, net of interest income, increased $2.2 million to $35.1 million in the third quarter of fiscal 2018 from $32.9 million in the third quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended November 3, 2018	For the Thirteen Weeks Ended October 28, 2017
Term Loan Facility	$19.7	$16.5
Notes	11.3	11.3
Amortization of deferred financing costs and debt discount	1.8	1.8
ABL Facility	1.2	0.2
Realized hedging losses	0.4	2.5
Other, net of interest income	0.7	0.6
Interest expense, net	$35.1	$32.9

Provision for Income Taxes

On December 22, 2017, H.R.1, or the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law.  Among its many provisions, Tax Reform substantially reduced our ability to deduct all of our interest expense in fiscal 2018.  The inability to deduct all of our interest expense will generate a significant carry forward of unutilized interest deductions.  We are not forecasting taxable income for the foreseeable future sufficient to utilize the carry forward.  Therefore, we have recognized a valuation allowance with respect to the deferred tax asset related to the carry forward of unutilized interest deductions.

In the third quarter of fiscal 2018, we recorded a provision for income taxes of $3.2 million, which reflects a charge for the valuation allowance with respect to the deferred tax asset related to the carry forward of unutilized interest deductions.  Other items impacting the provision for income taxes include the recognition of international valuation allowances, lower rates in certain foreign jurisdictions, and reserves for uncertain tax positions.

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

Net Loss

Net loss decreased $12.7 million to $5.7 million in the third quarter of fiscal 2018 from $18.4 million in the third quarter last year. This decrease was due to: (i) an increase in gross profit of $10.5 million and (ii) a decrease in the provision for income taxes of $7.4 million, offset by (iii) an increase in interest expense of $2.2 million, (iv) an increase in selling, general and administrative expenses of $1.8 million and (v) an increase in impairment losses of $1.1 million.

Results of Operations – First Nine Months of Fiscal 2018 compared to First Nine Months of Fiscal 2017

	For the Thirty-nine Weeks Ended November 3, 2018		For the Thirty-nine Weeks Ended October 28, 2017		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount (As adjusted)	Percent of Revenues	Dollars	Percentage
Revenues	$1,750.2	100.0%	$1,661.0	100.0%	$89.2	5.4%
Gross profit	671.2	38.4	636.3	38.3	34.9	5.5
Selling, general and administrative expenses	596.3	34.1	620.5	37.4	(24.2)	(3.9)
Impairment losses	9.8	0.6	136.9	8.2	(127.1)	(92.8)
Income (loss) from operations	65.1	3.7	(121.1)	(7.3)	186.2	NM
Interest expense, net	102.5	5.9	76.2	4.6	26.3	34.6
Provision (benefit) for income taxes	8.3	0.5	(39.4)	(2.4)	47.7	NM
Net loss	$(45.7)	(2.6)%	$(157.9)	(9.5)%	$112.2	71.0%

Revenues

Total revenues increased $89.2 million, or 5.4%, to $1,750.2 million in the first nine months of fiscal 2018 from $1,661.0 million in the first nine months last year driven primarily by an increase in sales of women’s apparel, specifically pants, knits and sweaters. Comparable company sales increased 4.7% following a decrease of 7.3% in the first nine months last year.

J.Crew sales decreased $48.7 million, or 3.7%, to $1,251.6 million in the first nine months of fiscal 2018 from $1,300.3 million in the first nine months last year. J.Crew comparable sales decreased 0.3% following a decrease of 10.6% in the first nine months last year.

Madewell sales increased $87.7 million, or 30.9%, to $371.2 million in the first nine months of fiscal 2018 from $283.5 million in the first nine months last year. Madewell comparable sales increased 26.5% following an increase of 12.5% in the first nine months last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirty-nine Weeks Ended November 3, 2018	For the Thirty-nine Weeks Ended October 28, 2017
Apparel:
Women's	59%	57%
Men's	20	22
Children's	7	7
Accessories	14	14
	100%	100%

Other revenues increased $50.2 million to $127.4 million in the first nine months of fiscal 2018 from $77.2 million in the first nine months last year, primarily a result of revenue from wholesale customers.

Gross Profit

Gross profit increased $34.9 million to $671.2 million in the first nine months of fiscal 2018 from $636.3 million in the first nine months last year. This increase resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
(As adjusted)
Increase in revenues	$47.3
Decrease in margin	(14.2)
Decrease in buying and occupancy costs	1.8
Increase in gross profit	$34.9

Gross margin increased to 38.4% in the first nine months of fiscal 2018 from 38.3% in the first nine months last year. The increase in gross margin was driven by: (i) a 90 basis point decrease in buying and occupancy costs as a percentage of revenues, reduced by (ii) an 80 basis point deterioration in margin primarily due to higher shipping and handling and increased penetration of our wholesale business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $24.2 million to $596.3 million in the first nine months of fiscal 2018 from $620.5 million in the first nine months last year. This decrease resulted from the following:

(Dollars in millions)	Increase/ (decrease)
(As adjusted)
Decrease in transformation costs	$(26.5)
Corporate occupancy actions	(17.7)
Decrease in transaction costs	(17.6)
Decrease in charges related to workforce reductions	(7.8)
Decrease in depreciation	(6.8)
Increase in operating and corporate expenses	19.1
Increase in marketing costs	33.1
Total decrease in selling, general and administrative expenses	$(24.2)

As a percentage of revenues, selling, general and administrative expenses decreased to 34.1% in the first nine months of fiscal 2018 from 37.4% in the first nine months last year.

Impairment Losses

Impairment losses were $9.8 million in the first nine months of fiscal 2018 compared to $136.9 million in the first nine months last year. The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	For the Thirty-nine Weeks Ended November 3, 2018	For the Thirty-nine Weeks Ended October 28, 2017
Intangible asset related to the J.Crew trade name	$—	$129.8
Long-lived assets	9.8	7.1
Impairment losses	$9.8	$136.9

Interest Expense, Net

Interest expense, net of interest income, increased $26.3 million to $102.5 million in the first nine months of fiscal 2018 from $76.2 million in the first nine months last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended November 3, 2018	For the Thirty-nine Weeks Ended October 28, 2017
Term Loan Facility	$57.6	$47.9
Notes(1)	33.8	13.4
Amortization of deferred financing costs and debt discount	5.4	4.3
Realized hedging losses	2.3	8.3
ABL Facility	2.0	0.2
Other, net of interest income	1.4	2.1
Interest expense, net	$102.5	$76.2

(1)We completed a debt exchange and refinancing in the second quarter of fiscal 2017. See “—Liquidity and Capital Resources” for more information.

Provision (Benefit) for Income Taxes

In the first nine months of fiscal 2018, we recorded a provision for income taxes of $8.3 million, which reflects a charge for the valuation allowance with respect to the deferred tax asset related to the carry forward of unutilized interest deductions.  Other items impacting the provision for income taxes include the recognition of international valuation allowances, lower rates in foreign jurisdictions, and reserves for uncertain tax positions. These items primarily drove the difference between the federal statutory rate of 21% and the effective rate of (22)%.

In the first nine months of fiscal 2017, we recognized a deferred tax benefit of $53.0 million, primarily a result of the reversal of deferred taxes related to the intangible asset for the J.Crew trade name, which was written down by $129.8 million in the first quarter. We did not recognize any additional deferred tax benefit on other operating losses due to an increase in the valuation allowance. The impact of not recognizing tax benefit on our other operating losses was the primary driver of the difference between the statutory rate of 35% and the effective rate of 20%.

Net Loss

Net loss decreased $112.2 million to $45.7 million in the first nine months of fiscal 2018 from $157.9 million in the first nine months last year. This decrease was due to: (i) a decrease in impairment losses of $127.1 million, (ii) an increase in gross profit of $34.9 million, (iii) a decrease in selling, general and administrative expenses of $24.2 million, offset by (iv) a decrease in the benefit for income taxes of $47.7 million and (v) an increase in interest expense of $26.3 million.

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

Operating Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended November 3, 2018	For the Thirty-nine Weeks Ended October 28, 2017
		(As adjusted)
Net loss	$(45.7)	$(157.9)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	67.4	74.2
Impairment losses	9.8	136.9
Amortization of intangible assets	5.4	6.8
Amortization of deferred financing costs and debt discount	5.4	4.3
Deferred income taxes	3.7	(53.0)
Reclassification of hedging losses to earnings	2.3	8.3
Share-based compensation	0.1	0.5
Loss on sale of property	—	0.5
Foreign currency transaction gains	(0.2)	(0.6)
Changes in operating assets and liabilities	(223.9)	(32.8)
Net cash used in operating activities	$(175.7)	$(12.8)

Cash used in operating activities of $175.7 million in the first nine months of fiscal 2018 resulted from: (i) changes in operating assets and liabilities of $223.9 million, primarily due to an increase in merchandise inventories as a result of an anticipated increase in revenues and an increase in wholesale accounts receivable, and (ii) a net loss of $45.7 million, partially offset by (iii) non-cash adjustments of $93.9 million.

Cash used in operating activities of $12.8 million in the first nine months of fiscal 2017 resulted from: (i) a net loss of $157.9 million and (ii) changes in operating assets and liabilities of $32.8 million primarily due to seasonal working capital fluctuations, partially offset by (iii) non-cash adjustments of $177.9 million.

Investing Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended November 3, 2018	For the Thirty-nine Weeks Ended October 28, 2017
Capital expenditures:
Information technology	$(17.4)	$(13.5)
New stores and store improvements	(9.5)	(13.6)
Corporate headquarters relocation	(4.6)	—
Other(1)	(4.0)	(1.5)
Proceeds from sale of property	—	2.5
Net cash used in investing activities	$(35.5)	$(26.1)

(1)	Includes capital expenditures for warehouse improvements and general corporate purposes.

Capital expenditures are planned at approximately $55 million for fiscal year 2018, including approximately $30 million for information technology enhancements, approximately $15 million for new stores and store improvements, and the remainder for warehouse improvements and general corporate purposes.

Financing Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended November 3, 2018	For the Thirty-nine Weeks Ended October 28, 2017
Net borrowings under the ABL Facility	$148.5	$—
Quarterly principal repayments of Term Loan Facility	(11.7)	(11.8)
Cost paid in connection with refinancings of debt	(0.1)	(5.7)
Proceeds from Notes, net of discount	—	123.5
Repayments pursuant to the Term Loan amendment	—	(150.5)
Net cash provided by (used in) financing activities	$136.7	$(44.5)

Cash provided by financing activities of $136.7 million in the first nine months of fiscal 2018 resulted from (i) net borrowings under the ABL Facility, offset by (ii) quarterly principal repayments of the Term Loan Facility.

Cash used in financing activities of $44.5 million in the first nine months of fiscal 2017 resulted primarily from (i) repayments pursuant to the Term Loan amendment, offset by (ii) the proceeds from Notes.

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

Financing Arrangements

ABL Facility

We have an ABL Facility, which is governed by a credit agreement with Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto, that, following the Sixth Amendment described below, provides for a $375 million senior secured asset-based revolving line of credit (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The borrowing base under the ABL Facility equals the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to $200 million, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the maturity date of November 17, 2021.

On September 19, 2018, we entered into a Sixth Amendment to Credit Agreement (Incremental Amendment) (the “Sixth Amendment”), which amended the ABL Facility to increase the revolving credit commitment from $350 million to $375 million, with the additional $25 million provided by MUFG Union Bank, N.A., which joined the ABL Facility as an additional lender.

On November 3, 2018, standby letters of credit were $65.0 million, outstanding borrowings were $148.5 million, and excess availability, as defined, was $161.5 million. The weighted average interest rate on the borrowings outstanding under the ABL Facility was 4.51% on November 3, 2018. Average short-term borrowings under the ABL Facility were $59.1 million and $9.3 million in the first nine months of fiscal 2018 and fiscal 2017, respectively.

As of the date of this report, there were outstanding borrowings of approximately $125 million under the ABL Facility with excess availability of approximately $185 million.

Demand Letter of Credit Facility

We have an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On November 3, 2018, outstanding documentary letters of credit were $9.5 million and availability under this facility was $10.5 million.

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

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 5.74% on November 3, 2018. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at November 3, 2018.

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

As of November 3, 2018, there were $0.9 million in aggregate principal amount of PIK Notes outstanding.

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

The proceeds from the license fees to IPCo are used by J.Crew BrandCo to meet debt service requirements on the Notes. Any license fees in excess of the debt service requirements are loaned back to OpCo on a subordinated basis. As of November 3, 2018, J.Crew BrandCo had total assets of $388.3 million, consisting of intangible assets of $250.2 million, receivable due from OpCo of $128.0 million, license fee receivable of $9.8 million and cash and cash equivalents of $0.3 million, and total liabilities of $346.4 million related to the Notes. IPCo earned royalty revenue of $14.8 million and $44.3 million in the third quarter and first nine months of fiscal 2018, respectively. The Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Below is consolidating balance sheet information reflecting the elimination of the accounts of J.Crew BrandCo from our condensed consolidated balance sheet as of November 3, 2018.

	As of November 3, 2018
	(unaudited)
	Consolidated balance sheet	Eliminations of J.Crew BrandCo	Consolidated balance sheet of subsidiaries excluding J.Crew BrandCo
ASSETS
Current assets:
Cash and cash equivalents	$31,860	$(263)	$31,597
Merchandise inventories, net	565,548	—	565,548
Prepaid expenses and other current assets	126,720	—	126,720
Refundable income taxes	2,963	—	2,963
Total current assets	727,091	(263)	726,828
Property and equipment, net	248,220	—	248,220
Intangible assets, net	303,222	(250,195)	53,027
Investment in subsidiary	—	183,500	183,500
Deferred income taxes, net	—	32,682	32,682
Goodwill	107,900	—	107,900
Other assets	7,740	—	7,740
Total assets	$1,394,173	$(34,276)	$1,359,897
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$324,646	$—	$324,646
Other current liabilities	184,553	9,833	194,386
Borrowings under the ABL Facility	148,500	—	148,500
Due to Parent	38,336	—	38,336
Interest payable	11,437	(5,632)	5,805
Current portion of long-term debt	30,570	—	30,570
Total current liabilities	738,042	4,201	742,243
Long-term debt, net	1,676,806	(340,743)	1,336,063
Due to J.Crew BrandCo	—	128,018	128,018
Lease-related deferred credits, net	111,306	—	111,306
Deferred income taxes, net	34,013	(34,013)	—
Other liabilities	28,863	—	28,863
Total liabilities	2,589,030	(242,537)	2,346,493
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—
Additional paid-in capital	733,148	249,596	982,744
Accumulated other comprehensive income	1,136	—	1,136
Accumulated deficit	(1,929,141)	(41,335)	(1,970,476)
Total stockholders’ deficit	(1,194,857)	208,261	(986,596)
Total liabilities and stockholders’ deficit	$1,394,173	$(34,276)	$1,359,897

Below is consolidating statement of operations and comprehensive loss information reflecting the elimination of the accounts of J.Crew BrandCo from our condensed consolidated statement of operations and comprehensive loss for the thirteen and thirty-nine weeks ended November 3, 2018.

	For the Thirteen Weeks Ended November 3, 2018
	(unaudited)
	Consolidated	Eliminations of J.Crew BrandCo	Consolidated subsidiaries excluding J.Crew BrandCo
Condensed Consolidated Statements of Operations and Comprehensive Loss

Revenues:
Net sales	$564,585	$—	$564,585
Other	57,615	—	57,615
Total revenues	622,200	—	622,200
Cost of goods sold, including buying and occupancy costs	383,762	—	383,762
Royalty expense	—	14,750	14,750
Gross profit	238,438	(14,750)	223,688
Selling, general and administrative expenses	202,828	—	202,828
Impairment losses	2,947	—	2,947
Income from operations	32,663	(14,750)	17,913
Interest expense, net of interest income	35,141	(11,774)	23,367
Loss before income taxes	(2,478)	(2,976)	(5,454)
Provision for income taxes	3,218	—	3,218
Net loss	$(5,696)	$(2,976)	$(8,672)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	308	—	308
Unrealized gain on cash flow hedges, net of tax	343	—	343
Foreign currency translation adjustments	(12)	—	(12)
Comprehensive loss	$(5,057)	$(2,976)	$(8,033)

	For the Thirty-nine Weeks Ended November 3, 2018
	(unaudited)
	Consolidated	Eliminations of J.Crew BrandCo	Consolidated subsidiaries excluding J.Crew BrandCo
Condensed Consolidated Statements of Operations and Comprehensive Loss

Revenues:
Net sales	$1,622,832	$—	$1,622,832
Other	127,391	—	127,391
Total revenues	1,750,223	—	1,750,223
Cost of goods sold, including buying and occupancy costs	1,078,976	—	1,078,976
Royalty expense	—	44,250	44,250
Gross profit	671,247	(44,250)	626,997
Selling, general and administrative expenses	596,323	—	596,323
Impairment losses	9,813	—	9,813
Income from operations	65,111	(44,250)	20,861
Interest expense, net of interest income	102,524	(35,321)	67,203
Loss before income taxes	(37,413)	(8,929)	(46,342)
Provision for income taxes	8,302	—	8,302
Net loss	$(45,715)	$(8,929)	$(54,644)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,669	—	1,669
Unrealized gain on cash flow hedges, net of tax	2,560	—	2,560
Foreign currency translation adjustments	(490)	—	(490)
Comprehensive loss	$(41,976)	$(8,929)	$(50,905)

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) debt service requirements, including required (a) quarterly principal repayments and (b) repayments, if any, based on annual excess cash flows, if any, as defined, (ii) capital expenditures, and (iii) working capital. Management anticipates that capital expenditures in fiscal 2018 will be approximately $55 million for fiscal year 2018, including approximately $30 million for information technology enhancements, approximately $15 million for new stores and store improvements, and the remainder for warehouse improvements and general corporate purposes. Management expects to pay interest of approximately $130 million in fiscal 2018 to fund debt service obligations. During fiscal 2018, we expect to open nine Madewell stores and one J.Crew retail store and close approximately 30 stores.

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

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of November 3, 2018, we had the following obligations under letters of credit in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(amounts in millions)
Letters of Credit
Standby	$65.0	$64.9	$0.1	$—	$—
Documentary	9.5	9.5	—	—	—
	$74.5	$74.4	$0.1	$—	$—

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

In October 2018, we entered into a new interest rate swap agreement which covers a notional amount of $750 million from March 2019 to March 2020. Under the terms of this agreement, our effective fixed interest rate on the notional amount of indebtedness is 3.03% plus the applicable margin.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. As of November 3, 2018, we have recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to our results of operations. In addition, there are certain other claims and legal proceedings pending against us for which accruals have not been established.

Eaton Vance Management, et al. v. Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent, et al., Index No. 654397/2017, (Sup. Ct. N.Y. C’ty.).

On June 22, 2017, Eaton Vance Management and certain affiliated funds as well as Highland Capital Management and certain affiliated funds (collectively, the “Plaintiffs”), filed a complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS, seeking, among other things, declarations that the July 13, 2017 Amendment to the Term Loan Facility was ineffective absent unanimous consent of all lenders under the facility, that certain of our actions with respect to certain of its intellectual property assets were taken in violation of the terms of the Term Loan Facility, and that those actions also constituted fraudulent conveyances.

On August 7, 2017, WSFS and the Company filed separate motions to dismiss certain of Plaintiffs’ claims for failure to state a claim and lack of standing, among other reasons. On September 7, 2017, Plaintiffs filed an amended complaint in the New York State Supreme Court, Commercial Division, against the Company and WSFS. The amended complaint continued to assert claims for breach of the terms of the Term Loan Facility, and for fraudulent conveyance and added an additional claim for fraudulent inducement against the Company.

In response to the amended complaint, WSFS and the Company withdrew their prior motions to dismiss and, on October 20, 2017, filed renewed motions seeking dismissal in whole or part. Among other things, we sought dismissal of the amended complaint for failure to state a claim, lack of standing, and because its fraud claims are duplicative of Plaintiffs’ claims under the documents governing the Term Loan Facility. Plaintiffs filed an omnibus brief on December 1, 2017 opposing the motions to dismiss. The Company and WSFS each filed reply briefs on December 22, 2017 reiterating that the majority of Plaintiffs’ claims should be dismissed as a matter of law.

Oral argument on the motions to dismiss occurred on March 8, 2018. On April 25, 2018, the judge issued a Memorandum Decision and Order, which granted our partial motion to dismiss in its entirety and dismissed as a matter of law the majority of Plaintiffs’ claims with prejudice. Plaintiffs’ sole remaining claim is for breach of contract based on the theory that the July 13, 2017 Amendment to the Term Loan Facility required unanimous consent of all lenders under the facility.

On October 25, 2018, Highland Capital Management and certain affiliated funds were dismissed from the action with prejudice.

Discovery in the action is ongoing. We believe that the remaining claim is wholly without merit, and intend to vigorously oppose the claim.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 includes a detailed discussion of certain risks that could materially adversely affect our business, our operating results or our financial condition. In addition, you should carefully consider the additional factor described below.

We rely on the experience and skills of key personnel, the loss of whom could have a material adverse effect on our business. Our future success is substantially dependent on the continued service of our senior management and identifying or attracting our next Chief Executive Officer.

We believe we benefit substantially from the leadership and strategic guidance of our key executives, who are primarily responsible for executing our strategy. The loss, for any reason, of the services of any of these individuals and any negative market or industry perception arising from such loss could have a material adverse effect on our business. Our key executives have substantial experience and expertise in the specialty retail industry and have made significant contributions to our growth and success. The unexpected loss of one or more of these individuals could delay the development and introduction of, and harm our ability to sell, our merchandise. In addition, products we develop without the guidance and direction of these key personnel may not receive the same level of acceptance.

On November 17, 2018, we announced that a mutual agreement was reached by the Board of Directors of the Company and our former Chief Executive Officer, who stepped down as Chief Executive Officer and director of the Company, effective November 17, 2018. In addition, our Chairman of the Board of Directors previously resigned as Chief Executive Officer in July 2017 and certain other members of our management team have departed in recent years.  Such changes, or any future changes in our management team, may create uncertainty in our business and future strategic direction.

Our success depends in part on our ability to attract and retain key personnel. Competition for this experienced talent is intense, and we may not be able to attract and retain a sufficient number of qualified personnel in the future. In particular, we may not be successful in identifying or attracting a highly qualified Chief Executive Officer, and our process to search for the successor may be time-consuming and divert the Board of Directors’ and management's attention and resources away from our business. The search for our next Chief Executive Officer may have a negative impact on our senior management team, business, and financial performance and condition.

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

10.1

Sixth Amendment to Credit Agreement (Incremental Amendment), dated as of September 19, 2018, by and among J. Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 21, 2018.

10.2	General Release by and between James Brett and J.Crew Group, Inc., dated November 17, 2018. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 19, 2018.

Certifications

Exhibit No.	Document

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at November 3, 2018 and February 3, 2018, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended November 3, 2018 and October 28, 2017, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the thirty-nine weeks ended November 3, 2018 and the fifty-three weeks ended February 3, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: November 29, 2018	By:	/S/ MICHAEL J. NICHOLSON
Michael J. Nicholson
President, Chief Operating Officer and Member of
the Office of the Chief Executive Officer
(Principal Executive Officer)

Date: November 29, 2018	By:	/S/ VINCENT ZANNA
Vincent Zanna
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 29, 2018	By:	/S/ JEREMY BROOKS
Jeremy Brooks
Chief Accounting Officer
(Principal Accounting Officer)