Form 10-K
period 2019-02-02
J CREW GROUP INC
filed 2019-03-20
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-175075		22-2894486

J.CREW GROUP, INC.

(Incorporated in Delaware)

225 Liberty Street

New York, New York 10281

Telephone: (212) 209-2500

Securities Registered Pursuant to Section 12(b) and 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an “emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 4, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

There were 1,000 shares of the Company’s $0.01 par value common stock outstanding on March 15, 2019.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness, our substantial lease obligations, our ability to anticipate and timely respond to changes in trends and consumer preferences, the strength of the global economy, competitive market conditions, our ability to attract and retain key personnel, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, product offerings, sales channels and businesses, our ability to implement our growth strategy, material disruption to our information systems, compromises to our data security, our ability to maintain the value of our brands and protect our trademarks, our ability to implement our real estate strategy, changes in demographic patterns, adverse or unseasonable weather or other interruptions in our foreign sourcing, customer call, order fulfillment or distribution operations, increases in the demand for or prices of raw materials used to manufacture its products, trade restrictions or disruptions and other factors which are set forth under the heading “Risk Factors.” There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Overview

J.Crew is an internationally recognized multi-brand apparel and accessories retailer that differentiates itself through high standards of quality, style, design and fabrics. We are a vertically-integrated, omni-channel specialty retailer that operates stores and websites both domestically and internationally. We design our products, including those under the J.Crew® and Madewell® brands, offering complete assortments of women’s, men’s and children’s apparel and accessories. We believe our customer base consists primarily of college-educated, professional and fashion-conscious women and men.

We sell our J.Crew and Madewell merchandise through our retail and factory stores, our websites and select partners. As of February 2, 2019, we operated 203 J.Crew retail stores, 174 J.Crew factory stores (including 42 J.Crew Mercantile® stores) and 129 Madewell stores throughout the United States, Canada, the United Kingdom and Hong Kong; compared to 235 J.Crew retail stores, 176 J.Crew factory stores (including 42 J.Crew Mercantile stores) and 121 Madewell stores as of February 3, 2018.

Our fiscal year ends on the Saturday closest to January 31, typically resulting in a 52-week year, but occasionally includes an additional week, resulting in a 53-week year. All references to fiscal 2018 reflect the results of the 52-week period ended February 2, 2019; all references to fiscal 2017 reflect the results of the 53-week period ended February 3, 2018; and all references to fiscal 2016 reflect the results of the 52-week period ended January 28, 2017. In addition, all references to fiscal 2019 reflect the 52-week period ending February 1, 2020.

We were incorporated in the State of New York in 1988 and reincorporated in the State of Delaware in October 2005. Our principal executive offices are located at 225 Liberty Street, New York, NY 10281, and our telephone number is (212) 209-2500.

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

Brands and Merchandise

We project our brand image through consistent creative presentations and messaging in our store environments, websites, social media channels, partnerships and collaborations, experiential activations and direct mailings; and through our high-quality customer service. We maintain our brand image by exercising substantial control over the design, production, presentation and pricing of our merchandise and by selling our products ourselves and with select partners. Senior management is extensively involved in all phases of our business including product design and sourcing, assortment planning, store selection and design, website experience and the selection of photography used in our brand imaging.

J.Crew

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

Madewell

Introduced in 2006, Madewell is a modern women’s denim brand with workwear roots. Denim is at the core of everything Madewell does: from jeans that fit perfectly to the pieces—tees, ankle boots, leather jackets—that women want to wear with them. We describe our brand as effortless, cool, artful, and unexpected. The products are sold at Madewell stores, select J.Crew retail stores, our websites and through select partners.

A summary of our revenues by brand is as follows:

	Fiscal 2018		Fiscal 2017(b)(c)		Fiscal 2016(c)
(in millions, except percentages)	Amount	Percent of Total	Amount (As adjusted)	Percent of Total	Amount (As adjusted)	Percent of Total
J.Crew	$1,779.5	71.6%	$1,848.0	77.8%	$2,018.5	83.0%
Madewell	529.2	21.3	419.8	17.7	341.5	14.0
Other(a)	175.3	7.1	105.9	4.5	71.6	3.0
Total	$2,484.0	100.0%	$2,373.7	100.0%	$2,431.6	100.0%

(a)	Consists primarily of revenues from wholesale customers and shipping and handling fees.
(b)	Consists of 53 weeks.
(c)	Prior period amounts have been restated to reflect the adoption of new revenue recognition guidance. See note 2 to our consolidated financial statements for further detail.

Sales Channels

Stores

J.Crew Retail. Our J.Crew retail stores are located in upscale regional malls, lifestyle centers and street locations. Our J.Crew retail stores are designed and fixtured with the goal of creating a distinctive, sophisticated and inviting atmosphere, with displays and information about outfitting, styling, product quality and services. We believe positioning our stores in desirable locations is critical to the success of our business, and we determine store locations, as well as individual store sizes, based on geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other high-end specialty retail stores. As of February 2, 2019, we operated 203 J.Crew retail stores (including two crewcuts stores) throughout the United States, Canada, the United Kingdom and Hong Kong.

Our J.Crew retail stores averaged approximately 6,500 square feet as of February 2, 2019, but are “sized to the market,” which means that we adjust the size of a particular retail store based on the projected revenues from that store. Our retail stores range in size from a 21,000 square foot store in New York City to small crewcuts and men’s shops of approximately 900 square feet.

J.Crew Factory. Our J.Crew factory stores are located primarily in large outlet malls and are designed with simple, volume-driving visuals to maximize the sale of key items. Our J.Crew Mercantile store concept is located in traditionally full price retail malls and hybrid centers, making our factory assortment more accessible to customers. We design and develop a dedicated line of value-driven merchandise for our J.Crew factory stores, J.Crew Mercantile stores and jcrewfactory.com, inspired by classic J.Crew style. As of February 2, 2019, we operated 174 J.Crew factory stores (including two crewcuts factory stores and 42 J.Crew Mercantile stores) throughout the United States and Canada.

Our J.Crew factory stores averaged approximately 5,800 square feet as of February 2, 2019, and are also “sized to the market.” Our factory stores range in size from a 10,300 square foot store in New York to a 1,500 square foot store in Florida.

Madewell. Our Madewell stores are located in upscale regional malls, lifestyle centers and street locations. Each Madewell store is thoughtfully designed with the aesthetic of a downtown boutique in mind, while also reflecting high quality and sophistication. As of February 2, 2019, we operated 129 Madewell stores throughout the United States.

Our Madewell stores averaged approximately 3,400 square feet as of February 2, 2019. Our Madewell stores range in size from a 9,600 square foot store in Washington, D.C. to a 2,400 square foot store in Michigan.

A summary of the number of stores that we opened or closed over the past three fiscal years is as follows:

	J.Crew
	Retail(a)	Factory	Mercantile	Total	Madewell(a)	Total
Fiscal 2016:
Beginning of year	285	151	10	446	103	549
New	3	2	19	24	10	34
Converted to J.Crew Mercantile	(1)	(9)	10	—	—	—
Closed	(8)	(2)	—	(10)	—	(10)
End of year	279	142	39	460	113	573
Fiscal 2017:
Beginning of year	279	142	39	460	113	573
New	1	1	—	2	8	10
Converted to J.Crew Mercantile	(3)	—	3	—	—	—
Closed	(42)	(9)	—	(51)	—	(51)
End of year	235	134	42	411	121	532
Fiscal 2018:
Beginning of year	235	134	42	411	121	532
New	1	—	—	1	8	9
Closed	(33)	(2)	—	(35)	—	(35)
End of year	203	132	42	377	129	506

(a)Excludes concession stores. As of February 2, 2019, we had six J.Crew and 11 Madewell concession stores located in the United Kingdom and France.

E-commerce

We also serve customers through our e-commerce business, which includes websites for the J.Crew, J.Crew factory and Madewell brands. Our websites allow customers to purchase our merchandise through jcrew.com, jcrewfactory.com and madewell.com. We use our websites to sell exclusive styles not available in stores, introduce and test new product offerings, offer extended sizes and colors on various products, and drive targeted marketing campaigns. In fiscal 2017, we added functionality to our website to allow partners to sell their products, for which we receive a commission, on our website.

Financial Information about Segments

We have determined our operating segments on the same basis that we use to internally evaluate performance and allocate resources. Our operating segments align with our brands, J.Crew and Madewell, which have been aggregated into one reportable segment because they have a similar class of consumers, economic characteristics, nature of products, nature of production and distribution methods. For financial information, see our consolidated financial statements and the accompanying notes, which begin on page F-1 of this Annual Report on Form 10-K.

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

We believe one of our key strengths is our highly-integrated design, merchandising, and production teams. Our teams work together to maintain the quality of our merchandise that our customers demand, which also evolves to meet the changing wants and needs of today’s customer. Our collections are designed to reflect a diversity of aesthetics that incorporates high quality fabrics and construction as well as consistent fits and detailing.

Our products are developed in four seasonal collections and are rolled-out for monthly product introductions in our stores, on our websites, social media channels, email marketing, online advertising, direct mailings and with select partners both domestically and internationally. The design process begins with our designers developing seasonal collections eight to 12 months in advance. Our designers travel domestically and internationally to develop color and design ideas. Once the design team has developed a season’s color palette and design concepts, they collaborate with the merchandising and production teams to ensure they are delivering a line that is innovative, stylish and meets the needs of our customer. Sample assortments are ordered to confirm the details of the collection, such as how the style looks on figures and how color takes to a particular fabric. The samples reflect the design and merchandising teams’ vision, from color direction and flow, to styling and silhouette evolution, as well as price.

Our teams work closely with each other in order to leverage market data, maintain the quality of our products and remain true to our diverse brand aesthetics and voices. Our technical design team develops construction and fit specifications for every product in order to enable quality workmanship and consistency across product lines.

We believe that designing our products into multiple concept assortments enables us to reach a broader range of customers, with a continued emphasis on style and quality throughout all our brands. As a final step that is intended to ensure image consistency, our senior management reviews the full line of products for each season before they are manufactured.

Marketing and Advertising

As part of our digital-first omni-channel strategy, we communicate multiple brand messages tailored to specific channels including our stores, our websites, our direct mailings, email marketing, online advertising, and social media platforms. Our core marketing objectives are to drive awareness and differentiation of our brands, increase new customer acquisition, maintain and build customer retention and loyalty and enhance brand awareness globally.

We offer a private-label credit card in our J.Crew brand, which is issued and serviced by a third-party provider. In fiscal 2018, sales on the J.Crew credit card made up approximately 14% of our net sales. We believe that our credit card program encourages frequent store and website visits and promotes multiple-item purchases, thereby cultivating customer loyalty to the J.Crew brand. The J.Crew credit card offers rewards based on customer spend. Additionally, in fiscal 2018, we launched a multi-tender, points-based loyalty program in our J.Crew brand.

Sourcing

We source our merchandise in two ways: (i) by purchasing merchandise directly from manufacturers and (ii) through the use of buying agents. We have no long-term merchandise supply contracts and we typically transact business on an order-by-order basis. In fiscal 2018, we worked with 13 buying agents, who supported our relationships with vendors that supplied approximately 60% of our merchandise, with one of these buying agents supporting our relationships with vendors that supplied approximately 39% of our merchandise. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with the vendors by placing orders for merchandise on our behalf, managing the timely delivery of goods to us, obtaining samples of merchandise produced in the factories, inspecting finished merchandise and carrying out other administrative communications on our behalf. In fiscal 2018, we have invested substantially in our direct sourcing capabilities and relationships with our vendors in an effort to decrease our reliance on buying agents. We sourced 40% of our merchandise directly from manufacturers within the United States and overseas, the majority of whom we have long-term and, in our opinion, stable relationships. We expect the percent of our merchandise sourced directly from manufacturers to increase in fiscal 2019.

Our sourcing base currently consists of 202 vendors who operate 339 factories in 26 countries. Our top 10 vendors supply 34% of our merchandise. Each of our top 10 vendors uses multiple factories to produce its merchandise, which we believe gives us a high degree of flexibility in placing production of our merchandise. We believe we have developed strong relationships with our vendors, some of which rely upon us for a significant portion of their business.

In fiscal 2018, approximately 87% of our merchandise was sourced in Asia (with 54% of our products sourced from China and Hong Kong), 12% was sourced in Europe and other regions, and 1% was sourced in the United States. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution

We own a 282,000 square foot facility in Asheville, North Carolina that houses our distribution operations for our stores and wholesale business. This facility employed approximately 370 full and part-time associates as of February 2, 2019. Merchandise is transported from this distribution center to our stores and wholesale customers by independent trucking companies, with a transit time of approximately two to five days, or directly to our stores from our suppliers.

We also own a 425,000 square foot facility in Lynchburg, Virginia that houses a customer call center and order fulfillment operations for our e-commerce business. The Lynchburg facility employed approximately 1,360 full and part-time associates as of February 2, 2019. This facility employs approximately 290 additional associates during our peak season. Merchandise sold through our e-commerce business is sent directly to domestic customers from this distribution center or our stores via the United States Postal Service, or UPS. We utilize a single third party to accept and fulfill online orders from customers in approximately 100 countries outside of the United States.

In fiscal 2019, we commenced discussions regarding sale-lease back transactions of our distribution facilities.

Management Information Systems

Our management information systems are designed to provide comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing, distribution, financial reporting, and analytical functions of our business. Our in-store point-of-sale systems, e-commerce platforms and support systems provide the omni-channel capability to enable us to track inventory from store receipt to final sale on a real-time basis. We have agreements with third parties to provide hosting services and administrative support for portions of our infrastructure, and utilize cloud-based systems in addition to those hosted on premise.

We believe our merchandising and financial systems, coupled with our point-of-sale and e-commerce systems, allow for item-level stock replenishment, merchandise planning and real-time inventory accounting capabilities. Our telephone and call center systems, warehouse package sorting systems, automated warehouse locator, order management systems and inventory tracking systems use current technology and are subjected to stress and volume testing during off-peak periods to improve performance during our peak season. We are investing in expanding and upgrading our information systems including our omni-channel capabilities, analytics, networks and infrastructure to provide cost-effective scalability and reliability to support future growth.

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

Our business is seasonal and as a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly December when customers make holiday purchases. In fiscal 2018, we realized approximately 30% of our revenues in the fourth fiscal quarter.

Competition

The specialty retail industry is highly competitive. We compete primarily with specialty retailers, department stores and e-commerce businesses that engage in the sale of women’s, men’s and children’s apparel and accessories and similar merchandise. We compete on quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of our brands, as well as our digital-first omni-channel strategy that focuses on a seamless approach to the customer experience through all available sales channels. We believe that we also differentiate ourselves from competitors on the basis of our signature product design, our ability to offer both designer-quality products at higher price points and more casual items at lower price points, our focus on the quality of our product offerings and our customer-service oriented culture. We believe our success depends in substantial part on our ability to originate, define and communicate product and fashion trends as well as to timely anticipate, predict and react to changing consumer demands.

Associates

As of February 2, 2019, we had approximately 14,500 associates, of whom approximately 4,300 were full-time associates and 10,200 were part-time associates. Approximately 1,360 of these associates are employed in our customer call center and order fulfillment operations facility in Lynchburg, Virginia; approximately 370 of these associates work in our distribution center in Asheville, North Carolina. In addition, approximately 3,900 associates are hired on a seasonal basis in these facilities and our stores to meet demand during the peak season. None of our associates are represented by a union. We have had no labor-related work stoppages and we believe our relationship with our associates is good.

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

Copies of the reports and other information we file with the SEC may also be examined by the public at http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

We face a variety of risks that are substantial and inherent in our business. The following are some of the more important risk factors that could affect our business.

Risks Related to Our Business and Our Industry

If we are unable to predict fashion trends or react to changing consumer preferences in a timely manner, our sales will decrease, or we may need to sell excess inventory at marked-down prices, which would decrease our gross profits and net income.

We believe our success depends in substantial part on our ability to:

•	originate and define product and fashion trends,
•	anticipate, predict and react to changing consumer demands in a timely manner, and
•	translate market trends into desirable, saleable products far in advance of their offerings in our stores and on our websites.

Because we enter into commitments for the manufacture and purchase of merchandise well in advance of the season in which merchandise will be sold, we are vulnerable to changes in consumer demand, pricing shifts and suboptimal merchandise selection and timing of merchandise purchases. We attempt to mitigate the risks of changing fashion trends and product acceptance in part by devoting a portion of our product line to classic styles that are not significantly modified from year to year. Nevertheless, if we misjudge the market for our products or overall level of consumer demand, we may be faced with significant excess inventories for some products and missed opportunities for others. At the end of fiscal 2018, we owned substantial excess merchandise inventories. As a result, we recorded a charge of $39.3 million for expected losses on the disposition of those inventories. Our brands’ images may also suffer if customers believe we no longer offer the latest fashions or if we fail to address and respond to customer feedback or complaints. The occurrence of these events, among others, could hurt our financial results and liquidity by decreasing sales. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

Unfavorable economic conditions could materially adversely affect our financial condition and results of operations.

Economic conditions around the world can impact our customers and affect the general business environment in which we operate and compete. Our results can be impacted by a number of macroeconomic factors, including, but not limited to, consumer confidence and spending levels, employment rates, consumer credit availability, fuel and energy costs, raw materials costs, global factory production, commercial real estate market conditions, credit market conditions, foreign currency exchange rates, interest rates, taxation, acts of war or terrorism, the level of customer traffic in malls and shopping centers, changing demographic pattern and changes in consumer discretionary spending habits.

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

We believe that our current cash balance and availability under our senior secured credit facilities provide us with sufficient liquidity. However, a decrease in consumer spending power or the capital of our suppliers could have a material adverse effect on our cash flows, results of operations and liquidity.

We operate in the highly competitive specialty retail industry, and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in loss of our market share.

We face intense competition in the specialty retail industry and among other retailers more broadly. We compete primarily with specialty retailers, department stores and e-commerce businesses that engage in the sale of women’s, men’s and children’s apparel, accessories and similar merchandise, some of whom are or may become our wholesale customers. We compete on quality, design, customer service and price. We are not in the “fast fashion” business, but an increasing number of customers are attracted to the aggressive pricing strategies of those retailers. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources, devote greater resources to the marketing and sale of their products, generate greater international brand recognition or adopt more aggressive pricing policies than we can. A number of our competitors are continuing to operate with a promotional business strategy, both in-store and online. This promotional environment has negatively impacted our revenues and gross profit and may continue to do so in the future. In addition, consumers are increasingly seeking retail experiences which emphasize value, personalization and an omni-channel environment where the store, mobile and online shopping experience is tightly integrated. Our competitors are investing in omni-channel capabilities, some of which may be more successful than our initiatives. In addition, we might lack sufficient resources to make the necessary investments in technology to compete with our competitors. While we are working to meet these evolving customer expectations, there can be no assurance that we will do so effectively or without incurring substantial expense, which could impact our results of operations and liquidity.

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

On November 17, 2018, we announced that a mutual agreement was reached by the Board of Directors of the Company and our former Chief Executive Officer, who stepped down as Chief Executive Officer and director of the Company, effective November 17, 2018. In addition, our former Chairman of the Board of Directors previously resigned as Chief Executive Officer in July 2017 and as Chairman of the Board of Directors in January 2019, and certain other members of our management team have departed in recent years. Such changes, or any future changes in our management team, may create uncertainty in our business and future strategic direction.

Our success depends in part on our ability to attract and retain key personnel. Any changes in our key executives may be disruptive to, or cause uncertainty in, our business and future strategic direction. The departure of certain key executives and the failure to enable a successful transition could hinder or delay our strategic planning and execution, as well as adversely affect our ability to attract and retain other experienced and talented employees. Competition for this experienced talent is intense, and we may not be able to attract and retain a sufficient number of qualified personnel in the future. In particular, we may not be successful in identifying or attracting a highly-qualified Chief Executive Officer, and our process to search for the successor may be time-consuming and divert the Board of Directors’ and management's attention and resources away from our business. Any such disruption due to changes in our key executives, including as a result of the search for our next Chief Executive Officer, may have a negative impact on our senior management team, business, and financial performance and condition.

Our expanded product offerings, new sales channels, new brands and concepts and international expansion may not be successful, and implementation or failure of these strategies may divert our operational, managerial, financial and administrative resources, which could impact our competitive position.

We have grown our business in recent years by expanding our product offerings and sales channels. We have opened stores in Canada, the United Kingdom and Hong Kong and expanded our international e-commerce and wholesale businesses. In the future we may continue to make changes to our business, including by continuing to expand our wholesale business and developing additional brands. These strategies involve various risks, including:

•	implementation may be delayed or may not be successful,
•

if our expanded product offerings and sales channels or our international growth efforts fail to maintain and enhance the distinctive identity of our brands, their images may be diminished and our sales may decrease,

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

In addition, our new product offerings, new brands and concepts, new sales channels and international expansion may be affected by, among other things, economic, demographic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and style trends. Further rollout of these strategies could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business or cause costly operational inefficiencies, any of which could impact our competitive position and reduce our revenue and profitability.

Our growth strategy depends on the successful execution of our efforts to grow our brands, enhance our omni-channel shopping experience and expand internationally.

Our customers are seeking an omni-channel shopping experience through the integration of store and digital shopping channels. We have implemented systems to manage our inventory efficiently across all channels, to ship merchandise from stores to customers and use social media to interact with our customers to enhance their shopping experiences. However, these initiatives involve significant investments in information technology systems and significant operational changes, and the rapid pace of technological change may require us to incur costs to implement new systems and platforms to provide a desirable shopping experience for our customers. We may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our customers. In addition, we interact with many of our customers through our websites and we have an online presence in approximately 100 countries. Customers increasingly utilize our online and mobile services to purchase our merchandise. If we are unable to continue to provide consumers a user-friendly experience and evolve our platform to satisfy consumer preferences, the growth of our e-commerce business and our sales may be negatively impacted. If we do not implement and expand our omni-channel initiatives successfully or we do not realize our anticipated return on these investments, then our operating results could be negatively impacted and we could fail to meet our strategic and financial goals.

Our growth strategy also includes international expansion of our brands. We have stores in Canada, the United Kingdom and Hong Kong and have expanded our online presence to approximately 100 countries. We may open stores in additional countries in the future where our brand recognition may be limited. We do not have experience operating in these regions and we will face established competition in most of these markets. Many of these countries have different operational and legal requirements, including, but not limited to, employment and labor, transportation, logistics, real estate, product labeling, product safety, consumer protection, data privacy and local reporting requirements. Consumer tastes, sizes and trends may differ from country to country and there may be seasonal differences, which, if we do not anticipate, may result in lower sales and/or margins for our products. Our success internationally could also be adversely impacted by the global economy, fluctuations in foreign currency exchange rates, changes in diplomatic or trade relationships, political instability and foreign government regulation.

In addition, as we continue to expand our overseas operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate such as the U.K. Bribery Act of 2010. We must use all commercially reasonable efforts to ensure our associates and agents comply with these laws. If any of our associates or agents violate such laws we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

As we execute our growth strategies, we may not adequately manage the related organizational changes needed for successful execution, which could increase our costs or delay our intended pace of growth. In addition, we may divert key resources related to our core business as a result of the focus on growth strategies.

Any material disruption of our information systems, or failure to maintain and develop our information systems, could disrupt our business and reduce our sales.

We rely extensively on information systems to operate our websites, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Supporting these internal and external systems requires a number of resources, including effective, qualified and, in some cases, specialized teams. As our systems evolve, we must continue to hire, train, manage and retain these teams that can manage and develop our systems.

Previously, we have experienced system interruptions which temporarily impaired our ability to capture, process and ship customer orders, and transfer product between channels. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed which could, especially if the disruption or slowdown occurred during the holiday season, result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. If our websites contain errors or other vulnerabilities which impede or halt service, it could result in damage to our brands’ images and a loss of revenue. For example, in 2018 our website jcrew.com suffered system failures during the weekend following the Thanksgiving holiday, which is traditionally associated with significant levels of online consumer spending. In addition, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers. We are also subject to risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures. Our failure to successfully respond to these risks and uncertainties could reduce sales, increase costs and damage the reputation of our brands.

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

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and employees, and we process customer payment card and check information. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. As with many other companies in the retail industry, we are subject to attempts to compromise our data security. There can be no assurance that we will not suffer a data compromise, that unauthorized parties will not gain access to personal information, or that any such data compromise or access will be discovered in a timely way. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. Computer hackers have attempted and we expect will continue to attempt to penetrate our computer system or those of third parties with whom we work or to whom we outsource business and, if successful, misappropriate personal information, payment card or check information or confidential business information of our Company. In addition, there may be non-technical issues, such as our employees, contractors or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. Advances in computer and software technology and capabilities, rapid changes in the sources, methods and targets of cyberattacks (for example, malware, ransomware and phishing attacks) and the use of devices to tamper with payment entry devices (such as skimmers and shimmers), and the increasing sophistication of cyber criminals generally increase the risk of a data compromise or business disruption. The retail industry in particular has been the target of recent cyber-attacks, which are becoming increasingly difficult to anticipate and prevent due to their rapidly evolving nature. Data privacy and information security is regulated at the international, federal and state levels, and compliance with any changes in the laws and regulations enacted by these governments will likely increase the cost of doing business.

Compromises of our data security or of third parties with whom we do business, failures to prevent or mitigate the loss of personal or business information and delays in detecting or providing prompt notice of any such compromise or loss could disrupt our operations, damage our reputation, decrease customers’ willingness to shop in our stores or on our websites, violate applicable laws, regulations, orders and agreements, or subject us to litigation, governmental investigations or additional costs and liabilities, any of which could have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain the value of our brands and protect our trademarks, our sales are likely to decline.

Our success depends on the value of the J.Crew and Madewell brands and our corporate reputation. The J.Crew and Madewell names are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high quality merchandise and customer experience. Our brands could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity through traditional or social media platforms. Any of these events could result in decreases in sales.

We are increasingly using digital and social media platforms to interact with customers and as a means to enhance their customer experience. If we are unable to develop and continuously improve our customer-facing technologies, we may not be able to provide a convenient and consistent experience to our customers regardless of the sales channel. This could negatively affect our ability to compete with other retailers and result in diminished loyalty to our brands. Further, the use of social media by us and our consumers has increased the risk that our image and reputation could be negatively impacted. The availability of information, reviews and opinions on social media is immediate, as is its impact. Even if we react quickly and appropriately to negative social media about us or our brands, our reputation and customers’ perception of our brands could be negatively impacted. Damage to the brand image and our reputation could have a material adverse effect on our business, results of operations and financial condition.

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

We contracted our store base by 26 net fewer stores in fiscal 2018. We regularly evaluate our existing store base and seek to identify opportunities, where available, to renegotiate the terms of those leases. The success of our business depends, in part, on our ability to maintain profitable store locations and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew our existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

New stores and stores with renewed lease terms may not produce anticipated levels of revenue even though they increase our costs, which would increase our expenses as a percentage of sales and adversely affect our competitive position and profitability. In addition, if we determine that it is no longer economically beneficial to operate a store and decide to close it, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term. Our lease obligations with respect to closed stores could have a material adverse effect on our business, results of operations and financial condition.

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

If our future comparable company sales fail to meet expectations, our earnings could decline. In addition, our results have significantly fluctuated in the past and can be expected to continue to fluctuate in the future. For example, in the previous three fiscal years, our quarterly comparable company sales changes have ranged from an increase of 9.2% to a decrease of 9.0%. A variety of factors affect comparable company sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of all of our products. Our products are manufactured to our specifications primarily by factories outside of the United States. We cannot control all of the various factors, which include inclement weather, natural disasters, political and financial instability, strikes, health concerns regarding infectious diseases, and acts of war or terrorism that might affect a manufacturer’s ability to ship orders of our products in a timely manner or to meet our quality standards. Inadequate labor conditions, health or safety issues in the factories where goods are produced can negatively impact our brands reputations. Late delivery of products or delivery of products that do not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores or our wholesale customers for those items. These events could cause us to fail to meet customer expectations, cause our retail or wholesale customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores or our wholesale customers, which could result in lost sales.

In fiscal 2018, approximately 99% of our merchandise was sourced from foreign factories. In particular, approximately 54% of our merchandise was sourced from China and Hong Kong. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including changes to U.S. and foreign trade policies, including the enactment of tariffs, border adjustment taxes or increases in duties or quotas applicable to our merchandise, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. While substantially all of our foreign purchases of our products are negotiated and paid for in U.S. dollars, the cost of our products may be affected by fluctuations in the value of relevant foreign currencies. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, economic conditions, disruption of imports by labor disputes and local business practices.

In addition to manufacturing in China, we are also engaging in growing the amount of production in other developing countries. These other countries may present greater risks than China with regards to infrastructure to support manufacturing, labor and employee relations, political and economic stability, corruption, and environmental, health and safety compliance. While we endeavor to monitor and audit facilities where our production is done, any significant events with factories we use can adversely impact our reputation, brand, and product delivery.

Increases in the demand for, or the price of, raw materials used to manufacture our products or other fluctuations in sourcing or distribution costs could increase our costs and hurt our profitability.

The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by high demand for fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. In addition, our sourcing costs may also fluctuate due to labor conditions, transportation or freight costs, energy prices, currency fluctuations or other unpredictable factors. Further, the cost of labor at many of our third-party manufacturers and the cost of transportation have been increasing and it is unlikely that such cost pressures will abate.

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

Our success depends on the timely receipt of merchandise from our vendors to our distribution centers, and timely delivery of merchandise from our distribution centers to stores and retail or wholesale customers. Independent third-party transportation companies deliver our merchandise to our distribution centers, stores and customers. Some of these third parties employ personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our brands, increased logistics costs and excess inventory.

We currently operate two of our own distribution centers in North Carolina and Virginia. Timely receipt of merchandise by our distribution centers, stores and customers may also be affected by factors such as inclement weather, natural disasters, accidents, system failures and acts of terrorism. We may respond by increasing markdowns or initiating marketing promotions, which would decrease our gross profits and net income. While we have had no labor-related work stoppages and we believe our relationship with our associates is good, work stoppages or efforts by our associates to unionize at either of our distribution centers could disrupt our operations and harm our reputation. Inability to recover from a business interruption and return to normal operations within a reasonable period of time could have a material adverse impact on our results of operations and damage our brand reputation.

Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed, existing trade restrictions become more burdensome or disruptions occur at our suppliers or at the ports.

Trade restrictions, including increased tariffs, safeguards or quotas, on apparel and accessories could increase the cost or reduce the supply of merchandise available to us. We source our merchandise through buying agents and, increasingly, by purchasing directly from manufacturers, predominately in Asia. As we expand our direct sourcing capabilities, we intend to reduce our reliance on buying agents, but our investments in direct sourcing may not be successful and may, in turn, have an adverse impact on our financial position and results of operations.

There are quotas and trade restrictions on certain categories of goods and apparel from China and countries that are not subject to the World Trade Organization Agreement, which could have a significant impact on our sourcing patterns in the future. In addition, political uncertainty in the United States may result in significant changes to United States trade policies, treaties and tariffs, including trade policies and tariffs regarding China, including the potential disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity, restrict our sourcing from suppliers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in Asia and elsewhere around the world. We cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items could increase the cost, delay shipping or reduce the supply of apparel available to us or may require us to modify our current business practices, any of which could hurt our profitability.

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

While our internal and vendor operating guidelines, as outlined in our Code of Vendor Conduct, promote ethical business practices and we, along with third parties that we retain for this purpose, monitor compliance with those guidelines, we do not control our independent manufacturers. Accordingly, we cannot guarantee their compliance with our guidelines or applicable laws and regulations. Our Code of Vendor Conduct is designed to ensure that each of our suppliers’ operations is conducted in a legal, ethical, and responsible manner. Our Code of Vendor Conduct requires that each of our suppliers operates in compliance with applicable wage benefit, working hours and other local laws, and forbids the use of practices such as child labor or forced labor.

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

We are subject to numerous laws and regulations, including customs, truth-in-advertising, consumer protection, general data privacy, health information privacy, identity theft, online privacy, product safety, unsolicited commercial communication and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. If these regulations were to change or were violated by our management, associates, suppliers or buying agents, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. Failure to protect personally identifiable information of our customers or associates could subject us to considerable reputational harm as well as significant fines, penalties and sanctions. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability.

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

Certain factors, including consumer spending levels, industry and macroeconomic conditions, and the future profitability of our businesses, might have a negative impact on the carrying value of our goodwill, intangible assets and fixed assets. We could experience material impairment losses in the future. For example, during fiscal 2017, we recorded non-cash impairment charges of $141.2 million related to the intangible asset for our J.Crew trade name and certain long-lived assets. Although an impairment charge would be a non-cash expense, any impairment charges could materially increase our expenses and reduce our profitability. The process of testing goodwill and intangible assets for impairment involves numerous judgments, assumptions and estimates made by management including expected future profitability, cash flows and the fair values of assets and liabilities, which inherently reflect a high degree of uncertainty and may be affected by significant variability. If the business climate deteriorates, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill and intangible assets may become impaired in future periods. This would, in turn, have an adverse impact on our financial position and results of operations.

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

In December 2017, President Donald Trump signed into law legislation that significantly revises the Internal Revenue Code of 1986, as amended. Such changes include a reduction in the corporate tax rate from 35% to 21% and limitations on certain corporate deductions and credits, including significant limitations on the deductibility of interest, among other changes. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this federal tax law has had and is expected to continue to have a negative impact on our results of operations, which may be material.

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

We are highly leveraged. The total indebtedness of J.Crew and its subsidiaries at February 2, 2019 was $1,720 million, consisting of borrowings under our term loan credit facility, as amended and restated on March 5, 2014 and as further amended on July 13, 2017 (the “Term Loan Facility”) and borrowings under the Notes (as defined below). We can also borrow up to $375 million under our senior secured asset-based revolving line of credit, dated as of March 7, 2011 (as amended through and including September 19, 2018, the “ABL Facility”, and together with our Term Loan Facility, the “Senior Credit Facilities”), subject to a borrowing base limitation. As of February 2, 2019, our Senior Credit Facilities also allowed uncommitted incremental facilities in an aggregate amount of $145 million consisting of $70 million available as incremental term loan facilities and $75 million available as increased commitments under our ABL Facility.

We also have, and will continue to have, significant lease obligations. As of February 2, 2019, our minimum annual rental obligations under long-term operating leases for fiscal 2019 and fiscal 2020 are $146 million and $132 million, respectively.

Our high degree of leverage and significant lease obligations could have important consequences for our creditors. For example, they could:

•

limit our ability to obtain additional financing for working capital (including vendor payment terms), capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	restrict us from making strategic investments or cause us to make non-strategic divestitures;
•	limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who are not as highly leveraged;
•	increase our vulnerability to general economic and industry conditions; or
•

require a substantial portion of our cash flow to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future strategic initiatives.

We expect to pay interest of approximately $125 million in fiscal 2019.

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

In addition, under the Term Loan Facility, beginning with the fiscal quarter ending on or about November 2, 2019, we are subject to a maximum total leverage ratio at the end of each fiscal quarter and under the ABL Facility, in certain circumstances we may be required to maintain certain levels of excess availability or meet a specified fixed charge coverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants in any Senior Credit Facility could result in a default under such Senior Credit Facility and, in some cases, the other Senior Credit Facility. Upon the occurrence of an event of default under any Senior Credit Facility, the lenders could elect to declare all amounts outstanding under such Senior Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the applicable Senior Credit Facilities could proceed against the collateral granted to them to secure such indebtedness. Intermediate Holdings B, J.Crew and certain of J.Crew’s subsidiaries have pledged substantially all of their assets, including, in the case of Intermediate Holdings B, a pledge of the capital stock of J.Crew, as collateral under the Senior Credit Facilities. If the lenders under any Senior Credit Facility accelerate the repayment of borrowings, we may not have sufficient assets to repay that Senior Credit Facility, as well as our other secured and unsecured indebtedness.

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

Borrowings pursuant to our Term Loan Facility bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 1.00%, plus the applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will in turn, increase or decrease our net income and cash flow. We hedge a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps. While limiting exposure to interest rate increases, these instruments may not fully mitigate our risk or may not be effective. For more information on our interest rate swaps, see note 10 in the consolidated financial statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our J.Crew brand is headquartered in New York City, where our corporate office is leased under a lease agreement expiring in 2034, with an option to renew thereafter. Our Madewell brand is headquartered in Long Island City, New York, where our corporate office is leased under a lease agreement expiring in 2027, with an option to renew thereafter. We own two facilities: (i) a 425,000 square foot customer call center, order fulfillment and distribution center in Lynchburg, Virginia and (ii) a 282,000 square foot distribution center in Asheville, North Carolina. We also lease small corporate office spaces in the United States and internationally.

As of February 2, 2019, we operated 203 J.Crew retail stores, 174 J.Crew factory stores (including 42 J.Crew Mercantile stores), and 129 Madewell stores in 44 states, the District of Columbia, Canada, the United Kingdom and Hong Kong. All of our stores are leased from third parties with terms, in most cases, of 5 to 10 years. A portion of our leases have options to renew for a period of 5 years. Generally, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise. We consider these properties to be in good condition and believe that our facilities are adequate for operations and provide sufficient capacity to meet our anticipated future requirements.

A summary of the number of J.Crew and Madewell stores in the United States, Canada, the United Kingdom and Hong Kong as of February 2, 2019 is as follows:

	J.Crew
	Retail(a)	Factory(b)	Total	Madewell(a)	Total
Alabama	—	2	2	1	3
Arizona	2	2	4	2	6
Arkansas	1	1	2	1	3
California	22	12	34	22	56
Colorado	3	5	8	3	11
Connecticut	7	3	10	3	13
Delaware	—	1	1	—	1
Florida	11	13	24	4	28
Georgia	4	6	10	4	14
Hawaii	1	—	1	—	1
Idaho	—	1	1	1	2
Illinois	9	3	12	3	15
Indiana	2	3	5	1	6
Iowa	1	—	1	—	1
Kansas	1	2	3	1	4
Kentucky	2	2	4	2	6
Louisiana	2	2	4	1	5
Maine	—	3	3	—	3
Maryland	4	6	10	3	13
Massachusetts	11	5	16	7	23
Michigan	3	4	7	3	10
Minnesota	3	2	5	2	7
Mississippi	1	2	3	—	3
Missouri	3	3	6	2	8
Nebraska	—	1	1	—	1
Nevada	—	1	1	1	2
New Hampshire	1	3	4	—	4
New Jersey	10	8	18	5	23
New Mexico	1	—	1	—	1
New York	22	9	31	11	42
North Carolina	4	9	13	4	17
Ohio	6	5	11	4	15
Oklahoma	2	1	3	2	5
Oregon	2	3	5	2	7
Pennsylvania	7	11	18	4	22
Rhode Island	3	—	3	1	4
South Carolina	2	6	8	1	9
Tennessee	4	3	7	3	10
Texas	14	13	27	11	38
Utah	2	2	4	2	6
Vermont	—	1	1	—	1
Virginia	7	6	13	5	18
Washington	3	1	4	3	7
Wisconsin	1	2	3	2	5
District of Columbia	4	—	4	2	6
Canada	7	6	13	—	13
United Kingdom	6	—	6	—	6
Hong Kong	2	—	2	—	2
Total	203	174	377	129	506

(a)	Excludes concession stores. As of February 2, 2019, we had six J.Crew and 11 Madewell concession stores located in the United Kingdom and France.
(b)	Includes 42 J.Crew Mercantile stores.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. As of February 2, 2019, we have recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to our results of operations. In addition, there are certain other claims and legal proceedings pending against us for which accruals have not been established.

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

On November 21, 2018, the remaining plaintiffs filed a limited appeal of the judge’s April 25, 2018 Memorandum Decision and Order with the First Department of the New York Appellate Division in an attempt to resuscitate their fraudulent conveyance claim. We filed an opposition brief on February 14, 2019 arguing that the trial court properly dismissed the fraudulent conveyance claim. On March 8, 2019, the remaining plaintiffs filed a reply brief in support of their appeal. Oral argument on the appeal is expected to occur on April 2, 2019.

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

Record Holders

As of March 15, 2019, Intermediate Holdings B (our direct owner and an indirect, wholly owned subsidiary of our Parent) was the only holder of record of our Common Stock.

Dividends

The Company did not pay dividends in fiscal 2017 and fiscal 2018. The Company’s ABL Facility and Term Loan Facility impose certain restrictions on the Company’s ability to pay cash dividends.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The selected historical consolidated financial data for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017 and as of February 2, 2019 and February 3, 2018 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data for the fiscal years ended January 30, 2016 and January 31, 2015, and as of January 28, 2017, January 30, 2016 and January 31, 2015 have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included herein.

	Year Ended
(in thousands, unless otherwise indicated)	February 2, 2019	February 3, 2018(a)(c)	January 28, 2017(c)	January 30, 2016(d)	January 31, 2015(d)
Income Statement Data:		(As adjusted)	(As adjusted)
Total revenues	$2,483,994	$2,373,695	$2,431,595	$2,505,827	$2,579,695
Cost of goods sold, including buying and occupancy costs	1,648,330	1,476,064	1,550,305	1,610,256	1,608,777
Gross profit	835,664	897,631	881,290	895,571	970,918
Selling, general and administrative expenses	824,031	872,681	824,290	834,137	845,953
Impairment losses	10,765	141,187	7,752	1,381,642	709,985
Income (loss) from operations	868	(116,237)	49,248	(1,320,208)	(585,020)
Interest expense, net	137,497	110,513	79,359	69,801	74,352
Loss on refinancings	—	—	435	—	58,960
Benefit for income taxes	(16,550)	(103,551)	(6,815)	(147,333)	(60,559)
Net loss	$(120,079)	$(123,199)	$(23,731)	$(1,242,676)	$(657,773)
Operating Data:
Revenues:
J.Crew	$1,779,547	$1,848,034	$2,018,542	$2,146,710	$2,295,109
Madewell	529,148	419,776	341,468	300,982	245,340
Other	175,299	105,885	71,585	58,135	39,246
Total revenues	$2,483,994	$2,373,695	$2,431,595	$2,505,827	$2,579,695
Increase (decrease) in comparable company sales(b)	6.0%	(6.1)%	(6.1)%	(8.2)%	(0.7)%
Stores open at end of period:
J.Crew	377	411	460	446	419
Madewell	129	121	113	103	85
Total stores open at end of period	506	532	573	549	504
Capital expenditures:
J.Crew new stores and store improvements	$5,802	$7,842	$28,518	$44,622	$54,135
Madewell new stores and store improvements	10,096	7,828	10,860	15,213	16,502
Other	36,838	24,008	40,762	43,822	57,237
Total capital expenditures	$52,736	$39,678	$80,140	$103,657	$127,874
Depreciation of property and equipment	$88,028	$101,288	$109,503	$103,966	$93,458
Amortization of intangible assets	$7,236	$9,086	$10,540	$15,559	$15,944

(a)	Consists of 53 weeks.
(b)	Calculated on a 52-week basis.
(c)	Prior period amounts have been restated to reflect the adoption of new revenue recognition guidance. See note 2 to our consolidated financial statements for further detail.
(d)	Fiscal 2015 and fiscal 2014 amounts have not been restated to reflect the adoption of new revenue recognition guidance.

	As of
	February 2, 2019	February 3, 2018(a)	January 28, 2017(a)	January 30, 2016(b)(d)	January 31, 2015(b)(c)(d)
Balance Sheet Data:		(As adjusted)	(As adjusted)
Cash and cash equivalents	$25,738	$107,066	$132,226	$87,812	$111,097
Working capital(e)	$(106,197)	$8,045	$97,373	$91,685	$115,348
Total assets(e)	$1,221,651	$1,205,942	$1,441,871	$1,510,172	$2,913,490
Total debt, net	$1,705,352	$1,713,482	$1,510,160	$1,517,587	$1,528,930
Stockholders' equity (deficit)	$(1,272,243)	$(1,152,958)	$(791,395)	$(768,987)	$516,024

(a)	Prior period amounts have been restated to reflect the adoption of new revenue recognition guidance. See note 2 to our consolidated financial statements for further detail.
(b)

In fiscal 2016, we adopted an accounting standard that requires certain deferred financing costs related to a recognized debt liability to be presented in the balance sheet as a reduction of the carrying amount of that debt liability. Certain prior year amounts have been reclassified to conform to the current year’s presentation; specifically, long-term assets were reduced by $16,301 and $19,509, respectively, which resulted in corresponding reductions to long-term liabilities on our consolidated balance sheets as of the dates indicated.

(c)

In fiscal 2015, we adopted an accounting standard that requires deferred taxes to be presented as noncurrent on the balance sheet. Certain prior year amounts have been reclassified to conform to the current year’s presentation; specifically, current assets were reduced by $19,280, which resulted in corresponding reductions to long-term liabilities on our consolidated balance sheets as of the dates indicated.

(d)	Fiscal 2015 and fiscal 2014 amounts have not been restated to reflect the adoption of new revenue recognition guidance.
(e)	Includes restricted cash of $13.7 million at February 2, 2019.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes our consolidated operating results, financial condition and liquidity during each of the years in a three-year period ended February 2, 2019. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2018 and 2016 ended on February 2, 2019 and January 28, 2017, respectively, and consisted of 52 weeks each. Fiscal year 2017 ended on February 3, 2018 and consisted of 53 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Executive Overview

J.Crew is an internationally recognized multi-brand apparel and accessories retailer that differentiates itself through high standards of quality, style, design and fabrics. We are a vertically-integrated, omni-channel specialty retailer that operates stores and websites both domestically and internationally. We generate approximately half of our net sales through our e-commerce business. We design our products, including those under the J.Crew® and Madewell® brands, to offer complete assortments of women’s, men’s and children’s apparel and accessories.

A summary of our revenues by brand is as follows:

(in millions, except percentages)	Fiscal 2018		Fiscal 2017(a)(b)		Fiscal 2016(b)
	Amount	Percent of Total	Amount (As adjusted)	Percent of Total	Amount (As adjusted)	Percent of Total
J.Crew	$1,779.5	71.6%	$1,848.0	77.8%	$2,018.5	83.0%
Madewell	529.2	21.3	419.8	17.7	341.5	14.0
Other(c)	175.3	7.1	105.9	4.5	71.6	3.0
Total revenues	$2,484.0	100.0%	$2,373.7	100.0%	$2,431.6	100.0%

(a)	Consists of 53 weeks.
(b)	Prior period amounts have been restated to reflect the adoption of new revenue recognition guidance. See note 2 to our consolidated financial statements for further detail.
(c)	Consists primarily of revenues from wholesale customers and shipping and handling fees.

As of February 2, 2019, we operated 203 J.Crew retail stores, 174 J.Crew factory stores (including 42 J.Crew Mercantile stores) and 129 Madewell stores throughout the United States, Canada, the United Kingdom and Hong Kong; compared to 235 J.Crew retail stores, 176 J.Crew factory stores (including 42 J.Crew Mercantile stores) and 121 Madewell stores as of February 3, 2018.

A summary of highlights for fiscal 2018 is as follows:

•	Revenues increased 4.6% to $2,484.0 million, with comparable company sales up 6.0%.
•	J.Crew revenues decreased 3.7% to $1,779.5 million, with J.Crew comparable sales up 1.5%.
•	Madewell revenues increased 26.1% to $529.2 million, with Madewell comparable sales up 25.0%.
•	Gross margin decreased to 33.6% from 37.8% last year. We recorded a charge of $39.3 million for expected losses on the disposition of excess inventories.
•	We opened eight Madewell stores and one J.Crew retail store. We closed 33 J.Crew retail stores and two J.Crew factory stores.

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

Net Sales

Net sales reflect our revenues from the sale of our merchandise less returns and discounts. We aggregate our merchandise into four sales categories: (i) women’s apparel, (ii) men’s apparel, (iii) children’s apparel, and (iv) accessories, which include shoes, socks, jewelry, handbags, belts and hair accessories. The approximate percentage of our sales by these four categories is as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Apparel
Women's	57%	55%	54%
Men's	21	23	24
Children's	7	7	7
Accessories	15	15	15
	100%	100%	100%

Comparable Company Sales

Comparable company sales reflect: (i) net sales at stores that have been open for at least 12 months, (ii) e-commerce net sales, and (iii) shipping and handling fees, which are recorded as other revenues on our statements of operations. Comparable company sales exclude net sales from: (i) new stores that have not been open for 12 months, (ii) the 53rd week, if applicable, (iii) stores that experience a square footage change of at least 15 percent, (iv) stores that have been temporarily closed for at least 30 consecutive days, (v) permanently closed stores, (vi) temporary “pop up” stores and (vii) revenue from wholesale customers. Due to the 53rd week in fiscal 2017, when calculating comparable company sales for fiscal 2018, we have realigned the weeks of last year to be consistent with the current year retail calendar.

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

Our business is seasonal and as a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually higher in our fourth fiscal quarter, particularly in December when customers make holiday purchases. In fiscal 2018, we realized approximately 30% of our revenues in the fourth fiscal quarter.

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

At the end of fiscal 2018, we owned substantial excess merchandise inventories. As a result, we recorded a charge of $39.3 million for expected losses on the disposition of those inventories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily administrative payroll, store expenses other than occupancy costs, depreciation and amortization, certain warehousing expenses and credit card fees. These expenses do not necessarily vary proportionally with net sales.

Results of Operations

The following table presents our operating results as a percentage of revenues as well as selected store data:

	Fiscal 2018	Fiscal 2017(a)	Fiscal 2016(a)
		(As adjusted)	(As adjusted)
Revenues	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs(b)	66.4	62.2	63.8
Gross profit(b)	33.6	37.8	36.2
Selling, general and administrative expenses(b)	33.2	36.8	33.9
Impairment losses	0.4	5.9	0.3
Income (loss) from operations	—	(4.9)	2.0
Interest expense, net	5.5	4.7	3.3
Loss before income taxes	(5.5)	(9.6)	(1.3)
Benefit for income taxes	(0.7)	(4.4)	(0.3)
Net loss	(4.8)%	(5.2)%	(1.0)%

Selected company data:	Fiscal 2018	Fiscal 2017(a)	Fiscal 2016(a)
J.Crew:		(As adjusted)	(As adjusted)
Number of stores open at end of period	377	411	460
Increase (decrease) in J.Crew comparable sales(c)	1.5%	(9.6)%	(7.8)%
Madewell:
Number of stores open at end of period	129	121	113
Increase in Madewell comparable sales(c)	25.0%	14.4%	6.5%

(a)	Prior period amounts have been restated to reflect the adoption of new revenue recognition guidance. See note 2 to our consolidated financial statements for further detail.
(b)

We exclude a portion of our distribution network costs from cost of goods sold and include them in selling, general and administrative expenses. Our gross profit therefore may not be directly comparable to that of some of our competitors.

(c)	Calculated on a 52-week basis.

Results of Operations—Fiscal 2018 compared to Fiscal 2017

	Fiscal 2018		Fiscal 2017(a)(b)		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount (As adjusted)	Percent of Revenues	Dollars	Percentage
Revenues	$2,484.0	100.0%	$2,373.7	100.0%	$110.3	4.6%
Gross profit	835.7	33.6	897.6	37.8	(61.9)	(6.9)
Selling, general and administrative expenses	824.0	33.2	872.7	36.8	(48.7)	(5.6)
Impairment losses	10.8	0.4	141.2	5.9	(130.4)	(92.4)
Income (loss) from operations	0.9	—	(116.2)	(4.9)	117.1	NM
Interest expense, net	137.5	5.5	110.5	4.7	27.0	24.4
Benefit for income taxes	(16.6)	(0.7)	(103.6)	(4.4)	87.0	84.0
Net loss	$(120.1)	(4.8)%	$(123.2)	(5.2)%	$3.1	2.5%

(a)	Consists of 53 weeks.
(b)	Prior period amounts have been restated to reflect the adoption of new revenue recognition guidance. See note 2 to our consolidated financial statements for further detail.

Revenues

Total revenues increased $110.3 million, or 4.6%, to $2,484.0 million from $2,373.7 million last year, driven primarily by an increase in sales of women’s apparel, specifically pants, sweaters and knits. Revenues generated in the 53rd week last year were $28.6 million. Comparable company sales increased 6.0% following a decrease of 6.1% last year.

J.Crew sales decreased $68.5 million, or 3.7%, to $1,779.5 million from $1,848.0 million last year. J.Crew comparable sales increased 1.5% following a decrease of 9.6% last year.

Madewell sales increased $109.4 million, or 26.1%, to $529.2 million from $419.8 million last year. Madewell comparable sales increased 25.0% following an increase of 14.4% last year.

Other revenues increased $69.4 million, or 65.6%, to $175.3 million from $105.9 million last year, primarily as a result of revenue from wholesale customers.

Gross Profit

Gross profit decreased $61.9 million to $835.7 million in fiscal 2018 from $897.6 million last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
(As adjusted)(a)
Increase in revenues	$57.0
Decrease in merchandise margin	(121.1)
Decrease in buying and occupancy costs	2.2
Decrease in gross profit	$(61.9)

(a)	Prior period amounts have been restated to reflect the adoption of new revenue recognition guidance. See note 2 to our consolidated financial statements for further detail.

Gross margin decreased to 33.6% in fiscal 2018 from 37.8% last year. The decrease in gross margin was driven by: (i) a 490 basis point deterioration in merchandise margin primarily due to higher shipping and handling driven by e-commerce growth, a higher level of promotional activity and increased penetration of our wholesale business, offset by (ii) a 70 basis point decrease in buying and occupancy costs as a percentage of revenues.

At the end of fiscal 2018, we owned substantial excess merchandise inventories. As a result, we recorded a charge of $39.3 million for expected losses on the disposition of those inventories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $48.7 million, or 5.6%, to $824.0 million in fiscal 2018 from $872.7 million last year. This decrease primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
(As adjusted)(a)
Decrease in transformation costs	$(43.6)
Corporate occupancy action	(24.6)
Decrease in transaction costs	(17.8)
Decrease in depreciation	(13.3)
Increase in operating and corporate expenses	15.1
Increase in marketing costs	35.5
Total decrease in selling, general and administrative expenses	$(48.7)

(a)	Prior period amounts have been restated to reflect the adoption of new revenue recognition guidance. See note 2 to our consolidated financial statements for further detail.

As a percentage of revenues, selling, general and administrative expenses decreased to 33.2% in fiscal 2018 from 36.8% last year.

Impairment Losses

Impairment losses were $10.8 million in fiscal 2018 compared to $141.2 million last year. The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	Fiscal 2018	Fiscal 2017
Intangible asset related to the J.Crew trade name	$—	$129.8
Long-lived assets	10.8	11.4
Impairment losses	$10.8	$141.2

Interest Expense, Net

Interest expense, net of interest income, increased $27.0 million to $137.5 million in fiscal 2018 from $110.5 million last year. A summary of interest expense is as follows:

(Dollars in millions)	Fiscal 2018	Fiscal 2017
Term Loan Facility	$78.2	$66.1
Notes(a)	45.1	24.7
Amortization of deferred financing costs and debt discount	7.2	6.1
ABL Facility	3.3	0.3
Realized hedging losses	2.4	10.7
Other, net of interest income	1.3	2.6
Interest expense, net	$137.5	$110.5

(a)	We completed a debt exchange and refinancing in the second quarter of fiscal 2017. See “—Liquidity and Capital Resources” for more information.

Benefit for Income Taxes

The effective tax rate for fiscal 2018 was 12%. Items driving differences between the U.S. federal statutory rates of 21% and the effective rate include (i) increase in the valuation allowance recorded against deferred taxes, (ii) state and local income taxes and (iii) lower rates in certain foreign jurisdictions.

The effective tax rate for fiscal 2017 was 46%. Items driving differences between the blended U.S. federal statutory rates of 33.7% and the effective rate include (i) the change in tax rates from Tax Reform, (ii) state and local income taxes, (iii) lower rates in certain foreign jurisdictions and (iv) changes in our valuation allowances, including the reversal of the valuation allowance recorded against deferred taxes at the federal level, offset by increases in the valuation allowance recorded against deferred taxes in certain foreign jurisdictions.

Net Loss

Net loss decreased $3.1 million to $120.1 million in fiscal 2018 from $123.2 million last year. This decrease was due to: (i) a decrease in impairment losses of $130.4 million and (ii) a decrease in selling, general and administrative expenses of $48.7 million, offset by (iii) a decrease in the benefit for income taxes of $87.0 million, (iv) a decrease in gross profit of $61.9 million and (v) an increase in interest expense of $27.0 million.

Results of Operations—Fiscal 2017 compared to Fiscal 2016

	Fiscal 2017(a)(b)		Fiscal 2016(b)		Variance Increase/(Decrease)
(Dollars in millions)	Amount (As adjusted)	Percent of Revenues	Amount (As adjusted)	Percent of Revenues	Dollars	Percentage
Revenues	$2,373.7	100.0%	$2,431.6	100.0%	$(57.9)	(2.4)%
Gross profit	897.6	37.8	881.3	36.2	16.3	1.9
Selling, general and administrative expenses	872.7	36.8	824.3	33.9	48.4	5.9
Impairment losses	141.2	5.9	7.8	0.3	133.4	NM
Income (loss) from operations	(116.2)	(4.9)	49.2	2.0	(165.4)	NM
Interest expense, net	110.5	4.7	79.4	3.3	31.1	39.3
Loss on refinancing	—	—	0.4	—	(0.4)	(100.0)
Benefit for income taxes	(103.6)	(4.4)	(6.8)	(0.3)	(96.8)	NM
Net loss	$(123.2)	(5.2)%	$(23.7)	(1.0)%	$(99.5)	NM %

(a)	Consists of 53 weeks.
(b)	Prior period amounts have been restated to reflect the adoption of new revenue recognition guidance. See note 2 to our consolidated financial statements for further detail.

Revenues

Total revenues decreased $57.9 million, or 2.4%, to $2,373.7 million in fiscal 2017 from $2,431.6 million in fiscal 2016, driven primarily by a decrease in sales of men’s apparel, specifically shirts, suiting and pants. Revenues generated in the 53rd week of fiscal 2017 were $28.6 million. Comparable company sales decreased 6.1% in fiscal 2017 following a decrease of 6.1% in fiscal 2016.

J.Crew sales decreased $170.5 million, or 8.4%, to $1,848.0 million in fiscal 2017 from $2,018.5 million in fiscal 2016. J.Crew comparable sales decreased 9.6% in fiscal 2017 following a decrease of 7.8% in fiscal 2016.

Madewell sales increased $78.3 million, or 22.9%, to $419.8 million in fiscal 2017 from $341.5 million in fiscal 2016. Madewell comparable sales increased 14.4% in fiscal 2017 following an increase of 6.5% in fiscal 2016.

Other revenues increased $34.3 million, or 47.9%, to $105.9 million in fiscal 2017 from $71.6 million in fiscal 2016, primarily a result of revenue from wholesale customers.

Gross Profit

Gross profit increased $16.3 million to $897.6 million in fiscal 2017 from $881.3 million in fiscal 2016. This increase resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
(As adjusted)(a)
Decrease in revenues	$(29.0)
Increase in merchandise margin	36.9
Decrease in buying and occupancy costs	8.4
Increase in gross profit	$16.3

(a)	Prior period amounts have been restated to reflect the adoption of new revenue recognition guidance. See note 2 to our consolidated financial statements for further detail.

Gross margin increased to 37.8% in fiscal 2017 from 36.2% in fiscal 2016. The increase in gross margin was driven by a 160 basis point expansion in merchandise margin due to favorable product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $48.4 million, or 5.9%, to $872.7 million in fiscal 2017 from $824.3 million in fiscal 2016. This increase primarily resulted from the following:

(Dollars in millions)	Increase/ (decrease)
(As adjusted)(a)
Transformation costs	$50.7
Transaction costs	18.5
Charges related to workforce reductions	11.9
Corporate occupancy actions last year	10.6
Decrease in marketing costs	(4.6)
Decrease in operating and corporate expenses	(7.3)
Decrease in depreciation	(8.2)
Decrease in consulting fees	(9.9)
Decrease in payroll and related expenses	(13.3)
Total increase in selling, general and administrative expenses	$48.4

(a)	Prior period amounts have been restated to reflect the adoption of new revenue recognition guidance. See note 2 to our consolidated financial statements for further detail.

As a percentage of revenues, selling, general and administrative expenses increased to 36.8% in fiscal 2017 from 33.9% in fiscal 2016.

Impairment Losses

Impairment losses were $141.2 million in fiscal 2017 compared to $7.8 million fiscal 2016. The impairment losses were the result of the write-down of the following assets:

(Dollars in millions)	Fiscal 2017	Fiscal 2016
Intangible asset related to the J.Crew trade name	$129.8	$—
Long-lived assets	11.4	7.8
Impairment losses	$141.2	$7.8

Interest Expense, Net

Interest expense, net of interest income, increased $31.1 million to $110.5 million in fiscal 2017 from $79.4 million in fiscal 2016. A summary of interest expense is as follows:

(Dollars in millions)	Fiscal 2017	Fiscal 2016
Term Loan Facility	$66.1	$62.0
Notes(a)	24.7	—
Realized hedging losses	10.7	10.5
Amortization of deferred financing costs and debt discount	6.1	5.0
Other, net of interest income	2.9	1.9
Interest expense, net	$110.5	$79.4

(a)	We completed a debt exchange and refinancing in the second quarter of fiscal 2017. See “—Liquidity and Capital Resources” for more information.

Benefit for Income Taxes

In December 2017, significant changes were made to the federal tax law in the United States. Among its many provisions, the Tax Reform reduced the corporate federal tax rate from 35% to 21%. As a result of the new rate, we remeasured our deferred tax assets and liabilities at the rate we expect to be in effect when the deferred taxes will reverse.

The benefit for income taxes for fiscal 2017 was $103.6 million, which included (i) a deferred tax benefit of $50.6 million related to the intangible asset for the J.Crew trade name, which was written down by $129.8 million in fiscal 2017 and (ii) the remeasurement of deferred taxes of $18.5 million pursuant to Tax Reform.

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

Although Tax Reform significantly reduced the federal tax rate, it substantially reduced our ability to deduct interest expense beginning in fiscal 2018. The inability to use our interest deductions either in a current year, or carried forward to future years, has increased our projections of future taxable income.

The effective tax rate for fiscal 2016 was 22%. Items driving differences between the U.S. federal statutory rate of 35% and the effective rate include (i) the recognition of certain valuation allowances, (ii) lower rates in certain foreign jurisdictions, (iii) reserves for uncertain tax positions and (iv) state and local income taxes.

Net Loss

Net loss increased $99.5 million to $123.2 million in fiscal 2017 from $23.7 million in fiscal 2016. This increase was due to: (i) higher impairment losses of $133.4 million, (ii) an increase in selling, general and administrative expenses of $48.4 million and (iii) an increase in interest expense of $31.1 million, offset by (iv) an increase in the benefit for income taxes of $96.8 million, (v) an increase in gross profit of $16.3 million and (vi) a decrease in loss on refinancing of $0.4 million.

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents and borrowings available under the ABL Facility. Our primary cash needs are (i) meeting debt service requirements, (ii) capital expenditures in connection with making information technology enhancements, opening new stores and improving our existing stores and making investments in our distribution network and (iii) funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. See “—Outlook” below.

Operating Activities

	For the Year Ended
(Dollars in millions)	February 2, 2019	February 3, 2018(a)	January 28, 2017(a)
		(As adjusted)	(As adjusted)
Net loss	$(120.1)	$(123.2)	$(23.7)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	88.0	101.3	109.5
Impairment losses	10.8	141.2	7.8
Amortization of intangible assets	7.2	9.1	10.5
Amortization of deferred financing costs and debt discount	7.2	6.1	5.0
Reclassification of hedging losses to earnings	2.4	10.7	10.5
Share-based compensation	0.2	2.3	1.0
Loss on sale of property	—	0.5	—
Loss on refinancings	—	—	0.4
Foreign currency transaction gains	(0.4)	(1.4)	(1.5)
Deferred income taxes	(15.2)	(121.9)	(5.1)
Changes in merchandise inventories, net	(98.5)	22.6	57.8
Changes in accounts payable and other liabilities	83.3	41.2	(46.0)
Changes in operating assets and liabilities	(34.2)	(25.6)	11.6
Net cash provided by (used in) operating activities	$(69.3)	$62.9	$137.8

(a)	Prior period amounts have been restated to reflect the adoption of new revenue recognition guidance. See note 2 to our consolidated financial statements for further detail.

Cash used in operating activities of $69.3 million in fiscal 2018 resulted from: (i) a net loss of $120.1 million and (ii) changes in operating assets and liabilities of $49.4 million, primarily due to an increase in merchandise inventories as a result of an anticipated increase in revenues, partially offset by (iii) non-cash adjustments of $100.2 million. During the fourth quarter of fiscal 2018, we recorded a charge of $39.3 million for expected losses on the disposition of excess merchandise inventories.

Cash provided by operating activities of $62.9 million in fiscal 2017 resulted from: (i) non-cash adjustments of $147.9 million and (ii) changes in operating assets and liabilities of $38.2 million due to working capital fluctuations, partially offset by (iii) net loss of $123.2 million.

Cash provided by operating activities of $137.8 million in fiscal 2016 resulted from: (i) non-cash adjustments of $138.1 million and (ii) changes in operating assets and liabilities of $23.4 million due to working capital fluctuations, partially offset by (iii) net loss of $23.7 million.

Investing Activities

	For the Year Ended
(Dollars in millions)	February 2, 2019	February 3, 2018	January 28, 2017
Capital expenditures:
Information technology	$(23.2)	$(21.4)	$(29.7)
New stores and store improvements	(15.9)	(15.7)	(39.4)
Corporate headquarters relocation	(8.8)	—	—
Other(a)	(4.8)	(2.5)	(11.0)
Proceeds from sale of property	—	2.5	—
Net cash used in investing activities	$(52.7)	$(37.1)	$(80.1)

(a)	Includes capital expenditures for warehouse improvements and general corporate purposes.

Capital expenditures are planned at approximately $65 to $75 million for fiscal 2019, including approximately $30 million for our corporate headquarters relocation, approximately $20 million for information technology enhancements, $20 million for new stores and store improvements, and the remainder for warehouse improvements and general corporate purposes.

Financing Activities

	For the Year Ended
(Dollars in millions)	February 2, 2019	February 3, 2018	January 28, 2017
Net borrowings under the ABL Facility	$70.8	$—	$—
Quarterly principal repayments of Term Loan Facility	(15.6)	(19.6)	(11.8)
Cost paid in connection with refinancings of debt	(0.1)	(5.7)	(1.1)
Proceeds from Notes, net of discount	—	123.5	—
Repayments pursuant to the Term Loan amendment	—	(150.5)	—
Net cash provided by (used in) financing activities	$55.1	$(52.3)	$(12.9)
Cash provided by financing activities was $55.1 million in fiscal 2018 resulting primarily from: (i) net borrowings under the ABL Facility, offset by (ii) quarterly principal repayments of the Term Loan Facility.

Cash used in financing activities was $52.3 million in fiscal 2017 resulting from: (i) repayments pursuant to the Term Loan amendment, offset by (ii) the proceeds from the issuance of the Notes (as defined below).

Cash used in financing activities was $12.9 million in fiscal 2016 resulting from: (i) principal repayments of the Term Loan Facility and (ii) costs paid in connection with the refinancing of debt.

Debt Exchange and Refinancing

In the second quarter of fiscal 2017, the Parent and certain of its subsidiaries completed the following interrelated liability management transactions:

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

o

189,688 shares of Parent’s 7% non-convertible perpetual series A preferred stock, no par value per share, with an aggregate initial liquidation preference of $189,688,000 (which aggregate liquidation preference was $194,167,061 as of February 2, 2019); and

o	15% of Parent’s common equity, or 17,362,719 shares of Parent’s class A common stock, $0.00001 par value per share;
•	certain amendments to the indenture governing the PIK Notes;
•	an amendment to our Amended and Restated Credit Agreement, dated as of March 5, 2014 (the “Term Loan Facility”) to, among other things, facilitate the following related transactions:
o	the repayment of $150.5 million principal amount of term loans then outstanding under the Term Loan Facility;
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

Financing Arrangements

ABL Facility

We have an ABL Facility, which is governed by a credit agreement with Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto, that, following the Sixth Amendment described below, provides for a $375 million senior secured asset-based revolving line of credit (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. We cannot borrow in excess of $375 million under the ABL Facility without the consent of holders of at least a majority of the loans outstanding under our Term Loan Facility. The borrowing base under the ABL Facility equals the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to $200 million, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the maturity date of November 17, 2021.

On September 19, 2018, we entered into a Sixth Amendment to Credit Agreement (Incremental Amendment) (the “Sixth Amendment”), which amended the ABL Facility to increase the revolving credit commitment from $350 million to $375 million, with the additional $25 million provided by MUFG Union Bank, N.A., which joined the ABL Facility as an additional lender.

On February 2, 2019, standby letters of credit were $64.7 million, outstanding borrowings were $70.8 million, and excess availability, as defined, was $233.7 million. The weighted average interest rate on the borrowings outstanding under the ABL Facility was 5.05% on February 2, 2019. Average short-term borrowings under the ABL Facility were $70.3 million and $9.1 million in fiscal 2018 and fiscal 2017, respectively.

See note 9 to the consolidated financial statements for a further description of the terms of the ABL Facility.

As of the date of this report, there were outstanding borrowings of approximately $214 million under the ABL Facility, with excess availability of approximately $97 million.

Demand Letter of Credit Facility

We have an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On February 2, 2019, outstanding documentary letters of credit were $6.4 million and availability under this facility was $13.6 million.

Term Loan Facility

2017Amendment.  On July 13, 2017, concurrently with the settlement of the Exchange Offer, we amended our Term Loan Facility to, among other things, (i) increase the interest rate applicable to the loans held by consenting lenders, which represented 88% of lenders, (the “Consenting Lenders”; and the loans held by the Consenting Lenders, the “Amended Loans”) by 22 basis points, (ii) increase the amount of amortization payable to Consenting Lenders, (iii) provide for the New Term Loan Borrowings of $30.0 million, (iv) amend certain covenants and events of default and (v) direct Wilmington Savings Fund Society, FSB, as administrative agent under the Term Loan Facility, to dismiss, with prejudice, certain litigation regarding the Initial Transferred IP (and the related actions). Additionally, we repaid $150.5 million of principal amount of term loans outstanding under the Term Loan Facility, which was financed with (i) the net proceeds from the New Money Notes of $94.1 million, (ii) the net proceeds from the New Term Loan Borrowings of $29.4 million and (iii) cash on hand of $27.0 million.

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

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 6.18% on February 2, 2019. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at February 2, 2019.

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

PIK Notes

In the fourth quarter of fiscal 2013, the PIK Notes Issuer, an indirect parent holding company of Group, issued $500 million of PIK Notes. As part of the refinancing in July 2017, $565.7 million in aggregate principal amount of the PIK Notes were exchanged for $249.6 million of Exchange Notes and shares of preferred and common stock of the Parent. As of February 2, 2019, there were $1.0 million in aggregate principal amount of PIK Notes outstanding. The PIK Notes are: (i) senior unsecured obligations of the PIK Notes Issuer, (ii) structurally subordinated to all of the liabilities of the PIK Notes Issuers’ subsidiaries, and (iii) not guaranteed by any of the PIK Notes Issuers’ subsidiaries, and therefore are not recorded in our financial statements.

IP License Agreements

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

Under the IP License Agreements, J.Crew Operating Corp, (“OpCo”), our direct wholly-owned subsidiary, pays a fixed license fee of $59 million per annum to IPCo, which owns the U.S. intellectual property rights of the J.Crew brand. The license fees are payable on March 1 and September 1 of each fiscal year. The terms of the 2017 IP License Agreements are no less favorable than could be obtained in an arm’s length transaction with an unaffiliated third party. These royalty payments have no impact on our consolidated results of operations and are not subject to the covenants under our credit facilities or the PIK Notes.

The proceeds from the license fees to IPCo are used by IPCo and J.Crew Brand, LLC, wholly-owned subsidiaries of the Company (collectively, “J.Crew BrandCo”), to meet debt service requirements on the Notes. Any license fees in excess of the debt service requirements are loaned back to OpCo on a subordinated basis. As of February 2, 2019, J.Crew BrandCo had total assets of $403.1 million, consisting of intangible assets of $250.2 million, receivable due from OpCo of $128.0 million, license fee receivable of $24.6 million and cash and cash equivalents of $0.3 million, and total liabilities of $358.1 million related to the Notes. For the year ended February 2, 2019, IPCo earned royalty revenue of $59.0 million. The Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Below is consolidating balance sheet information reflecting the elimination of the accounts of J.Crew BrandCo from our consolidated balance sheet as of February 2, 2019.

	As of February 2, 2019
	(unaudited)
	Consolidated balance sheet	Eliminations of J.Crew BrandCo	Consolidated balance sheet of subsidiaries excluding J.Crew BrandCo
ASSETS
Current assets:
Cash and cash equivalents	$25,738	$(263)	$25,475
Restricted cash	13,747	—	13,747
Accounts receivable, net	40,342	—	40,342
Merchandise inventories, net	390,470	—	390,470
Prepaid expenses and other current assets	84,942	—	84,942
Refundable income taxes	7,331	—	7,331
Total current assets	562,570	(263)	562,307
Property and equipment, net	243,620	—	243,620
Intangible assets, net	301,397	(250,195)	51,202
Investment in subsidiary	—	233,323	233,323
Goodwill	107,900	—	107,900
Other assets	6,164	—	6,164
Total assets	$1,221,651	$(17,135)	$1,204,516
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$259,705	$—	$259,705
Other current liabilities	244,864	24,583	269,447
Borrowings under the ABL Facility	70,800	—	70,800
Due to Parent	37,462	(16,897)	20,565
Interest payable	23,866	—	23,866
Current portion of long-term debt	32,070	—	32,070
Total current liabilities	668,767	7,686	676,453
Long-term debt, net	1,673,282	(341,252)	1,332,030
Due to J.Crew BrandCo	—	128,018	128,018
Lease-related deferred credits, net	106,037	—	106,037
Deferred income taxes, net	16,872	(16,872)	—
Other liabilities	28,936	—	28,936
Total liabilities	2,493,894	(222,420)	2,271,474
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—
Additional paid-in capital	733,229	249,596	982,825
Accumulated other comprehensive loss	(1,967)	—	(1,967)
Accumulated deficit	(2,003,505)	(44,311)	(2,047,816)
Total stockholders’ deficit	(1,272,243)	205,285	(1,066,958)
Total liabilities and stockholders’ deficit	$1,221,651	$(17,135)	$1,204,516

Below is consolidating statement of operations and comprehensive loss information reflecting the elimination of the accounts of J.Crew BrandCo from our consolidated statement of operations and comprehensive loss for the year ended February 2, 2019.

	For the Year Ended February 2, 2019
	(unaudited)
	Consolidated	Eliminations of J.Crew BrandCo	Consolidated subsidiaries excluding J.Crew BrandCo
Consolidated Statements of Operations and Comprehensive Loss

Revenues:
Net sales	$2,308,695	$—	$2,308,695
Other	175,299	—	175,299
Total revenues	2,483,994	—	2,483,994
Cost of goods sold, including buying and occupancy costs	1,648,330	—	1,648,330
Royalty expense	—	59,000	59,000
Gross profit	835,664	(59,000)	776,664
Selling, general and administrative expenses	824,031	—	824,031
Impairment losses	10,765	—	10,765
Loss from operations	868	(59,000)	(58,132)
Interest expense, net of interest income	137,497	(47,095)	90,402
Loss before income taxes	(136,629)	(11,905)	(148,534)
Benefit for income taxes	(16,550)	—	(16,550)
Net loss	$(120,079)	$(11,905)	$(131,984)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,731	—	1,731
Unrealized loss on cash flow hedges, net of tax	(413)	—	(413)
Foreign currency translation adjustments	(682)	—	(682)
Comprehensive loss	$(119,443)	$(11,905)	$(131,348)

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) debt service requirements, including required (a) quarterly principal repayments and (b) repayments, if any, based on annual excess cash flows, if any, as defined, (ii) capital expenditures and (iii) working capital. Management anticipates that capital expenditures in fiscal 2019 will be approximately $65 to $75 million, including approximately $30 million for our corporate headquarters relocation, approximately $20 million for information technology enhancements, $20 million for new stores and store improvements, and the remainder for warehouse improvements and general corporate purposes. Management expects to pay interest of approximately $125 million in fiscal 2019 to fund debt service obligations. During fiscal 2019, we expect to open 10 Madewell stores and close approximately 20 stores.

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

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of February 2, 2019, we had the following obligations under letters of credit in future periods.

Letters of Credit	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
			(in millions)
Standby	$64.7	$64.6	$0.1	$—	$—
Documentary	6.4	6.4	—	—	—
	$71.1	$71.0	$0.1	$—	$—

Contractual Obligations

The following table summarizes our contractual obligations as of February 2, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
			(in millions)
Operating lease obligations(a)	$899.8	$146.3	$253.5	$186.2	$313.8
Liabilities associated with uncertain tax positions(b)
Purchase obligations:
Inventory commitments	502.0	502.0	—	—	—
Other contractual obligations(c)	63.8	20.1	28.1	15.6	—
Employment agreements	14.9	12.5	2.4	—	—
Total purchase obligations	580.7	534.6	30.5	15.6	—
Senior Credit Facilities(d)(e)	1,446.6	102.9	1,343.7	—	—
Notes(e)	346.6	—	346.6	—	—
Total	$3,273.7	$783.8	$1,974.3	$201.8	$313.8

(a)

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

(b)

As of February 2, 2019, we have recorded $25.3 million in liabilities associated with uncertain tax positions, which are included in other liabilities on the consolidated balance sheet. While these tax liabilities may result in future cash outflows, management cannot make reliable estimates of the cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

(c)	Relates primarily to commitments incurred in connection with our e-commerce platform.
(d)

Our Senior Credit Facilities are comprised of a $1,374 million Term Loan Facility and a $375 million ABL Facility, under which $70.8 million of borrowings were outstanding as of February 2, 2019. The amount reflected does not take into account any amounts that may be required to be prepaid from time to time based on our excess cash flow.

(e)	Amounts shown do not include interest.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant.

Recent Accounting Pronouncements

In February 2016 and July 2018, pronouncements were issued with respect to the accounting for leases. Effective for fiscal years beginning after December 15, 2018, the pronouncements require lessees to recognize right-of-use assets (“ROU asset”) and right-of-use liabilities (“ROU liability”) for leases with terms of more than one year. The ROU liability is measured as the present value of the lease obligations, which we estimate to be in the range of $590 million to $640 million at the adoption date. The ROU asset reflects the amount of the ROU liability less lease-related deferred credits, which we estimate to be in the range of $500 million to $550 million at the adoption date. We expect to adopt the pronouncements in the first quarter of fiscal 2019 using the effective date method whereby initial application occurs on the date of adoption with comparative periods unchanged. Additionally, we plan to utilize the package of practical expedients permitted by the transition guidance, which allows us to carry forward our identification of contracts that are or contain leases, historical lease classification and initial direct costs for existing leases.

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

In August 2017, a pronouncement was issued that simplifies the application of hedge accounting guidance and more closely aligns risk management activities and financial reporting. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2018. We do not expect there to be a significant impact on our consolidated financial statements, other than required changes to disclosures.

In February 2018, a pronouncement was issued that will permit entities to reclassify tax effects stranded in accumulated other comprehensive income or loss, as a result of Tax Reform, to retained earnings. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2018. We are currently evaluating the impact of the new pronouncement on our consolidated financial statements and plan to adopt in the first quarter of fiscal 2019.

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

Revenue Recognition

•

We recognize sales made in our stores at the point of sale, sales through our e-commerce business at an estimated date of receipt by a customer and sales to a wholesale customer at the time ownership is transferred. Amounts billed to customers for shipping and handling sales are classified as other revenues. We make estimates of future sales returns related to current period sales. Management analyzes historical returns, current economic trends and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. We record an asset in other current assets for the inventory expected to be returned and a liability in other current liabilities for the sales expected to be refunded. On the statement of operations and comprehensive loss, we present the change in the liability in total revenues and the change in the asset in cost of goods sold.

•	Employee discounts are classified as a reduction of revenue.
•

We account for gift cards by recognizing a liability at the time a gift card is sold and recognizing revenue at the time the gift card is redeemed for merchandise. We review our gift card liability on an ongoing basis and recognize income from unredeemed gift card liability on a ratable basis over the estimated period of redemption. We defer revenue and recognize a liability for rewards points issued in connection with our customer loyalty program for the rewards points expected to be redeemed for merchandise in the future.

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

At the end of fiscal 2018, we owned substantial excess merchandise inventories. As a result, we recorded a charge of $39.3 million for expected losses on the disposition of those inventories.

Goodwill and Intangible Assets

Indefinite-lived intangible assets, such as the J.Crew trade name and goodwill, are not subject to amortization. We assess the recoverability of indefinite-lived intangibles whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its estimated fair value, we record a charge to write the intangible asset down to its fair value. Definite-lived intangibles, such as the Madewell trade name and favorable lease commitments, are amortized on a straight-line basis over their useful life or remaining lease term.

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

In fiscal 2018, we recorded non-cash impairment charges of $10.8 million related to certain long-lived assets.

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

Foreign Currency

Foreign currency exposures arise from transactions denominated in a currency other than the entity’s functional currency. Although our inventory is primarily purchased from foreign vendors, such purchases are denominated in U.S. dollars and are therefore not subject to foreign currency exchange risk. However, we operate in foreign countries, which exposes the Company to market risk associated with exchange rate fluctuations. The Company is exposed to foreign currency exchange risk resulting from its foreign operating subsidiaries’ U.S. dollar denominated transactions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Index to Financial Statements”, which is located on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Management, under the supervision and with the participation of the Company’s Principal Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2019 and concluded that it is effective.

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

None.

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.

DIRECTORS

Our current Board consists of seven members, who have been elected pursuant to the Principal Investors Stockholders’ Agreement (as defined below) among our Sponsors, our former Chief Executive Officer and Chairman, Millard Drexler, and certain other stockholders party thereto. Four of the directors (Mr. Coulter, Mr. Solomon, Mr. Sokoloff, and Ms. Wheeler) are current or former employees of our Sponsors and are therefore deemed to be affiliates. Mr. Feintuch, Mr. Leat and Mr. Farbman are not employees of, or service providers to (other than in their capacity of directors), either the Company or our Sponsors. The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years, their ages and the year first elected as a director are set forth below.

Name	Age	Year First Elected Director
James Coulter	59	1997
Seth Farbman	52	2018
Richard Feintuch	66	2017
Chad Leat	63	2017
Jonathan Sokoloff	61	2011
Michael Solomon	44	2019
Carrie Wheeler	47	2011

James Coulter (59).  Mr. Coulter has been a director since 1997. He is a Founding Partner of TPG. Mr. Coulter serves as a member on numerous corporate boards including Cirque du Soleil, Creative Artists Agency, Evolution Media Growth Partners, LLC, Philz Coffee, Inc., Rodan + Fields, LLC, and The Rise Fund. He previously served on the boards of Pace Holdings Corp, the Neiman Marcus Group, Inc., Chobani and IMS Health Inc. We believe Mr. Coulter’s qualifications to sit on our Board include his experience in finance and extensive and diverse experience in domestic and international business.

Seth Farbman (52).  Mr. Farbman became a director on January 16, 2018. He served as Chief Marketing Officer of Spotify, Inc. from April 2015 to September 2018. He previously served as the Chief Marketing Officer of Gap, Inc. from February 2011 to April 2015. Prior to that, Mr. Farbman spent six years at Ogilvy & Mather holding various executive positions including Managing Director and helping found Ogilvy's sustainability practice area, OgilvyEarth. Earlier in his career, Mr. Farbman held senior positions in the marketing departments of AT&T Wireless and Verizon Wireless. We believe that Mr. Farbman’s qualifications to sit on our Board include significant knowledge and extensive experience in leading and developing marketing strategies for retail and consumer brands, as well as his expertise with data analytics, e-commerce, social marketing and customer engagement.

Richard Feintuch (66).  Mr. Feintuch was appointed to the J.Crew board in January 2017. He was a partner in the law firm of Wachtell, Lipton, Rosen & Katz from 1984 until his retirement in 2004, specializing in mergers and acquisitions, corporate finance and the representation of creditors and debtors in large restructurings. Since 2006, he has been a member of the Board of Directors and Audit Committee of PGT Innovations, Inc., a NYSE traded company. He also serves on the PGT governance committee and previously served on its compensation committee from 2006 to 2015. We believe that Mr. Feintuch’s qualifications to sit on our Board include significant knowledge and extensive experience as a partner in a leading international law firm and his long-term experience as a Board member of a leading manufacturer of consumer products.

Chad Leat (63).  Mr. Leat was appointed to the J.Crew board in January 2017 and has served as Chairman since January 2019. From 2009 to 2013, he served as Managing Director and Vice Chairman at the Global Banking Division of Citigroup, Inc. From 2006 to 2008, he served as co-head of Global Credit Markets of Citigroup, Inc. From 1998 to 2005, he served as Global Head of Loans and Leveraged Finance at Citigroup, Inc. From 1997 to 1998, Mr. Leat served as a partner in the High Yield Capital Markets at Salomon Brothers. From 1985 to 1997, he was employed by Chase Manhattan Group Corp., where he became Heard of Syndications, Structured Sales and Loan Trading. He is also a member of the Board of Directors of MidCap Financial, a middle market direct commercial lending business affiliated with Apollo Global Management. Mr. Leat is on the Board of Directors and Chairman of the Audit Committee of Paceline Holdings Corp., a special purpose acquisition company traded on NASDAQ that is affiliated with TPG Capital. He is also a member of the Board of Directors and Chair of the Audit Committee of Norwegian Cruise Lines, a NYSE traded company. Mr. Leat also serves on the Supervisory Board of Hamburg Commercial Bank, where he is the Chairman of The Risk Committee. The Bank is privately held and headquartered in Hamburg, Germany. Mr. Leat previously served on the Board of Directors of TPG Energy Holdings and Pace Holdings Corp. He previously served on the Board of Directors of Global Indemnity PLC, a NYSE listed property and casualty insurer from 2009 to 2013. He was also a member of the Supervisory Board of Directors of BAWAG P.S.K., the fourth largest Australian bank, where he was Chairman of the Risk Committee and was, for three years, Chairman of the Audit Committee. We believe that Mr. Leat’s qualifications to sit on our Board include his strong banking and financial expertise, plus his experience as a board member of other public and privately held companies.

Jonathan Sokoloff (61).  Mr. Sokoloff has been a director since 2011. Mr. Sokoloff is a Managing Partner of Leonard Green & Partners, L.P., which he joined in 1990. Mr. Sokoloff serves on the boards of directors of Advantage Solutions, Inc., the Container Store Group, Inc., Jetro Cash & Carry Inc., Jo-Ann Stores Inc., Shake Shack, Inc., Signet Jewelers Limited, Topshop/Top Man Limited and Union Square Hospitality Group. He served on the boards of numerous companies, including Arrow Group Industries, Authentic Brands Group, Big 5 Sporting Goods, BJ’s Wholesale Club, The Brickman Group, Carr-Gottstein Foods Co., David’s Bridal, Diamond Triumph Auto Glass, Dollar Financial Group, MC Sporting Goods, the Pure Group, Rite Aid, Rival Manufacturing Co., Thrifty PayLess Holdings, The Tire Rack, Tourneau, Tuboscope, Vans, Varsity Brands, White Cap Industries, and Whole Foods Market. We believe Mr. Sokoloff’s qualifications to sit on our Board include his experience as a private equity investor and his experience as a director of other retail companies.

Michael Solomon (44).  Mr. Solomon has been a director since 2019. Mr. Solomon is a Partner of Leonard Green & Partners, L.P., which he joined in 2000. Mr. Solomon serves on the boards of directors of PDC Brands and Prospect Medical Holdings, Inc., and previously served on the boards of directors of Dollar Financial Group, Inc., Petco Animal Supplies, Inc. and Phoenix Scientific, Inc. We believe Mr. Solomon’s qualifications to sit on our Board include his background as a private equity investor and his experience as a director of other companies.

Carrie Wheeler (47).  Ms. Wheeler has been a director since 2011. Through 2017, Ms. Wheeler was a Partner at TPG and head of their retail/consumer investment efforts, which she joined in 1996. Prior to TPG, she was with Goldman, Sachs & Co. from 1993 to 1996. Ms. Wheeler currently serves as a member of the board of Dollar Tree, Inc. Ms. Wheeler previously served on the Board of Directors of Gelson’s Markets, The Neiman Marcus Group, Inc. and Petco Animal Supplies, Inc., among others. Ms. Wheeler left TPG in December 2017, but remains a committed member of the Board. We believe Ms. Wheeler’s qualifications to sit on our Board include her financial expertise as well as her experience as a director of other retail companies.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

EXECUTIVE OFFICERS

The names and ages of our executive officers as of February 2, 2019, along with their positions and qualifications, are set forth below.

Name	Age	Position
Vincent Zanna	47	Chief Financial Officer & Treasurer
Michael Nicholson	52	President & Chief Operating Officer
Libby Wadle	46	President—Madewell Brand
Lynda Markoe	52	Chief Administrative Officer
Adam Brotman	49	President & Chief Experience Officer
Lisa Greenwald	40	Chief Merchandising Officer

Vincent Zanna.  Mr. Zanna has been the Company’s Chief Financial Officer and Treasurer since August 23, 2017. He previously served as the Company’s Senior Vice President of Finance and Treasurer since October 2016 and Vice President and Treasurer from 2012. Prior to joining J.Crew in 2009, he served as the Treasurer of Footstar, Inc.

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

Libby Wadle.  Ms. Wadle has been promoted to President & Chief Executive Officer – Madewell effective as of March 31, 2019.  She became President – Madewell in May 2017. She had previously been the Company’s President - J.Crew Brand since April 2013. Before that, she was the Executive Vice President-J.Crew Brand from 2011 to 2013, and Executive Vice President-Retail and Factory from 2010 to 2011, and was Executive Vice President-Factory and Madewell from 2007 to 2010. Before that Ms. Wadle served as Vice President and then Senior Vice President of J.Crew Factory since 2004. Prior to joining J.Crew, Ms. Wadle was Division Vice President of Women’s Merchandising at Coach, Inc. from 2003 to 2004 and held various merchandising positions at The Gap, Inc. from 1995 to 2003.

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

Adam Brotman.  Mr. Brotman has been the Company’s President & Chief Experience Officer since joining the Company in March 2018. Prior to joining the Company, Mr. Brotman was Executive Vice President of Global Retail Operations and Partner Digital Engagement at Starbucks Corporation since 2016 and before that was Chief Digital Officer and GM of Digital Ventures at Starbucks Corporation from April 2009. Mr. Brotman has a J.D. from the University Of Washington School Of Law and a B.A. from the University of California at Los Angeles.

Lisa Greenwald.  Ms. Greenwald has been the Company’s Chief Merchandising Officer since May 2017. She had previously been the Company’s SVP of Merchandising – Madewell from 2015 to 2017, and Vice President Madewell Merchandising from 2013 to 2015. Before that Ms. Greenwald held various other Merchandising positions within J.Crew from 2004 to 2013. Prior to joining J.Crew, Ms. Greenwald held various merchandising positons at Club Monaco from 2002 to 2003 and before that at The Gap, Inc from 2000 to 2002.

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

Code of Ethics and Business Practices

The Company has a Code of Ethics and Business Practices that applies to all Company associates, including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, as well as members of the Board. The Code of Ethics and Business Practices is available free of charge on the investor relations section of our website at www.jcrew.com or upon written request to the Secretary of the Company, J.Crew Group, Inc., 225 Liberty Street, New York, New York 10281. Any updates or amendments to the Code of Ethics and Business Practices, and any waiver that applies to the Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer will also be posted on the website.

Board Committees

Our Board has established an Audit Committee and a compensation committee. During fiscal 2018, the members of our Audit Committee were Mr. Leat and Ms. Wheeler, with Mr. Leat joining the Audit Committee on March 19, 2018. The Audit Committee recommends the annual appointment of auditors with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. Though not formally considered by our Board given that our securities are not traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the national securities exchange upon which our common stock was previously listed, we believe that Mr. Leat would be considered independent but Ms. Wheeler would not be considered independent because of her former employment by one of the Sponsors. During fiscal 2018, the members of our compensation committee were Mr. Coulter, Mr. Sokoloff and Ms. Wheeler. Mr. Coulter stepped down from the compensation committee on March 19, 2018. On February 13, 2019, Mr. Solomon replaced Mr. Sokoloff on the compensation committee. The compensation committee reviews and approves the compensation of our executive officers, authorizes and ratifies stock option and/or restricted stock grants and other incentive arrangements, and authorizes employment agreements with our executive officers.

Each of the Sponsors has the right to have at least one of its directors sit on each committee of the Board of Directors, to the extent permitted by applicable laws and regulation.

Director Independence

Because of our status as a voluntary filer and because our securities are not traded on any national securities exchange, the Board has not formally reviewed whether Mr. Feintuch, Mr. Leat, Mr. Farbman and Ms. Wheeler can be considered independent under the independence standards of the New York Stock Exchange. Messrs. Coulter, Solomon and Sokoloff are employees of our Sponsors and therefore would not be considered independent under these standards.

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

Compensation Discussion and Analysis

In general, this section focuses on, and provides a description of, our executive compensation process and a detailed discussion of each of the key elements of our compensation program for fiscal 2018 as they apply to the individuals named in the Summary Compensation Table (the “Named Executive Officers”). Our compensation committee (the “Committee”) consists of representatives from our Sponsors. The following is a discussion of the current compensation philosophy and programs applicable to our executive officers in fiscal 2018.

CEO Resignation and the CEO Office

On November 17, 2018, James Brett stepped down as Chief Executive Officer (“CEO”) and director of the Company. On that same date, the Board of Directors established an office of the CEO (the “CEO Office”), comprised of Michael Nicholson, Adam Brotman, Lynda Markoe and Libby Wadle, to carry out the duties and responsibilities of the CEO until a new CEO is appointed. For purposes of our reporting obligations, Mr. Nicholson served as our principal executive officer following Mr. Brett’s departure in fiscal 2018. Except as otherwise described herein, references in this Item 11 to the “CEO” shall mean and refer collectively to one or more of the members of the CEO Office following Mr. Brett’s departure and, prior to Mr. Brett’s departure, shall refer to Mr. Brett.

Fiscal 2018 Compensation Philosophy and Compensation Program Objectives

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

We seek to achieve the objectives of our executive compensation program by offering a compensation package that utilizes four key elements: (1) base salary, (2) annual cash incentives, (3) long-term cash incentives, and (4) equity incentives. We believe that together these elements support the objectives of our compensation program without encouraging unnecessary or excessive risk taking on the part of the Company’s associates.

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

•

Long-Term Cash Incentives.  In 2017, J.Crew began an initiative to improve the business performance of the Company and adopted the Transformation Incentive Plan (“TIP”) to reward key associates for their important contributions to this effort. The TIP remained in effect for fiscal 2018. The bonus pool under the TIP is funded with a percentage of the value realized pursuant to the transformation initiative. Certain of our executive officers are eligible for awards under the TIP, and we believe that this element of our compensation program is an important avenue to achieve the goals of the transformation initiative. Effective as of April 20, 2018, the Compensation Committee modified the performance requirements of the TIP. Following this modification, Ms. Markoe, Mr. Nicholson and Mr. Zanna, who are participants of the TIP, will be eligible for payments (“Target Award(s)”) based on the achievement by J.Crew Group, Inc. of adjusted EBITDA goals. For this purpose, “Performance Period(s)” under the TIP are based on each fiscal month of the measurement period, with the last Performance Period ending on January 31, 2020. Fifty percent of an established Target Award (offset by any payments previously made to a participant under the TIP (“Prior Payments”)) will be earned upon achievement of the $250 million of Adjusted EBITDA on a running twelve fiscal month basis during a Performance Period, and the remaining fifty percent will be earned upon achievement of $300 million of Adjusted EBITDA (less any remaining offset not yet taken of Prior Payments) on a running twelve fiscal month basis during any subsequent Performance Period.

•

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

The Fiscal 2018 Executive Compensation Process

The Compensation Committee

The Committee oversees our executive compensation program. The Committee meets regularly, both with and without management. The Committee’s responsibilities are detailed in its charter, which can be found on the investor relations section of our website at www.jcrew.com. These responsibilities include, but are not limited to, the following:

•	reviewing and approving our compensation philosophy,
•	determining executive compensation levels,
•	annually reviewing and assessing performance goals and objectives for all executive officers, including the CEO, and
•	determining short-term and long-term incentive compensation for all executive officers, including the CEO.

The Committee is responsible for making all decisions with respect to the compensation of the executive officers. With respect to the executive officers other than the CEO, the Committee’s compensation decisions typically involve the review of recommendations made by our CEO and Chief Administrative Officer (“CAO”). The CEO and CAO generally attend the Committee’s meetings, provide input to the Committee regarding the effectiveness of the compensation program in attracting and retaining key talent and make recommendations to the Committee regarding executive merit increases, short-term and long-term incentive awards and compensation packages for executives being hired or promoted. The Committee also considers any evaluation of the performance of the executive officers (other than with respect to themselves) in making compensation decisions.

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

Outside Compensation Consultant

No independent executive compensation consultants were retained by the Committee during fiscal 2018.

Benchmarking Process

In making compensation decisions for fiscal 2018, the Committee considered the competitive market for executives and compensation levels provided by comparable companies. The comparative group used to benchmark compensation with respect to our executive officers and other key associates is composed of specialty retailers with highly visible brands that we view as competitors for customers and/or executive talent. For fiscal 2018, the peer companies were Abercrombie & Fitch Co., American Eagle Outfitters, Inc., Ascena Retail Group, Inc., Chico’s FAS, Inc., The Gap, Inc., Guess, Inc., L Brands, Inc., Michael Kors Holdings Ltd., Nordstrom, Inc., Ralph Lauren Corp., Tapestry, Inc., Under Armour, Inc., Urban Outfitters, Inc and Williams-Sonoma, Inc. In addition, we monitor the marketplace for innovative and creative compensation programs of those companies that we view as leading their industry. Though the Company generally targets salary levels at the median of our peer group, total compensation may exceed or fall below the median for certain of our executive officers and other key associates since one of the objectives of our compensation program is to consistently reward and retain top performers and to differentiate compensation based upon individual and Company performance.

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

Base Salary

Base salary represents the fixed component of our executive officers’ compensation. The Committee sets base salary levels based upon experience and skills, position, level of responsibility, the ability to replace the individual, and market practices. Base salaries for the executive officers are initially set when they commence employment with the Company. The Committee reviews base salaries of the executive officers annually and approves all salary increases for the executive officers. Increases are based on several factors, including the Committee’s assessment of individual performance and contribution, promotions, level of responsibility, scope of position, competitive market data, and general economic, retail and business industry conditions, as well as, with respect to our executive officers other than the CEO, input from the CEO and the CAO as described above.

In 2018, the Committee set the base salary for Mr. Brotman in connection with his hire in March 2018 and the Committee also reviewed base salaries for the other Named Executive Officers and determined not to make any changes with the exception of an increase in Mr. Zanna’s base salary from $475,000 to $500,000 effective as of April 1, 2018. In connection with her promotion to President & Chief Executive Officer – Madewell, the Committee has resolved to increase Ms. Wadle’s base salary from $850,000 to $950,000 effective as of March 31, 2019.

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

Annual incentive awards to our Named Executive Officers are paid from the same incentive pool used for all of our eligible associates. For fiscal 2018, the potential size of the total pool was determined by overall Company performance against pre-established Adjusted EBITDA goals for the fiscal year ended February 2, 2019, which were approved by the Committee as follows: for Adjusted EBITDA of $253.3 million, the pool would be funded at 25% of the target amount; for Adjusted EBITDA of $298.0 million, the pool would be funded at 100% of the target amount, for Adjusted EBITDA of $372.5 million, the pool would be funded at 200% of the target amount, and for Adjusted EBITDA of more than $372.5 million, the pool could be funded at the discretion of the Committee.

The target amount of the incentive pool is determined by calculating the sum of the target incentive award amount assigned to each plan participant. Target awards of the Named Executive Officers are expressed as a percentage of annual base salary for the relevant fiscal year, and the specific percentages to follow are reflective of fiscal 2018 awards. Prior to his termination, Mr. Brett’s target award was 150% of his annual base salary, and under the terms of his employment agreement he was guaranteed a bonus of at least 150% of his annual base salary for fiscal 2018, with a maximum payment up to 375% of his annual base salary. The target award for Mr. Zanna was 50% of his annual base salary, with a maximum payment up to 125% of his annual base salary. The target award for Mr. Nicholson was 100% of his annual base salary, with a maximum payment up to 250% of his annual base salary. The target award for Ms. Markoe was 75% of her annual base salary, with a maximum payment up to 187.5% of her annual base salary. The target award for Mr. Brotman was 150% of his annual base salary, and subject to the terms of his employment agreement, he is guaranteed a bonus of at least $1.35 million for fiscal 2018 and 2019, with a maximum payment up to 375% of his annual base salary. The target award for Ms. Wadle was 100% of her annual base salary, with a maximum payment up to 250% of her annual base salary.

The Committee determines the amount of the annual incentive awards for the Named Executive Officers using its discretion, subject to the maximum specified in the plan and the applicable employment agreement and may take into account divisional performance. In making this determination, the Committee takes into account the recommendations of the CEO. The CEO take significant time to review both the quantitative and qualitative performance of each such executive and recommend to the Committee an incentive award amount for each of them. Provided the threshold Adjusted EBITDA target is achieved, the CEO then consider whether to recommend payouts for individuals at the level established by Adjusted EBITDA results and within the range established by each Named Executive Officer’s target incentive. Final annual incentive awards are established based on the overall judgment of the Committee, taking into account the recommendations made by the CEO, as applicable, with no fixed or specific mathematical weighting applied to any element of individual performance.

If the Company does not meet the threshold Adjusted EBITDA target, then no payments are made to the Named Executive Officers with respect to the AIP, unless he or she is contractually guaranteed a bonus for the fiscal year. However, the Company may award discretionary bonuses to reward division performance or for retention purposes. The Committee also retains discretion to fund an incentive pool applicable to its Factory, Wholesale, or Madewell businesses for meeting internal budget goals even in the event that the Company incentive pool is not triggered.

As a result of the difficult operating environment in fiscal 2018, the threshold Adjusted EBITDA target was not achieved, the annual incentive pool was not funded and no annual cash incentive awards will be paid on that basis, except that Mr. Brett will receive a prorated annual bonus of $1,479,452 in connection with the general release entered into in connection with his termination of employment, and Mr. Brotman will receive an annual bonus of $1,350,000 subject to and pursuant to his employment agreement. Based on its discretion, the Committee has determined to award Ms. Wadle an annual bonus of $850,000 in recognition of her efforts towards the achievement of Madewell’s internal budget goals. Additionally, the Committee has determined to award discretionary bonuses in recognition of significant achievements in the difficult operating environment in the amount of $100,000 for Mr. Zanna, $250,000 for Mr. Nicholson and $112,500 for Ms. Markoe.

Transformation Incentives

The Named Executive Officers did not earn cash incentive awards in fiscal 2018 under the Company’s Transformation Incentive Plan, which the Company adopted on June 12, 2017. The TIP is intended to incentivize key associates of J.Crew to improve the business performance of the Company by rewarding them with a percentage of the value realized pursuant to these efforts. Transformation EBITDA is measured by the Company as Adjusted EBITDA which is realized by the Company. The grant of awards is discretionary to the Committee. The Committee may set target awards for each participant, and the award may be based on performance goals and objectives (individual and/or team targets), which may differ for each participant.

Payments under the TIP are made with respect to performance periods established by the Committee. For fiscal 2018, there were twelve performance periods made up of each fiscal month during the year. The first performance period lasted one fiscal month and commenced as of the beginning of fiscal year 2018, with each fiscal month thereafter making up the remainder of the performance periods.

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

The Committee has approved stock option and restricted stock awards to the Named Executive Officers, consistent with its view that long-term equity incentives are an important part of an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key associates. In fiscal 2018, Mr. Nicholson was granted 700,280 shares of restricted stock, Mr. Zanna was granted 199,580 shares of restricted stock, Ms. Wadle was granted 595,240 shares of restricted stock, Ms. Markoe was granted 490,200 shares of restricted stock, and Mr. Brotman was granted 1,286,770 shares of restricted stock.

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

We also provide relocation assistance and temporary living expenses from time to time.

We do not offer a defined benefit pension, supplemental executive retirement plan (SERP) or a non-qualified deferred compensation plan to our associates or Named Executive Officers.

Employment Agreements

From time to time, the Company enters into employment agreements in order to attract and retain key executives. Each of the currently-employed Named Executive Officers are party to an employment agreement with the Company. Mr. Brett was party to an employment agreement with the Company before his resignation. As described in a section that follows, the employment agreements generally define the executive’s position, specify a minimum base salary, and provide for participation in our annual and long-term incentive plans, as well as other benefits. Most of the agreements contain covenants that limit the executives’ ability to compete with us or solicit our associates or customers for a specified period following termination. The agreements also provide for various benefits under certain termination scenarios. In general, these benefits consist of salary continuation for periods ranging from 12 to 18 months, a pro-rata or full cash incentive award for the year in which termination occurred, and in some cases, the acceleration or continued vesting (in accordance with the original vesting schedule) of a portion of unvested equity. The provisions vary by executive because each agreement is negotiated by the Company and the Named Executive Officer on an individual basis at the time of hire or renewal, as applicable. We believe that these agreements enhance our ability to recruit and retain the Named Executive Officers, offer them a degree of security in the very dynamic environment of the retail industry, and protect us competitively through non-competition and non-solicitation requirements if the executives terminate their employment with us.

The section below contains information, both narrative and tabular, regarding the types of compensation paid to (i) our principal executive officer, (ii) our principal financial officer, (iii) our other three most highly compensated executive officers as of the end of fiscal 2018, and (iv) our former principal executive officer, who served for a portion of fiscal 2018 (collectively, the “Named Executive Officers”). The Summary Compensation Table contains an overview of the amounts paid to our Named Executive Officers for fiscal years 2018, 2017, and 2016, as applicable. The tables following the Summary Compensation Table - the Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year-End, and Option Exercises and Stock Vested - contain details of our Named Executive Officers’ recent non-equity incentive and equity grants, past equity awards, general equity holdings, and option exercises. Finally, we have included a table showing potential severance payments to our Named Executive Officers pursuant to their individual employment agreements and certain of our equity incentive plans, assuming, for these purposes that the relevant triggering event occurred on February 2, 2019.

Summary Compensation Table

The following table sets forth the compensation paid to or earned during fiscal years 2018, 2017, and 2016, as applicable, by our Named Executive Officers:

Name and Principal Position	Fiscal Year	Salary ($)(4)	Bonus ($)(5)	Stock Awards ($)(6)	Option Awards ($)(6)	All Other Compensation ($)(7)	Total ($)
Michael Nicholson,	2018	$1,000,000	$750,000	$—	$—	$11,000	$1,761,000
President & Chief	2017	$935,385	$3,318,875	$—	$—	$10,800	$4,265,060
Operating Officer	2016	$800,000	$600,000	$—	$—	$10,000	$1,410,000

Vincent Zanna(1),	2018	$495,673	$100,000	$—	$—	$11,000	$606,673
Chief Financial	2017	$432,596	$565,011	$—	$—	$9,231	$1,006,838
Officer & Treasurer
Libby Wadle,	2018	$850,000	$850,000	$—	$—	$11,000	$1,711,000
President, Madewell	2017	$850,000	$732,900	$—	$—	$10,800	$1,593,700
Brand	2016	$832,692	$340,000	$—	$—	$10,600	$1,183,292
Lynda Markoe,	2018	$600,000	$112,500	$—	$—	$11,000	$723,500
Chief Administrative	2017	$568,654	$1,751,786	$—	$—	$10,800	$2,331,240
Officer	2016	$550,000	$306,250	$—	$—	$10,600	$866,850
Adam Brotman(2),	2018	$813,462	$3,850,000	$—	$—	$284,720	$4,948,182
President & Chief
Experience Officer

James Brett(3),	2018	$1,009,616	$3,354,452	$—	$—	$606,102	$4,970,170
Former Chief	2017	$697,115	$3,000,000	$—	$—	$28,975	$3,726,090
Executive Officer

(1)	Mr. Zanna was not a named executive officer for fiscal 2016. As a result, his fiscal 2016 compensation is not included in this table.
(2)	Mr. Brotman joined the Company in March 2018. The amounts included in this table include the amounts paid to or earned by Mr. Brotman for the portion of the fiscal year he was employed by the Company.
(3)

Mr. Brett served as our Chief Executive Officer from July 2017 until his resignation in November 2018. The amounts included in this table include the amounts paid to or earned by Mr. Brett for the portions of the applicable fiscal year he was employed by the Company, as well as the amounts paid to Mr. Brett in connection with his termination of employment.

(4)	Represents cash base salary compensation paid to, or on behalf of, the Named Executive Officer.
(5)

Represents the annual cash incentive awards under our Company annual cash incentive plan, discretionary bonus awards, retention bonuses and signing bonuses earned by each Named Executive Officer, as applicable. Descriptions of our AIP and TIP are in a previous section. Payment to Mr. Nicholson represents a retention bonus of $500,000 paid to him in June 2018 pursuant to the terms of the amendment to his employment agreement dated August 2, 2017. Payment to Mr. Brotman represents the first installment of his signing bonus ($2,500,000) that was paid to him in March 2018 and the minimum guaranteed bonus of $1,350,000 under the AIP payable to him in April 2019, in each case, subject to and pursuant to the terms of his employment agreement. Payment to Mr. Brett includes the second installment of the signing bonus $1,125,000 that was paid to him in July 2018 pursuant to the terms of his employment agreement and the third installment of the signing bonus $750,000 that was paid to him in November 2018 pursuant to his separation from the Company.

(6)

For each of the Named Executive Officers, represents the aggregate grant date fair value calculated under Accounting Standards Codification (ASC) 718-Compensation-Stock Compensation as share-based compensation in our financial statements for fiscal years 2018, 2017, and 2016 of stock awards and option awards made in those fiscal years, excluding the effect of estimated forfeitures. For awards subject to performance conditions, the amount reflects the grant date fair value of the awards based on the probable outcome of the performance conditions, which was determined to be zero because achievement of the performance conditions was determined not to be probable. If the performance conditions were achieved at maximum levels, the grant date fair value of the awards would be $14,006 for Mr. Nicholson, $3,992 for Mr. Zanna, $11,905 for Ms. Wadle, $9,804 for Ms. Markoe and $24,160 for Mr. Brotman. No amounts are included in this table in respect of the option awards made to Mr. Zanna and Mses. Wadle and Markoe in fiscal 2016 because the grant date fair value of such awards was zero. See note 6, “Share-Based Compensation” to our consolidated financial statements for a description of assumptions underlying valuation of equity awards.

(7)	All other compensation for fiscal 2018 consisted of the following:

	401(k) Matching Contributions ($)(i)	Relocation Expenses ($)(ii)	Temporary Housing ($)(iii)	Severance ($)(iv)	Total
Michael Nicholson	$11,000	$—	$—	$—	$11,000
Vincent Zanna	$11,000	$—	$—	$—	$11,000
Libby Wadle	$11,000	$—	$—	$—	$11,000
Lynda Markoe	$11,000	$—	$—	$—	$11,000
Adam Brotman	$—	$37,702	$247,018	$—	$284,720
James Brett	$—	$—	$—	$606,102	$606,102

(i)	Represents total Company contributions to each Named Executive Officer’s account in the Company’s tax-qualified 401(k) Plan.
(ii)	Represents relocation expenses paid to Mr. Brotman in fiscal 2018 in accordance with his employment agreement, as described in further detail below.
(iii)	Represents temporary housing expenses paid to Mr. Brotman in fiscal 2018 in accordance with his employment agreement, as described in further detail below.
(iv)

Represents severance payments and benefits paid or payable to Mr. Brett under his release agreement in connection with his termination of employment with the Company. See “Potential Payments Upon Termination or Change in Control” for a description of these severance payment and benefits.

Named Executive Officer Employment Agreements

In addition to the terms and conditions of the employment, offer letters and letter agreements described below (referred to as “employment agreements”), the Named Executive Officers who are party to employment agreements are entitled to post-termination severance payments and benefits in certain circumstances, which are described in detail in “Potential Payments Upon Termination or a Change in Control” below.

Michael Nicholson

Mr. Nicholson transitioned to his current position as President, Chief Operating Officer on August 23, 2017. Pursuant to this transition, effective as of May 25, 2017, the Company amended his employment agreement, which the parties had originally entered into in December 2015. The amended agreement provides for a base salary increase from $800,000 to $1,000,000 per year, a target bonus opportunity under the Company’s annual bonus plan of 100% of his annual base salary based upon the achievement of certain performance objectives to be determined each year (with a maximum bonus equal to the maximum amount permitted under the plan), and eligibility to participate in the TIP. The amendment also provides for a retention bonus to be paid in three installments, subject to Mr. Nicholson’s continued employment with the Company. The first installment ($500,000) of this retention bonus was paid on January 1, 2018, the second installment ($500,000) was paid on July 1, 2018 and the final installment ($1,000,000) is scheduled to be paid on May 1, 2019. Mr. Nicholson is eligible for paid time off and to participate in the Company’s benefit package as made generally available to other senior executives.

Mr. Nicholson is bound by non-competition and customer/supplier non-solicitation covenants during his employment and for a period of twelve months following termination of employment, provided that these restrictive covenants will not apply following termination of employment by the Company without cause or by him for good reason. Mr. Nicholson will also be subject to employee non-solicitation/no-hire covenants for a period of eighteen months following termination of his employment for any reason.

Vincent Zanna

We entered into an employment agreement with Mr. Zanna effective April 1, 2018. The agreement has a term of three years beginning on that date, subject to automatic one-year renewals unless we provide two months’ written notice or Mr. Zanna provides four months’ written notice, in each case, prior to the expiration of the term. The agreement provides for a minimum annual base salary of $500,000, which will be reviewed annually by us, and an annual cash incentive award with a target of 50% and a maximum of 125% of his annual base salary.

Mr. Zanna is bound by non-competition and customer/supplier non-solicitation covenants during his employment and for a period of twelve months following termination of employment, provided that these restrictive covenants will not apply following termination of employment by the Company without cause or by him for good reason. Mr. Zanna will also be subject to employee non-solicitation/no-hire covenants for a period of twelve months following termination of his employment for any reason.

Libby Wadle

Ms. Wadle has been promoted to President & Chief Executive Officer – Madewell effective as of March 31, 2019. She became President – Madewell in May 2017. She had previously served as the Company’s President - J.Crew Brand since April 2013. Ms. Wadle entered into an employment agreement for a three-year term beginning in November 2011 (then, as Executive Vice-President), subject to automatic one-year renewals unless we provide two months’ written notice or Ms. Wadle provides four months’ written notice, in each case, prior to the expiration of the current term. The agreement provides for a minimum annual base salary of $700,000, which will be reviewed annually by us, and an annual cash incentive award with a target of 75% and a maximum of 187.5% of base salary (which has since been adjusted to a target of 100% and a maximum of 250%). Her current annual base salary is $850,000.

Ms. Wadle is bound by non-competition and customer/supplier non-solicitation covenants during her employment and for a period of twelve months following termination of employment, provided that these restrictive covenants will not apply following termination of employment by the Company without cause or by her for good reason. Ms. Wadle will also be subject to employee non-solicitation/no-hire covenants for a period of twelve months following termination of her employment for any reason.

Lynda Markoe

In connection with her promotion to Chief Administrative Officer, we entered into an employment agreement with Ms. Markoe, dated September 14, 2017, which has a three-year term and will automatically renew for successive one-year periods unless either party gives notice of its election not to renew. Pursuant to this agreement, Ms. Markoe’s base salary is not less than $600,000 and she is eligible to earn a target annual bonus of 75% (and up to a maximum of 187.5%) of such base salary, subject to meeting certain Company and individual performance goals.

Ms. Markoe is bound by non-competition and customer/supplier non-solicitation covenants during her employment and for a period of twelve months following termination of employment, provided that these restrictive covenants will not apply following termination of employment by the Company without cause or by her for good reason. Ms. Markoe will also be subject to employee non-solicitation/no-hire covenants for a period of twelve months following termination of her employment for any reason.

Adam Brotman

In connection with his hire as President and Chief Experience Offer in March 2018, we entered into an employment agreement with Mr. Brotman, dated February 9, 2018. The agreement provides for a base salary of $900,000 and for an annual bonus with a target of 150% of his annual base salary (with the maximum bonus equal to the maximum amount allowed under the terms of the plan), subject to meeting applicable performance goals. Also, for each of fiscal years 2018 and 2019, Mr. Brotman’s annual bonus will not be less than $1,350,000 per year subject to the terms of the agreement. He is also eligible to earn a performance incentive bonus of $5,000,000 based on the achievement of adjusted EBITDA, on the following basis: (i) one-third upon achievement of adjusted EBITDA, determined on a trailing twelve fiscal month basis, of no less than $275 million, (ii) one-third upon achievement of EBITDA, determined on a trailing twelve fiscal month basis, of no less than $300 million, and (iii) one-third upon achievement of EBITDA, determined on a trailing twelve fiscal month basis, of no less than $400 million, provided that in each case that the applicable EBITDA target is sustained at such level for a period of six fiscal months thereafter.

Under his employment agreement, the Company paid to Mr. Brotman a signing bonus of $2,500,000 in March 2018 and will pay an additional $1,000,000 within two weeks of the first anniversary of the start of his employment with the Company. Mr. Brotman is obligated to repay the Company a portion of this signing bonus if his employment terminates for cause or without good reason within one year of receipt of such portion. Pursuant to the agreement, the Company will pay to Mr. Brotman a monthly housing allowance of up to $15,000 per month for the duration of his employment. The Company also agreed to provide relocation assistance to Mr. Brotman, to be repaid to the Company if Mr. Brotman’s employment is terminated for cause or if he resigns without good reason before the first anniversary of the start of his employment with the Company.

Pursuant to the agreement, the Company granted to Mr. Brotman 1,286,770 restricted shares of Class A common stock pursuant to the 2011 Equity Incentive Plan, 53% of which are subject to time-based vesting and 47% of which are subject to performance-based vesting.

Mr. Brotman is bound by a non-competition covenant during his employment and for a period of twelve months following termination of employment. Mr. Brotman will also be subject to a no-hire covenant for a period of eighteen months following termination of his employment for any reason.

Grants of Plan-Based Awards—Fiscal 2018

The following table sets forth the non-equity and equity incentive awards and other equity awards granted to our Named Executive Officers for fiscal 2018.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock (#)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Michael Nicholson		$250,000	$1,000,000	$2,500,000	—	—	—	—	—
	2/21/2018	—	—	—	—	350,140	—	350,140	14,006
Vincent Zanna		$62,500	$250,000	$625,000	—	—	—	—	—
	2/21/2018	—	—	—	—	99,790	—	99,790	3,992
Libby Wadle		$212,500	$850,000	$2,125,000	—	—	—	—	—
	2/21/2018	—	—	—	—	297,620	—	297,620	11,905
Lynda Markoe		$112,500	$450,000	$1,125,000	—	—	—	—	—
	2/21/2018	—	—	—	—	245,100	—	245,100	9,804
Adam Brotman		$—	$1,350,000	$3,375,000	—	—	—	—	—
	3/19/2018	—	—	—	—	603,990	—	682,780	27,311
James Brett		$—	$1,875,000	$4,687,500	—	—	—	—	—

(1)

Represents possible payouts under the AIP for fiscal 2018. For Messrs. Brotman and Brett, no amount is included in the “Threshold” column for their AIP awards because they were entitled to receive bonuses at a minimum level equal to their target annual bonus for fiscal 2018.

(2)

Represents shares of restricted stock granted under the 2011 Equity Incentive Plan that are subject to performance-based vesting. These restricted shares vest based on upon achievement of annual EBITDA of $350M (and for Mr. Brotman upon the achievement of an EBITDA of $300 million in any given fiscal year, 402,660 shares shall vest; and thereafter, if an EBITDA of $350 million to $500 million (the “Range”) is achieved in any given fiscal year, then the above vesting shall increase between 0% and 50% in proportion to the EBITDA increase within the Range up to a maximum vesting increase of 50% at the $500 million EBITDA threshold (603,990 shares of Class A common stock), provided that in all cases such EBITDA targets are sustained at such level for a period of six (6) calendar months thereafter). The shares are also subject to adjustment in good faith by the Committee to reflect future acquisitions and dispositions, and provided that the Named Executive Officer has remained in continuous employment from the grant date through the vesting date (except as noted in “Potential Payments Upon Termination or a Change in Control” below).

(3)

Represents shares of restricted stock granted under the 2011 Equity Incentive Plan that are subject to time-based vesting. For the Named Executive Officers other than Mr. Brotman, 40% of these shares will vest on the second anniversary of the grant date (February 21, 2018) and an additional 20% of the shares will vest on each of the next three anniversaries of the grant date, in each case, generally subject to the Named Executive Officer’s continued employment through the applicable vesting date (except as noted in “Potential Payments Upon Termination or a Change in Control” below). The restricted shares granted to Mr. Brotman vest these shares vest in equal annual installments on each of the first four anniversaries of the grant date (March 19, 2018), generally subject to his continued employment through the applicable vesting date (except as noted in “Potential Payments Upon Termination or a Change in Control” below).

(4)

These amounts represent the aggregate grant date fair value of the stock awards calculated in accordance with ASC 718-Compensation-Stock Compensation, excluding the effect of estimated forfeitures. For the award subject to performance conditions, the amount reflects an aggregate grant date fair value of $0 based on the probable outcome of the performance conditions. The maximum grant date fair value of these awards was $14,006 for Mr. Nicholson, $3,992 for Mr. Zanna, $11,905 for Ms. Wadle, $9,804 for Ms. Markoe and $24,160 for Mr. Brotman. See note 6 to the Summary Compensation Table above.

OUTSTANDING EQUITY AWARDS AT FISCAL 2018 YEAR-END

The following table sets forth information regarding the outstanding awards under our 2011 Equity Incentive Plan held by our Named Executive Officers at the end of fiscal 2018. For awards granted prior to fiscal 2018, the numbers of shares and exercise prices, as applicable, reported in the table have been adjusted to take into account the reverse stock split that we effectuated in 2017.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(3)	Market Value of Shares of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)(4)
Michael Nicholson	1/11/2016	120	80	—	1,000.00	1/11/2026	—	—	—	—
	1/11/2016	—	—	—	—	—	100	32	150	48
	2/21/2018	—	—	—	—	—	350,140	112,045	350,140	112,045

Vincent Zanna	5/10/2016	10	15	—	1,000.00	5/10/2026	—	—	—	—
	6/29/2016	5	4	4	1,000.00	6/29/2026	—	—	—	—
	2/21/2018	—	—	—	—	—	99,790	31,933	99,790	31,933

Libby Wadle	5/10/2016	—	—	—	—	—	75	24	100	32
	6/29/2016	136	52	188	1,000.00	6/29/2026	—	—	—	—
	2/21/2018	—	—	—	—	—	297,620	95,238	297,620	95,238

Lynda Markoe	5/10/2016	—	—	—	—	—	37	12	50	16
	6/29/2016	77	28	105	1,000.00	6/29/2026	—	—	—	—
	2/21/2018	—	—	—	—	—	245,100	78,432	245,100	78,432

Adam Brotman	3/19/2018	—	—	—	—	—	682,780	218,490	603,990	193,277

James Brett	10/3/2017	—	—	—	—	—	—	—	2,113,036	676,172

(1)

Represents time-based stock options that were unvested as of the end of fiscal 2018. Mr. Nicholson’s stock option vests in equal installments on the first five anniversaries of the grant date. The stock option granted to Mr. Zanna on May 10, 2016 vests in equal installments on each of the first five anniversaries of the grant date and the stock option granted to him on June 29, 2016 was vested as to 1/5 of the shares on the grant date and vests as to an additional 1/5 of the shares on each of the first four anniversaries of the grant date. The stock option granted to Ms. Wadle vested as to 84 shares on the first anniversary of the grant date and vests as to the remainder of the shares on each of the second, third, fourth and fifth anniversaries of the grant date. The stock option granted to Ms. Markoe vested as to 48 of the shares on the first anniversary of the grant date and vests as to the remainder of the shares on each of the second, third, fourth and fifth anniversaries of the grant date. Continued employment through the applicable vesting date is generally required in order for the stock option to vest (except as noted in “Potential Payments Upon Termination or a Change in Control” below).

(2)	Represents performance-based stock options that were unvested as of the end of fiscal 2018.
(3)

Represents shares of time-based restricted stock that were unvested as of the end of fiscal 2018. The restricted shares granted to Mr. Nicholson on January 11, 2016 will vest as to 20% of the shares on each of the first, second, third, fourth and fifth anniversaries of the grant date. The restricted shares granted to Ms. Wadle and Ms. Markoe on May 10, 2016 will vest as to 25% of the shares on each of the second, third, fourth and fifth anniversaries of the grant date. The restricted shares granted to Messrs. Nicholson and Zanna and Mses. Wadle and Markoe on February 21, 2018 will vest as to 40% of the shares on the second anniversary of the grant date and as to an additional 20% of the shares on each of the third, fourth and fifth anniversaries of the grant date. The restricted shares granted to Mr. Brotman will vest in equal installments on the first four anniversaries of the grant date. Continued employment through the applicable vesting date is generally required in order for the restricted shares to vest (except as noted in “Potential Payments Upon Termination or a Change in Control” below).

(4)	The fair market value of a share of our Class A common stock as of the last business day of fiscal 2018 was $0.32.

(5)

Represents shares of performance-based restricted stock that were unvested as of the end of fiscal 2018. These restricted shares vest based on upon achievement of annual EBITDA of $350M (or, for Mr. Brotman under the terms described above), subject to adjustment in good faith by the Committee to reflect future acquisitions and dispositions, and provided that the Named Executive Officer has remained in continuous employment from the grant date through the vesting date (except as noted in “Potential Payments Upon Termination or a Change in Control” below).

 OPTION EXERCISES AND STOCK VESTED—FISCAL 2018

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)(1)	Value realized on exercise ($)(1)	Number of shares acquired on vesting (#)(2)	Value realized on vesting ($)(3)
Michael Nicholson	—	—	50	2
Vincent Zanna	—	—	—	—
Libby Wadle	—	—	25	1
Lynda Markoe	—	—	13	1
Adam Brotman	—	—	—	—
James Brett	—	—	—	—

(1)	None of the Named Executive Officers exercised any stock options in fiscal 2018.
(2)	Represents shares of restricted stock that vested during fiscal 2018.
(3)	Represents the value realized by the applicable Named Executive Officer on the date the restricted stock vested, which in all cases was based on a per share fair market value of $0.04 per share.

Potential Payments Upon Termination or Change IN Control

As described above under Employment Agreements, we have employment agreements with the Named Executive Officers under which we are required to pay severance payments and benefits in connection with certain terminations of employment. The following is a description of the severance, termination and change in control benefits payable to each of our Named Executive Officers pursuant to their respective agreements and our equity incentive plans as in effect during fiscal 2018. This disclosure assumes the applicable triggering date occurred on February 2, 2019, the last business day of fiscal 2018 for all of the Named Executive Officers except Mr. Brett. The disclosure for Mr. Brett describes the actual severance benefits that he became entitled to in connection with his termination of employment. Payment of all severance payments and benefits is conditioned upon the signing of a release by the Named Executive Officer or his or her estate, as applicable, and continued adherence to any applicable restrictive covenants.

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

Pursuant to the Nicholson Agreement, we may terminate Mr. Nicholson’s employment upon his disability, which is generally defined in the Nicholson Agreement as Mr. Nicholson’s inability to perform his duties for a 90-day period as a result of his incapacity due to physical or mental illness, and Mr. Nicholson’s employment automatically terminates upon his death. The Nicholson Agreement provides that if Mr. Nicholson’s employment is terminated due to death or disability, he will be entitled to (i) the annual bonus earned for the fiscal year immediately prior to his termination date (to the extent not yet paid), (ii) the annual bonus, if any, to which he would otherwise have been entitled for the fiscal year of his death or disability based on actual performance, pro-rated for the period completed as of the date of his death or disability, (iii) any bonus payable under the TIP (based on actual performance) for the performance period during which his death or disability occurs and the performance period that next follows the performance period in which his death or disability occurs, and (iv) full vesting of time-based equity awards, pro-rated for the portion of the vesting period completed as of the date of his death or disability.

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

Under the terms of the Nicholson Agreement, upon a termination by the Company without cause or by Mr. Nicholson for good reason, Mr. Nicholson will be entitled to (i) continued base salary and medical benefits for a period of twelve months (his severance period), (ii) any annual bonus earned but unpaid for the year immediately prior to his termination date, (iii) an amount equal to his target annual bonus, payable in monthly installments over his severance period, (iv) a pro-rata portion of the annual bonus, if any, to which he would otherwise have been entitled, based on actual performance with respect to the year in which he terminates employment, (v) an additional twelve months’ vesting credit for any time-based vesting equity awards, (vi) if, within six months of Mr. Nicholson’s termination of employment, the Company experiences a change in control or the performance goals applicable to the performance-based vesting equity are satisfied, the performance-based vesting equity awards will vest to the same extent such equity would have vested had Mr. Nicholson remained employed by the Company, (vii) if such termination occurs within two years following a change in control, full vesting of time-based vesting options (or any deferred cash or property issued in substitution therefor) and (viii) payment of the TIP award for the performance period in which the termination of employment occurs, and the performance period that ends next following the performance period in which his termination of employment occurs, based on actual performance and payable at the same time or times provided in the TIP.

In addition, with respect to Mr. Nicholson’s retention bonus, upon a termination by us without cause, by Mr. Nicholson with good reason, or by reason of Mr. Nicholson’s death or disability, in each case, after July 1, 2018 and on or before May 1, 2019, a prorated portion of the next scheduled installment of Mr. Nicholson’s retention bonus ($1 million) will be paid.

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

Vincent Zanna

Pursuant to the employment agreement between us and Mr. Zanna, effective April 1, 2018 (the “Zanna Agreement”), the payment and/or benefits we have agreed to pay or provide Mr. Zanna on a termination of his employment vary depending on the reason for such termination.

Pursuant to the Zanna Agreement, we may terminate Mr. Zanna’s employment upon his disability, which is generally defined in the Zanna Agreement as Mr. Zanna’s inability to perform his duties for a 90 day period as a result of his incapacity due to physical or mental illness. The Zanna Agreement provides that if Mr. Zanna’s employment is terminated for any reason, he will be entitled to any earned but unpaid base salary, any reimbursements owed under applicable Company policy, and any vested benefits under any employee benefit plans, with the treatment of any equity grants to be determined in accordance with the terms of the applicable equity grant agreements.

We may terminate Mr. Zanna’s agreement with or without cause. For purposes of the Zanna Agreement, “cause” is generally defined under the Zanna Agreement as Mr. Zanna’s (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of securities laws, or having been found by any court or governmental authority or agency to have committed any such violation; (b) willful misconduct or gross negligence in connection with his performance of duties; (c) willful and material breach of the Zanna Agreement, including without limitation, his failure to perform his duties and responsibilities (provided that he be given written notice and has 30 days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission by Mr. Zanna adverse to our reputation; (e) willful disclosure of any confidential information to persons not authorized to know such information; or (f) his violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, our Code of Ethics and Business Practices or any legal or regulatory obligations or requirements (provided that he has 30 days to cure to the extent such violation is reasonably susceptible to cure). Furthermore, if subsequent to the termination of Mr. Zanna’s employment it is determined that he could have been terminated for cause, Mr. Zanna’s employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Mr. Zanna.

Mr. Zanna may terminate his employment with us for good reason, or without good reason upon at least two months’ advance notice. For these purposes, “good reason” is generally defined under the Zanna Agreement as either (a) any action by us that results in a material and continuing diminution of Mr. Zanna’s position, authority, duties or responsibilities, including an adverse change in his title or a change such that he no longer directly reports to the Chief Operating Officer, the Chief Executive Officer or the President of J.Crew Group, Inc., (b) a material reduction in his base salary or annual bonus opportunity, or (c) a relocation of more than 50 miles of his principal place of employment, in each case without Mr. Zanna’s written consent. Mr. Zanna’s employment will also terminate upon his death.

Under the terms of the Zanna Agreement, upon a termination by the Company without cause or by Mr. Zanna for good reason, Mr. Zanna will be entitled to (i) continued base salary and medical benefits for a period of twelve months (his severance period), (ii) any annual bonus earned but unpaid for the year immediately prior to his termination date, (iii) an amount equal to his target annual bonus, payable in monthly installments over his severance period, and (iv) a pro-rata portion of the annual bonus, if any, to which he would otherwise have been entitled, based on actual performance with respect to the year in which he terminates employment.

Libby Wadle

Pursuant to the employment agreement between us and Ms. Wadle, dated November 28, 2011 (the “Wadle Agreement”), the payments and/or benefits we have agreed to pay or provide Ms. Wadle on a termination of her employment vary depending on the reason for such termination.

Pursuant to the Wadle Agreement, we may terminate Ms. Wadle’s employment with us upon her disability, which is generally defined in the Wadle Agreement as Ms. Wadle’s inability to perform her duties for a 90-day period as a result of her incapacity due to physical or mental illness or injury and failure to return to work within 30 days of receiving notice from the Company. Upon Ms. Wadle’s employment termination for any reason, including her death or disability, she (or her estate) will be entitled to any earned but unpaid base salary, any reimbursements owed under any applicable Company policy, and any vested amount arising out of any Company employee benefit plan, with such amounts payable pursuant to the plan’s terms.

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

Lynda Markoe

Pursuant to the employment agreement between us and Ms. Markoe, dated September 14, 2017 (the “Markoe Agreement”), the payments and/or benefits we have agreed to pay or provide Ms. Markoe on a termination of her employment vary depending on the reason for such termination.

Pursuant to the Markoe Agreement, we may terminate Ms. Markoe’s employment with us upon her disability, which is generally defined in the Markoe Agreement as Ms. Markoe’s inability to perform her duties for a 90-day period as a result of her incapacity due to physical or mental illness and failure to return to work within 30 days of notice by the Company. Upon Ms. Markoe’s employment termination for any reason, including her death or disability, she (or her estate) will be entitled to any earned but unpaid base salary, any reimbursements owed under any applicable Company policy, and any vested amount arising out of any Company employee benefit plan, with such amounts payable pursuant to the plan’s terms.

In addition, we may terminate Ms. Markoe’s employment with or without cause. For these purposes, “cause” is generally defined under the Markoe Agreement as Ms. Markoe’s (a) indictment for a felony or any crime involving moral turpitude or being charged or sanctioned by the federal or state government or governmental authority or agency with violations of securities laws, or having been found by any court or governmental authority or agency to have committed any such violation; (b) willful misconduct or gross negligence in connection with her performance of duties; (c) willful and material breach of the Markoe Agreement, including without limitation, her failure to perform her duties and responsibilities (provided that she be given written notice and has 30 days to cure to the extent such violation is reasonably susceptible to cure); (d) fraudulent act or omission by Ms. Markoe adverse to our reputation; (e) disclosure of any confidential information to persons not authorized to know such information; or (f) her violation of or failure to comply with any material Company policy or any legal or regulatory obligations or requirements, including without limitation, our Code of Ethics and Business Practices or any legal or regulatory obligations or requirements (provided that she has 30 days to cure to the extent such violation is reasonably susceptible to cure). Furthermore, if subsequent to the termination of Ms. Markoe’s employment it is determined that she could have been terminated for cause, Ms. Markoe’s employment, at our election, shall be deemed to have been terminated for cause, in which event we would be entitled to immediately cease providing any severance benefits described below and to recover any severance benefits previously paid to Ms. Markoe.

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

Upon a termination of Ms. Markoe’s employment by the Company without cause, by Ms. Markoe for good reason, or upon the Company’s election not to renew the Markoe Agreement, Ms. Markoe will be entitled to (i) continued base salary, medical benefits, and a payment equal to her target annual bonus for a period of twelve months, (ii) any annual bonus earned but unpaid for the year immediately prior to her termination date, (iii) an amount equal to her target annual bonus, paid in monthly installments, and (iv) a pro- rata portion of any annual bonus she would otherwise have been entitled to receive, based on actual performance for the year of the termination. Except in the event that Ms. Markoe’s employment terminates within twenty-four months after a change in control, any continued base salary payments would be offset by compensation Ms. Markoe receives from a new employer, and her right to continuing medical benefits would cease immediately if she becomes eligible for coverage under another group health plan. To receive the benefits described above, Ms. Markoe must sign a general release with the Company.

Adam Brotman

Pursuant to Mr. Brotman’s employment agreement and non-disclosure agreement (collectively, the “Brotman Agreement”), the payments and/or benefits we agreed to pay or provide to Mr. Brotman upon a termination of his employment vary depending on the reason for such termination.

We may terminate Mr. Brotman’s employment with or without cause. For purposes of the Brotman Agreement, “cause” means (i) an indictment, conviction or admission of any crime involving dishonesty, violence, or moral turpitude; (ii) willful misconduct or gross negligence in connection with the performance of his duties to the Company; (iii) willful and material breach of any representation or covenants in the Brotman NDA and willful and material failure to perform duties and responsibilities (other than as a result of illness); (iv) a fraudulent act or omission by Mr. Brotman adverse to the reputation of the Company or any affiliate; (v) the disclosure of any confidential information that is adverse to the Company’s reputation or operations; (vi) the use of alcohol or drugs which violates Company policy or materially interferes with his duties to the Company and compromises the integrity of the Company; (vii) excessive absence from work other than as a result of disability; and (viii) the material violation of or failure to comply with Company policies, provided that in the case of (iii), (vi), (vii) or (viii) Mr. Brotman has thirty days to cure certain such violation to the extent curable.

Mr. Brotman may resign his employment with or without good reason. For purposes of the Brotman Agreement, “good reason” means (i) the Company’s material breach of the Brotman Agreement or any other material contractual obligation to Mr. Brotman, (ii) a material and continuing reduction of his duties, position or responsibilities; (iii) a failure or refusal to timely pay, or a material reduction in the amount of, his annual salary, annual bonus opportunity, performance incentive bonus, sign-on bonus and/or severance, and/or (iv) a material change (by 35 miles or more) in the geographic location of his primary work facility or location, subject to notice and an opportunity to cure.

Pursuant to the terms of the Brotman Agreement, his sign-on bonus, annual salary, annual bonus and severance for the first two years of his employment is guaranteed in a minimum gross amount of $8 million, in all circumstances other than a discharge for cause and/or resignation without good reason. As a result, in the event that Mr. Brotman’s employment terminates for any reason other than cause or resignation without good reason, he will be paid the balance of these amounts. In addition, upon a termination by the Company without cause or by Mr. Brotman for good reason, in either case more than eighteen months following the start date of his employment, and if the Company does not consent to his written request to waive his post-employment non-competition covenant, Mr. Brotman will be entitled to (i) a prorated annual bonus payable in the form of a lump sum, based on actual performance, (ii) continued base salary for twelve months, and (iii) reimbursement for out-of-pocket COBRA payments. If Mr. Brotman’s employment is terminated by the Company without cause or by Mr. Brotman for good reason after the two-year anniversary of the start date of his employment with the Company, his rights to receive salary continuation payments and COBRA reimbursements will terminate immediately upon the date that he becomes employed or retained by another entity as an employee, consultant, or otherwise.

James Brett

On November 17, 2018, Mr. Brett resigned from his position as Chief Executive Officer. In connection with his separation, Mr. Brett entered into a General Release that set forth the terms and conditions of his separation. Specifically, Mr. Brett was entitled to receive: (i) the payment of an amount equal to his base salary at an annual rate of $1,250,000 for a period of 18 months following the Separation Date, (ii) a monthly amount that, after all applicable taxes are paid, is equivalent to his monthly COBRA premium for a period of 18 months following the Separation Date, (iii) a cash bonus payment for the 2018 fiscal year equal to the amount he would have been entitled to receive had his employment not terminated (with any subjective goals being treated as achieved at target), prorated for the number of days during the 2018 fiscal year that Mr. Brett was employed by the Company, to be paid when bonuses are generally paid to employees of the Company, (iv) a cash bonus payment of $2,812,500, to be paid over a period of 18 months in equal monthly installments following the Separation Date and (v) a cash bonus payment of $750,000, representing the unpaid amount of Mr. Brett’s signing bonus, to be paid as soon as reasonably practicable following the Separation Date. In addition, the General Release grants Mr. Brett an additional 18 months of service credit with respect to time-vesting management equity granted to him, and in the event certain performance vesting conditions are satisfied or a change of control of the Company occurs, in either case within 12 months of the Separation Date, Mr. Brett’s management equity that vests based on satisfaction of such performance conditions or a change of control shall vest as if Mr. Brett was employed by the Company at the time. Mr. Brett’s entitlement to the foregoing payments and benefits is subject to his continuing compliance with the terms of the General Release as well as the terms and conditions of the employment agreement between Mr. Brett and the Company dated May 30, 2017, which includes covenants relating to non-solicitation, non-disparagement and confidentiality. Mr. Brett is also entitled to full vesting of his performance-vesting management equity awards if there is a change in control before November 17, 2019.

Equity Plan

None of the options to purchase shares of our common stock or restricted shares held by our Named Executive Officers and granted under our 2011 Equity Incentive Plan will vest solely because of a “change in control.” However, stock options and/or restricted shares granted to our Named Executive Officers under the plan may provide for the acceleration of the vesting schedule in the event of the termination by us of a Named Executive Officer’s employment without cause or the termination by the Named Executive Officer for good reason within two years following a change in control. Unvested shares of restricted stock held by Mr. Nicholson will fully vest upon a change in control, unless cashed out, or assumed by the acquirer.

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

If any of the events described above had occurred on February 2, 2019 and the Committee exercised its discretion to cash-out each outstanding and unvested equity award (including performance-based awards) held by the Named Executive Officers as of such date, then each Named Executive Officer would have received an amount equal to the amount disclosed with respect to such Named Executive Officer in “Equity-Based Incentive Compensation” row of the tables below. For purposes of this calculation, we have assumed that the value per share received in connection with such event would be equal to 0.32 per share for Class A common stock, which was the valuation of this class of stock on the last business day of fiscal 2018.

The following tables estimate the amounts that would be payable to our Named Executive Officers if their employment terminated on February 2, 2019 and a change in control occurred on such date. All severance payments and benefits payable to our Named Executive Officers upon a termination of employment by us without cause or by the executive with good reason are subject to the Named Executive Officer’s execution of a valid general release and waiver of all claims against the Company and compliance with applicable non-competition, non-solicitation and confidential information restrictions.

Michael Nicholson

	Termination by the Company without Cause, or by Executive for Good Reason		Death/Disability		Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason
Cash Severance	$2,950,000	(1)	$950,000	(2)	$2,950,000	(1)
Equity-Based Incentive Compensation	$16	(3)	$21,232	(5)	$112,077	(6)
Other Benefits	$21,232	(4)	—		$21,232	(4)

(1)

Represents amount equal to (i) continued payment of base salary ($1,000,000) for one year following termination, (ii) an amount equal to Mr. Nicholson’s target annual cash incentive award ($1,000,000), (iii) the pro-rata annual cash incentive award for the fiscal year in which Mr. Nicholson’s termination of employment occurs (which was $250,000 for fiscal 2018), (iv) a $700,000 payment which represents a pro rata portion of the next scheduled $1,000,000 unpaid installment of Mr. Nicholson’s remaining retention bonus payment, and (v) an amount equal to his TIP award for the performance period ending on February 2, 2019 ($0) and for the following performance period based on actual performance (potential future TIP award has not been included as it is not estimable at this time).

(2)

Upon a termination of employment due to death or disability, Mr. Nicholson would be entitled to receive (i) the annual bonus to which he would otherwise have been entitled for the fiscal year of his death or disability ($250,000), (ii) a $700,000 payment which represents a pro rata portion of the next scheduled $1,000,000 unpaid installment of Mr. Nicholson’s remaining retention bonus payment, (iii) an amount equal to his TIP award for the performance period ending on February 2, 2019 ($0) and for the following performance period based on actual performance (potential future TIP award has not been included as it is not estimable at this time) and (iv) full vesting of time-based equity, pro-rated for the portion of the vesting period completed as of the date of death or disability.

(3)

Represents an amount equal to (a) the number of shares underlying Mr. Nicholson’s unvested time-based stock options as of February 2, 2019 that would have vested in the 12 months following the termination date, multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option and (b) the number of shares underlying Mr. Nicholson’s unvested time-based restricted stock as of February 2, 2019 that would have vested in the 12 months following the termination date. Should the applicable performance conditions be satisfied in the 6 months following the termination date, Mr. Nicholson would also be eligible for an amount equal to the number of shares underlying the performance-vesting portion of his restricted stock awards that would have vested had he remained employed through the date the performance conditions were satisfied. No amounts have been included for any performance-based restricted stock.

(4)

Represents an amount equal to the Company’s total COBRA cost for Mr. Nicholson to continue coverage under the Company’s health insurance plan for one year assuming that Mr. Nicholson did not obtain other employment during that period.

(5)

Represents an amount equal to the prorated vesting of a portion of (a) Mr. Nicholson’s unvested stock options as of February 2, 2019 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option and (b) Mr. Nicholson’s unvested restricted stock as of February 2, 2019 multiplied by the valuation of the applicable class of common stock as of that date. No amounts have been included for any performance-based restricted stock.

(6)

Represents an amount equal to the number of shares underlying all of (a) Mr. Nicholson’s unvested stock options as of February 2, 2019 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option and (b) Mr. Nicholson’s unvested restricted stock as of February 2, 2019 multiplied by the valuation of the applicable class of common stock as of that date. No amounts have been included for any performance-based restricted stock.

Vincent Zanna

	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason		Death/Disability	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason
Cash Severance	$850,000	(1)	—	$850,000	(1)
Equity-Based Incentive Compensation	—		—	$31,933	(3)
Other Benefits	$21,232	(2)	—	$21,232	(2)

(1)

Represents amount equal to (i) continued payment of base salary ($500,000) for one year following termination, (ii) an amount equal to Mr. Zanna’s target annual cash incentive award ($250,000) payable in twelve monthly installments, and (iii) a prorated annual cash incentive award that he would have otherwise received for fiscal 2018 (which was $100,000 for fiscal 2018).

(2)

Represents an amount equal to the Company’s total COBRA cost for Mr. Zanna to continue coverage under the Company’s health insurance plan for one year assuming that Mr. Zanna did not obtain other employment during that period.

(3)

Represents an amount equal to the number of shares underlying all of (a) Mr. Zanna’s unvested stock options as of February 2, 2019 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option and (b) Mr. Zanna’s unvested restricted stock as of February 2, 2019 multiplied by the valuation of the applicable class of common stock as of that date.

Libby Wadle

	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason		Death/Disability	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason
Cash Severance	$1,700,000	(1)	—	$1,700,000	(2)
Equity-Based Incentive Compensation	—		—	$95,262	(3)
Other Benefits	$21,232	(4)	—	$21,232	(4)

(1)

Represents amount equal to (i) continued payment of base salary ($850,000) for one year following termination, and (ii) the pro-rata annual cash incentive award for the fiscal year in which Ms. Wadle’s termination of employment occurs (which was $850,000 for fiscal 2018).

(2)

Represents amount equal to (i) continued payment of base salary ($850,000) for one year following termination assuming that Ms. Wadle does not obtain other paid employment during that period and (ii) a prorated annual cash incentive award that she would have otherwise received for fiscal 2018 (which was $850,000 for fiscal 2018).

(3)

Represents an amount equal to (a) the number of shares underlying all of Ms. Wadle’s unvested stock options as of February 2, 2019 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option and (b) Ms. Wadle’s unvested restricted stock as of February 2, 2019 multiplied by the valuation of the applicable class of common stock as of that date.

(4)

Represents an amount equal to the Company’s total COBRA cost for Ms. Wadle to continue coverage under the Company’s health insurance plan for one year assuming that Ms. Wadle did not obtain other employment during that period.

Lynda Markoe

	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason		Death/Disability	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason
Cash Severance	$1,162,500	(1)	—	$1,162,500	(2)
Equity-Based Incentive Compensation	—		—	$78,444	(3)
Other Benefits	$—	(4)	—	$—	(4)

(1)

Represents amount equal to (i) continued payment of base salary ($600,000) for one year following termination (her severance period), (ii) an amount equal to Ms. Markoe’s target annual bonus ($450,000), payable in equal monthly installments over her severance period, and (iii) the pro-rata annual cash incentive award for the fiscal year in which Ms. Markoe’s termination of employment occurs (which was $112,500 for fiscal 2018).

(2)

Represents amount equal to (i) continued payment of base salary ($600,000) for one year following termination (her severance period) assuming that Ms. Markoe does not obtain other paid employment during that period, (ii) an amount equal to Ms. Markoe’s target annual bonus (which was $450,000 for fiscal 2018), payable in equal monthly installments over her severance period, and (iii) a prorated annual cash incentive award that she would have otherwise received for fiscal 2018 (which was $112,500 for fiscal 2018).

(3)

Represents an amount equal to (a) the number of shares underlying all of Ms. Markoe’s unvested stock options as of February 2, 2019 multiplied by the spread between the valuation of the applicable class of common stock as of that date and the applicable exercise price of each stock option, and (b) Ms. Markoe’s unvested restricted stock as of February 2, 2019 multiplied by the valuation of the applicable class of common stock as of that date.

(4)

Represents an amount equal to the Company’s total COBRA cost for Ms. Markoe to continue coverage under the Company’s health insurance plan for one year assuming that Ms. Markoe did not obtain other employment during that period.

Adam Brotman

	Termination (i) by the Company without Cause, or (ii) by Executive for Good Reason		Death/Disability	Change in Control-Termination of Employment by the Company without Cause or by Executive for Good Reason
Cash Severance	$4,686,538	(1)	—	$4,686,538	(1)
Equity-Based Incentive Compensation	—		—	$—	(2)

(1)

Represents amount equal to (i) continued payment of base salary ($900,000) for the period ending two years from Mr. Brotman’s date of hire, (ii) the unpaid portion of his signing bonus as of February 2, 2019 ($1,000,000), (iii) an amount equal to Mr. Brotman’s target annual bonus for fiscal 2018 ($1,350,000), and (iv) an amount equal to Mr. Brotman’s target annual bonus for fiscal 2019 ($1,350,000).

(2)	Represents an amount equal to Mr. Brotman’s unvested restricted stock as of February 2, 2019 multiplied by the valuation of the applicable class of common stock as of that date.

PAY RATIO

In accordance with the requirements of Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees (other than our principal executive officer) to the annual total compensation of our principal executive officer. Under SEC rules, the median employee is only required to be identified once every three years if there have not been any changes in our employee population or compensation arrangements that we reasonably believe would significantly affect our pay ratio disclosure. There were no changes to our workforce or compensation arrangements during fiscal 2018 that we reasonably believe would significantly affect our pay ratio disclosure and, therefore, we did not re-identify our median employee for fiscal 2018.

Methodology for Identifying Our “Median Employee”

For fiscal 2017, we identified our median employee as follows:

Identifying and Adjusting our Employee Population

To identify the median of the annual total compensation of all of our employees (other than our principal executive officer), we first identified our total employee population from which we determined our “median employee”. We determined that, as of February 3, 2018, the last day in our 2017 fiscal year, our employee population consisted of approximately 12,400 individuals consisting of full-time, part-time, seasonal and temporary employees.

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

Determination of Annual Total Compensation of our Median Employee and our Principal Executive Officer

Using this same median employee for fiscal 2018, we calculated such employee’s annual total compensation for fiscal 2018 using the same methodology we used for purposes of determining the annual compensation of our Named Executive Officers for 2018, which was $7,067.

For purposes of the compensation of our principal executive officer, we used the fiscal 2018 annual compensation for Mr. Nicholson, who has served as our principal executive officer since Mr. Brett’s resignation in November 2018, as reported in the “Total” column in the Summary Compensation Table above, which was $1,775,006.

Accordingly, we estimate that the ratio of the annual total compensation of our principal executive officer for fiscal 2018 to the median of the annual total compensation of all of our employees for fiscal 2018 (other than our principal executive officer) was 251-to-1.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above.

Director Compensation

The following table sets forth information regarding compensation for each of the Company’s non-management directors for fiscal 2018. Messrs. Coulter, Danhakl and Sokoloff were representatives of our Sponsors during fiscal 2018. As a result, these directors are not individually compensated by the Company.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
James Coulter	$—	$—	$—	$—	$—
Millard S. Drexler(1)	$2,209,308	$—	$—	$—	$2,209,308
John Danhakl(2)	$—	$—	$—	$—	$—
Richard Feintuch	$125,000	$—	$—	$2,252	$127,252
Seth Farbman	$75,000	$280	$—	$205	$75,485
Chad Leat(3)	$125,000	$—	$—	$—	$125,000
Jonathan Sokoloff	$—	$—	$—	$—	$—
Carrie Wheeler	$—	$—	$—	$—	$—
James Brett(4)	$—	$—	$—	$—	$—

(1)

On January 18, 2019, Millard S. Drexler resigned from the Board of Directors and as Chairman of the Board, effective immediately. Mr. Drexler will continue to serve as a strategic advisor to the CEO Office and the Board of Directors.

(2)	On February 1, 2019, John Danhakl tendered his resignation from the Board of Directors, effective as of February 2, 2019.
(3)	On January 18, 2019, Chad Leat was appointed as Chairman of the Board, effective immediately.
(4)	On November 17, 2018, James Brett stepped down as a director, effective as of November 17, 2018.

Compensation of Directors for Fiscal 2018

None of the representatives of our Sponsors receive individual compensation from us for serving on the Board. Prior to his resignation, Mr. Brett received no additional compensation for his service as a director. The compensation received by Mr. Brett for his service as our Chief Executive Officer during fiscal 2018 is included in the Summary Compensation Table included in this Form 10-K. In exchange for services as a director in 2018, each of Messrs. Feintuch and Leat received a $125,000 annual retainer. Mr. Farbman received a cash retainer of $75,000. In Fiscal 2018, the Compensation Committee awarded Mr. Farbman a restricted stock award of 7,000 shares of common stock for his services as a member of the Board in Fiscal 2018 with a grant date fair value of $280. The Company pays on behalf of Messrs. Farbman and Feintuch the travel expenses related to their service on the Board. In fiscal 2018, Mr. Feintuch received $2,252 and Mr. Farbman received $205 toward travel expenses.

In connection with his transition away from his prior position as Chief Executive Officer, we entered into an amended and restated employment agreement with Mr. Drexler, dated July 7, 2017 and effective July 10, 2017. Pursuant to this agreement, Mr. Drexler continued to serve as Chairman of the Board. During this period, the Company paid to Mr. Drexler cash compensation of $1,400,000 per annum and paid to Drexler Ventures LLC, on behalf of Mr. Drexler, $1,000,000 per annum, in accordance with the Company’s regular payroll practices. Mr. Drexler resigned from the Board of Directors and as Chairman of the Board effective January 18, 2019.

Each of our directors receives a discount on most merchandise in our stores and through our e-commerce business, which we believe is a common practice in the retail industry.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of the Board of the Company for fiscal 2018 were Mr. Sokoloff and Ms. Wheeler. On February 13, 2019, Mr. Solomon replaced Mr. Sokoloff on the compensation committee. None of these committee members were officers or employees of the Company during fiscal 2018, were formerly Company officers or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board or compensation committee and any member of the Board or compensation committee of another company.

report of the compensation committee

The compensation committee of our Board has reviewed and discussed the “Compensation Discussion and Analysis” section with management. Based on the review and discussions, the compensation committee recommended that the Board include the “Compensation Discussion and Analysis” in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

Carrie Wheeler, Chairman

Michael Solomon

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

All of the outstanding shares of common stock of J.Crew Group, Inc. are held indirectly by Parent.

The following table describes the beneficial ownership of Parent’s Class A common stock, Series A Preferred Stock and Series B Preferred Stock, as of March 20, 2019, by each person known to the Company to beneficially own more than five percent of Parent’s common stock, each director, each executive officer named in the “Summary Compensation Table,” and all directors and executive officers as a group. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of Class A common stock underlying options beneficially owned by that person that are exercisable within 60 days following March 20, 2019. The beneficial ownership percentages reflected in the table below are based on 113,545,216 shares of Parent’s Class A common stock, 189,688 shares of Parent’s Series A Preferred stock with an aggregate liquidation preference of $196.1 million and 123,434.622 shares of Parent’s Series B Preferred stock outstanding as of March 20, 2019.

	Common Stock			Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficially Owned Class A Common Stock		Percent of Class A Common Stock	Amount and Nature of Beneficially Owned Series A Preferred	Percent of Series A	Amount and Nature of Beneficially Owned Series B Preferred		Percent of Series B
5% Shareholders(a)
Affiliates of TPG	63,148,857	(b)	55.6%	—	—	81,690.17	(c)	66.2%
Affiliates of LGP	23,747,144	(d)	20.9%	—	—	30,719.59	(e)	24.9%
Millard S. Drexler	7,725,549	(f)	6.8%	—	—	9,989.71	(g)	8.1%
Certain funds affiliated with Anchorage	4,834,102	(h)	4.3%	(h)	25.6%	—		—
Certain funds affiliated with GSO	4,523,836	(i)	4.0%	(i)	26.1%	—		—
Goldman Sachs	3,296,098	(j)	2.9%	(j)	15.5%	—		—

Directors and Executive Officers
James Coulter	63,148,857	(b)	55.6%	—	—	81,690.17	(c)	66.2%
Jonathan D. Sokoloff	23,747,144	(k)	20.9%	—	—	30,719.59	(k)	24.9%
Michael Solomon	23,747,144	(l)	20.9%	—	—	30,719.59	(l)	24.9%
Carrie Wheeler	—	(m)	*	—	—	—	(m)	*
Seth Farbman	—		—	—	—	—		—
Richard Feintuch	—		—	—	—	—		—
Chad Leat	—		—	—	—	—		—
James Brett	845,214		*	—	—	—		—
Adam Brotman	170,695	(n)	*	—	—	—		—
Lisa Greenwald	28	(o)	*	—	—	—		—
Lynda Markoe	77,729	(p)	*	—	—	100.38		*
Michael Nicholson	270	(q)	*	—	—	—		—
Libby Wadle	155,441	(r)	*	—	—	200.78		*
Vincent Zanna	21	(s)	*	—	—	—		—
All Executive Officers and Directors as a Group	87,300,185		76.9%	—	—	112,710.92		91.3%

* Indicates less than one percent of stock.

Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting, dispositive and investment power with respect to the indicated shares of common stock beneficially owned by them. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o J.Crew Group, Inc. 225 Liberty Street, New York, NY 10281.

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

(c)	Represents 81,690.17 shares of Series B Preferred Stock of Chinos Holdings, Inc. (the “TPG Series B Preferred Stock” and, together with the TPG Class A Stock, the “TPG Stock”) held by TPG Chinos.
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

(e)

Represents 23,164.07 shares of Series B Preferred stock held by GEI V, 6,948.66 shares of Series B Preferred stock held by GEI Side and 606.86 shares of Series B Preferred stock held by LGP Chino Coinvest. GEI Capital is the general partner of each of GEI V and GEI Side. GEI Capital may be deemed to have voting and dispositive power with respect to the 30,112.73 shares of Series B Preferred stock held by GEI V and GEI Side. GEI Capital expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. LGP Associates V is the manager of LGP Chino Coinvest. Peridot is the manager of LGP Associates V. The sole member and manager of Peridot is LGP. LGP is the manager of LGP Chino Coinvest and serves as the management company of GEI V and GEI Side. LGP may be deemed to have voting and dispositive power with respect to the 30,112.73 shares of Series B Preferred stock held by the LGP Funds and Peridot may be deemed to have voting and dispositive power with respect to the 606.86 of Series B Preferred Stock held by LGP Chino Coinvest. LGP and Peridot expressly disclaim beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein.

(f)

Represents 2,540,646 shares of Class A common stock held by The Drexler Family Revocable Trust, 1,956,288 shares of Class A common stock held by The Drexler 2008 Family Trust f/b/o Alexander Fischman Drexler, 1,956,287 shares of Class A common stock held by The Drexler 2008 Family Trust f/b/o Katherine Elizabeth Fischman Drexler, 635,160 shares of Class A common stock held by The 2012 Drexler Family GST Trust f/b/o Katherine Drexler and 635,161 shares of Class A common stock held by The 2012 Drexler Family GST Trust f/b/o Alexander Drexler. Includes 2,007 shares of Class A common stock that Mr. Drexler has the right to acquire within 60 days of March 20, 2019 upon the exercise of stock options.

(g)

Represents 3,285.57  shares of Series B Preferred stock held by The Drexler Family Revocable Trust, 2,530.68 shares of Series B Preferred stock held by The Drexler 2008 Family Trust f/b/o Alexander Fischman Drexler, 2,530.68 shares of Series B Preferred stock held by The Drexler 2014 Family Trust No. 2 f/b/o Katherine Elizabeth Fischman Drexler, 821.39 shares of Series B Preferred stock held by The 2012 Drexler Family GST Trust f/b/o Katherine Drexler  and 821.39 shares of Series B Preferred stock held by The 2012 Drexler Family GST Trust f/b/o Alexander Drexler.

(h)

Represents (i) 4,787,560 shares of Class A common stock and shares of Series A Preferred stock with an aggregate liquidation preference of $49.7 million held by Anchorage Capital Master Offshore Ltd., a Cayman limited company (“Anchorage Offshore”) and (ii) 46,542 shares of Class A common stock and shares of Series A Preferred stock with an aggregate liquidation preference of $0.5 million held by PCI Fund LLC, a Delaware limited liability company (“PCI” and, together with Anchorage Offshore, the “Anchorage Funds”). Anchorage Capital Group, L.L.C., a Delaware limited liability company (“Anchorage”), is the investment manager of each of Anchorage Offshore and PCI. Anchorage Advisors Management, L.L.C., a Delaware limited liability company (“Anchorage Management”), is the sole managing member of Anchorage. Kevin M. Ulrich is the Chief Executive Officer of Anchorage and the senior managing member of Anchorage Management. The business address of each of the Anchorage Funds, Anchorage and Anchorage Management is 610 Broadway, 6th Floor, New York, NY 10012.

(i)

Represents (i) 706,476 shares of Class A common stock and shares of Series A Preferred stock with an aggregate liquidation preference of $8.0 million held by GSO Credit-A Partners LP, a Delaware limited partnership (“GSO Credit-A”), (ii) 1,936,229 shares of Class A common stock and shares of Series A Preferred stock with an aggregate liquidation preference of $21.9 million held by GSO Credit Alpha Trading (Cayman) LP, a Cayman limited partnership (“GSO Credit Alpha”), (iii) 703,125 shares of Class A common stock and shares of Series A Preferred stock with an aggregate liquidation preference of $7.9 million held by GSO Churchill Partners LP, a Cayman limited partnership (“GSO Churchill”), (iv) 382,505 shares of Class A common stock and shares of Series A Preferred stock with an aggregate liquidation preference of $4.3 million held by GSO Aiguille Des Grands Montets Fund I LP, a Canada limited partnership (“GSO ADGM I”), (v) 297,293 shares of Class A common stock and shares of Series A Preferred stock with an aggregate liquidation preference of $3.4 million held by GSO Aiguille Des Grands Montets Fund II LP a Canada limited partnership (“GSO ADGM II”), (vi) 169,965 shares of Class A common stock and shares of Series A Preferred stock with an aggregate liquidation preference of $1.9 million held by GSO Aiguille Des Grands Montets Fund III LP, a Canada limited partnership (“GSO ADGM III”) and (vii) 328,243 shares of Class A common stock and shares of Series A Preferred stock with an aggregate liquidation preference of $3.7 million held by GSO Harrington Credit Alpha Fund (Cayman) LP, a Cayman limited partnership (“GSO Harrington” and, together with GSO Credit-A, GSO Credit Alpha, GSO Churchill, GSO ADGM I, GSO ADGM II and GSO ADGM III, the “GSO Funds”).

GSO Capital Partners LP, a Delaware limited partnership (“GSO”), manages, advises or sub-advises each of the GSO Funds. GSO Advisor Holdings L.L.C., a Delaware limited liability company, is a special limited partner of GSO with investment and voting power over the securities beneficially owned by GSO. Blackstone Holdings I L.P., a Delaware limited partnership, is the sole member of GSO Advisor Holdings L.L.C. Blackstone Holdings I/II GP Inc., a Delaware corporation, is the general partner of each of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. The Blackstone Group L.P., a Delaware limited partnership, is the controlling shareholder of Blackstone Holdings I/II GP Inc. Blackstone Group Management L.L.C., a Delaware limited liability company, is the general partner of The Blackstone Group L.P. Blackstone Group Management L.L.C. is controlled by Stephen A. Schwarzman, one of its founders. Bennett J. Goodman is an executive of GSO. The business address of each of these entities is c/o GSO 345 Park Avenue, 31st Floor, New York, NY 10154.

(j)

Represents 3,296,098 shares of Class A common stock and shares of Series A Preferred stock with an aggregate liquidation preference of $30.4 million held by Goldman Sachs & Co. LLC, a New York limited liability company (“Goldman Sachs & Co.”). Goldman Sachs & Co. is a direct or indirect subsidiary of The Goldman Sachs Group, Inc., a New York corporation (“GS Group”). The business address of Goldman Sachs and GS Group is 200 West Street, New York, NY 10282.

(k)

Mr. Sokoloff is a Managing Partner of LGP, and by virtue of this and the relationships described in Footnotes (d) and (e) above, may be deemed to share voting and dispositive power with respect to the 23,747,144 shares of Class A common stock and 30,719.59 shares of Series B Preferred stock beneficially owned by the LGP Funds. Mr. Sokoloff disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein. The business address of Mr. Sokoloff is c/o Leonard Green & Partners, 11111 Santa Monica Boulevard Suite 2000, Los Angeles, CA 90025.

(l)

Mr. Solomon is a Partner of LGP, and by virtue of this and the relationships described in Footnotes (d) and (e) above, may be deemed to share voting and dispositive power with respect to the 23,747,144 shares of Class A common stock and 30,719.59 shares of Series B Preferred stock beneficially owned by the LGP Funds. Mr. Solomon disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein. The business address of Mr. Solomon is c/o Leonard Green & Partners, 11111 Santa Monica Boulevard Suite 2000, Los Angeles, CA 90025.

(m)

Ms. Wheeler is a board appointee of TPG. Ms. Wheeler does not have voting or dispositive power over and disclaims beneficial ownership of the TPG Stock. The business address of Ms. Wheeler is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(n)	Includes 170,695 shares of Class A common stock held by Mr. Brotman.
(o)

Includes 12 shares of Class A common stock held by Ms. Greenwald and 16 shares of Class A common stock that Ms. Greenwald has the right to acquire within 60 days of March 20, 2019 upon the exercise of stock options.

(p)

Includes 77,640 shares of Class A common stock held by Ms. Markoe and 89 shares of Class A common stock that Ms. Markoe has the right to acquire within 60 days of March 20, 2019 upon the exercise of stock options.

(q)

Includes 150 shares of Class A common stock held by Mr. Nicholson and 120 shares of Class A common stock that Mr. Nicholson has the right to acquire within 60 days of March 20, 2019 upon the exercise of stock options.

(r)

Includes 155,305 shares of Class A common stock held by Ms. Wadle and 136 shares of Class A common stock that Ms. Wadle has the right to acquire within 60 days of March 20, 2019 upon the exercise of stock options.

(s)	Includes 21 shares of Class A common stock that Mr. Zanna has the right to acquire within 60 days of March 20, 2019 upon the exercise of stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Pursuant to the Stockholders Agreements, (i) the LGP Funds have the right to nominate, and have nominated, two directors to the Company’s Board, (ii) holders of the Series A Preferred Shares of Parent have the right to nominate, and have nominated, one director to the Company’s Board and (iii) TPG has the right to set the size of the Board and nominate the remaining directors. Pursuant to the Amended and Restated Certificate of Incorporation of the Company as well as the Stockholders Agreements, each director nominated by TPG has four votes for purposes of any Board action and each other director has one vote for purposes of any Board action. All decisions of the Board require the approval of a majority of the voting power held by the directors appointed in accordance with the Stockholders Agreements. In addition, the Stockholders Agreements provide that certain significant transactions regarding the Company and its parent companies require the consent of the LGP Funds.

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

Parent and Sponsors entered into a new management services agreement On July 13, 2017 (the “New Management Services Agreement”), pursuant to which the Sponsors provide Parent certain management services until December 21, 2021, with evergreen one year extensions thereafter. The New Management Services Agreement provides that the Sponsors will receive an aggregate annual retainer fee equal to the Advisory Fee under the Management Services Agreement less the accrued cash dividend in an amount equal to 5% of the liquidation preference on the outstanding Series A Preferred Stock of the Parent. The New Management Services Agreement provides that the Sponsors will be entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions equal to customary fees charged by internationally-recognized investment banks for serving as financial advisor in similar transactions. The New Management Services Agreement also provides for reimbursement for reasonable out-of-pocket expenses incurred by the Sponsors or their designees after the consummation of the Acquisition.

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

During fiscal years 2018, 2017 and 2016, KPMG LLP served as our independent registered public accounting firm and in that capacity rendered an unqualified opinion on our consolidated financial statements as of and for the three years ended February 2, 2019.

The following table sets forth the aggregate fees billed by our independent registered public accounting firm in each of the last two fiscal years:

	Fiscal 2018	Fiscal 2017
Audit fees	$1,352,826	$1,619,000
Audit-related fees	1,250,000	—
Tax fees	140,500	131,000
Total fees	$2,743,326	$1,750,000

Audit Fees

These amounts represent fees billed or expected to be billed by KPMG LLP for professional services rendered for the audits of the Company’s annual financial statements for fiscal 2018 and fiscal 2017 and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q. These audit fees also include (i) issuance of comfort letters to underwriters and lenders in connection with refinancing transactions and (ii) statutory audits of foreign subsidiaries.

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

For fiscal 2018, the Audit Committee established fee limits on pre-approved services outside the scope of the pre-approved annual audit engagement of up to $325,000 in the aggregate for statutory audits or financial audits for subsidiaries of the Company; up to $20,000 for audits of the Company’s 401(k) Savings Plan; up to $150,000 for sales and use tax compliance; up to $25,000 in the aggregate for VAT compliance and indirect tax advice for certain foreign subsidiaries; and up to $250,000 for services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings and assistance in responding to SEC comment letters. All services provided to the Company by its independent auditors for fiscal years 2018 and 2017 were pre-approved by the Audit Committee.

The Audit Committee is governed by a written charter, which is available free of charge on the investor relations section of our website at www.jcrew.com or upon written request to the Secretary of the Company, J.Crew Group, Inc., 225 Liberty Street, New York, New York 10281. The Audit Committee held four meetings in fiscal 2018.

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

4.2

New Exchange Notes Indenture, dated as of July 13, 2017, among J.Crew Brand, LLC, J.Crew Brand Corp., the guarantors party thereto and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 18, 2017.

4.3

New Money Notes Indenture, dated as of July 13, 2017, among J.Crew Brand, LLC, J.Crew Brand Corp., the guarantors party thereto and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 18, 2017.

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

4.6

New Exchange Notes Security Agreement, dated as of July 13, 2017, among J.Crew Brand, LLC, J.Crew Brand Corp., the guarantors party thereto and U.S. Bank National Association, as collateral agent. Incorporated by reference to Exhibit 4.5 to the Form 8-K filed on July 18, 2017.

4.7

New Money Notes Security Agreement, dated as of July 13, 2017, among J.Crew Brand, LLC, J.Crew Brand Corp., the guarantors party thereto and U.S. Bank National Association, as collateral agent. Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on July 18, 2017.

4.8

Intercreditor Agreement, dated as of July 13, 2017, among J.Crew Brand, LLC, J.Crew Brand Corp., the guarantors party thereto and U.S. Bank National Association, as collateral agent and trustee for the holders of the New Exchange Notes and for the holders of the New Money Notes. Incorporated by reference to Exhibit 4.7 to the Form 8-K filed on July 18, 2017.

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

10.7

Second Amendment to Credit Agreement, dated as of March 5, 2014, by and among J.Crew Group, Inc., Bank of America, N.A., as administrative agent and collateral agent, and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 11, 2014.

10.8

Amended and Restated Credit Agreement, dated as of March 5, 2014, by and among J.Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and collateral agent, and each lender from time to time party thereto. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 11, 2014.

10.9

Third Amendment to Credit Agreement, dated as of December 10, 2014, by and among J.Crew Group, Inc., Bank of America, N.A., as administrative agent and collateral agent, and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 11, 2014.

10.10

Fourth Amendment to Credit Agreement (Incremental Amendment), dated as of December 17, 2015, by and among J.Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 18, 2015.

10.11

Fifth Amendment to Credit Agreement and Consent to release of Mortgages, dated as of November 17, 2016, by and among J.Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 22, 2016.

10.12

Sixth Amendment to Credit Agreement (Incremental Amendment), dated as of September 19, 2018, by and among J.Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and as collateral agent, and each lender party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 21, 2018.

10.13	Restructuring Support Agreement, dated June 12, 2017. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 13, 2017.

10.14	Note Purchase Agreement, dated June 12, 2017. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 13, 2017.

10.15

First Amendment, dated as of July 13, 2017, to the Amended and Restated Credit Agreement, dated as of March 5, 2014, by and among J.Crew Group, Inc., Chinos Intermediate Holdings B, Inc., Bank of America, N.A., as administrative agent and collateral agent, and each lender from time to time party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 18, 2017.

10.16

Trademark License Agreement by and among J.Crew Group, Inc., Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.17

Amended and Restated IP License Agreement, dated as of July 13, 2017, among J.Crew International, Inc., J.Crew Domestic Brand, LLC and J.Crew Operating Corp. (solely in its capacity as payor on behalf of J.Crew International, Inc.). Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 18, 2017.

10.18

2017 IP License Agreement, dated as of July 13, 2017, among J.Crew International, Inc., J.Crew Domestic Brand, LLC and J.Crew Operating Corp. (solely in its capacity as payor on behalf of J.Crew International, Inc.). Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 18, 2017.

10.19	Letter Agreement, dated November 28, 2011, between J.Crew Group, Inc. and Libby Wadle. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 29, 2011.

10.20	Letter Agreement, dated December 3, 2015, between J.Crew Group, Inc. and Michael J. Nicholson. Incorporated by reference to Exhibit 10.20 to Form 10-K filed March 17, 2016.

10.21	Letter Agreement, dated May 31, 2017, between J.Crew Group, Inc. and James Brett. Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on June 12, 2017.

10.22	General Release, dated November 17, 2018, between J.Crew Group, Inc. and James Brett.†

10.23	Amendment to Letter Agreement, dated August 2, 2017, between J.Crew Group, Inc. and Michael J. Nicholson. Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 23, 2017.

10.24	Letter Agreement, dated September 14, 2017, between J.Crew Group, Inc. and Lynda Markoe. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 21, 2017.

10.25	Letter Agreement, dated February 12, 2018, between J.Crew Group, Inc. and Adam Brotman. Incorporated by reference to Exhibit 10.31 to the Form 10-K filed on March 27, 2018.

10.26

Non-disclosure, Non-solicitation, Non-competition, Work Product Ownership and Dispute Resolution Agreement, dated February 14, 2018, between J.Crew Group, Inc. and Adam Brotman. Incorporated by reference to Exhibit 10.32 to the Form 10-K filed on March 27, 2018.

10.27	Letter Agreement, dated March 23, 2018, between J.Crew Group, Inc. and Vincent Zanna. Incorporated by reference to Exhibit 10.33 to the Form 10-K filed on March 27, 2018.

10.28	J.Crew Group, Inc. 2017 Transformation Incentive Plan, adopted June 12, 2017. Incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on June 12, 2017.

10.29

Form of Indemnification Agreement between Chinos Holdings, Inc., Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Intermediate Inc., J.Crew Group, Inc. and the directors thereof. Incorporated by reference to Exhibit 10.35 to the Form 10-K filed on March 27, 2018.

10.30

Amended and Restated Management Services Agreement, dated as of July 13, 2017, among Chinos Holdings, Inc., Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Intermediate, Inc., J.Crew Group, Inc. Incorporated by reference to Exhibit 4.11 to the Form 8-K filed on July 18, 2017.

10.31

Management Services Agreement, dated as of July 13, 2017, among TPG Capital, L.P., Leonard Green & Partners, L.P., and Chinos Holdings, Inc. Incorporated by reference to Exhibit 4.12 to the Form 8-K filed on July 18, 2017.

10.32

Amended and Restated Principal Investors Stockholders’ Agreement, dated as of July 13, 2017, among Chinos Holdings, Inc., Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Intermediate, Inc., J.Crew Group, Inc., TPG Chinos, L.P., TPG Chinos Co-Invest, L.P., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Chino Coinvest LLC and the other stockholders party thereto. Incorporated by reference to Exhibit 4.9 to the Form 8-K filed on July 18, 2017.

10.33

Amended and Restated Management Stockholders’ Agreement, dated as of July 13, 2017, among Chinos Holdings, Inc., Chinos Intermediate Holdings A, Inc., Chinos Intermediate Holdings B, Inc., Chinos Intermediate, Inc., J.Crew Group, Inc., TPG Chinos, L.P., TPG Chinos Co-Invest, L.P., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Chino Coinvest LLC and the other stockholders party thereto. Incorporated by reference to Exhibit 4.10 to the Form 8-K filed on July 18, 2017.

Other Exhibits

21.1	Subsidiaries of J.Crew Group, Inc.†

24.1	Power of Attorney†

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at February 2, 2019 and February 3, 2018, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended February 2, 2019, February 3, 2018, and January 28, 2017, (iii) the Consolidated Statements of Changes in Stockholders’ Deficit for the years ended February 2, 2019, February 3, 2018, and January 28, 2017, (iv) the Consolidated Statements of Cash Flows for the years ended February 2, 2019, February 3, 2018, and January 28, 2017, and (v) the Notes to the Consolidated Financial Statements.†

†Filed herewith.

*Furnished herewith

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.CREW GROUP, INC.
Date: March 20, 2019	By:	/s/ Michael J. Nicholson
Michael J. Nicholson President, Chief Operating Officer and Member of the Office of the Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 18, 2019.

Signature	Title

/s/ Michael J. Nicholson	President, Chief Operating Officer and Member of the Office of the Chief Executive Officer
Michael J. Nicholson	(Principal Executive Officer)

/s/ Vincent Zanna	Chief Financial Officer and Treasurer
Vincent Zanna	(Principal Financial Officer)

/s/ JEREMY BROOKS	Chief Accounting Officer
Jeremy Brooks	(Principal Accounting Officer)

*	Director
Chad Leat

*	Director
James Coulter

*	Director
Seth Farbman

*	Director
Richard Feintuch

*	Director
Jonathan Sokoloff

*	Director
Michael Solomon

*	Director
Carrie Wheeler

*By:	/s/ Vincent Zanna
Vincent Zanna
Attorney-in-Fact

J.Crew Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

J.Crew Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of J.Crew Group, Inc. and subsidiaries (the “Company”) as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the three‑year period ended February 2, 2019, and the related notes and financial statement schedule II – Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 20, 2019

J.CREW GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	February 2, 2019	February 3, 2018
ASSETS		(As adjusted)
Current assets:
Cash and cash equivalents	$25,738	$107,066
Restricted cash	13,747	—
Accounts receivable, net	40,342	23,191
Merchandise inventories, net	390,470	292,489
Prepaid expenses and other current assets	84,942	69,157
Refundable income taxes	7,331	1,622
Total current assets	562,570	493,525
Property and equipment, at cost	465,967	555,351
Less accumulated depreciation	(222,347)	(265,910)
Property and equipment, net	243,620	289,441
Intangible assets, net	301,397	308,702
Goodwill	107,900	107,900
Other assets	6,164	6,374
Total assets	$1,221,651	$1,205,942
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$259,705	$232,480
Other current liabilities	244,864	177,206
Borrowings under the ABL Facility	70,800	—
Due to Parent	37,462	38,210
Interest payable	23,866	21,914
Current portion of long-term debt	32,070	15,670
Total current liabilities	668,767	485,480
Long-term debt, net	1,673,282	1,697,812
Lease-related deferred credits, net	106,037	117,688
Deferred income taxes, net	16,872	27,752
Other liabilities	28,936	30,168
Total liabilities	2,493,894	2,358,900
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	733,229	733,071
Accumulated other comprehensive loss	(1,967)	(2,603)
Accumulated deficit	(2,003,505)	(1,883,426)
Total stockholders’ deficit	(1,272,243)	(1,152,958)
Total liabilities and stockholders’ deficit	$1,221,651	$1,205,942

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

	For the Year Ended
	February 2, 2019	February 3, 2018(a)	January 28, 2017
Revenues:		(As adjusted)	(As adjusted)
Net sales	$2,308,695	$2,267,810	$2,360,010
Other	175,299	105,885	71,585
Total revenues	2,483,994	2,373,695	2,431,595
Cost of goods sold, including buying and occupancy costs	1,648,330	1,476,064	1,550,305
Gross profit	835,664	897,631	881,290
Selling, general and administrative expenses	824,031	872,681	824,290
Impairment losses	10,765	141,187	7,752
Income (loss) from operations	868	(116,237)	49,248
Interest expense, net	137,497	110,513	79,359
Loss on refinancings	—	—	435
Loss before income taxes	(136,629)	(226,750)	(30,546)
Benefit for income taxes	(16,550)	(103,551)	(6,815)
Net loss	$(120,079)	$(123,199)	$(23,731)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,731	6,537	6,387
Unrealized gain (loss) on cash flow hedges, net of tax	(413)	693	449
Foreign currency translation adjustments	(682)	1,703	(1,581)
Comprehensive loss	$(119,443)	$(114,266)	$(18,476)

(a)	Consists of 53 weeks.

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except shares)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	loss	deficit
Balance at January 30, 2016 (as adjusted)	1,000	$—	$979,333	$(1,736,496)	$(16,791)	$(773,954)
Net loss	—	—	—	(23,731)	—	(23,731)
Share-based compensation	—	—	1,035	—	—	1,035
Reclassification of realized losses on cash flow hedges, net of tax of $4,083, to earnings	—	—	—	—	6,387	6,387
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	449	449
Foreign currency translation adjustments	—	—	—	—	(1,581)	(1,581)
Balance at January 28, 2017 (as adjusted)	1,000	—	980,368	(1,760,227)	(11,536)	(791,395)
Net loss	—	—	—	(123,199)	—	(123,199)
Share-based compensation	—	—	2,299	—	—	2,299
Non-cash contribution to Parent in connection with Exchange Offer	—	—	(249,596)	—	—	(249,596)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	6,537	6,537
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	693	693
Foreign currency translation adjustments	—	—	—	—	1,703	1,703
Balance at February 3, 2018 (as adjusted)	1,000	—	733,071	(1,883,426)	(2,603)	(1,152,958)
Net loss	—	—	—	(120,079)	—	(120,079)
Share-based compensation	—	—	158	—	—	158
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	1,731	1,731
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(413)	(413)
Foreign currency translation adjustments	—	—	—	—	(682)	(682)
Balance at February 2, 2019	1,000	$—	$733,229	$(2,003,505)	$(1,967)	$(1,272,243)

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:		(As adjusted)	(As adjusted)
Net loss	$(120,079)	$(123,199)	$(23,731)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	88,028	101,288	109,503
Impairment losses	10,765	141,187	7,752
Amortization of intangible assets	7,236	9,086	10,540
Amortization of deferred financing costs and debt discount	7,166	6,128	5,021
Reclassification of hedging losses to earnings	2,357	10,717	10,470
Share-based compensation	158	2,299	1,035
Loss on sale of property	—	526	—
Loss on refinancings	—	—	435
Foreign currency transaction gains	(403)	(1,411)	(1,539)
Deferred income taxes	(15,177)	(121,852)	(5,140)
Changes in operating assets and liabilities:
Accounts receivable, net	(17,151)	(7,562)	(11,740)
Merchandise inventories, net	(98,463)	22,562	57,798
Prepaid expenses and other current assets	(16,010)	(20,339)	16,668
Other assets	106	184	741
Accounts payable and other liabilities	83,296	41,215	(45,993)
Federal and state income taxes	(1,109)	2,077	6,013
Net cash provided by (used in) operating activities	(69,280)	62,906	137,833
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,736)	(39,678)	(80,140)
Proceeds from sale of property	—	2,530	—
Net cash used in investing activities	(52,736)	(37,148)	(80,140)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under the ABL Facility	70,800	—	—
Quarterly principal repayments of Term Loan Facility	(15,670)	(19,588)	(11,753)
Cost paid in connection with refinancings of debt	(74)	(5,740)	(1,099)
Proceeds from Notes, net of discount	—	123,490	—
Repayments pursuant to the Term Loan amendment	—	(150,456)	—
Net cash provided by (used in) financing activities	55,056	(52,294)	(12,852)
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(621)	1,376	(427)
Increase (decrease) in cash, cash equivalents and restricted cash	(67,581)	(25,160)	44,414
Beginning balance	107,066	132,226	87,812
Ending balance	$39,485	$107,066	$132,226
Supplemental cash flow information:
Income taxes paid	$1,108	$1,610	$1,245
Interest paid	$128,048	$89,059	$72,558
Non-cash contribution to Parent in connection with Exchange Offer	$—	$249,596	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

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

(b) Business

The Company designs, contracts for the manufacture of, markets and sells women’s, men’s and children’s apparel and accessories under the J.Crew and Madewell brand names. The Company’s products are marketed primarily in the United States, Canada, the United Kingdom and Hong Kong through its retail and factory stores, its websites and select wholesale customers.

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

(c) Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years 2018, 2017, and 2016 ended on February 2, 2019, February 3, 2018, and January 28, 2017, respectively. Fiscal years 2018 and 2016 each consisted of 52 weeks, and fiscal year 2017 consisted of 53 weeks.

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

(e) Revenue Recognition

Revenue is recognized at the point of sale in the stores and at an estimated date of receipt by a customer in the e-commerce business. Prices for all merchandise are listed in the Company’s websites and are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return. In the wholesale business, revenue is recognized at the time ownership is transferred to a wholesale customer. The Company accrues a sales return allowance for estimated returns of merchandise that will occur subsequent to the balance sheet date, but relate to sales prior to the balance sheet date. The Company presents taxes collected from customers and remitted to governmental authorities on a net basis on the consolidated statements of operations and comprehensive loss.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

A liability is recognized at the time a gift card is sold, and revenue is recognized at the time the gift card is redeemed for merchandise. Revenue is deferred and a liability is recognized for gift cards issued in connection with the Company’s customer loyalty program.

During the first quarter of fiscal 2018, the Company retrospectively adopted a pronouncement that clarified the principles of revenue recognition and standardized a comprehensive model for recognizing revenue arising from contracts with customers. The adoption impacted the Company’s accounting policies as follows:

•

The Company now defers revenue and recognizes a liability for rewards points issued in connection with its customer loyalty program for the rewards points expected to be redeemed for merchandise in the future, which resulted in a reduction of the liability recorded in connection with its loyalty program.

•

Direct response advertising costs were previously capitalized and amortized over the expected future revenue stream. The Company now records these expenses as they are incurred, consistent with all other advertising expenses.

•

The Company continues to make estimates of future sales returns related to current period sales but has changed the presentation of the allowance for sales returns to recognize the reserve on a gross basis in the consolidated financial statements. On the consolidated balance sheet, the Company now records an asset in other current assets for the inventory expected to be returned and a liability in other current liabilities for the sales expected to be refunded. On the consolidated statement of operations and comprehensive loss, the Company now presents the change in the liability in total revenues and the change in the asset in cost of goods sold.

•

Royalty income from the Company’s private label credit card was previously recorded as reduction of selling, general and administrative expenses. The Company now records this income as other revenue as underlying sales occur.

Amounts billed to customers for shipping and handling fees are recorded in other revenues. Other revenues also include (i) revenues from wholesale customers, which amounted to $126,714 in fiscal 2018, $62,180 in fiscal 2017, and $28,707 in fiscal 2016, and (ii) income from unredeemed gift cards, estimated based on Company specific historical trends, which amounted to $3,456 in fiscal 2018, $4,359 in fiscal 2017, and $5,208 in fiscal 2016.

(f) Merchandise Inventories, net

Merchandise inventories, net are stated at the lower of average cost or net realizable value. The Company capitalizes certain design, purchasing and warehousing costs in inventory and these costs are included in cost of goods sold as the inventories are sold.

At the end of fiscal 2018, the Company owned substantial excess merchandise inventories. As a result, the Company recorded a charge of $39.3 million for expected losses on the disposition of those inventories.

(g) Advertising Costs

Direct response advertising costs were previously capitalized and amortized over the expected future revenue stream. Following the adoption of the new revenue recognition pronouncement, the Company now records these expenses as they are incurred, consistent with all other advertising expenses. Advertising costs in prior periods have been restated. Advertising costs were $127,149 in fiscal 2018, $89,621 in fiscal 2017, and $92,478 in fiscal 2016.

(h) Lease-Related Deferred Credits

Rental payments under operating leases are charged to expense on a straight-line basis after consideration of rent holidays, step rent provisions and escalation clauses. Differences between rental expense, which is recognized from the date of possession, and actual rental payments are recorded as deferred rent and included in deferred credits.

The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $63,876 and $70,390 at February 2, 2019 and February 3, 2018, respectively.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

(i) Share-Based Compensation

The fair value of time-based employee awards is recognized as compensation expense on a straight-line basis over the requisite service period of the award. The fair value of restricted stock, which vests when specified levels of profitability as measured by the Company are met, will not be recognized until such event is deemed probable. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividend yield. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. See note 6 for more information regarding share-based awards.

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

The Company capitalizes certain costs (included in fixtures and equipment) related to the acquisition and development of software and amortizes these costs using the straight-line method over the estimated useful life of the software, which is three to five years. Certain development costs not meeting the criteria for capitalization are expensed as incurred.

(k) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. Charges for impairment of long-lived assets were $10,765 in fiscal 2018, $11,387 in fiscal 2017 and $7,752 in fiscal 2016. See notes 5 and 11 for more information regarding impairment of long-lived assets.

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

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

(n) Cash and Cash Equivalents

The Company considers all highly liquid marketable securities, with maturities of 90 days or less when purchased, to be cash equivalents. As of February 2, 2019, there were no cash equivalents. As of February 3, 2018, cash equivalents were $65,667 at cost, which approximates fair market value.

As of February 2, 2019, the Company has restricted cash of $13,747 held in an escrow account, which it received in connection with the termination of its lease of its former corporate headquarters. The restricted cash is permitted to be used to fund leasehold improvements at the Company’s new corporate office space. The restriction will be lifted when the Company fully vacates its former office space, which the Company expects to occur by June 30, 2019. See note 16 for more information on the Company’s corporate headquarters relocation.

(o) Operating Expenses

Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, freight, design, buying and production costs, occupancy costs related to store operations, and all shipping and handling and delivery costs.

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily administrative payroll, store expenses other than occupancy costs, depreciation and amortization, certain warehousing expenses (aggregating to $65,664 in fiscal 2018, $42,350 in fiscal 2017 and $40,841 in fiscal 2016) and credit card fees.

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

Indefinite-lived intangible assets, such as the J.Crew trade name and goodwill, are not subject to amortization. The Company assesses the recoverability of indefinite-lived intangibles whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its fair value. Definite-lived intangibles, such as the Madewell trade name and favorable lease commitments, are amortized on a straight-line basis over their useful life or remaining lease term. See note 5 for more information regarding goodwill and intangible assets of the Company.

The Company assesses the recoverability of goodwill at the reporting unit level, which consists of its operating segments, J.Crew and Madewell, of which only Madewell has goodwill. In this assessment, the Company first compares the estimated enterprise fair value of the Madewell reporting unit to its recorded carrying value. The Company estimates the enterprise fair value based on a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach. If the recorded carrying value of the Madewell reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which the Company allocates the enterprise fair value to the fair value of the Madewell’s net assets. The second step of the impairment testing process requires, among other things, estimates of fair values of substantially all of the Company’s tangible and intangible assets. Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for Madewell. If the recorded goodwill balance for Madewell exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value. See note 5 for more information regarding impairment of goodwill and intangible assets.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

(r) Dividends

Dividends are recorded at the declaration date as a reduction of retained earnings included in stockholders’ deficit. If the amount of the dividend exceeds retained earnings, the dividend is recorded as a reduction of additional paid-in capital.

(s) Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while revenue and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive loss within stockholders’ equity deficit. As of February 2, 2019 and February 3, 2018, foreign currency translation adjustments resulted in accumulated losses of $682 and accumulated gains of $1,703, respectively. Foreign currency transaction gains included in operating results were $0.4 million in fiscal 2018, $1.4 million in fiscal 2017 and $1.5 million in fiscal 2016.

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

Impact of Adoption. The adoption was applied retrospectively to each prior period presented, with the cumulative effect of all fiscal years prior to those periods presented recorded to retained earnings. The cumulative effect recorded as of January 31, 2016 was $5.0 million. The impact of adoption on the consolidated statement of operations for the previous two fiscal years is as follows:

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

The impact of the adoption on the consolidated balance sheets as of February 3, 2018 and January 28, 2017 is as follows:

	As of
	February 3, 2018			January 28, 2017
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
ASSETS
Current assets:
Cash and cash equivalents	$107,066	$—	$107,066	$132,226	$—	$132,226
Merchandise inventories, net	292,489	—	292,489	314,492	—	314,492
Prepaid expenses and other current assets	83,228	9,120	92,348	59,494	4,558	64,052
Refundable income taxes	5,807	(4,185)	1,622	8,247	(3,644)	4,603
Total current assets	488,590	4,935	493,525	514,459	914	515,373
Property and equipment, net	289,441	—	289,441	362,187	—	362,187
Intangible assets, net	308,702	—	308,702	450,204	—	450,204
Goodwill	107,900	—	107,900	107,900	—	107,900
Other assets	6,374	—	6,374	6,207	—	6,207
Total assets	$1,201,007	$4,935	$1,205,942	$1,440,957	$914	$1,441,871
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$232,480	$—	$232,480	$194,494	$—	$194,494
Other current liabilities	167,113	10,093	177,206	157,141	9,256	166,397
Due to Parent	38,210	—	38,210	33,462	—	33,462
Interest payable	21,914	—	21,914	7,977	—	7,977
Current portion of long-term debt	15,670	—	15,670	15,670	—	15,670
Total current liabilities	475,387	10,093	485,480	408,744	9,256	418,000
Long-term debt, net	1,697,812	—	1,697,812	1,494,490	—	1,494,490
Lease-related deferred credits, net	117,688	—	117,688	132,566	—	132,566
Deferred income taxes, net	29,486	(1,734)	27,752	148,200	(3,158)	145,042
Other liabilities	30,168	—	30,168	43,168	—	43,168
Total liabilities	2,350,541	8,359	2,358,900	2,227,168	6,098	2,233,266
Total stockholders’ deficit	(1,149,534)	(3,424)	(1,152,958)	(786,211)	(5,184)	(791,395)
Total liabilities and stockholders’ deficit	$1,201,007	$4,935	$1,205,942	$1,440,957	$914	$1,441,871

Disaggregation of Revenue

A summary of disaggregated revenue is as follows:

	For the Year Ended
	February 2, 2019	February 3, 2018(a)	January 28, 2017
		(As adjusted)	(As adjusted)
J.Crew	$1,779,547	$1,848,034	$2,018,542
Madewell	529,148	419,776	341,468
Other revenues:
Wholesale	126,714	62,180	28,707
Shipping and handling fees	37,657	33,477	31,525
Other	10,928	10,228	11,353
Total revenues	$2,483,994	$2,373,695	$2,431,595

(a)	Consists of 53 weeks.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

Accounts Receivable from the Company’s Wholesale Customers

A summary of accounts receivable with respect to the Company’s wholesale customers is as follows:

	February 2, 2019	February 3, 2018
Accounts receivable	$40,439	$23,503
Less allowance for doubtful accounts	(97)	(312)
Accounts receivable, net	$40,342	$23,191

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from a customer and has a future performance obligation to transfer merchandise to the customer. The Company’s contract liabilities include (i) unredeemed gift cards and (ii) unredeemed loyalty program rewards.

With respect to unredeemed gift cards, the Company is obligated to transfer merchandise in the future when a holder uses a gift card to make a purchase. The contract liability for gift cards is increased when customers purchase cards, and decreased when (i) a customer redeems the card or (ii) the Company estimates the gift card will go unredeemed (referred to as “breakage”). All of the Company’s gift cards do not have an expiration date, and are classified as a current liability.

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

Rollforwards of the liabilities for gift cards and loyalty program awards are as follows:

	Unredeemed Gift Cards
	For the Year Ended
	February 2, 2019	February 3, 2018
Balance at beginning of period	$32,665	$34,698
Issuance of cards	73,980	68,365
Redemption of cards	(67,153)	(65,832)
Recognition of estimated breakage	(3,456)	(4,368)
Other	131	(198)
Balance at end of period	$36,167	$32,665

	Unredeemed Loyalty Program Rewards
	For the Year Ended
	February 2, 2019	February 3, 2018
Balance at beginning of period	$8,422	$8,420
Redemption of cards	(22,011)	(12,641)
Recognition of estimated breakage	(6,137)	(4,379)
Earning of loyalty program points	33,356	16,732
Other	200	290
Balance at end of period	$13,830	$8,422

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

3. Debt Exchange and Refinancing

Transaction Overview

In the second quarter of fiscal 2017, the Parent and certain of its subsidiaries completed the following interrelated liability management transactions:

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

o

189,688 shares of Parent’s 7% non-convertible perpetual series A preferred stock, no par value per share, with an aggregate initial liquidation preference of $189,688,000 (the “Series A Preferred Stock”) (which aggregate liquidation preference was $194,167,061 as of February 2, 2019); and

o	15% of Parent’s common equity, or 17,362,719 shares of Parent’s class A common stock, $0.00001 par value per share (the “Class A Common Stock”);
•	certain amendments to the indenture governing the PIK Notes;
•	an amendment to the Company’s Amended and Restated Credit Agreement, dated as of March 5, 2014 (the “Term Loan Facility”) to, among other things, facilitate the following related transactions:
o	the repayment of $150.5 million principal amount of term loans then outstanding under the Term Loan Facility;
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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

The Company recorded an expense of $10.0 million in fiscal 2018, $9.7 million in fiscal 2017, and $10.0 million in fiscal 2016 for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

5. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name
Balance at January 28, 2017	$8,640	$57,742	$3,827	$379,995
Amortization expense	(4,728)	(4,100)	(257)	—
Impairment losses	—	—	(2,060)	(129,800)
Effect of changes in foreign exchange rates	—	—	(557)	—
Balance at February 3, 2018	$3,912	$53,642	$953	$250,195
Amortization expense	(3,004)	(4,100)	(132)	—
Effect of changes in foreign exchange rates	—	—	(69)	—
Balance at February 2, 2019	$908	$49,542	$752	$250,195
Total accumulated amortization or impairment losses at February 2, 2019	$(60,102)	$(32,458)	$(4,065)	$(635,105)

Estimated amortization expense of intangible assets for the next five fiscal years is as follows: $5 million in fiscal 2019, $4 million in fiscal 2020, $4 million in fiscal 2021, $4 million in fiscal 2022, and $4 million in fiscal 2023.

The impairment losses were the result of the write-down of the following assets:

	For the Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Intangible asset related to the J.Crew trade name	$—	$129,800	$—
Long-lived assets (see note 11)	10,765	11,387	7,752
Impairment losses	$10,765	$141,187	$7,752

The carrying value of goodwill of $107.9 million relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit. The carrying value of the J.Crew and Madewell trade names is $250.2 million and $49.5 million, respectively, at February 2, 2019. If revenues or operating results decline below the Company’s current expectations, additional impairment charges may be recorded in the future.

6. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

On March 4, 2011, the Parent adopted the Chinos Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). On July 13, 2017, in connection with a debt exchange and refinancing, the Parent completed a recapitalization of its outstanding equity. The recapitalization resulted in, among other things, a reverse stock split of the shares of common stock underlining the share-based awards issued by the Company. The reverse stock split of 10,000-to-1 resulted in (i) a substantial decrease in number of authorized awards from 91,740,627 shares to 9,174 shares, and (ii) a substantial increase in the exercise price of $0.10 to $1,000 per share. The total unrecognized compensation cost associated with the split-adjusted awards is not material to the financial statements. The related disclosures associated with the split-adjusted awards are not meaningful or material, and have been omitted from this footnote.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

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

A summary of the shares available for grant as stock options or other share-based awards, as adjusted for the reverse stock split where appropriate, is as follows:

	Common Stock Awards	Preferred Stock Awards
Available for grant at February 3, 2018	13,018,649	20,000
Authorized	—	—
Granted	(9,737,275)	—
Cancelled	(2,251,573)	—
Forfeited and available for reissuance	4,314,593	—
Available for grant at February 2, 2019	5,344,394	20,000

Restricted Stock

In fiscal 2018, the Company issued 9,642,740 shares of restricted stock, of which 5,317,070 shares vest over the requisite service periods of two to five years and 4,325,670 shares vest when certain performance conditions are met. The fair value of the restricted stock grant was $0.04.

A summary of restricted stock activity under the 2011 Plan, as adjusted for the reverse stock split, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at February 3, 2018	5,210,523	$0.05
Granted	9,642,740	$0.04
Vested	(845,314)	$—
Forfeited or cancelled	(4,314,593)	$0.03
Outstanding at February 2, 2019	9,693,356	$0.04

7. Property and Equipment

A summary of property and equipment, net is as follows:

	February 2, 2019	February 3, 2018
Land	$3,361	$3,361
Buildings and improvements	27,397	27,678
Fixtures and equipment	195,185	232,731
Leasehold improvements	223,244	282,643
Construction in progress	16,780	8,938
	465,967	555,351
Less accumulated depreciation and amortization	(222,347)	(265,910)
	$243,620	$289,441

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

8. Other Current Liabilities

A summary of other current liabilities is as follows:

	February 2, 2019	February 3, 2018
		(As adjusted)
Customer liabilities	$44,528	$35,467
Reserve for sales returns	37,493	23,946
Accrued freight	21,001	8,918
Accrued compensation	18,616	33,201
Deferred revenue	12,687	7,826
Accrued severance	7,965	3,543
Taxes, other than income taxes	5,240	5,646
Accrued occupancy	1,572	1,489
Other, primarily accrued operating expenses	95,762	57,170
	$244,864	$177,206

9. Long-term Debt and Credit Agreements

A summary of long-term debt is as follows:

	February 2, 2019	February 3, 2018
Term Loan Facility	$1,373,554	$1,388,258
Notes	346,596	346,596
Less: current portion	(32,070)	(15,670)
Less: deferred financing costs	(10,288)	(14,879)
Less: discount	(4,510)	(6,493)
Long-term debt, net	$1,673,282	$1,697,812
Borrowings under the ABL Facility	$70,800	$—

ABL Facility

The Company has an ABL Facility, which is governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto, that, following the Sixth Amendment described below, provides for a $375 million senior secured asset-based revolving line of credit (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The Company cannot borrow in excess of $375 million under the ABL Facility without the consent of holders of at least a majority of the loans outstanding under the Term Loan Facility. The ABL Facility includes borrowing capacity in the form of letters of credit up to $200 million, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the maturity date. Any amounts outstanding under the ABL Facility are due and payable in full on November 17, 2021.

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

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

On February 2, 2019, standby letters of credit were $64.7 million, outstanding borrowings were $70.8 million, and excess availability, as defined, was $233.7 million. The weighted average interest rate on the borrowings outstanding under the ABL Facility was 5.05% on February 2, 2019. Average short-term borrowings under the ABL Facility were $70.3 million and $9.1 million in fiscal 2018 and fiscal 2017, respectively.

Demand Letter of Credit Facility

The Company has an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On February 2, 2019, outstanding documentary letters of credit were $6.4 million, and availability under this facility was $13.6 million.

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

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 6.18% on February 2, 2019. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at February 2, 2019.

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

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

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

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

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

Interest Expense

A summary of the components of interest expense is as follows:

	For the Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Term Loan Facility	$78,159	$66,137	$62,027
Notes	45,057	24,656	—
Amortization of deferred financing costs and debt discount	7,166	6,128	5,021
ABL Facility	3,303	335	312
Realized hedging losses	2,357	10,717	10,472
Other, net of interest income of $43, $347 and $67	1,455	2,540	1,527
Interest expense, net	$137,497	$110,513	$79,359

10. Derivative Financial Instruments

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

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). A summary of the recorded assets (liabilities) included in the consolidated balance sheet is as follows:

	February 2, 2019	February 3, 2018
Interest rate swaps (included in other assets)	$480	$—
Interest rate swaps (included in other liabilities)	$(3,663)	$(4,272)

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

Financial assets and liabilities

The fair value of the Company’s debt was estimated to be $1,401 million and $1,388 million at February 2, 2019 and February 3, 2018 based on quoted market prices of the debt (level 1 inputs).

The Company’s interest rate swap agreements are measured in the financial statements at fair value on a recurring basis. See note 10 for more information regarding the fair value of this financial liability.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain long-lived assets, have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of February 2, 2019 or February 3, 2018 that are measured on a recurring basis in the financial statements at fair value.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Year Ended February 2, 2019	For the Year Ended February 3, 2018	For the Year Ended January 28, 2017
Carrying value of long-term assets written down to fair value	$10,765	$11,387	$7,752
Impairment charge	$10,765	$11,387	$7,752

12. Commitments and Contingencies

Operating Leases

As of February 2, 2019, the Company was obligated under various long-term operating leases, which require minimum annual rent for retail and factory stores, office space and equipment.

These operating leases expire on varying dates through 2034. A summary of aggregate minimum rent at February 2, 2019 is as follows:

Fiscal year	Amount
2019	$146,282
2020	$132,209
2021	$121,330
2022	$107,245
2023	$78,925
Thereafter	$313,800

Certain of these leases include renewal options and escalation clauses and provide for contingent rent based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

Rent expense was $184,040 in fiscal 2018, $194,097 in fiscal 2017, and $186,960 in fiscal 2016 (including contingent rent, based on store sales, of $7,546, $4,437, and $3,977, respectively).

Employment Agreements

The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

Litigation

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on the Company’s financial position, results of operations or cash flows. As of February 2, 2019, the Company has recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to its results of operations. In addition, there are certain other claims and legal proceedings pending against the Company for which accruals have not been established.

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

On November 21, 2018, the remaining Plaintiffs filed a limited appeal of the judge’s April 25, 2018 Memorandum Decision and Order with the First Department of the New York Appellate Division in an attempt to resuscitate their fraudulent conveyance claim. The Company filed an opposition brief on February 14, 2019 arguing that the trial court properly dismissed the fraudulent conveyance claim. On March 8, 2019, the remaining plaintiffs filed a reply brief in support of their appeal. Oral argument on the appeal is expected to occur on April 2, 2019.

Discovery in the action is ongoing. The Company believes that the remaining claim is wholly without merit, and intends to vigorously oppose the claim.

13. Employee Benefit Plan

The Company has a 401(K) Savings Plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible associates may contribute up to 25% of their annual base salaries subject to certain limitations. The Company’s contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the 401(K) Savings Plan were $5,061 in fiscal 2018, $5,228 in fiscal 2017, and $5,730 in fiscal 2016.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

14. Income Taxes

Overview

A summary of the components of the benefit for income taxes is as follows:

(Dollars in millions)	For the Year Ended February 2, 2019	For the Year Ended February 3, 2018	For the Year Ended January 28, 2017
		(As adjusted)	(As adjusted)
Current:
Federal	$(0.4)	$18.2	$(3.3)
State and local	(1.0)	0.1	1.8
Foreign	—	—	(0.2)
	(1.4)	18.3	(1.7)
Deferred:
Federal	(19.0)	(102.4)	(10.5)
State and local	3.8	(19.5)	5.4
Foreign	—	—	—
	(15.2)	(121.9)	(5.1)
Benefit for income taxes recorded on the consolidated statement of operations	(16.6)	(103.6)	(6.8)

Income taxes charged (credited) to shareholders’ deficit:
Deferred income taxes (benefit) arising from the change in financial instrument liability credited to other comprehensive income	(0.7)	6.7	4.4
Total benefit for income taxes	$(17.3)	$(96.9)	$(2.4)

Tax reform

The U. S. Tax Cuts and Jobs Act (the “Act” or “Tax Reform”) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Among its many provisions, the Act (i) reduced the U.S. statutory corporate income tax rate from 35% to 21%; (ii) changed rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (iii) permits bonus depreciation which allows for full expensing of qualified property; (iv) creates a new limitation on deductible interest expense to 30% of tax adjusted EBITDA through 2021 and then 30% of tax adjusted EBIT thereafter; (v) imposed a mandatory one-time transition tax on undistributed foreign earnings accrued as of December 31, 2017 and (vi) created additional changes to the U.S. taxation of foreign affiliates including the imposition of a minimum tax on global intangible low taxed income (“GILTI”) and other base erosion anti-abuse provisions.

In response to the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on accounting for the tax effects of TCJA. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. Additionally, SAB 118 allowed for a measurement period to finalize the impacts of the TCJA not to extend beyond one year from the date of enactment. For the year ended December 31, 2017, the Company recorded a provisional tax expense of $1.4 million related to the federal taxation of undistributed earnings. In addition, the Company reversed its liability for unrecognized tax benefits associated with undistributed earnings and recognized a benefit of $1.4 million. During fiscal 2018, the Company finalized the accounting for the tax effects of the Act. The Company has also made a policy election to account for income taxes for GILTI as a period cost when incurred.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

Accounting for taxes

With respect to the Company’s Parent

Group is included in the consolidated federal income tax return of its Parent, which includes all of its wholly owned subsidiaries. Pursuant to its tax sharing policy, Group calculates its tax liabilities on a standalone basis, and the financial statements of the Company account for income taxes at the Group level. The federal tax return, however, is filed at the Parent level. The difference between the entity at which the provision is calculated and the entity which files the tax return gives rise to intercompany balances. For more information on the intercompany balances, see note 17.

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

Reconciliation of rates

A reconciliation between the effective tax and the U.S. federal statutory income tax rate is as follows:

	For the Year Ended February 2, 2019	For the Year Ended February 3, 2018	For the Year Ended January 28, 2017
		(As adjusted)	(As adjusted)
Federal income tax rate	21.0%	33.7%	35.0%
State and local income taxes, net of federal benefit	6.4	4.4	(4.0)
Foreign rate differential	4.6	2.1	19.5
Income tax credits	0.8	0.5	3.7
Change in tax rate	—	8.0	—
Uncertain tax positions	(0.5)	(0.2)	(7.1)
Valuation allowances	(20.4)	(1.8)	(28.1)
Other	0.2	(1.0)	3.3
Effective tax rate	12.1%	45.7%	22.3%

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

Deferred taxes

A summary of the tax effect of temporary differences which give rise to deferred tax assets and liabilities is as follows:

(Dollars in millions)	February 2, 2019	February 3, 2018
		(As adjusted)
Deferred tax assets:
Interest expense limitation	$33.5	$—
Foreign net operating losses	23.8	18.2
Rent	17.6	28.5
Customer liabilities	11.7	9.3
Share-based payments	8.3	8.3
Charitable contribution carryforward	7.4	6.9
Transaction costs	6.6	8.9
Federal net operating losses	6.4	—
Addback and capitalization	5.7	—
State taxes and interest	3.6	3.8
Sales returns	3.6	2.8
State net operating losses	3.0	1.1
Financial instruments	1.2	1.0
Tax credit carryforward	1.2	—
Accrued bonus	0.7	7.0
Other	0.6	3.8
	134.9	99.6
Less: Valuation allowance	(52.7)	(25.0)
Deferred tax assets, net of valuation allowance	82.2	74.6

Deferred tax liabilities:
Intangible assets	(79.5)	(80.6)
Difference in book and tax basis for property and equipment	(10.4)	(11.8)
Prepaid catalog and other prepaid expenses	(9.2)	(10.0)
Deferred tax liabilities	(99.1)	(102.4)

Net deferred income tax liability	$(16.9)	$(27.8)
Valuation allowance

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets. The ultimate realization of a deferred tax asset is dependent on the Company to generate sufficient taxable income in order to utilize such deferred tax assets. The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgements about the Company’s profitability, which is inherently uncertain. In making such assessment, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on a weighing process of available evidence, whether it is more-likely-than-not that its deferred tax assets will not be realized. The Company considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results in its assessment.

In that weighing process, the Company assigns significant weight to the negative evidence of its cumulative losses in recent years. As a result, in fiscal 2018 the Company determined that the negative evidence outweighed the positive evidence, and recorded a full valuation allowance against its net deferred tax assets. The Company recorded a non-cash charge to income tax expense of $27.7 million related to the recognition of additional valuation allowance in connection with the Company’s pre-tax loss in fiscal 2018 for which no income tax benefit has been provided. This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at the end of each reporting period and the valuation allowance will be adjusted accordingly.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

Uncertain tax positions

As of February 2, 2019, the Company has $25.3 million in liabilities associated with uncertain tax positions (including interest and penalties of $4.1 million) reflected in other liabilities. The amount, if recognized, that would affect the effective tax rate is $18.8 million. While the Company expects the amount of unrecognized tax benefits to change in the next 12 months, the change is not expected to have a significant effect on the estimated effective annual tax rate, financial position, results of operations or cash flows. However, the outcome of tax matters is uncertain and unforeseen results can occur.

A rollforward of unrecognized tax benefits is as follows:

(Dollars in millions)	For the Year Ended February 2, 2019	For the Year Ended February 3, 2018
Balance at beginning of period	$25.3	$26.0
Additions for tax positions taken during current year	2.1	4.6
Additions for tax positions taken during prior years	0.6	0.4
Reductions for tax positions taken during prior years	(0.2)	(1.4)
Settlements	(0.4)	(0.4)
Expirations of statutes of limitations	(3.0)	(3.9)
Balance at end of period	$24.4	$25.3

The federal tax returns for the periods ended January 2013 through January 2016 are currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns for certain tax years ranging from 2014 to 2016. The results of these audits are not expected to have a significant effect on the results of operations or financial position.

As of February 2, 2019, the Company has U.S. federal net operating loss carryforwards of $30.5 million. The U.S. net operating losses may be carried forward indefinitely but are only available to offset 80% of future taxable income. In addition, the Company has deferred interest deductions of $126.3 million. The deferred interest deductions may be carried forward indefinitely but are only available to offset 30% of future adjusted taxable income. The Company has state and local net operating loss carryovers, net of unrecognized tax benefits, of approximately $45.7 million. These carryovers are available to offset future taxable income for state and local tax purposes and expire primarily in November 2031.

15. Workforce Reductions

The Company executed various strategic changes including the eliminations of: (i) approximately 600 full-time store positions and (ii) approximately 150 full-time and 100 open positions, primarily from its corporate headquarters, in the first quarter of fiscal 2018 and in fiscal 2017. The Company closed 35 stores in fiscal 2018 and 51 stores in fiscal 2017.

On November 17, 2018, the Company announced that a mutual agreement was reached by the Board of Directors of the Company and its former Chief Executive Officer, who stepped down as Chief Executive Officer and director of the Company. The related severance costs are included in the rollforward below.

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

A rollforward of the reserve for severance and related costs is as follows:

Severance & Related Costs
Balance at January 28, 2017	$—
Provisions charged to expense	12,242
Reversals(1)	(411)
Payments	(8,288)
Balance at February 3, 2018	$3,543
Provisions charged to expense	12,816
Reversals(1)	(1,025)
Payments	(7,369)
Balance at February 2, 2019	$7,965

(a)	Due primarily to associates obtaining employment subsequent to termination and therefore are no longer eligible to receive severance payments.

The Company expects the unpaid severance at February 2, 2019 to be paid through the second quarter of fiscal 2020.

16. Corporate Headquarters Relocation

On May 10, 2018, the Company entered into a lease amendment and surrender agreement (the “Surrender Agreement”) with Vornado Office Management, LLC (“Vornado”). The terms of the Surrender Agreement provide for, among other things, the early termination and surrender of the space currently occupied by the Company at 770 Broadway in New York City. In exchange for the surrender, Vornado agreed to pay the Company a termination payment of $35 million. The Company plans to be fully vacated from its former corporate headquarters by June 30, 2019, and expects to collect the termination payment in installments through such date. The Company will recognize the benefit of $35 million, as a reduction of selling, general and administrative expense, over the period starting May 10, 2018 until June 30, 2019.

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

17. Related Party Transactions

Madewell Trademark

On October 20, 2005, the Company, Millard Drexler, and Millard S. Drexler, Inc. entered into a Trademark License Agreement whereby Mr. Drexler granted the Company a thirty-year exclusive, worldwide license to use the Madewell trademark and associated intellectual property rights owned by him (the “Properties”). In consideration for the license, the Company reimbursed Mr. Drexler’s actual costs expended in acquiring and developing the Properties (which amounted to $242,300) and agreed to pay royalties of $1 per year during the term of the license. In January 2007, the Company provided notice to Mr. Drexler that the Company had met certain conditions outlined in the agreement, and Mr. Drexler assigned to the Company all of his residual rights in the Properties.

Intellectual property license agreement

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

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

Under the IP License Agreements, J.Crew Operating Corp, (“OpCo”), a direct wholly-owned subsidiary of the Company, pays a fixed license fee of $59 million per annum to IPCo, which owns the U.S. intellectual property rights of the J.Crew brand. The license fees are payable on March 1 and September 1 of each fiscal year. These royalty payments have no impact on the Company’s consolidated results of operations and are not subject to the covenants under the Company’s credit facilities or the PIK Notes.

The proceeds from the license fees to IPCo are used by IPCo and J.Crew Brand, LLC, wholly-owned subsidiaries of the Company (collectively, “J.Crew BrandCo”), to meet debt service requirements on the Notes. Any license fees in excess of the debt service requirements are loaned back to OpCo on a subordinated basis. As of February 2, 2019, J.Crew BrandCo had total assets of $403.1 million, consisting of intangible assets of $250.2 million, receivable due from OpCo of $128.0 million, license fee receivable of $24.6 million and cash and cash equivalents of $0.3 million, and total liabilities of $358.1 million related to the Notes. For the year ended February 2, 2019, IPCo earned royalty revenue of $59.0 million. The Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Chinos Intermediate Holdings A, Inc. Senior PIK Toggle Note

In the fourth quarter of fiscal 2013, the PIK Notes Issuer, which is an indirect parent holding company of Group, issued $500 million of PIK Notes. As part of the refinancing in July 2017, $565.7 million in aggregate principal amount of the PIK Notes were exchanged for $249.6 million of Exchange Notes and shares of preferred and common stock of the Parent. As of February 2, 2019, there were $1.0 million in aggregate principal amount of PIK Notes outstanding. For more information on the Exchange Offer, see note 3. The PIK Notes are: (i) senior unsecured obligations of the PIK Notes Issuer, (ii) structurally subordinated to all of the liabilities of the PIK Notes Issuers’ subsidiaries, and (iii) not guaranteed by any of the PIK Notes Issuers’ subsidiaries, and therefore are not recorded in the Company’s financial statements.

The PIK Notes are not guaranteed by any of the PIK Notes Issuer’s subsidiaries, and therefore are not recorded in the Company’s financial statements. The Exchange Notes, however, are guaranteed by the Company’s subsidiaries, and therefore are recorded in its financial statements. In connection with recognizing the Exchange Notes, the Company recorded a non-cash contribution to its Parent as a reduction of additional paid-in capital. For more information on the long-term debt of the Company, see note 9.

Due to Sponsors

As part of the debt refinancing, the Sponsors purchased $30.0 million principal amount of new term loans under the Term Loan Facility. As of February 2, 2019, the principal amount outstanding was $31.4 million. For more information on the New Term Loan Borrowings, see note 9.

Due to Parent

Certain transactions, primarily related to income taxes, between Group and its Parent give rise to intercompany receivables and payables. A summary of the components of Due to Parent is as follows:

	February 2, 2019	February 3, 2018
Income taxes payable to Parent	$(48,648)	$(49,888)
Monitoring fees payable	(1,938)	(1,446)
Payment of certain transaction costs on behalf of Parent	13,124	13,124
Due to Parent	$(37,462)	$(38,210)

J.CREW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(Dollars in thousands, unless otherwise indicated)

18. Recent Accounting Pronouncements

In February 2016 and July 2018, pronouncements were issued with respect to the accounting for leases. Effective for fiscal years beginning after December 15, 2018, the pronouncements require lessees to recognize right-of-use assets (“ROU asset”) and right-of-use liabilities (“ROU liability”) for leases with terms of more than one year. The ROU liability is measured as the present value of the lease obligations, which the Company estimates to be in the range of $590 million to $640 million at the adoption date. The ROU asset reflects the amount of the ROU liability less lease-related deferred credits, which the Company estimates to be in the range of $500 million to $550 million at the adoption date. The Company expects to adopt the pronouncements in the first quarter of fiscal 2019 using the effective date method whereby initial application occurs on the date of adoption with comparative periods unchanged. Additionally, the Company plans to utilize the package of practical expedients permitted by the transition guidance, which allows the Company to carry forward its identification of contracts that are or contain leases, historical lease classification and initial direct costs for existing leases.

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

In August 2017, a pronouncement was issued that simplifies the application of hedge accounting guidance and more closely aligns risk management activities and financial reporting. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company does not expect there to be a significant impact on its consolidated financial statements, other than required changes to disclosures.

In February 2018, a pronouncement was issued that will permit entities to reclassify tax effects stranded in accumulated other comprehensive income or loss, as a result of Tax Reform, to retained earnings. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements and plans to adopt in the first quarter of fiscal 2019.

In August 2018, a pronouncement was issued that modifies the disclosure requirements on fair value measurements. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

19. Quarterly Financial Information (Unaudited)

A summary of quarterly financial results for fiscal 2018 and fiscal 2017 is as follows:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2018
Total revenues	$540,450	$587,573	$622,200	$733,771
Gross profit	206,808	226,001	238,438	164,417
Net loss	$(33,925)	$(6,094)	$(5,696)	$(74,364)
Fiscal 2017(a)(As Adjusted)
Total revenues	$525,767	$570,663	$564,527	$712,738
Gross profit	190,599	217,783	227,897	261,352
Net income (loss)(b)	$(120,993)	$(18,478)	$(18,395)	$34,667

(a)	Consists of 53 weeks.
(b)	Reflects the impact of a significant non-cash impairment loss recorded in the first quarter of fiscal 2017.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Cost and Expenses(a)	Charged to Other Accounts	Deductions(a)	Ending Balance
			(in thousands)
Inventory reserve
(deducted from merchandise inventories, net)
Year ended February 2, 2019	$6,265	$42,459	$—	$—	$48,724
Year ended February 3, 2018	9,218	—	—	2,953	6,265
Year ended January 28, 2017	8,322	896	—	—	9,218
Allowance for sales returns
(included in other current liabilities)
Year ended February 2, 2019	$23,946	$13,547	$—	$—	$37,493
Year ended February 3, 2018	21,968	1,978	—	—	23,946
Year ended January 28, 2017	22,423	—	—	455	21,968

(a)

The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (increased or decreased) based on the quarterly evaluation. During each period, inventory write-downs and sales returns are charged to the statement of operations as incurred.