Form 10-Q
period 2019-05-04
J CREW GROUP INC
filed 2019-05-29
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-175075		22-2894486

J.CREW GROUP, INC.

(Incorporated in Delaware)

225 Liberty Street

New York, New York 10281

Telephone: (212) 209-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 24, 2019
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	May 4, 2019	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$30,236	$25,738
Restricted cash	5,258	13,747
Accounts receivable, net	56,444	40,342
Merchandise inventories, net	418,009	390,470
Prepaid expenses and other current assets	68,739	84,942
Refundable income taxes	5,772	7,331
Total current assets	584,458	562,570
Property and equipment, net	239,478	243,620
Right-of-use lease assets	513,037	—
Intangible assets, net	300,117	301,397
Goodwill	107,900	107,900
Other assets	7,642	6,164
Total assets	$1,752,632	$1,221,651
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$224,700	$259,705
Borrowings under the ABL Facility	215,800	70,800
Other current liabilities	203,903	244,864
Current portion of right-of-use lease liabilities	114,052	—
Due to Parent	35,004	37,462
Interest payable	8,848	23,866
Current portion of long-term debt	32,070	32,070
Total current liabilities	834,377	668,767
Long-term debt, net	1,672,166	1,673,282
Long-term right-of-use lease liabilities	487,765	—
Lease-related deferred credits, net	—	105,877
Deferred income taxes, net	16,545	16,872
Other liabilities	31,199	29,096
Total liabilities	3,042,052	2,493,894
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	733,233	733,229
Accumulated other comprehensive loss	(2,918)	(1,967)
Accumulated deficit	(2,019,735)	(2,003,505)
Total stockholders’ deficit	(1,289,420)	(1,272,243)
Total liabilities and stockholders’ deficit	$1,752,632	$1,221,651

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	For the Thirteen Weeks Ended May 4, 2019	For the Thirteen Weeks Ended May 5, 2018
Revenues:
Net sales	$508,976	$507,706
Other	69,530	32,744
Total revenues	578,506	540,450
Cost of goods sold, including buying and occupancy costs	364,729	333,642
Gross profit	213,777	206,808
Selling, general and administrative expenses	189,750	200,836
Impairment losses	1,918	6,866
Income (loss) from operations	22,109	(894)
Interest expense, net	36,918	32,982
Loss before income taxes	(14,809)	(33,876)
Provision for income taxes	1,421	49
Net loss	$(16,230)	$(33,925)
Other comprehensive income (loss):
Reclassification of losses (gains) on cash flow hedges, net of tax, to earnings	(333)	996
Unrealized gain (loss) on cash flow hedges, net of tax	(666)	2,418
Foreign currency translation adjustments	48	(331)
Comprehensive loss	$(17,181)	$(30,842)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	loss	deficit
Balance at February 3, 2018	1,000	$—	$733,071	$(1,883,426)	$(2,603)	$(1,152,958)
Net loss	—	—	—	(33,925)	—	(33,925)
Share-based compensation	—	—	46	—	—	46
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	996	996
Unrealized gain on cash flow hedges	—	—	—	—	2,418	2,418
Foreign currency translation adjustments	—	—	—	—	(331)	(331)
Balance at May 5, 2018	1,000	$—	$733,117	$(1,917,351)	$480	$(1,183,754)

Balance at February 2, 2019	1,000	$—	$733,229	$(2,003,505)	$(1,967)	$(1,272,243)
Net loss	—	—	—	(16,230)	—	(16,230)
Share-based compensation	—	—	4	—	—	4
Reclassification of realized gains on cash flow hedges, net of tax, to earnings	—	—	—	—	(333)	(333)
Unrealized loss on cash flow hedges	—	—	—	—	(666)	(666)
Foreign currency translation adjustments	—	—	—	—	48	48
Balance at May 4, 2019	1,000	$—	$733,233	$(2,019,735)	$(2,918)	$(1,289,420)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the Thirteen Weeks Ended May 4, 2019	For the Thirteen Weeks Ended May 5, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,230)	$(33,925)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	20,282	21,505
Impairment losses	1,918	6,866
Amortization of deferred financing costs and debt discount	1,796	1,790
Amortization of intangible assets	1,285	1,803
Foreign currency transaction losses	20	30
Share-based compensation	4	46
Deferred income taxes	(327)	(991)
Reclassification of hedging losses (gains) to earnings	(333)	1,355
Changes in operating assets and liabilities:
Accounts receivable, net	(16,102)	(9,164)
Merchandise inventories, net	(27,584)	(53,005)
Prepaid expenses and other current assets	16,157	7,686
Other assets	(1,620)	(1,668)
Accounts payable and other	(109,887)	(43,913)
Federal and state income taxes	2,624	563
Net cash used in operating activities	(127,997)	(101,022)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,997)	(7,179)
Net cash used in investing activities	(17,997)	(7,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under the ABL Facility	145,000	41,561
Proceeds from Notes	1,003	—
Quarterly principal repayments of Term Loan Facility	(3,917)	(3,918)
Net cash provided by financing activities	142,086	37,643
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(83)	(470)
Decrease in cash, cash equivalents and restricted cash	(3,991)	(71,028)
Beginning balance	39,485	107,066
Ending balance	$35,494	$36,038
Supplemental cash flow information:
Income taxes paid	$7	$9
Interest paid	$50,301	$42,131

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen weeks ended May 4, 2019 and May 5, 2018

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

The Company’s fiscal year ends on the Saturday closest to January 31. All references to “fiscal 2019” represent the 52-week fiscal year that will end on February 1, 2020 and to “fiscal 2018” represent the 52-week fiscal year that ended February 2, 2019.

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

2. Revenue Recognition

Overview

The Company generates revenue from three sources: (i) customers who shop in its brick-and-mortar stores, (ii) customers who shop on its websites and (iii) wholesale customers who buy and resell its merchandise. The Company recognizes revenue at (i) the point-of-sale in brick-and-mortar stores, (ii) the date of receipt by a customer in the e-commerce business and (iii) the time ownership is transferred in the wholesale business.

Disaggregation of Revenue

A summary of disaggregated revenue is as follows:

	For the Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
J.Crew	$376,082	$391,864
Madewell	132,894	115,842
Other revenues:
Wholesale	59,301	23,247
Shipping and handling fees	7,618	7,321
Other	2,611	2,176
Total revenues	$578,506	$540,450

Accounts Receivable

A summary of accounts receivable with respect to the Company’s wholesale customers is as follows:

	May 4, 2019	February 2, 2019
Accounts receivable	$56,550	$40,439
Less allowance for doubtful accounts	(106)	(97)
Accounts receivable, net	$56,444	$40,342

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

Rollforwards of the liabilities for gift cards and loyalty program awards are as follows:

	Unredeemed Gift Cards
	For the Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Balance at beginning of period	$36,167	$32,665
Issuance of cards	12,231	13,220
Redemption of cards	(14,701)	(15,963)
Recognition of estimated breakage	(810)	(921)
Other	75	(119)
Balance at end of period	$32,962	$28,882

	Unredeemed Loyalty Program Rewards
	For the Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Balance at beginning of period	$13,830	$8,422
Earning of loyalty program points	9,272	3,537
Redemption of cards	(5,433)	(7,463)
Recognition of estimated breakage	(2,269)	(766)
Other	(8)	184
Balance at end of period	$15,392	$3,914

3. Leases

Overview

The Company is party to various long-term operating lease agreements in connection with the leasing of its brick-and-mortar stores and its corporate offices. These operating leases expire on varying dates through 2034, with a portion of these leases containing options to renew for periods of up to 5 years. Generally, these leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is typically comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by the Company or the landlord under certain conditions. The leases ordinarily require the Company to pay real estate taxes, insurance, certain utilities and common area costs.

Accounting for Leases

Historically, these operating leases were accounted for by expensing rent payments on a straight-line basis after consideration of rent holidays, step rent provisions and escalation clauses. Differences between rental expense, which was recognized from the date of possession, and actual rental payments were recorded as deferred rent and included in deferred credits. No liabilities were recognized on the balance sheet for long-term obligations pursuant to these lease agreements.

During the first quarter of fiscal 2019, however, the Company adopted pronouncements that were issued with respect to the accounting for leases. The pronouncements require lessees to recognize right-of-use lease assets (“ROU assets”) and right-of-use lease liabilities (“ROU liabilities”) for leases with terms of more than one year. The ROU liabilities are measured as the present value of the lease obligations. The ROU assets reflect the amount of the ROU liabilities less lease-related deferred credits. The Company used the effective date method whereby initial application occurred on the date of adoption with comparative periods unchanged.

Upon adoption of the new standard, the Company recorded a significant gross-up to the balance sheet, including ROU assets of $533.5 million and ROU liabilities of $624.6 million. The Company utilized the package of practical expedients permitted by the transition guidance, which allowed for a carryforward of its identification of leases, historical lease classification and initial direct costs for existing leases. The Company elected to use hindsight in determining lease term.

The new pronouncement requires a company to discount its ROU liabilities using implicit rates of return in the underlying leases. To the extent these rates of return cannot be readily determined, a company is permitted to use its incremental borrowing rate, which is required to be a collateralized rate for a period of time that corresponds to the remaining lease term.

A summary of the components of lease expense included in statement of operations is as follows:

For the Thirteen Weeks Ended May 4, 2019
Operating lease cost	$39,410
Variable lease cost	28,745
Total lease cost	$68,155

As of May 4, 2019, the weighted-average remaining lease term was 7.7 years and the weighted-average discount rate was 8.93%. The Company paid $39.0 million in the first quarter of fiscal 2019 for amounts included in the measurement of the ROU liabilities.

A reconciliation of undiscounted cash flows to the ROU liabilities is as follows:

Fiscal year	Amount
Remainder of 2019	$98,801
2020	138,057
2021	125,758
2022	112,467
2023	84,260
Thereafter	325,514
Total lease payments	$884,857
Less: interest	(283,040)
Present value of ROU liabilities	$601,817

May 4, 2019
Current portion of ROU liabilities	$114,052
Long-term ROU liabilities	487,765
Total ROU liabilities	$601,817

A summary of aggregate minimum rent at February 2, 2019 is as follows:

Fiscal year	Amount
2019	$146,282
2020	132,209
2021	121,330
2022	107,245
2023	78,925
Thereafter	313,800
Total	$899,791

4. Debt Exchange and Refinancing

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

o

189,688 shares of Parent’s 7% non-convertible perpetual series A preferred stock, no par value per share, with an aggregate initial liquidation preference of $189,688,000 (the “Series A Preferred Stock”) (which aggregate liquidation preference was $196,108,732 as of May 4, 2019); and

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

5. Management Services Agreement

Pursuant to a management services agreement (as amended and restated, the “Management Services Agreement”) entered into by the Parent, the Sponsors and the Company in connection with the Acquisition, and amended in the second quarter of fiscal 2017 in connection with the debt exchange and refinancing, the Parent provides the Company with certain ongoing consulting and management advisory services (the “Services”) and the Parent receives an aggregate annual monitoring fee prepaid quarterly in an amount equal to the greater of (i)  40 basis points of consolidated annual revenues or (ii) $8 million (in either case, the “Advisory Fee”). The Parent also receives reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the Management Services Agreement.

In addition to the amendment to the Management Services Agreement, in the second quarter of fiscal 2017 the Parent and Sponsors entered into a new management services agreement (the “New Management Services Agreement”), pursuant to which the Sponsors provide the Services to the Parent for an amount equal to the Advisory Fee less the accrued cash dividend in an amount equal to 5% of the liquidation preference on the outstanding Series A Preferred Stock of the Parent. The New Management Services Agreement also provides for reimbursement for out-of-pocket expenses incurred by the Sponsors or their designees.

The Company recorded an expense of $2.5 million in the first quarter of both fiscal 2019 and fiscal 2018 for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

6. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name	Total
Balance at February 2, 2019	$908	$49,542	$752	$250,195	$301,397
Amortization expense	(227)	(1,025)	(33)	—	(1,285)
Effect of changes in foreign exchange rates	—	—	5	—	5
Balance at May 4, 2019	$681	$48,517	$724	$250,195	$300,117
Total accumulated amortization or impairment losses at May 4, 2019	$(60,329)	$(33,483)	$(4,093)	$(635,105)	$(733,010)

The impairment losses were the result of the write-down of the following assets:

	For the Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Intangible asset related to the J.Crew trade name	$—	$—
Long-lived assets (see note 10)	1,918	6,866
Impairment losses	$1,918	$6,866

The carrying value of goodwill of $107.9 million relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit. The carrying value of the J.Crew and Madewell trade names is $250.2 million and $48.5 million, respectively, at May 4, 2019. If revenues or operating results decline below the Company’s current expectations, additional impairment charges may be recorded in the future.

7. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

The Parent adopted the Chinos Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) in connection with the Acquisition. In the second quarter of fiscal 2017, in connection with a debt exchange and refinancing, the Parent completed a recapitalization of its outstanding equity. The recapitalization resulted in, among other things, a reverse stock split of the shares of common stock underlying the share-based awards issued by the Company. The reverse stock split of 10,000-to-1 resulted in (i) a substantial decrease in number of authorized awards from 91,740,627 shares to 9,174 shares and (ii) a substantial increase in the exercise price of $0.10 to $1,000 per share.

The recapitalization included (i) the issuance of preferred stock of the Parent, including an authorization for equity awards to be granted up to 20,000 shares and (ii) the issuance of additional shares of common stock of the Parent, including an authorization for equity awards to be granted up to 13,003,295 shares. Additionally, on October 3, 2017, the Company authorized additional awards of 5,209,823 shares to be granted to its then-Chief Executive Officer in accordance with an employment agreement. The following disclosures are presented with respect to the newly authorized share-based awards only.

A summary of share-based compensation recorded in the statements of operations and comprehensive loss is as follows:

	For the Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Share-based compensation	$4	$46

A summary of shares available for grant as stock options or other share-based awards, as adjusted for the reverse stock split, is as follows:

	Common Stock Awards	Preferred Stock Awards
Available for grant at February 2, 2019	5,344,394	20,000
Authorized	—	—
Granted	(168,050)	—
Forfeited and available for reissuance	1,588,796	—
Available for grant at May 4, 2019	6,765,140	20,000

8. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	May 4, 2019	February 2, 2019
Term Loan Facility	$1,369,792	$1,373,554
Notes	347,599	346,596
Less: current portion	(32,070)	(32,070)
Less: deferred financing costs	(9,141)	(10,288)
Less: discount	(4,014)	(4,510)
Long-term debt, net	$1,672,166	$1,673,282
Borrowings under the ABL Facility	$215,800	$70,800

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

On May 4, 2019, standby letters of credit were $64.5 million, outstanding borrowings were $215.8 million, and excess availability, as defined, was $94.7 million. The weighted average interest rate on the borrowings outstanding under the ABL Facility was 4.62% on May 4, 2019. Average short-term borrowings under the ABL Facility were $196.4 million and $30.5 million in the first quarter of fiscal 2019 and fiscal 2018, respectively.

Demand Letter of Credit Facility

The Company has an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On May 4, 2019, outstanding documentary letters of credit were $1.6 million and availability under this facility was $18.4 million.

Term Loan Facility

2017 Amendment.  In the second quarter of fiscal 2017, concurrently with the settlement of the Exchange Offer, the Company amended its Term Loan Facility to, among other things, (i) increase the interest rate applicable to the loans held by consenting lenders, which represented 88% of lenders, (the “Consenting Lenders”; and the loans held by the Consenting Lenders, the “Amended Loans”) by 22 basis points, (ii) increase the amount of amortization payable to Consenting Lenders, (iii) provide for the New Term Loan Borrowings of $30.0 million, (iv) amend certain covenants and events of default and (v) direct Wilmington Savings Fund Society, FSB, as administrative agent under the Term Loan Facility, to dismiss, with prejudice, certain litigation regarding the Initial Transferred IP (and the related actions). Additionally, the Company repaid $150.5 million of principal amount of term loans outstanding under the Term Loan Facility, which was financed with (i) the net proceeds from the New Money Notes of $94.1 million, (ii) the net proceeds from the New Term Loan Borrowings of $29.4 million and (iii) cash on hand of $27.0 million.

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

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 5.93% on May 4, 2019. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at May 4, 2019.

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

Notes

General.  In the second quarter of fiscal 2017, in connection with settlement of the Exchange Offer and the issuance of the Notes, J.Crew Brand, LLC and J.Crew Brand Corp. (together, the “Notes Co-Issuers”) and the Guarantors (as defined below) entered into (i) an indenture with U.S. Bank National Association, as Trustee and collateral agent, governing the terms of the Exchange Notes (the “Exchange Notes Indenture”) and (ii) an indenture with the Trustee and U.S. Bank, as collateral agent, governing the terms of the New Money Notes (the “New Money Notes Indenture”), which is in substantially the same form as the Exchange Notes Indenture.

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

Interest Expense

A summary of the components of interest expense is as follows:

	For the Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Term Loan Facility	$21,130	$18,383
Notes	11,250	11,264
ABL Facility	2,361	355
Amortization of deferred financing costs and debt discount	1,796	1,790
Realized hedging losses (gains)	(333)	1,355
Other interest, net of interest income	714	(165)
Interest expense, net	$36,918	$32,982

9. Derivative Financial Instruments

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

August 2014 Interest Rate Swaps

In August 2014, the Company entered into interest rate swap agreements that limited exposure to interest rate increases on a portion of the Company’s floating rate indebtedness. The interest rate swap agreements covered an aggregate notional amount of $800 million from March 2016 to March 2019 and carried a fixed rate of 2.56% plus the applicable margin.

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

	May 4, 2019	February 2, 2019
Interest rate swaps (included in other assets)	$—	$480
Interest rate swaps (included in other liabilities)	$(3,973)	$(3,663)

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

Financial assets and liabilities

The fair value of the Company’s long-term debt was estimated to be $1,559 million and $1,401 million at May 4, 2019 and February 2, 2019, respectively, based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain long-lived assets, have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of May 4, 2019 or February 2, 2019 that are measured on a recurring basis in the financial statements at fair value.

The Company assesses the recoverability of goodwill and intangibles whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its fair value, the Company records a charge to write-down the intangible asset to its fair value. Impairment charges of goodwill are based on fair value measurements derived using a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach. Impairment charges of intangible assets are based on fair value measurements derived using an income approach, specifically the relief from royalty method, which is a revenue and royalty rate approach. The valuation methodologies incorporate unobservable inputs reflecting significant estimates and assumptions made by management (level 3 inputs). For more information related to goodwill and intangible asset impairment charges, see note 6.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Carrying value of long-term assets written down to fair value	$1,918	$6,866
Impairment charge	$1,918	$6,866

11. Income Taxes

The Parent files a consolidated federal income tax return and state combined income tax returns, which include Group and all of its wholly owned subsidiaries. The income tax provision is calculated as if Group were a stand-alone taxpayer.

In the first quarter of fiscal 2019, the Company recorded a provision for income taxes of $1.4 million on a pre-tax loss of $14.8 million. The provision for income taxes reflects a charge for current federal and state tax liabilities and a discrete item of $0.3 million related to state tax law changes. The Company’s effective tax rate of (9.6)% differs from the U.S. federal statutory rate of 21% primarily related to current year pre-tax losses for which limited tax benefit was provided as the Company could not conclude that all of its deferred tax assets were realizable on a more-likely-than not basis. Other items impacting the provision for income taxes include the U.S. taxation of foreign earnings under the Global Intangible Low Tax Income (“GILTI”) regime, the recognition of valuation allowances with respect to the carryforward of unutilized interest deductions, the recognition of international valuation allowances and lower rates in foreign tax jurisdictions.

In the first quarter of fiscal 2018, the Company recorded a provision for income taxes of $49, which reflects a charge for the valuation allowance with respect to the deferred tax asset related to the carryforward of unutilized interest deductions. Other items impacting the provision for income taxes include the recognition of international valuation allowances, lower rates in foreign tax jurisdictions, and reserves for uncertain tax positions.

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on a weighing process of available evidence, whether it is more-likely-than-not that its deferred tax assets will not be realized. As of May 4, 2019, the Company maintained a full valuation allowance against its deferred tax assets.

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

12. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on the Company’s financial position, results of operations or cash flows. As of May 4, 2019, the Company has recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to its results of operations. In addition, there are certain other claims and legal proceedings pending against the Company for which accruals have not been established.

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

On November 21, 2018, the remaining Plaintiffs filed a limited appeal of the judge’s April 25, 2018 Memorandum Decision and Order with the First Department of the New York Appellate Division in an attempt to resuscitate their fraudulent conveyance claim. The Company filed an opposition brief on February 14, 2019, arguing that the trial court properly dismissed the fraudulent conveyance claim. On March 8, 2019, the remaining Plaintiffs filed a reply brief in support of their appeal. Oral argument on the appeal occurred on April 2, 2019. On April 25, 2019, the First Department unanimously affirmed the trial court’s decision to dismiss the fraudulent conveyance claim with prejudice.

Discovery in the action is ongoing. The Company believes that the remaining claim is wholly without merit, and intends to vigorously oppose the claim.

13. Workforce Reductions

A rollforward of the reserve for severance and related costs is as follows:

	For the Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Balance at beginning of period	$7,965	$3,543
Provisions charged to expense	2,543	3,288
Reversals	(107)	—
Payments	(4,116)	(4,700)
Balance at end of period	$6,285	$2,131

The Company expects the unpaid severance at May 4, 2019 to be paid through the third quarter of fiscal 2020.

14. Corporate Headquarters Relocation

In the second quarter of fiscal 2018, the Company entered into a lease amendment and surrender agreement (the “Surrender Agreement”) with Vornado Office Management, LLC (“Vornado”). The terms of the Surrender Agreement provide for, among other things, the early termination and surrender of the space currently occupied by the Company at 770 Broadway in New York City. In exchange for the surrender, Vornado agreed to pay the Company a termination payment of $35 million. The Company plans to be fully vacated from its former corporate headquarters by June 30, 2019, and expects to collect the termination payment in installments through such date. The Company records the benefit of $35 million, as a reduction of selling, general and administrative expense, over the period starting May 10, 2018 until June 30, 2019.

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

15. Related Party Transactions

Intellectual property license agreements

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

The proceeds from the license fees to IPCo are used by IPCo and J.Crew Brand, LLC, wholly-owned subsidiaries of the Company (collectively, “J.Crew BrandCo”), to meet debt service requirements on the Notes. Any license fees in excess of the debt service requirements are loaned back to OpCo on a subordinated basis. As of May 4, 2019, J.Crew BrandCo had total assets of $396.2 million, consisting of intangible assets of $250.2 million, receivable due from OpCo of $136.0 million, license fee receivable of $9.8 million and cash and cash equivalents of $0.2 million, and total liabilities of $348.4 million related to the Notes. For the thirteen weeks ended May 4, 2019, IPCo earned royalty revenue of $14.8 million. The Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Chinos Intermediate Holdings A, Inc. Senior PIK Toggle Note

In the fourth quarter of fiscal 2013, the PIK Notes Issuer, which is an indirect parent holding company of Group, issued $500 million of PIK Notes. As part of the debt exchange and refinancing in July 2017, $565.7 million in aggregate principal amount of the PIK Notes were exchanged for $249.6 million of Exchange Notes and shares of preferred and common stock of the Parent. As of February 2, 2019, there were $1.0 million in aggregate principal amount of PIK Notes outstanding, and in the first quarter of fiscal 2019 the Parent redeemed all remaining outstanding PIK Notes. The PIK Notes were: (i) senior unsecured obligations of the PIK Notes Issuer, (ii) structurally subordinated to all of the liabilities of the PIK Notes Issuers’ subsidiaries, and (iii) not guaranteed by any of the PIK Notes Issuers’ subsidiaries, and therefore are not recorded in the Company’s financial statements.

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

Due to Sponsors

As part of the debt exchange and refinancing, the Sponsors purchased $30.0 million principal amount of new term loans under the Term Loan Facility. As of May 4, 2019, the principal amount outstanding was $31.6 million. For more information on the New Term Loan Borrowings, see note 8.

Due to Parent

Certain transactions, primarily related to income taxes, between Group and its Parent give rise to intercompany receivables and payables. A summary of the components of Due to Parent is as follows:

	May 4, 2019	February 2, 2019
Income taxes payable to Parent	$(48,648)	$(48,648)
Monitoring fees payable	(483)	(1,938)
Transaction-related payments on behalf of Parent	14,127	13,124
Due to Parent	$(35,004)	$(37,462)

16. Recent Accounting Pronouncements

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness, our substantial lease obligations, our ability to anticipate and timely respond to changes in trends and consumer preferences, the strength of the global economy, competitive market conditions, our ability to attract and retain key personnel, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, product offerings, sales channels and businesses, our ability to implement our growth strategy, material disruption to our information systems, compromises to our data security, our ability to maintain the value of our brands and protect our trademarks, our ability to implement our real estate strategy, changes in demographic patterns, adverse or unseasonable weather or other interruptions in our foreign sourcing, customer call, order fulfillment or distribution operations, increases in the demand for or prices of raw materials used to manufacture our products, trade restrictions or disruptions and other factors which are set forth in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the Securities and Exchange Commission (the “SEC”). There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the SEC. When used herein, the terms “J.Crew,” “Group,” “Company,” “we,” “us” and “our” refer to J.Crew Group, Inc., including its wholly-owned subsidiaries.

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

We sell our J.Crew and Madewell merchandise through our retail and factory stores, our websites and select partners. As of May 4, 2019, we operated 196 J.Crew retail stores, 173 J.Crew factory stores (including 41 J.Crew Mercantile® stores) and 131 Madewell stores throughout the United States, Canada, the United Kingdom and Hong Kong; compared to 229 J.Crew retail stores, 175 J.Crew factory stores (including 42 J.Crew Mercantile stores) and 121 Madewell stores as of May 5, 2018. During fiscal 2019, we expect to open 10 Madewell stores and one J.Crew retail store and close approximately 20 stores.

A summary of revenues by brand for the first quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended May 4, 2019	For the Thirteen Weeks Ended May 5, 2018
J.Crew	$376.1	$391.9
Madewell	132.9	115.8
Other(1)	69.5	32.8
Total revenues	$578.5	$540.5

(1)	Consists primarily of revenues from wholesale customers and shipping and handling fees.

A summary of highlights for the first quarter is as follows:

•	Revenues increased 7.0% to $578.5 million, with comparable company sales up 1.3%.
•	J.Crew revenues decreased 4.0% to $376.1 million, with J.Crew comparable sales down 1.2%.
•	Madewell revenues increased 14.7% to $132.9 million, with Madewell comparable sales up 9.5%.
•	Gross margin decreased to 37.0% from 38.3% last year.
•	We opened two Madewell stores. We closed seven J.Crew retail stores and one J.Crew factory store.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. A key measure used in our evaluation is comparable company sales, which includes (i) net sales from stores that have been open for at least 12 months, (ii) e-commerce net sales and (iii) shipping and handling fees. Due to the 53rd week in fiscal 2017, when calculating comparable company sales for fiscal 2018, we have realigned the weeks of fiscal 2017 to be consistent with the fiscal 2018 retail calendar.

A complete description of the measures we use to assess the performance of our business appears in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the SEC.

Results of Operations – First Quarter of Fiscal 2019 compared to First Quarter of Fiscal 2018

	For the Thirteen Weeks Ended May 4, 2019		For the Thirteen Weeks Ended May 5, 2018		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$578.5	100.0%	$540.5	100.0%	$38.0	7.0%
Gross profit	213.8	37.0	206.8	38.3	7.0	3.4
Selling, general and administrative expenses	189.8	32.8	200.8	37.2	(11.0)	(5.5)
Impairment losses	1.9	0.3	6.9	1.3	(5.0)	(72.1)
Income (loss) from operations	22.1	3.8	(0.9)	(0.2)	23.0	NM
Interest expense, net	36.9	6.4	33.0	6.1	3.9	11.9
Provision for income taxes	1.4	0.2	—	—	1.4	NM
Net loss	$(16.2)	(2.8)%	$(33.9)	(6.3)%	$17.7	52.2%

Revenues

Total revenues increased $38.0 million, or 7.0%, to $578.5 million in the first quarter of fiscal 2019 from $540.5 million in the first quarter last year, driven primarily by an increase in revenue from wholesale customers. Comparable company sales increased 1.3% following an increase of 0.6% in the first quarter last year.

J.Crew sales decreased $15.8 million, or 4.0%, to $376.1 million in the first quarter of fiscal 2019 from $391.9 million in the first quarter last year. J.Crew comparable sales decreased 1.2% following a decrease of 5.6% in the first quarter last year.

Madewell sales increased $17.1 million, or 14.7%, to $132.9 million in the first quarter of fiscal 2019 from $115.8 million in the first quarter last year. Madewell comparable sales increased 9.5% following an increase of 30.9% in the first quarter last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended May 4, 2019	For the Thirteen Weeks Ended May 5, 2018
Apparel:
Women's	60%	60%
Men's	18	19
Children's	6	7
Accessories	16	14
	100%	100%

Other revenues increased $36.7 million to $69.5 million in the first quarter of fiscal 2019 from $32.8 million in the first quarter last year, primarily a result of revenue from wholesale customers.

Gross Profit

Gross profit increased $7.0 million to $213.8 million in the first quarter of fiscal 2019 from $206.8 million in the first quarter last year. This increase resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Increase in revenues	$20.2
Decrease in margin	(16.9)
Decrease in buying and occupancy costs	3.7
Increase in gross profit	$7.0

Gross margin decreased to 37.0% in the first quarter of fiscal 2019 from 38.3% in the first quarter last year. The decrease in gross margin was driven by: (i) a 290 basis point deterioration in margin primarily due to the dilutive effect of the planned inventory liquidation and increased penetration of our wholesale business, offset by (ii) a 160 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $11.0 million to $189.8 million in the first quarter of fiscal 2019 from $200.8 million in the first quarter last year. This decrease resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Corporate occupancy actions	$(5.4)
Decrease in operating and corporate expenses	(4.0)
Decrease in marketing costs	(2.4)
Decrease in transformation costs	(2.1)
Increase in transaction costs	2.9
Total decrease in selling, general and administrative expenses	$(11.0)

As a percentage of revenues, selling, general and administrative expenses decreased to 32.8% in the first quarter of fiscal 2019 from 37.2% in the first quarter last year.

Interest Expense, Net

Interest expense, net of interest income, increased $3.9 million to $36.9 million in the first quarter of fiscal 2019 from $33.0 million in the first quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended May 4, 2019	For the Thirteen Weeks Ended May 5, 2018
Term Loan Facility	$21.1	$18.4
Notes	11.3	11.3
ABL Facility	2.4	0.3
Amortization of deferred financing costs and debt discount	1.8	1.8
Realized hedging losses (gains)	(0.3)	1.4
Other, net of interest income	0.6	(0.2)
Interest expense, net	$36.9	$33.0

Provision for Income Taxes

In the first quarter of fiscal 2019, we recorded a provision for income taxes of $1.4 million on a pre-tax loss of $14.8 million. The provision for income taxes reflects a charge for current federal and state tax liabilities and a discrete item of $0.3 million related to state tax law changes. Our effective tax rate of (9.6)% differs from the U.S. federal statutory rate of 21% primarily related to current year pre-tax losses for which limited tax benefit was provided as we could not conclude that all of its deferred tax assets were realizable on a more-likely-than not basis. Other items impacting the provision for income taxes include the U.S. taxation of foreign earnings under the Global Intangible Low Tax Income (“GILTI”) regime, the recognition of valuation allowances with respect to the carryforward of unutilized interest deductions, the recognition of international valuation allowances and lower rates in foreign tax jurisdictions.

In the first quarter of fiscal 2018, we recorded a provision for income taxes of $49, which reflects a charge for the valuation allowance with respect to the deferred tax asset related to the carryforward of unutilized interest deductions. Other items impacting the provision for income taxes include the recognition of international valuation allowances, lower rates in foreign tax jurisdictions, and reserves for uncertain tax positions.

Net Loss

Net loss decreased $17.7 million to $16.2 million in the first quarter of fiscal 2019 from $33.9 million in the first quarter last year. This decrease was due to: (i) an increase in gross profit of $7.0 million, (ii) a decrease in selling, general and administrative expenses of $11.0 million and (iii) a decrease in impairment losses of $5.0 million, offset by (iv) an increase in interest expense of $3.9 million and (v) an increase in the provision for income taxes of $1.4 million.

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents and borrowings available under the ABL Facility. Our primary cash needs are (i) meeting debt service requirements, (ii) capital expenditures in connection with making information technology enhancements, opening new stores and improving our existing stores and making investments in our distribution network and corporate headquarters and (iii) funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. See “—Outlook” below.

Operating Activities

(Dollars in millions)	For the Thirteen Weeks Ended May 4, 2019	For the Thirteen Weeks Ended May 5, 2018
Net loss	$(16.2)	$(33.9)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	20.3	21.5
Impairment losses	1.9	6.9
Amortization of deferred financing costs and debt discount	1.8	1.8
Amortization of intangible assets	1.3	1.8
Deferred income taxes	(0.3)	(1.0)
Reclassification of hedging losses (gains) to earnings	(0.3)	1.4
Changes in operating assets and liabilities	(136.5)	(99.5)
Net cash used in operating activities	$(128.0)	$(101.0)

Cash used in operating activities of $128.0 million in the first quarter of fiscal 2019 resulted from: (i) changes in operating assets and liabilities of $136.5 million, primarily due to seasonal working capital fluctuations, and (ii) a net loss of $16.2 million, partially offset by (iii) non-cash adjustments of $24.7 million.

Cash used in operating activities of $101.0 million in the first quarter of fiscal 2018 resulted from: (i) changes in operating assets and liabilities of $99.5 million, primarily due to an increase in merchandise inventories as a result of an anticipated increase in revenues, and (ii) a net loss of $33.9 million, partially offset by (iii) non-cash adjustments of $32.4 million.

Investing Activities

(Dollars in millions)	For the Thirteen Weeks Ended May 4, 2019	For the Thirteen Weeks Ended May 5, 2018
Capital expenditures:
Corporate headquarters relocation	$(9.7)	$—
New stores and store improvements	(4.3)	(1.2)
Information technology	(3.8)	(5.4)
Other(1)	(0.2)	(0.6)
Net cash used in investing activities	$(18.0)	$(7.2)

(1)	Includes capital expenditures for warehouse improvements and general corporate purposes.

Capital expenditures are planned at approximately $60 to $70 million for fiscal year 2019, including approximately $25 million for our corporate headquarters relocation, approximately $20 million for information technology enhancements, approximately $20 million for new stores and store improvements, and the remainder for warehouse improvements and general corporate purposes.

Financing Activities

(Dollars in millions)	For the Thirteen Weeks Ended May 4, 2019	For the Thirteen Weeks Ended May 5, 2018
Net borrowings under the ABL Facility	$145.0	$41.5
Proceeds from Notes	1.0	—
Quarterly principal repayments of Term Loan Facility	(3.9)	(3.9)
Net cash provided by financing activities	$142.1	$37.6

Cash provided by financing activities of $142.1 million in the first quarter of fiscal 2019 resulted primarily from: (i) net borrowings under the ABL Facility, offset by (ii) quarterly principal repayments of the Term Loan Facility.

Cash provided by financing activities of $37.6 million in the first quarter of fiscal 2018 resulted from: (i) net borrowings under the ABL Facility, offset by (ii) quarterly principal repayments of the Term Loan Facility.

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

o

189,688 shares of Parent’s 7% non-convertible perpetual series A preferred stock, no par value per share, with an aggregate initial liquidation preference of $189,688,000 (which aggregate liquidation preference was $196,108,732 as of May 4, 2019); and

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

Financing Arrangements

ABL Facility

We have an ABL Facility, which is governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto, that, following the Sixth Amendment described below, provides for a $375 million senior secured asset-based revolving line of credit (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. We cannot borrow in excess of $375 million under the ABL Facility without the consent of holders of at least a majority of the loans outstanding under our Term Loan Facility. The borrowing base under the ABL Facility equals the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to $200 million, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the maturity date of November 17, 2021.

On September 19, 2018, we entered into a Sixth Amendment to Credit Agreement (Incremental Amendment) (the “Sixth Amendment”), which amended the ABL Facility to increase the revolving credit commitment from $350 million to $375 million, with the additional $25 million provided by MUFG Union Bank, N.A., which joined the ABL Facility as an additional lender.

On May 4, 2019, standby letters of credit were $64.5 million, outstanding borrowings were $215.8 million, and excess availability, as defined, was $94.7 million. The weighted average interest rate on the borrowings outstanding under the ABL Facility was 4.62% on May 4, 2019. Average short-term borrowings under the ABL Facility were $196.4 million and $30.5 million in the first quarter of fiscal 2019 and fiscal 2018, respectively.

As of the date of this report, there were outstanding borrowings of approximately $198 million under the ABL Facility with excess availability of approximately $113 million.

Demand Letter of Credit Facility

We have an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On May 4, 2019, outstanding documentary letters of credit were $1.6 million and availability under this facility was $18.4 million.

Term Loan Facility

2017 Amendment.  In the second quarter of fiscal 2017, concurrently with the settlement of the Exchange Offer, we amended our Term Loan Facility to, among other things, (i) increase the interest rate applicable to the loans held by consenting lenders, which represented 88% of lenders, (the “Consenting Lenders”; and the loans held by the Consenting Lenders, the “Amended Loans”) by 22 basis points, (ii) increase the amount of amortization payable to Consenting Lenders, (iii) provide for the New Term Loan Borrowings of $30.0 million, (iv) amend certain covenants and events of default and (v) direct Wilmington Savings Fund Society, FSB, as administrative agent under the Term Loan Facility, to dismiss, with prejudice, certain litigation regarding the Initial Transferred IP (and the related actions). Additionally, we repaid $150.5 million of principal amount of term loans outstanding under the Term Loan Facility, which was financed with (i) the net proceeds from the New Money Notes of $94.1 million, (ii) the net proceeds from the New Term Loan Borrowings of $29.4 million and (iii) cash on hand of $27.0 million.

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

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 5.93% on May 4, 2019. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at May 4, 2019.

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

Notes

General.  In the second quarter of fiscal 2017, in connection with settlement of the Exchange Offer and the issuance of the Notes, J.Crew Brand, LLC and J.Crew Brand Corp. (together, the “Notes Co-Issuers”) and the Guarantors (as defined below) entered into (i) an indenture with U.S. Bank National Association, as Trustee and collateral agent, governing the terms of the Exchange Notes (the “Exchange Notes Indenture”) and (ii) an indenture with the Trustee and U.S. Bank, as collateral agent, governing the terms of the New Money Notes (the “New Money Notes Indenture”), which is in substantially the same form as the Exchange Notes Indenture.

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

PIK Notes

In the fourth quarter of fiscal 2013, the PIK Notes Issuer, an indirect parent holding company of Group, issued $500 million of PIK Notes. As part of the debt exchange and refinancing in July 2017, $565.7 million in aggregate principal amount of the PIK Notes were exchanged for $249.6 million of Exchange Notes and shares of preferred and common stock of the Parent. As of February 2, 2019, there were $1.0 million in aggregate principal amount of PIK Notes outstanding, and in the first quarter of fiscal 2019 the Parent redeemed all remaining outstanding PIK Notes. The PIK Notes were: (i) senior unsecured obligations of the PIK Notes Issuer, (ii) structurally subordinated to all of the liabilities of the PIK Notes Issuers’ subsidiaries, and (iii) not guaranteed by any of the PIK Notes Issuers’ subsidiaries, and therefore are not recorded in our financial statements.

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

The proceeds from the license fees to IPCo are used by IPCo and J.Crew Brand, LLC, wholly-owned subsidiaries of the Company (collectively, “J.Crew BrandCo”), to meet debt service requirements on the Notes. Any license fees in excess of the debt service requirements are loaned back to OpCo on a subordinated basis. As of May 4, 2019, J.Crew BrandCo had total assets of $396.2 million, consisting of intangible assets of $250.2 million, receivable due from OpCo of $136.0 million, license fee receivable of $9.8 million and cash and cash equivalents of $0.2 million, and total liabilities of $348.4 million related to the Notes. For the thirteen weeks ended May 4, 2019, IPCo earned royalty revenue of $14.8 million. The Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Below is consolidating balance sheet information reflecting the elimination of the accounts of J.Crew BrandCo from our condensed consolidated balance sheet as of May 4, 2019.

	As of May 4, 2019
	(unaudited)
	Consolidated balance sheet	Eliminations of J.Crew BrandCo	Consolidated balance sheet of subsidiaries excluding J.Crew BrandCo
ASSETS
Current assets:
Cash and cash equivalents	$30,236	$(188)	$30,048
Restricted cash	5,258	—	5,258
Accounts receivable, net	56,444	—	56,444
Merchandise inventories, net	418,009	—	418,009
Prepaid expenses and other current assets	68,739	—	68,739
Refundable income taxes	5,772	—	5,772
Total current assets	584,458	(188)	584,270
Property and equipment, net	239,478	—	239,478
Right-of-use lease assets	513,037	—	513,037
Intangible assets, net	300,117	(250,195)	49,922
Investment in subsidiary	—	233,650	233,650
Goodwill	107,900	—	107,900
Other assets	7,642	—	7,642
Total assets	$1,752,632	$(16,733)	$1,735,899
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$224,700	$—	$224,700
Borrowings under the ABL Facility	215,800	—	215,800
Other current liabilities	203,903	9,833	213,736
Current portion of right-of-use lease liabilities	114,052	—	114,052
Due to Parent	35,004	—	35,004
Interest payable	8,848	(5,632)	3,216
Current portion of long-term debt	32,070	—	32,070
Total current liabilities	834,377	4,201	838,578
Long-term debt, net	1,672,166	(342,764)	1,329,402
Due to J.Crew BrandCo	—	136,021	136,021
Long-term right-of-use lease liabilities	487,765	—	487,765
Deferred income taxes, net	16,545	(16,545)	—
Other liabilities	31,199	—	31,199
Total liabilities	3,042,052	(219,087)	2,822,965
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—
Additional paid-in capital	733,233	249,596	982,829
Accumulated other comprehensive loss	(2,918)	—	(2,918)
Accumulated deficit	(2,019,735)	(47,242)	(2,066,977)
Total stockholders’ deficit	(1,289,420)	202,354	(1,087,066)
Total liabilities and stockholders’ deficit	$1,752,632	$(16,733)	$1,735,899

Below is consolidating statement of operations and comprehensive loss information reflecting the elimination of the accounts of J.Crew BrandCo from our condensed consolidated statement of operations and comprehensive loss for the thirteen weeks ended May 4, 2019.

	For the Thirteen Weeks Ended May 4, 2019
	(unaudited)
	Consolidated	Eliminations of J.Crew BrandCo	Consolidated subsidiaries excluding J.Crew BrandCo
Condensed Consolidated Statements of Operations and Comprehensive Loss
Revenues:
Net sales	$508,976	$—	$508,976
Other	69,530	—	69,530
Total revenues	578,506	—	578,506
Cost of goods sold, including buying and occupancy costs	364,729	—	364,729
Royalty expense	—	14,750	14,750
Gross profit	213,777	(14,750)	199,027
Selling, general and administrative expenses	189,750	(61)	189,689
Impairment losses	1,918	—	1,918
Income from operations	22,109	(14,689)	7,420
Interest expense, net of interest income	36,918	(11,758)	25,160
Loss before income taxes	(14,809)	(2,931)	(17,740)
Provision for income taxes	1,421	—	1,421
Net loss	$(16,230)	$(2,931)	$(19,161)
Other comprehensive income (loss):
Reclassification of gains on cash flow hedges, net of tax, to earnings	(333)	—	(333)
Unrealized loss on cash flow hedges, net of tax	(666)	—	(666)
Foreign currency translation adjustments	48	—	48
Comprehensive loss	$(17,181)	$(2,931)	$(20,112)

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) debt service requirements, including required (a) quarterly principal repayments and (b) repayments, if any, based on annual excess cash flows, if any, as defined, (ii) capital expenditures and (iii) working capital. Management anticipates that capital expenditures in fiscal 2019 will be approximately $60 to $70 million, including approximately $25 million for our corporate headquarters relocation, approximately $20 million for information technology enhancements, approximately $20 million for new stores and store improvements, and the remainder for warehouse improvements and general corporate purposes. Management expects to pay interest of approximately $145 million in fiscal 2019 to fund debt service obligations. During fiscal 2019, we expect to open 10 Madewell stores and one J.Crew retail store and close approximately 20 stores.

Management believes that our current balances of cash and cash equivalents, projected cash flows from operating, investing and financing activities and amounts available under the ABL Facility will be adequate to fund primary short-term and long-term liquidity needs. Our ability to satisfy these obligations and to remain in compliance with the financial covenants under our financing arrangements depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control. During the first quarter of fiscal 2019, we, in consultation with our legal and financial advisors, announced that we are actively exploring strategic alternatives to maximize the value of the Company, including a potential initial public offering of our Madewell business.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of May 4, 2019, we had the following obligations under letters of credit in future periods:

Letters of Credit	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Dollars in millions)
Standby	$64.5	$64.4	$0.1	$—	$—
Documentary	1.6	1.6	—	—	—
	$66.1	$66.0	$0.1	$—	$—

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

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the SEC.

During the first quarter of fiscal 2019, we adopted pronouncements that were issued with respect to the accounting for leases. The pronouncements require lessees to recognize right-of-use lease assets (“ROU assets”) and right-of-use lease liabilities (“ROU liabilities”) for leases with terms of more than one year. The ROU liabilities are measured as the present value of the lease obligations. The ROU assets reflect the amount of the ROU liabilities less lease-related deferred credits. We used the effective date method whereby initial application occurred on the date of adoption with comparative periods unchanged. Additionally, we utilized the package of practical expedients permitted by the transition guidance, which allowed for a carryforward of our identification of leases, historical lease classification and initial direct costs for existing leases. See note 3 to our unaudited condensed consolidated financial statements included in this report for more information regarding our accounting for leases.

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps whereby we receive floating rate payments based on the greater of LIBOR and the floor rate and make payments based on a fixed rate. In October 2018, we entered into an interest rate swap agreement which covers a notional amount of $750 million from March 2019 to March 2020. Under the terms of this agreement, our effective fixed interest rate on the notional amount of indebtedness is 3.03% plus the applicable margin.

In August 2014, we entered into interest rate swap agreements that covered a notional amount of $800 million from March 2016 to March 2019. Under the terms of these agreements, our effective fixed interest rate on the notional amount of indebtedness was 2.56% plus the applicable margin.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. As of May 4, 2019, we have recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to our results of operations. In addition, there are certain other claims and legal proceedings pending against us for which accruals have not been established.

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

On November 21, 2018, the remaining Plaintiffs filed a limited appeal of the judge’s April 25, 2018 Memorandum Decision and Order with the First Department of the New York Appellate Division in an attempt to resuscitate their fraudulent conveyance claim. We filed an opposition brief on February 14, 2019, arguing that the trial court properly dismissed the fraudulent conveyance claim. On March 8, 2019, the remaining Plaintiffs filed a reply brief in support of their appeal. Oral argument on the appeal occurred on April 2, 2019. On April 25, 2019, the First Department unanimously affirmed the trial court’s decision to dismiss the fraudulent conveyance claim with prejudice.

Discovery in the action is ongoing. We believe that the remaining claim is wholly without merit, and intend to vigorously oppose the claim.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 includes a detailed discussion of certain risks that could materially adversely affect our business, our operating results or our financial condition. There have been no material changes to the risk factors previously disclosed.

ITEM 6. EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	J.Crew Group, Inc. 2019 Special Bonus Plan*

Certifications

Exhibit No.	Document

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at May 4, 2019 and February 2, 2019, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended May 4, 2019 and May 5, 2018, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the thirteen weeks ended May 4, 2019 and May 5, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 4, 2019 and May 5, 2018, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: May 29, 2019	By:	/S/ MICHAEL J. NICHOLSON
Michael J. Nicholson
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 29, 2019	By:	/S/ VINCENT ZANNA
Vincent Zanna
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 29, 2019	By:	/S/ JEREMY BROOKS
Jeremy Brooks
Chief Accounting Officer
(Principal Accounting Officer)