Form 10-Q
period 2019-08-03
J CREW GROUP INC
filed 2019-09-13
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at September 13, 2019
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	August 3, 2019	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$27,173	$25,738
Restricted cash	3,728	13,747
Accounts receivable, net	42,059	40,342
Merchandise inventories, net	415,637	390,470
Prepaid expenses and other current assets	57,474	84,942
Refundable income taxes	4,531	7,331
Total current assets	550,602	562,570
Property and equipment, net	237,295	243,620
Right-of-use lease assets	501,787	—
Intangible assets, net	298,779	301,397
Goodwill	107,900	107,900
Other assets	12,618	6,164
Total assets	$1,708,981	$1,221,651
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$251,562	$259,705
Other current liabilities	208,784	244,864
Borrowings under the ABL Facility	198,200	70,800
Current portion of right-of-use lease liabilities	113,831	—
Due to Parent	35,472	37,462
Interest payable	20,085	23,866
Current portion of long-term debt	21,600	32,070
Total current liabilities	849,534	668,767
Long-term debt, net	1,667,318	1,673,282
Long-term right-of-use lease liabilities	472,949	—
Lease-related deferred credits, net	—	105,877
Deferred income taxes, net	19,098	16,872
Other liabilities	35,064	29,096
Total liabilities	3,043,963	2,493,894
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	733,250	733,229
Accumulated other comprehensive loss	(4,275)	(1,967)
Accumulated deficit	(2,063,957)	(2,003,505)
Total stockholders’ deficit	(1,334,982)	(1,272,243)
Total liabilities and stockholders’ deficit	$1,708,981	$1,221,651

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	For the Thirteen Weeks Ended August 3, 2019	For the Thirteen Weeks Ended August 4, 2018
Revenues:
Net sales	$538,812	$550,541
Other	50,017	37,032
Total revenues	588,829	587,573
Cost of goods sold, including buying and occupancy costs	379,383	361,572
Gross profit	209,446	226,001
Selling, general and administrative expenses	208,020	192,659
Impairment losses	2,962	—
Income (loss) from operations	(1,536)	33,342
Interest expense, net	37,727	34,400
Loss before income taxes	(39,263)	(1,058)
Provision for income taxes	4,959	5,036
Net loss	$(44,222)	$(6,094)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,137	365
Unrealized loss on cash flow hedges, net of tax	(2,632)	(201)
Foreign currency translation adjustments	138	(147)
Comprehensive loss	$(45,579)	$(6,077)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	For the Twenty-six Weeks Ended August 3, 2019	For the Twenty-six Weeks Ended August 4, 2018
Revenues:
Net sales	$1,047,788	$1,058,247
Other	119,547	69,776
Total revenues	1,167,335	1,128,023
Cost of goods sold, including buying and occupancy costs	744,112	695,214
Gross profit	423,223	432,809
Selling, general and administrative expenses	397,771	393,495
Impairment losses	4,880	6,866
Income from operations	20,572	32,448
Interest expense, net	74,645	67,382
Loss before income taxes	(54,073)	(34,934)
Provision for income taxes	6,379	5,085
Net loss	$(60,452)	$(40,019)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	804	1,361
Unrealized gain (loss) on cash flow hedges, net of tax	(3,298)	2,217
Foreign currency translation adjustments	186	(478)
Comprehensive loss	$(62,760)	$(36,919)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance at February 3, 2018	1,000	$—	$733,071	$(1,883,426)	$(2,603)	$(1,152,958)
Net loss	—	—	—	(33,925)	—	(33,925)
Share-based compensation	—	—	46	—	—	46
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	996	996
Unrealized gain on cash flow hedges	—	—	—	—	2,418	2,418
Foreign currency translation adjustments	—	—	—	—	(331)	(331)
Balance at May 5, 2018	1,000	—	733,117	(1,917,351)	480	(1,183,754)
Net loss	—	—	—	(6,094)	—	(6,094)
Share-based compensation	—	—	74	—	—	74
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	365	365
Unrealized loss on cash flow hedges	—	—	—	—	(201)	(201)
Foreign currency translation adjustments	—	—	—	—	(147)	(147)
Balance at August 4, 2018	1,000	$—	$733,191	$(1,923,445)	$497	$(1,189,757)

Balance at February 2, 2019	1,000	$—	$733,229	$(2,003,505)	$(1,967)	$(1,272,243)
Net loss	—	—	—	(16,230)	—	(16,230)
Share-based compensation	—	—	4	—	—	4
Reclassification of realized gains on cash flow hedges, net of tax, to earnings	—	—	—	—	(333)	(333)
Unrealized loss on cash flow hedges	—	—	—	—	(666)	(666)
Foreign currency translation adjustments	—	—	—	—	48	48
Balance at May 4, 2019	1,000	—	733,233	(2,019,735)	(2,918)	(1,289,420)
Net loss	—	—	—	(44,222)	—	(44,222)
Share-based compensation	—	—	17	—	—	17
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	1,137	1,137
Unrealized loss on cash flow hedges	—	—	—	—	(2,632)	(2,632)
Foreign currency translation adjustments	—	—	—	—	138	138
Balance at August 3, 2019	1,000	$—	$733,250	$(2,063,957)	$(4,275)	$(1,334,982)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the Twenty-six Weeks Ended August 3, 2019	For the Twenty-six Weeks Ended August 4, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,452)	$(40,019)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	40,383	45,253
Impairment losses	4,880	6,866
Amortization of deferred financing costs and debt discount	3,591	3,579
Amortization of intangible assets	2,568	3,603
Deferred income taxes	2,553	5,508
Reclassification of hedging losses to earnings	804	1,854
Foreign currency transaction losses	447	229
Share-based compensation	21	120
Changes in operating assets and liabilities:
Accounts receivable, net	(1,717)	(12,445)
Merchandise inventories, net	(25,359)	(120,761)
Prepaid expenses and other current assets	13,556	(3,270)
Other assets	(6,801)	(1,214)
Accounts payable and other	(55,104)	41,847
Federal and state income taxes	4,584	(1,169)
Net cash used in operating activities	(76,046)	(70,019)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,557)	(19,106)
Net cash used in investing activities	(39,557)	(19,106)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under the ABL Facility	127,400	25,300
Proceeds from Notes	1,003	—
Principal repayments of Term Loan Facility	(21,204)	(7,835)
Net cash provided by financing activities	107,199	17,465
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(180)	(664)
Decrease in cash, cash equivalents and restricted cash	(8,584)	(72,324)
Beginning balance	39,485	107,066
Ending balance	$30,901	$34,742
Supplemental cash flow information:
Income taxes paid	$512	$793
Interest paid	$74,226	$63,053

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018

(Dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

J.Crew Group, Inc. and its wholly owned subsidiaries (the “Company” or “Group”) were acquired (the “Acquisition”) on March 7, 2011 through a merger with a subsidiary of Chinos Holdings, Inc. (the “Parent”). The Parent was formed by investment funds affiliated with TPG Capital, L.P. (“TPG”) and Leonard Green & Partners, L.P. (“LGP” and, together with TPG, the “Sponsors”). Subsequent to the Acquisition, Group became an indirect, wholly owned subsidiary of Parent, which is owned by affiliates of the Sponsors, investors and members of management. Prior to March 7, 2011, the Company operated as a public company with its common stock traded on the New York Stock Exchange.

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

Disaggregation of Revenue

A summary of disaggregated revenue is as follows:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
J.Crew	$399,078	$428,891	$775,161	$820,756
Madewell	139,734	121,650	272,627	237,491
Other revenues:
Wholesale	38,839	25,107	98,140	48,354
Shipping and handling fees	9,231	8,806	16,849	16,127
Other	1,947	3,119	4,558	5,295
Total revenues	$588,829	$587,573	$1,167,335	$1,128,023

Accounts Receivable

A summary of accounts receivable with respect to the Company’s wholesale customers is as follows:

	August 3, 2019	February 2, 2019
Accounts receivable	$42,137	$40,439
Less allowance for doubtful accounts	(78)	(97)
Accounts receivable, net	$42,059	$40,342

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

Rollforwards of the liabilities for gift cards and loyalty program awards are as follows:

	Unredeemed Gift Cards
	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Balance at beginning of period	$32,962	$28,882	$36,167	$32,665
Issuance of cards	14,657	14,274	26,888	27,495
Redemption of cards	(13,830)	(14,382)	(28,531)	(30,345)
Recognition of estimated breakage	(807)	(867)	(1,617)	(1,788)
Other	261	24	336	(96)
Balance at end of period	$33,243	$27,931	$33,243	$27,931

	Unredeemed Loyalty Program Rewards
	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Balance at beginning of period	$15,392	$3,914	$13,830	$8,422
Earning of loyalty program points	8,221	4,615	17,493	8,152
Redemption of cards	(6,632)	(2,048)	(12,065)	(9,511)
Recognition of estimated breakage	485	(1,136)	(1,784)	(1,903)
Other	(23)	31	(31)	216
Balance at end of period	$17,443	$5,376	$17,443	$5,376

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

A summary of the components of lease expense included in the statement of operations is as follows:

	For the Thirteen Weeks Ended August 3, 2019	For the Twenty-six Weeks Ended August 3, 2019
Operating lease cost	$35,899	$71,015
Variable lease cost	25,733	54,483
Total lease cost	$61,632	$125,498

As of August 3, 2019, the weighted-average remaining lease term was 8.2 years and the weighted-average discount rate was 9.01%. The Company paid $78.3 million in the first half of fiscal 2019 for amounts included in the measurement of the ROU liabilities.

A reconciliation of undiscounted cash flows to the ROU liabilities is as follows:

Fiscal year	Amount
Remainder of 2019	$77,354
2020	130,398
2021	129,028
2022	114,429
2023	89,116
Thereafter	312,318
Total lease payments	$852,643
Less: interest	(265,863)
Present value of ROU liabilities	$586,780

August 3, 2019
Current portion of ROU liabilities	$113,831
Long-term ROU liabilities	472,949
Total ROU liabilities	$586,780

A summary of aggregate minimum rent at February 2, 2019 is as follows:

Fiscal year	Amount
2019	$146,282
2020	132,209
2021	121,330
2022	107,245
2023	78,925
Thereafter	313,800
Total	$899,791

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

o

189,688 shares of Parent’s 7% non-convertible perpetual series A preferred stock, no par value per share, with an aggregate initial liquidation preference of $189,688,000 (the “Series A Preferred Stock”) (which aggregate liquidation preference was $196,108,732 as of August 3, 2019); and

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

The Company recorded an expense of $5.0 million in the first half of both fiscal 2019 and fiscal 2018 for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

6. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name	Total
Balance at February 2, 2019	$908	$49,542	$752	$250,195	$301,397
Amortization expense	(227)	(1,025)	(33)	—	(1,285)
Effect of changes in foreign exchange rates	—	—	5	—	5
Balance at May 4, 2019	$681	$48,517	$724	$250,195	$300,117
Amortization expense	(227)	(1,025)	(32)	—	(1,284)
Effect of changes in foreign exchange rates	—	—	(54)	—	(54)
Balance at August 3, 2019	$454	$47,492	$638	$250,195	$298,779
Total accumulated amortization or impairment losses at August 3, 2019	$(60,556)	$(34,508)	$(4,179)	$(635,105)	$(734,348)

The impairment losses were the result of the write-down of the following assets:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Intangible asset related to the J.Crew trade name	$—	$—	$—	$—
Long-lived assets (see note 10)	2,962	—	4,880	6,866
Impairment losses	$2,962	$—	$4,880	$6,866

The carrying value of goodwill of $107.9 million relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit. The carrying value of the J.Crew and Madewell trade names is $250.2 million and $47.5 million, respectively, at August 3, 2019. If revenues or operating results decline below the Company’s current expectations, additional impairment charges may be recorded in the future.

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

A summary of share-based compensation recorded in the statements of operations and comprehensive loss is as follows:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Share-based compensation	$17	$74	$21	$120

A summary of shares available for grant as stock options or other share-based awards, as adjusted for the reverse stock split, is as follows:

	Common Stock Awards	Preferred Stock Awards
Available for grant at February 2, 2019	5,344,394	20,000
Authorized	—	—
Granted	(625,650)	—
Forfeited and available for reissuance	1,655,360	—
Available for grant at August 3, 2019	6,374,104	20,000

8. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	August 3, 2019	February 2, 2019
Term Loan Facility	$1,352,830	$1,373,554
Notes	347,599	346,596
Less: current portion	(21,600)	(32,070)
Less: deferred financing costs	(7,993)	(10,288)
Less: discount	(3,518)	(4,510)
Long-term debt, net	$1,667,318	$1,673,282
Borrowings under the ABL Facility	$198,200	$70,800

ABL Facility

The Company has an asset-based credit facility (the “ABL Facility”), which is governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto, that, following the Sixth Amendment described below, provides for a $375 million senior secured asset-based revolving line of credit (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. The Company cannot borrow in excess of $375 million under the ABL Facility without the consent of holders of at least a majority of the loans outstanding under the Term Loan Facility. The ABL Facility includes borrowing capacity in the form of letters of credit up to $200 million, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the maturity date of November 17, 2021.

On September 19, 2018, the Company entered into a Sixth Amendment to Credit Agreement (Incremental Amendment) (the “Sixth Amendment”), which amended the ABL Facility to increase the revolving credit commitment from $350 million to $375 million, with the additional $25 million provided by MUFG Union Bank, N.A., which joined the ABL Facility as an additional lender.

On August 3, 2019, standby and documentary letters of credit were $67.4 million, outstanding borrowings were $198.2 million, and excess availability, as defined, was $96.1 million. The weighted average interest rate on the borrowings outstanding under the ABL Facility was 4.67% on August 3, 2019. Average short-term borrowings under the ABL Facility were $204.4 million and $35.5 million in the first half of fiscal 2019 and fiscal 2018, respectively.

Demand Letter of Credit Facility

The Company has an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On August 3, 2019, outstanding documentary letters of credit were $0.3 million and availability under this facility was $19.7 million.

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

Interest Rate.  Initial borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin (which, in the case of the Amended Loans, was increased by 22 basis points) plus, at Group’s option, either (a) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00%. New Term Loan Borrowings bear interest at LIBOR plus 9% per annum payable in cash plus 3% per annum payable in kind.

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 5.67% on August 3, 2019. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at August 3, 2019.

Principal Repayments.  The Company is required to make principal repayments equal to 0.25% of the original principal amount of the Term Loan Facility (excluding the New Term Loan Borrowings), or $3.9 million, on the last business day of January, April, July, and October. The Company is also required (i) to repay the term loan based on an annual calculation of excess cash flow, as defined in the agreement and (ii) beginning on July 31, 2019, on the last business day of January, April, July and October, to make additional principal repayments of $1.5 million equal to 0.125% of the aggregate principal amount of Amended Loans outstanding on July 13, 2017. In the second quarter of fiscal 2019, the Company made an additional one-time principal repayment of $11.9 million which is equal to 1.00% of the aggregate principal amount of Amended Loans outstanding on July 13, 2017. The maturity date of the Term Loan Facility is March 5, 2021.

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

Redemption.  The Notes are redeemable at the option of the Notes Co-Issuers, in whole or in part, at any time, at a price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make whole” premium. The Notes are not subject to any mandatory redemption obligation, and there is no sinking fund provided for the Notes.

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

Interest Expense

A summary of the components of interest expense is as follows:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Term Loan Facility	$20,254	$19,501	$41,385	$37,884
Notes	11,264	11,264	22,514	22,529
ABL Facility	2,567	538	4,928	875
Amortization of deferred financing costs and debt discount	1,796	1,790	3,591	3,579
Realized hedging losses	1,137	498	804	1,854
Other interest, net	709	809	1,423	661
Interest expense, net	$37,727	$34,400	$74,645	$67,382

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

	August 3, 2019	February 2, 2019
Interest rate swaps (included in other assets)	$—	$480
Interest rate swaps (included in other liabilities)	$(5,467)	$(3,663)

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

Financial assets and liabilities

The fair value of the Company’s long-term debt was estimated to be $1,563 million and $1,401 million at August 3, 2019 and February 2, 2019, respectively, based on quoted market prices of the debt (level 1 inputs).

The Company’s interest rate swap agreements are measured in the financial statements at fair value on a recurring basis. See note 9 for more information regarding the fair value of this financial asset (liability).

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain long-lived assets, have been written down and measured in the financial statements at fair value. The Company does not have any other non-financial assets or liabilities as of August 3, 2019 or February 2, 2019 that are measured on a recurring basis in the financial statements at fair value.

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

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Carrying value of long-term assets written down to fair value	$2,962	$—	$4,880	$6,866
Impairment charge	$2,962	$—	$4,880	$6,866

11. Income Taxes

The Parent files a consolidated federal income tax return and state combined income tax returns, which include Group and all of its wholly owned subsidiaries. The income tax provision is calculated as if Group were a stand-alone taxpayer.

In the first half of fiscal 2019, the Company recorded a provision for income taxes of $6.4 million on a pre-tax loss of $54.1 million. The provision for income taxes reflects a charge for current federal and state tax liabilities and a discrete item of $0.3 million related to state tax law changes. The Company’s effective tax rate of (11.8)% differs from the U.S. federal statutory rate of 21% primarily related to current year losses for which no tax benefit was recognized as the Company did not conclude that all of its deferred tax assets were realizable on a more-likely-than not basis. Other items impacting the provision for income taxes include the U.S. taxation of foreign earnings under the Global Intangible Low Tax Income (“GILTI”) regime, the recognition of valuation allowances with respect to the carryforward of unutilized interest deductions, the recognition of international valuation allowances and lower rates in foreign tax jurisdictions.

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

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on a weighing process of available evidence, whether it is more-likely-than-not that its deferred tax assets will not be realized. As of August 3, 2019, the Company maintained a full valuation allowance against its deferred tax assets.

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

12. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on the Company’s financial position, results of operations or cash flows. As of August 3, 2019, the Company has recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to its results of operations. In addition, there are certain other claims and legal proceedings pending against the Company for which accruals have not been established.

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

Discovery in the action is ongoing. The Company believes that the remaining claim is wholly without merit, and intends to vigorously oppose the claim.

13. Workforce Reductions

A rollforward of the reserve for severance and related costs is as follows:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Balance at beginning of period	$6,285	$2,131	$7,965	$3,543
Provisions charged to expense	2,986	5	5,529	3,293
Reversals	(363)	(856)	(470)	(856)
Payments	(1,894)	(753)	(6,010)	(5,453)
Balance at end of period	$7,014	$527	$7,014	$527

The Company expects the unpaid severance at August 3, 2019 to be paid through the first quarter of fiscal 2021.

14. Corporate Headquarters Relocation

In the second quarter of fiscal 2018, the Company entered into a lease amendment and surrender agreement (the “Surrender Agreement”) with Vornado Office Management, LLC (“Vornado”). The terms of the Surrender Agreement provide for, among other things, the early termination and surrender of the space currently occupied by the Company at 770 Broadway in New York City. In exchange for the surrender, Vornado agreed to pay the Company a termination payment of $35 million. The Company fully vacated its former corporate headquarters in June 2019. The Company recognized the benefit of $35 million, as a reduction of selling, general and administrative expense, over the period starting May 10, 2018 until June 30, 2019.

Additionally, concurrent with the entry into the Surrender Agreement, the Company entered into a sublease of new corporate office space at 225 Liberty Street in New York City. The sublease provides for, among other things, a 16-year occupancy of 325,000 square feet of office space in lower Manhattan with aggregate base rent of $277 million, net of free rent. The Company completed its relocation to the new corporate office space in June 2019. The Company reinvested a significant portion of the termination payment of $35 million into the new corporate office space.

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

The proceeds from the license fees to IPCo are used by IPCo and J.Crew Brand, LLC, wholly-owned subsidiaries of the Company (collectively, “J.Crew BrandCo”), to meet debt service requirements on the Notes. Any license fees in excess of the debt service requirements are loaned back to OpCo on a subordinated basis. As of August 3, 2019, J.Crew BrandCo had total assets of $415.8 million, consisting of intangible assets of $250.2 million, receivable due from OpCo of $140.8 million, license fee receivable of $24.6 million and cash and cash equivalents of $0.2 million, and total liabilities of $360.2 million related to the Notes. IPCo earned royalty revenue of $14.8 million and $29.5 million in the second quarter and first half of fiscal 2019, respectively. The Notes are guaranteed by the intangible assets of J.Crew BrandCo.

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

Due to Sponsors

As part of the debt exchange and refinancing, the Sponsors purchased $30.0 million principal amount of new term loans under the Term Loan Facility. As of August 3, 2019, the principal amount outstanding was $31.9 million. For more information on the New Term Loan Borrowings, see note 8.

Due to Parent

Certain transactions, primarily related to income taxes, between Group and its Parent give rise to intercompany receivables and payables. A summary of the components of Due to Parent is as follows:

	August 3, 2019	February 2, 2019
Income taxes payable to Parent	$(48,648)	$(48,648)
Monitoring fees payable	(951)	(1,938)
Transaction-related payments on behalf of Parent	14,127	13,124
Due to Parent	$(35,472)	$(37,462)

16. Recent Accounting Pronouncements

In June 2016, a pronouncement was issued that replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The pronouncement is effective for annual and interim periods in fiscal years beginning after December 15, 2019. The Company does not expect there to be a significant impact on its condensed consolidated financial statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness, our substantial lease obligations, our ability to anticipate and timely respond to changes in trends and consumer preferences, the strength of the global economy, competitive market conditions, our ability to attract and retain key personnel, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, product offerings, sales channels and businesses, our ability to implement our growth strategy, material disruption to our information systems, compromises to our data security, our ability to maintain the value of our brands and protect our trademarks, our ability to implement our real estate strategy, changes in demographic patterns, adverse or unseasonable weather or other interruptions in our foreign sourcing, customer call, order fulfillment or distribution operations, increases in the demand for or prices of raw materials used to manufacture our products, trade restrictions or disruptions, our exploration of strategic alternatives to maximize the value of the Company and the risk that such exploration may not lead to a successful transaction and other factors which are set forth in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the Securities and Exchange Commission (the “SEC”). There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We sell our J.Crew and Madewell merchandise through our retail and factory stores, our websites and select partners. As of August 3, 2019, we operated 193 J.Crew retail stores, 172 J.Crew factory stores and 132 Madewell stores throughout the United States, Canada, the United Kingdom and Hong Kong; compared to 229 J.Crew retail stores, 175 J.Crew factory stores and 122 Madewell stores as of August 4, 2018. During fiscal 2019, we expect to open 10 Madewell stores and one J.Crew retail store and close approximately 20 stores.

A summary of revenues by brand for the second quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended August 3, 2019	For the Thirteen Weeks Ended August 4, 2018
J.Crew	$399.1	$428.9
Madewell	139.7	121.7
Other(1)	50.0	37.0
Total revenues	$588.8	$587.6

(1)	Consists primarily of revenues from wholesale customers and shipping and handling fees.

A summary of highlights for the second quarter is as follows:

•	Revenues increased 0.2% to $588.8 million, with comparable company sales down 0.6%.
•	J.Crew revenues decreased 7.0% to $399.1 million, with J.Crew comparable sales down 3.7%.
•	Madewell revenues increased 14.9% to $139.7 million, with Madewell comparable sales up 10.1%.
•	Gross margin decreased to 35.6% from 38.5% last year.
•	We opened one J.Crew retail store and one Madewell store. We closed four J.Crew retail stores and one J.Crew factory store.
•

We completed a comprehensive review of our J.Crew business and launched a multi-year cost-optimization program, which is expected to generate savings of approximately $50 million over the next three years with approximately $10 million expected to be realized in fiscal 2019.

A summary of revenues by brand for the first half is as follows:

(Dollars in millions)	For the Twenty-six Weeks Ended August 3, 2019	For the Twenty-six Weeks Ended August 4, 2018
J.Crew	$775.2	$820.7
Madewell	272.6	237.5
Other(1)	119.5	69.8
Total revenues	$1,167.3	$1,128.0

(1)	Consists primarily of revenues from wholesale customers and shipping and handling fees.

A summary of highlights for the first half is as follows:

•	Revenues increased 3.5% to $1,167.3 million, with comparable company sales up 0.3%.
•	J.Crew revenues decreased 5.6% to $775.2 million, with J.Crew comparable sales down 2.5%.
•	Madewell revenues increased 14.8% to $272.6 million, with Madewell comparable sales up 9.8%.
•	Gross margin decreased to 36.3% from 38.4% last year.
•	We opened one J.Crew retail store and three Madewell stores. We closed 11 J.Crew retail stores and two J.Crew factory stores.
•

We completed a comprehensive review of our J.Crew business and launched a multi-year cost-optimization program, which is expected to generate savings of approximately $50 million over the next three years with approximately $10 million expected to be realized in fiscal 2019.

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

Results of Operations – Second Quarter of Fiscal 2019 compared to Second Quarter of Fiscal 2018

	For the Thirteen Weeks Ended August 3, 2019		For the Thirteen Weeks Ended August 4, 2018		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$588.8	100.0%	$587.6	100.0%	$1.2	0.2%
Gross profit	209.4	35.6	226.0	38.5	(16.6)	(7.3)
Selling, general and administrative expenses	208.0	35.3	192.7	32.8	15.3	8.0
Impairment losses	3.0	0.5	—	—	3.0	NM
Income (loss) from operations	(1.5)	(0.3)	33.3	5.7	(34.8)	NM
Interest expense, net	37.7	6.4	34.4	5.9	3.3	9.7
Provision for income taxes	5.0	0.8	5.0	0.9	—	(1.5)
Net loss	$(44.2)	(7.5)%	$(6.1)	(1.0)%	$(38.1)	NM %

Revenues

Total revenues increased $1.2 million, or 0.2%, to $588.8 million in the second quarter of fiscal 2019 from $587.6 million in the second quarter last year, driven primarily by (i) an increase in revenue of the Madewell business, resulting from an increase in sales of women’s apparel, specifically pants, dresses and shorts, offset by (ii) a decrease in revenue of the J.Crew business, resulting from a decrease in sales of women’s apparel, specifically dresses, knits and shorts. Comparable company sales decreased 0.6% following an increase of 5.4% in the second quarter last year.

J.Crew sales decreased $29.8 million, or 7.0%, to $399.1 million in the second quarter of fiscal 2019 from $428.9 million in the second quarter last year. J.Crew comparable sales decreased 3.7% following an increase of 0.5% in the second quarter last year.

Madewell sales increased $18.0 million, or 14.9%, to $139.7 million in the second quarter of fiscal 2019 from $121.7 million in the second quarter last year. Madewell comparable sales increased 10.1% following an increase of 27.8% in the second quarter last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended August 3, 2019	For the Thirteen Weeks Ended August 4, 2018
Apparel:
Women's	58%	58%
Men's	22	22
Children's	5	6
Accessories	15	14
	100%	100%

Other revenues increased $13.0 million to $50.0 million in the second quarter of fiscal 2019 from $37.0 million in the second quarter last year, primarily a result of increased wholesale revenues from Nordstrom.

Gross Profit

Gross profit decreased $16.6 million to $209.4 million in the second quarter of fiscal 2019 from $226.0 million in the second quarter last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Increase in revenues	$0.6
Decrease in rate	(23.4)
Decrease in buying and occupancy costs	6.2
Decrease in gross profit	$(16.6)

Gross margin decreased to 35.6% in the second quarter of fiscal 2019 from 38.5% in the second quarter last year. The decrease in gross margin was driven by: (i) a 400 basis point deterioration in margin primarily due to increased promotional activity, offset by (ii) a 110 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $15.3 million to $208.0 million in the second quarter of fiscal 2019 from $192.7 million in the second quarter last year. This increase resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Increase in transaction costs(1)	$14.4
Corporate occupancy actions last year	6.3
Charges related to a workforce reduction	3.5
Decrease in depreciation	(3.6)
Decrease in operating and corporate expenses	(5.3)
Total increase in selling, general and administrative expenses	$15.3

(1)	Represents costs related to our exploration of strategic alternatives to maximize the value of the Company.

As a percentage of revenues, selling, general and administrative expenses increased to 35.3% in the second quarter of fiscal 2019 from 32.8% in the second quarter last year.

Interest Expense, Net

Interest expense, net, increased $3.3 million to $37.7 million in the second quarter of fiscal 2019 from $34.4 million in the second quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended August 3, 2019	For the Thirteen Weeks Ended August 4, 2018
Term Loan Facility	$20.3	$19.5
Notes	11.3	11.3
ABL Facility	2.6	0.5
Amortization of deferred financing costs and debt discount	1.8	1.8
Realized hedging losses	1.2	0.5
Other, net	0.5	0.8
Interest expense, net	$37.7	$34.4

Provision for Income Taxes

In the second quarter of fiscal 2019, we recorded a provision for income taxes of $5.0 million on a pre-tax loss of $39.3 million. The provision for income taxes reflects a charge for current federal and state tax liabilities. Our effective tax rate of (12.6)% differs from the U.S. federal statutory rate of 21% primarily related to current year losses for which no tax benefit was recognized as we did not conclude that all of its deferred tax assets were realizable on a more-likely-than not basis. Other items impacting the provision for income taxes include the U.S. taxation of foreign earnings under the Global Intangible Low Tax Income (“GILTI”) regime, the recognition of valuation allowances with respect to the carryforward of unutilized interest deductions, the recognition of international valuation allowances and lower rates in foreign tax jurisdictions.

In the second quarter of fiscal 2018, we recorded a provision for income taxes of $5.0 million, which reflects a charge for the valuation allowance with respect to the deferred tax asset related to the carry forward of unutilized interest deductions. Other items impacting the provision for income taxes include the recognition of international valuation allowances, lower rates in certain foreign jurisdictions and reserves for uncertain tax positions.

Net Loss

Net loss increased $38.1 million to $44.2 million in the second quarter of fiscal 2019 from $6.1 million in the second quarter last year. This increase was due to: (i) a decrease in gross profit of $16.6 million, (ii) an increase in selling, general and administrative expenses of $15.3 million, (iii) an increase in interest expense of $3.3 million and (iv) an increase in impairment losses of $3.0 million.

Results of Operations – First Half of Fiscal 2019 compared to First Half of Fiscal 2018

	For the Twenty-six Weeks Ended August 3, 2019		For the Twenty-six Weeks Ended August 4, 2018		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,167.3	100.0%	$1,128.0	100.0%	$39.3	3.5%
Gross profit	423.2	36.3	432.8	38.4	(9.6)	(2.2)
Selling, general and administrative expenses	397.8	34.1	393.5	34.9	4.3	1.1
Impairment losses	4.9	0.4	6.9	0.6	(2.0)	(28.9)
Income from operations	20.6	1.8	32.4	2.9	(11.8)	(36.6)
Interest expense, net	74.6	6.4	67.4	6.0	7.2	10.8
Provision for income taxes	6.4	0.5	5.1	0.5	1.3	25.4
Net loss	$(60.5)	(5.2)%	$(40.0)	(3.5)%	$(20.5)	(51.1)%

Revenues

Total revenues increased $39.3 million, or 3.5%, to $1,167.3 million in the first half of fiscal 2019 from $1,128.0 million in the first half last year, driven primarily by (i) an increase in revenue of the Madewell business, resulting from an increase in sales of women’s apparel, specifically pants, dresses and shorts, offset by (ii) a decrease in revenue of the J.Crew business, resulting from a decrease in sales of women’s apparel, specifically knits, shirts and shorts. Comparable company sales increased 0.3% following an increase of 3.0% in the first half last year.

J.Crew sales decreased $45.5 million, or 5.6%, to $775.2 million in the first half of fiscal 2019 from $820.7 million in the first half last year. J.Crew comparable sales decreased 2.5% following a decrease of 2.5% in the first half last year.

Madewell sales increased $35.1 million, or 14.8%, to $272.6 million in the first half of fiscal 2019 from $237.5 million in the first half last year. Madewell comparable sales increased 9.8% following an increase of 29.3% in the first half last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Twenty-six Weeks Ended August 3, 2019	For the Twenty-six Weeks Ended August 4, 2018
Apparel:
Women's	59%	59%
Men's	20	21
Children's	6	6
Accessories	15	14
	100%	100%

Other revenues increased $49.7 million to $119.5 million in the first half of fiscal 2019 from $69.8 million in the first half last year, primarily a result of increased wholesale revenues from Nordstrom.

Gross Profit

Gross profit decreased $9.6 million to $423.2 million in the first half of fiscal 2019 from $432.8 million in the first half last year. This decrease resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Increase in revenues	$20.7
Decrease in rate	(40.2)
Decrease in buying and occupancy costs	9.9
Decrease in gross profit	$(9.6)

Gross margin decreased to 36.3% in the first half of fiscal 2019 from 38.4% in the first half last year. The decrease in gross margin was driven by: (i) a 340 basis point deterioration in margin primarily due to the dilutive effect of the planned inventory liquidation and increased penetration of our wholesale business, offset by (ii) a 130 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.3 million to $397.8 million in the first half of fiscal 2019 from $393.5 million in the first half last year. This increase resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Increase in transaction costs(1)	$17.3
Decrease in share-based and incentive compensation	(3.1)
Decrease in depreciation	(4.8)
Decrease in operating and corporate expenses	(5.1)
Total increase in selling, general and administrative expenses	$4.3

(1)	Represents costs related to our exploration of strategic alternatives to maximize the value of the Company.

As a percentage of revenues, selling, general and administrative expenses decreased to 34.1% in the first half of fiscal 2019 from 34.9% in the first half last year.

Interest Expense, Net

Interest expense, net, increased $7.2 million to $74.6 million in the first half of fiscal 2019 from $67.4 million in the first half last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Twenty-six Weeks Ended August 3, 2019	For the Twenty-six Weeks Ended August 4, 2018
Term Loan Facility	$41.4	$37.9
Notes	22.5	22.5
ABL Facility	4.9	0.9
Amortization of deferred financing costs and debt discount	3.6	3.6
Realized hedging losses	0.8	1.9
Other, net	1.4	0.6
Interest expense, net	$74.6	$67.4

Provision for Income Taxes

In the first half of fiscal 2019, we recorded a provision for income taxes of $6.4 million on a pre-tax loss of $54.1 million. The provision for income taxes reflects a charge for current federal and state tax liabilities and a discrete item of $0.3 million related to state tax law changes. Our effective tax rate of (11.8)% differs from the U.S. federal statutory rate of 21% primarily related to current year losses for which no tax benefit was recognized as we did not conclude that all of its deferred tax assets were realizable on a more-likely-than not basis. Other items impacting the provision for income taxes include the U.S. taxation of foreign earnings under the Global Intangible Low Tax Income (“GILTI”) regime, the recognition of valuation allowances with respect to the carryforward of unutilized interest deductions, the recognition of international valuation allowances and lower rates in foreign tax jurisdictions.

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

Net Loss

Net loss increased $20.5 million to $60.5 million in the first half of fiscal 2019 from $40.0 million in the first half last year. This increase was due to: (i) a decrease in gross profit of $9.6 million, (ii) an increase in interest expense of $7.2 million, (iii) an increase in selling, general and administrative expenses of $4.3 million and (iv) an increase in the provision for income taxes of $1.3 million, offset by (v) a decrease in impairment losses of $2.0 million.

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

Operating Activities

(Dollars in millions)	For the Twenty-six Weeks Ended August 3, 2019	For the Twenty-six Weeks Ended August 4, 2018
Net loss	$(60.5)	$(40.0)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	40.4	45.3
Impairment losses	4.9	6.9
Amortization of deferred financing costs and debt discount	3.6	3.6
Amortization of intangible assets	2.6	3.6
Deferred income taxes	2.6	5.5
Reclassification of hedging losses to earnings	0.8	1.9
Foreign currency transaction losses	0.4	0.2
Share-based compensation	—	0.1
Changes in operating assets and liabilities	(70.8)	(97.1)
Net cash used in operating activities	$(76.0)	$(70.0)

Cash used in operating activities of $76.0 million in the first half of fiscal 2019 resulted from: (i) changes in operating assets and liabilities of $70.8 million, primarily due to working capital fluctuations, and (ii) a net loss of $60.5 million, partially offset by (iii) non-cash adjustments of $55.3 million.

Cash used in operating activities of $70.0 million in the first half of fiscal 2018 resulted from: (i) changes in operating assets and liabilities of $97.1 million, primarily due to an increase in merchandise inventories as a result of an anticipated increase in revenues, and (ii) a net loss of $40.0 million, partially offset by (iii) non-cash adjustments of $67.1 million.

Investing Activities

(Dollars in millions)	For the Twenty-six Weeks Ended August 3, 2019	For the Twenty-six Weeks Ended August 4, 2018
Capital expenditures:
Corporate headquarters relocation	$(24.8)	$(1.2)
New stores and store improvements	(7.4)	(5.2)
Information technology	(6.2)	(10.9)
Other(1)	(1.2)	(1.8)
Net cash used in investing activities	$(39.6)	$(19.1)

(1)	Includes capital expenditures for warehouse improvements and general corporate purposes.

Capital expenditures are planned at approximately $55 to $65 million for fiscal year 2019, including approximately $25 million for our corporate headquarters relocation, approximately $20 million for new stores and store improvements, approximately $15 million for information technology enhancements, and the remainder for warehouse improvements and general corporate purposes.

Financing Activities

(Dollars in millions)	For the Twenty-six Weeks Ended August 3, 2019	For the Twenty-six Weeks Ended August 4, 2018
Net borrowings under the ABL Facility	$127.4	$25.3
Proceeds from Notes	1.0	—
Principal repayments of Term Loan Facility	(21.2)	(7.8)
Net cash provided by financing activities	$107.2	$17.5

Cash provided by financing activities of $107.2 million in the first half of fiscal 2019 resulted primarily from: (i) net borrowings under the ABL Facility, offset by (ii) principal repayments of the Term Loan Facility.

Cash provided by financing activities of $17.5 million in the first half of fiscal 2018 resulted from: (i) net borrowings under the ABL Facility, offset by (ii) quarterly principal repayments of the Term Loan Facility.

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

o

189,688 shares of Parent’s 7% non-convertible perpetual series A preferred stock, no par value per share, with an aggregate initial liquidation preference of $189,688,000 (which aggregate liquidation preference was $196,108,732 as of August 3, 2019); and

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

Financing Arrangements

ABL Facility

We have an asset-based credit facility (the “ABL Facility”), which is governed by an asset-based credit agreement with Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto, that, following the Sixth Amendment described below, provides for a $375 million senior secured asset-based revolving line of credit (which may be increased by up to $75 million in certain circumstances), subject to a borrowing base limitation. We cannot borrow in excess of $375 million under the ABL Facility without the consent of holders of at least a majority of the loans outstanding under our Term Loan Facility. The borrowing base under the ABL Facility equals the sum of: 90% of the eligible credit card receivables; plus, 85% of eligible accounts; plus, 90% (or 92.5% for the period of August 1 through December 31 of any fiscal year) of the net recovery percentage of eligible inventory multiplied by the cost of eligible inventory; plus 85% of the net recovery percentage of eligible letters of credit inventory, multiplied by the cost of eligible letter of credit inventory; plus, 85% of the net recovery percentage of eligible in-transit inventory, multiplied by the cost of eligible in-transit inventory; plus, 100% of qualified cash; minus, all availability and inventory reserves. The ABL Facility includes borrowing capacity in the form of letters of credit up to $200 million, and up to $25 million in U.S. dollars for loans on same-day notice, referred to as swingline loans, and is available in U.S. dollars, Canadian dollars and Euros. Any amounts outstanding under the ABL Facility are due and payable in full on the maturity date of November 17, 2021.

On September 19, 2018, we entered into a Sixth Amendment to Credit Agreement (Incremental Amendment) (the “Sixth Amendment”), which amended the ABL Facility to increase the revolving credit commitment from $350 million to $375 million, with the additional $25 million provided by MUFG Union Bank, N.A., which joined the ABL Facility as an additional lender.

On August 3, 2019, standby and documentary letters of credit were $67.4 million, outstanding borrowings were $198.2 million, and excess availability, as defined, was $96.1 million. The weighted average interest rate on the borrowings outstanding under the ABL Facility was 4.67% on August 3, 2019. Average short-term borrowings under the ABL Facility were $204.4 million and $35.5 million in the first half of fiscal 2019 and fiscal 2018, respectively.

As of the date of this report, there were outstanding borrowings of approximately $216 million under the ABL Facility with excess availability of approximately $93 million.

Demand Letter of Credit Facility

We have an unsecured demand letter of credit facility with HSBC which provides for the issuance of up to $20 million of documentary letters of credit on a no fee basis. On August 3, 2019, outstanding documentary letters of credit were $0.3 million and availability under this facility was $19.7 million.

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

Interest Rate.  Initial borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin (which, in the case of the Amended Loans, was increased by 22 basis points) plus, at our option, either (a) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs (subject to a floor) or (b) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00%. New Term Loan Borrowings bear interest at LIBOR plus 9% per annum payable in cash plus 3% per annum payable in kind.

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 5.67% on August 3, 2019. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at August 3, 2019.

Principal Repayments.  We are required to make principal repayments equal to 0.25% of the original principal amount of the Term Loan Facility (excluding the New Term Loan Borrowings), or $3.9 million, on the last business day of January, April, July, and October. We are also required (i) to repay the term loan based on an annual calculation of excess cash flow, as defined in the agreement and (ii) beginning on July 31, 2019, on the last business day of January, April, July and October, to make additional principal repayments of $1.5 million equal to 0.125% of the aggregate principal amount of Amended Loans outstanding on July 13, 2017. In the second quarter of fiscal 2019, we made an additional one-time principal repayment of $11.9 million which is equal to 1.00% of the aggregate principal amount of Amended Loans outstanding on July 13, 2017. The maturity date of the Term Loan Facility is March 5, 2021.

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

Redemption.  The Notes are redeemable at the option of the Notes Co-Issuers, in whole or in part, at any time, at a price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make whole” premium. The Notes are not subject to any mandatory redemption obligation, and there is no sinking fund provided for the Notes.

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

The proceeds from the license fees to IPCo are used by IPCo and J.Crew Brand, LLC, wholly-owned subsidiaries of the Company (collectively, “J.Crew BrandCo”), to meet debt service requirements on the Notes. Any license fees in excess of the debt service requirements are loaned back to OpCo on a subordinated basis. As of August 3, 2019, J.Crew BrandCo had total assets of $415.8 million, consisting of intangible assets of $250.2 million, receivable due from OpCo of $140.8 million, license fee receivable of $24.6 million and cash and cash equivalents of $0.2 million, and total liabilities of $360.2 million related to the Notes. IPCo earned royalty revenue of $14.8 million and $29.5 million in the second quarter and first half of fiscal 2019, respectively. The Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Below is consolidating balance sheet information reflecting the elimination of the accounts of J.Crew BrandCo from our condensed consolidated balance sheet as of August 3, 2019.

	As of August 3, 2019
	(unaudited)
	Consolidated balance sheet	Eliminations of J.Crew BrandCo	Consolidated balance sheet of subsidiaries excluding J.Crew BrandCo
ASSETS
Current assets:
Cash and cash equivalents	$27,173	$(187)	$26,986
Restricted cash	3,728	—	3,728
Accounts receivable, net	42,059	—	42,059
Merchandise inventories, net	415,637	—	415,637
Prepaid expenses and other current assets	57,474	—	57,474
Refundable income taxes	4,531	2,096	6,627
Total current assets	550,602	1,909	552,511
Property and equipment, net	237,295	—	237,295
Right-of-use lease assets	501,787	—	501,787
Intangible assets, net	298,779	(250,195)	48,584
Investment in subsidiary	—	231,097	231,097
Goodwill	107,900	—	107,900
Other assets	12,618	—	12,618
Total assets	$1,708,981	$(17,189)	$1,691,792
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$251,562	$—	$251,562
Other current liabilities	208,784	24,583	233,367
Borrowings under the ABL Facility	198,200	—	198,200
Current portion of right-of-use lease liabilities	113,831	—	113,831
Due to Parent	35,472	—	35,472
Interest payable	20,085	(16,897)	3,188
Current portion of long-term debt	21,600	—	21,600
Total current liabilities	849,534	7,686	857,220
Long-term debt, net	1,667,318	(343,273)	1,324,045
Due to J.Crew BrandCo	—	140,847	140,847
Long-term right-of-use lease liabilities	472,949	—	472,949
Deferred income taxes, net	19,098	(19,098)	—
Other liabilities	35,064	62	35,126
Total liabilities	3,043,963	(213,776)	2,830,187
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—
Additional paid-in capital	733,250	249,596	982,846
Accumulated other comprehensive loss	(4,275)	—	(4,275)
Accumulated deficit	(2,063,957)	(53,009)	(2,116,966)
Total stockholders’ deficit	(1,334,982)	196,587	(1,138,395)
Total liabilities and stockholders’ deficit	$1,708,981	$(17,189)	$1,691,792

Below is consolidating statement of operations and comprehensive loss information reflecting the elimination of the accounts of J.Crew BrandCo from our condensed consolidated statement of operations and comprehensive loss for the thirteen and twenty-six weeks ended August 3, 2019.

	For the Thirteen Weeks Ended August 3, 2019
	(unaudited)
	Consolidated	Eliminations of J.Crew BrandCo	Consolidated subsidiaries excluding J.Crew BrandCo
Condensed Consolidated Statements of Operations and Comprehensive Loss
Revenues:
Net sales	$538,812	$—	$538,812
Other	50,017	—	50,017
Total revenues	588,829	—	588,829
Cost of goods sold, including buying and occupancy costs	379,383	—	379,383
Royalty expense	—	14,750	14,750
Gross profit	209,446	(14,750)	194,696
Selling, general and administrative expenses	208,020	—	208,020
Impairment losses	2,962	—	2,962
Loss from operations	(1,536)	(14,750)	(16,286)
Interest expense, net	37,727	(6,949)	30,778
Loss before income taxes	(39,263)	(7,801)	(47,064)
Provision for income taxes	4,959	(3,479)	1,480
Net loss	$(44,222)	$(4,322)	$(48,544)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,137	—	1,137
Unrealized loss on cash flow hedges, net of tax	(2,632)	—	(2,632)
Foreign currency translation adjustments	138	—	138
Comprehensive loss	$(45,579)	$(4,322)	$(49,901)

	For the Twenty-six Weeks Ended August 3, 2019
	(unaudited)
	Consolidated	Eliminations of J.Crew BrandCo	Consolidated subsidiaries excluding J.Crew BrandCo
Condensed Consolidated Statements of Operations and Comprehensive Loss
Revenues:
Net sales	$1,047,788	$—	$1,047,788
Other	119,547	—	119,547
Total revenues	1,167,335	—	1,167,335
Cost of goods sold, including buying and occupancy costs	744,112	—	744,112
Royalty expense	—	29,500	29,500
Gross profit	423,223	(29,500)	393,723
Selling, general and administrative expenses	397,771	(61)	397,710
Impairment losses	4,880	—	4,880
Income (loss) from operations	20,572	(29,439)	(8,867)
Interest expense, net	74,645	(18,707)	55,938
Loss before income taxes	(54,073)	(10,732)	(64,805)
Provision for income taxes	6,379	(4,247)	2,132
Net loss	$(60,452)	$(6,485)	$(66,937)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	804	—	804
Unrealized loss on cash flow hedges, net of tax	(3,298)	—	(3,298)
Foreign currency translation adjustments	186	—	186
Comprehensive loss	$(62,760)	$(6,485)	$(69,245)

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) debt service requirements, including required (a) quarterly principal repayments and (b) repayments, if any, based on annual excess cash flows, if any, as defined, (ii) capital expenditures and (iii) working capital. Management anticipates that capital expenditures in fiscal 2019 will be approximately $55 to $65 million, including approximately $25 million for our corporate headquarters relocation, approximately $20 million for new stores and store improvements, approximately $15 million for information technology enhancements, and the remainder for warehouse improvements and general corporate purposes. Management expects to pay interest of approximately $140 million in fiscal 2019 to fund debt service obligations. During fiscal 2019, we expect to open 10 Madewell stores and one J.Crew retail store and close approximately 20 stores.

Management believes that our current balances of cash and cash equivalents, projected cash flows from operating, investing and financing activities and amounts available under the ABL Facility will be adequate to fund primary short-term and long-term liquidity needs. Our ability to satisfy these obligations and to remain in compliance with the financial covenants under our financing arrangements depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control. During the first quarter of fiscal 2019, we, in consultation with our legal and financial advisors, announced that we are actively exploring strategic alternatives to maximize the value of the Company.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of August 3, 2019, we had the following obligations under letters of credit in future periods:

Letters of Credit	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Dollars in millions)
Standby	$64.4	$64.3	$0.1	$—	$—
Documentary	3.3	3.3	—	—	—
	$67.7	$67.6	$0.1	$—	$—

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. As of August 3, 2019, we have recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to our results of operations. In addition, there are certain other claims and legal proceedings pending against us for which accruals have not been established.

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

Our exploration of strategic alternatives to maximize the value of the Company may not be successful, and will involve significant time and expense, which could have a material adverse effect on our business, financial condition and results of operations.

We have previously announced that we are pursuing or contemplating various initiatives to maximize value, position both the J.Crew and Madewell brands for long-term growth and deleverage and strengthen our balance sheet. We may not be successful in completing any strategic alternatives that we may pursue. Even if we are successful, we may not realize some or all of the anticipated strategic, financial, operational or other benefits from the transaction. In addition, any transaction could subject us to operational, tax or other risks that we may not have identified or may fail to identify, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

We expect that actively exploring such strategic alternatives will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a benefit if any such transaction is not completed. Executing any transaction that we identify and pursue will require significant time and attention from our senior management and employees, which could disrupt our ongoing business and adversely affect our results of operations. We may also experience increased difficulties in attracting, retaining and motivating employees and/or attracting and retaining customers or vendors during the pendency of any transaction and following its completion, which could harm our business. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

ITEM 6. EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Letter Agreement, dated May 7, 2019, between J.Crew Group, Inc. and Billy May.*

10.2	Non-disclosure, Non-solicitation, Non-competition, Work Product Ownership and Dispute Resolution Agreement, dated May 8, 2019, between J.Crew Group, Inc. and Billy May.*

Certifications

Exhibit No.	Document

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at August 3, 2019 and February 2, 2019, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended August 3, 2019 and August 4, 2018, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the twenty-six weeks ended August 3, 2019 and August 4, 2018, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 3, 2019 and August 4, 2018, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: September 13, 2019	By:	/S/ MICHAEL J. NICHOLSON
Michael J. Nicholson
Interim Chief Executive Officer
(Principal Executive Officer)

Date: September 13, 2019	By:	/S/ VINCENT ZANNA
Vincent Zanna
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: September 13, 2019	By:	/S/ JEREMY BROOKS
Jeremy Brooks
Chief Accounting Officer
(Principal Accounting Officer)