Form 10-Q
period 2019-11-02
J CREW GROUP INC
filed 2019-12-02
CIK 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 29, 2019
Common Stock, $.01 par value per share	1,000 shares
*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

J.CREW GROUP, INC.

TABLE OF CONTENTS – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.CREW GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	November 2, 2019	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$28,956	$25,738
Restricted cash	—	13,747
Accounts receivable, net	44,158	40,342
Merchandise inventories, net	484,496	390,470
Prepaid expenses and other current assets	59,997	84,942
Refundable income taxes	6,978	7,331
Total current assets	624,585	562,570
Property and equipment, net	231,489	243,620
Right-of-use lease assets	493,073	—
Intangible assets, net	297,536	301,397
Goodwill	107,900	107,900
Other assets	4,172	6,164
Total assets	$1,758,755	$1,221,651
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$274,027	$259,705
Other current liabilities	251,853	244,864
Borrowings under the ABL Facility	217,900	70,800
Current portion of right-of-use lease liabilities	116,338	—
Due to Parent	41,376	37,462
Interest payable	8,368	23,866
Current portion of long-term debt	21,600	32,070
Total current liabilities	931,462	668,767
Long-term debt, net	1,663,806	1,673,282
Long-term right-of-use lease liabilities	468,364	—
Lease-related deferred credits, net	—	105,877
Deferred income taxes, net	17,034	16,872
Other liabilities	31,992	29,096
Total liabilities	3,112,658	2,493,894
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	733,268	733,229
Accumulated other comprehensive loss	(3,357)	(1,967)
Accumulated deficit	(2,083,814)	(2,003,505)
Total stockholders’ deficit	(1,353,903)	(1,272,243)
Total liabilities and stockholders’ deficit	$1,758,755	$1,221,651

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	For the Thirteen Weeks Ended November 2, 2019	For the Thirteen Weeks Ended November 3, 2018
Revenues:
Net sales	$567,458	$564,585
Other	58,179	57,615
Total revenues	625,637	622,200
Cost of goods sold, including buying and occupancy costs	371,095	383,762
Gross profit	254,542	238,438
Selling, general and administrative expenses	235,054	202,828
Impairment losses	8,009	2,947
Income from operations	11,479	32,663
Interest expense, net	37,304	35,141
Loss before income taxes	(25,825)	(2,478)
Provision (benefit) for income taxes	(5,968)	3,218
Net loss	$(19,857)	$(5,696)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,735	308
Unrealized gain (loss) on cash flow hedges, net of tax	(492)	343
Foreign currency translation adjustments	(325)	(12)
Comprehensive loss	$(18,939)	$(5,057)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands)

	For the Thirty-nine Weeks Ended November 2, 2019	For the Thirty-nine Weeks Ended November 3, 2018
Revenues:
Net sales	$1,615,246	$1,622,832
Other	177,726	127,391
Total revenues	1,792,972	1,750,223
Cost of goods sold, including buying and occupancy costs	1,115,207	1,078,976
Gross profit	677,765	671,247
Selling, general and administrative expenses	632,824	596,323
Impairment losses	12,889	9,813
Income from operations	32,052	65,111
Interest expense, net	111,949	102,524
Loss before income taxes	(79,897)	(37,413)
Provision for income taxes	412	8,302
Net loss	$(80,309)	$(45,715)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	2,539	1,669
Unrealized gain (loss) on cash flow hedges, net of tax	(3,790)	2,560
Foreign currency translation adjustments	(139)	(490)
Comprehensive loss	$(81,699)	$(41,976)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

(in thousands, except shares)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance at February 3, 2018	1,000	$—	$733,071	$(1,883,426)	$(2,603)	$(1,152,958)
Net loss	—	—	—	(33,925)	—	(33,925)
Share-based compensation	—	—	46	—	—	46
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	996	996
Unrealized gain on cash flow hedges	—	—	—	—	2,418	2,418
Foreign currency translation adjustments	—	—	—	—	(331)	(331)
Balance at May 5, 2018	1,000	—	733,117	(1,917,351)	480	(1,183,754)
Net loss	—	—	—	(6,094)	—	(6,094)
Share-based compensation	—	—	74	—	—	74
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	365	365
Unrealized loss on cash flow hedges	—	—	—	—	(201)	(201)
Foreign currency translation adjustments	—	—	—	—	(147)	(147)
Balance at August 4, 2018	1,000	—	733,191	(1,923,445)	497	(1,189,757)
Net loss	—	—	—	(5,696)	—	(5,696)
Share-based compensation	—	—	(43)	—	—	(43)
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	308	308
Unrealized gain on cash flow hedges	—	—	—	—	343	343
Foreign currency translation adjustments	—	—	—	—	(12)	(12)
Balance at November 3, 2018	1,000	$—	$733,148	$(1,929,141)	$1,136	$(1,194,857)

Balance at February 2, 2019	1,000	$—	$733,229	$(2,003,505)	$(1,967)	$(1,272,243)
Net loss	—	—	—	(16,230)	—	(16,230)
Share-based compensation	—	—	4	—	—	4
Reclassification of realized gains on cash flow hedges, net of tax, to earnings	—	—	—	—	(333)	(333)
Unrealized loss on cash flow hedges	—	—	—	—	(666)	(666)
Foreign currency translation adjustments	—	—	—	—	48	48
Balance at May 4, 2019	1,000	—	733,233	(2,019,735)	(2,918)	(1,289,420)
Net loss	—	—	—	(44,222)	—	(44,222)
Share-based compensation	—	—	17	—	—	17
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	1,137	1,137
Unrealized loss on cash flow hedges	—	—	—	—	(2,632)	(2,632)
Foreign currency translation adjustments	—	—	—	—	138	138
Balance at August 3, 2019	1,000	—	733,250	(2,063,957)	(4,275)	(1,334,982)
Net loss	—	—	—	(19,857)	—	(19,857)
Share-based compensation	—	—	18	—	—	18
Reclassification of realized losses on cash flow hedges, net of tax, to earnings	—	—	—	—	1,735	1,735
Unrealized loss on cash flow hedges	—	—	—	—	(492)	(492)
Foreign currency translation adjustments	—	—	—	—	(325)	(325)
Balance at November 2, 2019	1,000	$—	$733,268	$(2,083,814)	$(3,357)	$(1,353,903)

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the Thirty-nine Weeks Ended November 2, 2019	For the Thirty-nine Weeks Ended November 3, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,309)	$(45,715)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	59,415	67,385
Impairment losses	12,889	9,813
Amortization of deferred financing costs and debt discount	5,387	5,371
Amortization of intangible assets	3,851	5,405
Reclassification of hedging losses to earnings	2,539	2,274
Deferred income taxes	162	3,695
Share-based compensation	39	77
Foreign currency transaction gains	(124)	(230)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,816)	(35,718)
Merchandise inventories, net	(94,066)	(273,493)
Prepaid expenses and other current assets	9,731	1,086
Other assets	1,522	(1,683)
Accounts payable and other	2,481	82,009
Federal and state income taxes	789	4,069
Net cash used in operating activities	(79,510)	(175,655)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,483)	(35,519)
Net cash used in investing activities	(52,483)	(35,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under the ABL Facility	147,100	148,500
Proceeds from Notes	1,003	—
Costs paid in connection with refinancings of debt	—	(74)
Principal repayments of Term Loan Facility	(26,607)	(11,752)
Net cash provided by financing activities	121,496	136,674
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(32)	(706)
Decrease in cash, cash equivalents and restricted cash	(10,529)	(75,206)
Beginning balance	39,485	107,066
Ending balance	$28,956	$31,860
Supplemental cash flow information:
Income taxes paid	$837	$977
Interest paid	$121,106	$106,971

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018

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

Disaggregation of Revenue

A summary of disaggregated revenue is as follows:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
J.Crew	$415,802	$430,857	$1,190,962	$1,251,611
Madewell	151,656	133,728	424,284	371,221
Other revenues:
Wholesale	47,538	46,798	145,678	95,152
Shipping and handling fees	7,784	8,094	24,633	24,221
Other	2,857	2,723	7,415	8,018
Total revenues	$625,637	$622,200	$1,792,972	$1,750,223

Accounts Receivable

A summary of accounts receivable with respect to the Company’s wholesale customers is as follows:

	November 2, 2019	February 2, 2019
Accounts receivable	$44,283	$40,439
Less allowance for doubtful accounts	(125)	(97)
Accounts receivable, net	$44,158	$40,342

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

With respect to unredeemed loyalty program rewards, the Company is obligated to transfer merchandise to the customer upon accumulating points to certain thresholds. The contract liability for loyalty program rewards is increased as certain customers make qualifying purchases, and decreased when (i) a reward is redeemed for merchandise or (ii) the Company estimates that points will expire and go unredeemed.

Rollforwards of the liabilities for gift cards and loyalty program awards are as follows:

	Unredeemed Gift Cards
	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Balance at beginning of period	$33,243	$27,931	$36,167	$32,665
Issuance of cards	13,921	12,552	40,809	40,046
Redemption of cards	(12,644)	(12,584)	(41,175)	(42,929)
Recognition of estimated breakage	(804)	(840)	(2,421)	(2,628)
Other	13	111	349	16
Balance at end of period	$33,729	$27,170	$33,729	$27,170

	Unredeemed Loyalty Program Rewards
	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Balance at beginning of period	$17,443	$5,376	$13,830	$8,422
Earning of loyalty program points	10,763	14,138	28,256	22,290
Redemptions	(6,173)	(5,443)	(18,238)	(14,954)
Recognition of estimated breakage	(9,644)	(3,727)	(11,428)	(5,629)
Other	(157)	43	(188)	258
Balance at end of period	$12,232	$10,387	$12,232	$10,387

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

A summary of the components of lease expense included in the statement of operations is as follows:

	For the Thirteen Weeks Ended November 2, 2019	For the Thirty-nine Weeks Ended November 2, 2019
Operating lease cost	$38,500	$109,516
Variable lease cost	23,357	77,839
Total lease cost	$61,857	$187,355

A summary of supplemental cash flow information related to operating leases is as follows:

For the Thirty-nine Weeks Ended November 2, 2019
Cash paid for amounts included in the measurement of ROU liabilities	$122,801
ROU assets obtained in exchange for new ROU liabilities, non-cash	$45,563

As of November 2, 2019, the weighted-average remaining lease term was 7.4 years and the weighted-average discount rate was 9.18%.

A reconciliation of undiscounted cash flows to the ROU liabilities is as follows:

Fiscal year	Amount
Remainder of 2019	$40,328
2020	147,978
2021	130,883
2022	116,124
2023	90,970
Thereafter	318,376
Total lease payments	$844,659
Less: interest	(259,957)
Present value of ROU liabilities	$584,702

November 2, 2019
Current portion of ROU liabilities	$116,338
Long-term ROU liabilities	468,364
Total ROU liabilities	$584,702

A summary of aggregate minimum rent at February 2, 2019 is as follows:

Fiscal year	Amount
2019	$146,282
2020	132,209
2021	121,330
2022	107,245
2023	78,925
Thereafter	313,800
Total	$899,791

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

o

$249,596 aggregate principal amount of 13% Senior Secured Notes due 2021 issued by J.Crew Brand, LLC and J.Crew Brand Corp. (the “Exchange Notes”), which are secured primarily by the U.S. intellectual property assets held by J.Crew Domestic Brand, LLC (“IPCo”);

o

189,688 shares of Parent’s 7% non-convertible perpetual series A preferred stock, no par value per share, with an aggregate initial liquidation preference of $189,688 (the “Series A Preferred Stock”) (which aggregate liquidation preference was $202,973 as of November 2, 2019); and

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

The Company recorded an expense of $7.6 million in the first nine months of both fiscal 2019 and fiscal 2018 for monitoring fees and out-of-pocket expenses, included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

6. Goodwill and Intangible Assets

A summary of the components of intangible assets is as follows:

	Favorable Lease Commitments	Madewell Trade Name	Key Money	J.Crew Trade Name	Total
Balance at February 2, 2019	$908	$49,542	$752	$250,195	$301,397
Amortization expense	(227)	(1,025)	(33)	—	(1,285)
Effect of changes in foreign exchange rates	—	—	5	—	5
Balance at May 4, 2019	681	48,517	724	250,195	300,117
Amortization expense	(227)	(1,025)	(32)	—	(1,284)
Effect of changes in foreign exchange rates	—	—	(54)	—	(54)
Balance at August 3, 2019	454	47,492	638	250,195	298,779
Amortization expense	(227)	(1,025)	(30)	—	(1,282)
Effect of changes in foreign exchange rates	—	—	39	—	39
Balance at November 2, 2019	$227	$46,467	$647	$250,195	$297,536
Total accumulated amortization or impairment losses at November 2, 2019	$(60,783)	$(35,533)	$(4,170)	$(635,105)	$(735,591)

The carrying value of goodwill of $107.9 million relates to the Madewell reporting unit. There is no remaining goodwill attributable to the J.Crew reporting unit. The carrying value of the J.Crew and Madewell trade names is $250.2 million and $46.5 million, respectively, at November 2, 2019. If revenues or operating results decline below the Company’s current expectations, additional impairment charges may be recorded in the future.

7. Share-Based Compensation

Chinos Holdings, Inc. 2011 Equity Incentive Plan

The Parent adopted the Chinos Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) in connection with the Acquisition. In the second quarter of fiscal 2017, in connection with a debt exchange and refinancing, the Parent completed a recapitalization of its outstanding equity. The recapitalization resulted in, among other things, a reverse stock split of the shares of common stock underlying the share-based awards issued by the Company. The reverse stock split of 10,000-to-1 resulted in (i) a substantial decrease in the number of authorized awards from 91,740,627 shares to 9,174 shares and (ii) a substantial increase in the exercise price of $0.10 to $1,000 per share.

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

A summary of share-based compensation recorded in the statements of operations and comprehensive loss is as follows:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Share-based compensation	$18	$(43)	$39	$77

A summary of shares available for grant as stock options or other share-based awards, as adjusted for the reverse stock split, is as follows:

	Common Stock Awards	Preferred Stock Awards
Available for grant at February 2, 2019	5,344,394	20,000
Authorized	—	—
Granted	(1,227,665)	—
Forfeited and available for reissuance	1,738,696	—
Available for grant at November 2, 2019	5,855,425	20,000

8. Long-Term Debt and Credit Agreements

A summary of the components of long-term debt is as follows:

	November 2, 2019	February 2, 2019
Term Loan Facility	$1,347,675	$1,373,554
Notes	347,599	346,596
Less: current portion	(21,600)	(32,070)
Less: deferred financing costs	(6,845)	(10,288)
Less: discount	(3,023)	(4,510)
Long-term debt, net	$1,663,806	$1,673,282
Borrowings under the ABL Facility	$217,900	$70,800

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

On November 2, 2019, standby and documentary letters of credit were $64.7 million, outstanding borrowings were $217.9 million, and excess availability, as defined, was $92.4 million. The weighted average interest rate on the borrowings outstanding under the ABL Facility was 4.12% on November 2, 2019. Average short-term borrowings under the ABL Facility were $211.5 million and $59.1 million in the first nine months of fiscal 2019 and fiscal 2018, respectively.

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

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 5.29% on November 2, 2019. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at November 2, 2019.

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

Interest Expense

A summary of the components of interest expense is as follows:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Term Loan Facility	$19,019	$19,740	$60,403	$57,624
Notes	11,722	11,264	34,236	33,793
ABL Facility	2,564	1,159	7,492	2,034
Amortization of deferred financing costs and debt discount	1,796	1,792	5,387	5,371
Realized hedging losses	1,735	420	2,539	2,274
Other interest, net	468	766	1,892	1,428
Interest expense, net	$37,304	$35,141	$111,949	$102,524

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2 inputs). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

	November 2, 2019	February 2, 2019
Interest rate swaps (included in other assets)	$—	$480
Interest rate swaps (included in other liabilities)	$(4,224)	$(3,663)

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

Financial assets and liabilities

The fair value of the Company’s long-term debt was estimated to be $1,601 million and $1,401 million at November 2, 2019 and February 2, 2019, respectively, based on quoted market prices of the debt (level 1 inputs).

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

Non-financial assets and liabilities

Certain non-financial assets, including goodwill, the intangible asset for the J.Crew trade name, and certain long-lived assets, have been written down and measured in the financial statements at fair value. The Company did not have any other non-financial assets or liabilities as of November 2, 2019 or February 2, 2019 that are measured on a recurring basis in the financial statements at fair value.

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

The Company performs impairment tests of certain long-lived assets, including ROU assets, whenever there are indicators of impairment. These tests typically contemplate assets at a store level (for example, leasehold improvements) or at the corporate level (for example, software). The Company recognizes an impairment loss when the carrying value of a long-lived asset is not recoverable in light of the undiscounted future cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset based on discounted future cash flows. The Company has determined that the future cash flow approach (level 3 inputs) provides the most relevant and reliable means by which to determine fair value in this circumstance.

A summary of the impact of the impairment of certain long-lived assets on financial condition and results of operations is as follows:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Carrying value of long-term assets written down to fair value	$8,009	$2,947	$12,889	$9,813
Impairment charge	$8,009	$2,947	$12,889	$9,813

11. Income Taxes

The Parent files a consolidated federal income tax return and state combined income tax returns, which include Group and all of its wholly owned subsidiaries. The income tax provision is calculated as if Group were a stand-alone taxpayer.

In the first nine months of fiscal 2019, the Company recorded a provision for income taxes of $0.4 million on a pre-tax loss of $79.9 million. The provision for income taxes reflects a charge for current federal and state tax liabilities, offset by a discrete tax benefit of $1.2 million relating to the reversal of uncertain tax position liabilities in connection with the settlement of various tax examinations and state tax law changes. The Company’s effective tax rate of (0.5)% differs from the U.S. federal statutory rate of 21% primarily related to current year losses for which no tax benefit was recognized as the Company did not conclude that all of its deferred tax assets were realizable on a more-likely-than-not basis. Other items impacting the provision for income taxes include the U.S. taxation of foreign earnings under the Global Intangible Low Tax Income (“GILTI”) regime, the recognition of valuation allowances with respect to the carryforward of unutilized interest deductions, the recognition of international valuation allowances and lower rates in foreign tax jurisdictions.

In the first nine months of fiscal 2018, the Company recorded a provision for income taxes of $8.3 million, which reflects a charge for the valuation allowance with respect to the deferred tax asset related to the carry forward of unutilized interest deductions. Other items impacting the provision for income taxes include the recognition of international valuation allowances, lower rates in foreign jurisdictions and reserves for uncertain tax positions. These items primarily drove the difference between the federal statutory rate of 21% and the effective rate of (22.2)%.

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on a weighing process of available evidence, whether it is more-likely-than-not that its deferred tax assets will not be realized. As of November 2, 2019, the Company maintained a full valuation allowance against its deferred tax assets.

The federal tax returns for the periods ended January 2014 through January 2016 are currently under examination. Various state and local jurisdiction tax authorities are in the process of examining income tax returns for certain tax years ranging from 2014 to 2016. The results of these audits and appeals are not expected to have a significant effect on the results of operations or financial position.

12. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on the Company’s financial position, results of operations or cash flows. As of November 2, 2019, the Company has recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to its results of operations. In addition, there are certain other claims and legal proceedings pending against the Company for which accruals have not been established.

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

Discovery in the action is ongoing. The Company believes that the remaining claim is wholly without merit, and intends to vigorously oppose the claim.

13. Workforce Reductions

A rollforward of the reserve for severance and related costs is as follows:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Balance at beginning of period	$7,014	$527	$7,965	$3,543
Provisions charged to expense	493	8	6,022	3,302
Reversals(1)	(328)	(73)	(797)	(929)
Payments	(2,235)	(365)	(8,246)	(5,819)
Balance at end of period	$4,944	$97	$4,944	$97

(1)	Due primarily to associates who obtained employment subsequent to termination and, therefore, are no longer eligible to receive severance payments.

The Company expects the unpaid severance at November 2, 2019 to be paid through the first quarter of fiscal 2021.

14. Corporate Headquarters Relocation

In the second quarter of fiscal 2018, the Company entered into a lease amendment and surrender agreement (the “Surrender Agreement”) with Vornado Office Management, LLC (“Vornado”). The terms of the Surrender Agreement provide for, among other things, the early termination and surrender of the space previously occupied by the Company at 770 Broadway in New York City. In exchange for the surrender, Vornado agreed to pay the Company a termination payment of $35 million. The Company fully vacated its former corporate headquarters in June 2019. The Company recognized the benefit of $35 million, as a reduction of selling, general and administrative expense, over the period starting May 10, 2018 until June 30, 2019.

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

The proceeds from the license fees to IPCo are used by IPCo and J.Crew Brand, LLC, wholly-owned subsidiaries of the Company (collectively, “J.Crew BrandCo”), to meet debt service requirements on the Notes. Any license fees in excess of the debt service requirements are loaned back to OpCo on a subordinated basis. As of November 2, 2019, J.Crew BrandCo had total assets of $408.6 million, consisting of intangible assets of $250.2 million, receivable due from OpCo of $148.5 million, license fee receivable of $9.8 million and cash and cash equivalents of $0.1 million, and total liabilities of $349.8 million related to the Notes. IPCo earned royalty revenue of $14.8 million and $44.3 million in the third quarter and first nine months of fiscal 2019, respectively. The Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Chinos Intermediate Holdings A, Inc. Senior PIK Toggle Note

In the fourth quarter of fiscal 2013, the PIK Notes Issuer, which is an indirect parent holding company of Group, issued $500 million of PIK Notes. As part of the debt exchange and refinancing in July 2017, $565.7 million in aggregate principal amount of the PIK Notes were exchanged for $249.6 million of Exchange Notes and shares of preferred and common stock of the Parent. As of February 2, 2019, there were $1.0 million in aggregate principal amount of PIK Notes outstanding, and in the first quarter of fiscal 2019 the Parent redeemed all remaining outstanding PIK Notes. The PIK Notes were: (i) senior unsecured obligations of the PIK Notes Issuer, (ii) structurally subordinated to all of the liabilities of the PIK Notes Issuer’s subsidiaries, and (iii) not guaranteed by any of the PIK Notes Issuer’s subsidiaries, and therefore are not recorded in the Company’s financial statements.

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

Due to Sponsors

As part of the debt exchange and refinancing, the Sponsors purchased $30.0 million principal amount of new term loans under the Term Loan Facility. As of November 2, 2019, the principal amount outstanding was $32.2 million. For more information on the New Term Loan Borrowings, see note 8.

Due to Parent

Certain transactions, primarily related to income taxes, between Group and its Parent give rise to intercompany receivables and payables. A summary of the components of Due to Parent is as follows:

	November 2, 2019	February 2, 2019
Income taxes payable to Parent	$(48,648)	$(48,648)
Monitoring fees payable	(6,885)	(1,938)
Transaction-related payments on behalf of Parent	14,157	13,124
Due to Parent	$(41,376)	$(37,462)

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

17. Subsequent Event

On December 2, 2019, the Parent and certain of the Parent’s subsidiaries and affiliates (collectively, the “J.Crew Parties”) entered into a transaction support agreement (the “TSA”) relating to a series of transactions (together, the “Transactions”) with an ad hoc group of the Company’s existing creditors (the “Ad Hoc Group”). In connection with the Transactions, the Company will separate its J.Crew and Madewell businesses into two standalone, independently managed companies, enabling a potential initial public offering (“IPO”) of the Madewell business. The TSA also contemplates the formation of a special purpose vehicle limited liability company (“Chinos SPV”) that, following the Transactions, will be the ultimate parent company of the Company and will hold any common stock of Madewell not sold to the public in the potential IPO.

As part of the Transactions, among other things, the Company expects to exchange a portion of its outstanding term loans (the “Term Loan Exchange”) for: (i) new A-1 senior secured notes issued by Chinos SPV (the “New SPV A-1 Senior Secured Notes”) and (ii) with respect to exchanged term loans for which consents in respect of the Term Loan Exchange have been delivered to the Company by an early consent deadline, common units of Chinos SPV (the “New SPV Common Units”). Certain affiliates of the J.Crew Parties are also expected to purchase (i) New SPV A-1 Senior Secured Notes and new A-2 senior secured notes issued by Chinos SPV and (ii) New SPV Common Units. The J.Crew Parties and the Ad Hoc Group will undertake a number of additional transactions and enter into additional agreements pursuant to the TSA.

The closing of each of the Transactions, including the IPO, is conditioned upon the closing of the other Transactions and will be deemed to occur contemporaneously. The TSA contains certain representations, warranties and other agreements by the J.Crew Parties and the Ad Hoc Group. The parties’ obligations thereunder are subject to various conditions and termination provisions as set forth therein. The TSA terminates if the Transactions, including the Madewell IPO, have not closed by March 18, 2020. Accordingly, there can be no assurance if or when the J.Crew Parties will consummate the transactions contemplated by the TSA.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our announced agreement on the terms of a transaction, including risks that the transaction may not be consummated on the terms set forth in the transaction support agreement or in the time frame anticipated or at all, or, if the transaction is consummated, risks that the anticipated benefits of the transaction may not be achieved, our substantial indebtedness, our substantial lease obligations, our ability to anticipate and timely respond to changes in trends and consumer preferences, the strength of the global economy, competitive market conditions, our ability to attract and retain key personnel, our ability to successfully develop, launch and grow our newer concepts and execute on strategic initiatives, product offerings, sales channels and businesses, our ability to implement our growth strategy, material disruption to our information systems, compromises to our data security, our ability to maintain the value of our brands and protect our trademarks, our ability to implement our real estate strategy, changes in demographic patterns, adverse or unseasonable weather or other interruptions in our foreign sourcing, customer call, order fulfillment or distribution operations, increases in the demand for or prices of raw materials used to manufacture our products, trade restrictions or disruptions, our exploration of strategic alternatives to maximize the value of the Company and the risk that such exploration may not lead to a successful transaction and other factors which are set forth in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the Securities and Exchange Commission (the “SEC”). There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We sell our J.Crew and Madewell merchandise through our retail and factory stores, our websites and select partners. As of November 2, 2019, we operated 190 J.Crew retail stores, 172 J.Crew factory stores and 138 Madewell stores throughout the United States, Canada, the United Kingdom and Hong Kong; compared to 228 J.Crew retail stores, 175 J.Crew factory stores and 125 Madewell stores as of November 3, 2018. During fiscal 2019, we expect to open 10 Madewell stores and one J.Crew retail store and close approximately 20 stores.

A summary of revenues by brand for the third quarter is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended November 2, 2019	For the Thirteen Weeks Ended November 3, 2018
J.Crew	$415.8	$430.9
Madewell	151.6	133.7
Other(1)	58.2	57.6
Total revenues	$625.6	$622.2

(1)	Consists primarily of revenues from wholesale customers and shipping and handling fees.

A summary of highlights for the third quarter is as follows:

•	Revenues increased 0.6% to $625.6 million, with comparable company sales up 2.5%.
•	J.Crew revenues decreased 3.5% to $415.8 million, with flat comparable sales.
•	Madewell revenues increased 13.4% to $151.6 million, with comparable sales up 10.3%.
•	Gross margin increased to 40.7% from 38.3% last year.
•	We opened six Madewell stores. We closed three J.Crew retail stores.

A summary of revenues by brand for the first nine months is as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended November 2, 2019	For the Thirty-nine Weeks Ended November 3, 2018
J.Crew	$1,191.0	$1,251.6
Madewell	424.3	371.2
Other(1)	177.7	127.4
Total revenues	$1,793.0	$1,750.2

(1)	Consists primarily of revenues from wholesale customers and shipping and handling fees.

A summary of highlights for the first nine months is as follows:

•	Revenues increased 2.4% to $1,793.0 million, with comparable company sales up 1.1%.
•	J.Crew revenues decreased 4.8% to $1,191.0 million, with comparable sales down 1.7%.
•	Madewell revenues increased 14.3% to $424.3 million, with comparable sales up 10.0%.
•	Gross margin decreased to 37.8% from 38.4% last year.
•	We opened nine Madewell stores. We closed 13 J.Crew retail stores and two J.Crew factory stores.
•

During the second quarter of fiscal 2019, we completed a comprehensive review of our J.Crew business and launched a multi-year cost-optimization program, which is expected to generate savings of approximately $50 million over the next three years with at least $10 million expected to be realized in fiscal 2019.

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

Results of Operations – Third Quarter of Fiscal 2019 compared to Third Quarter of Fiscal 2018

	For the Thirteen Weeks Ended November 2, 2019		For the Thirteen Weeks Ended November 3, 2018		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$625.6	100.0%	$622.2	100.0%	$3.4	0.6%
Gross profit	254.5	40.7	238.4	38.3	16.1	6.8
Selling, general and administrative expenses	235.1	37.6	202.8	32.6	32.3	15.9
Impairment losses	8.0	1.3	2.9	0.5	5.1	NM
Income from operations	11.5	1.8	32.7	5.2	(21.2)	(64.9)
Interest expense, net	37.3	6.0	35.1	5.6	2.2	6.2
Provision (benefit) for income taxes	(6.0)	(1.0)	3.2	0.5	(9.2)	NM
Net loss	$(19.9)	(3.2)%	$(5.7)	(0.9)%	$(14.2)	NM %

Revenues

Total revenues increased $3.4 million, or 0.6%, to $625.6 million in the third quarter of fiscal 2019 from $622.2 million in the third quarter last year, driven primarily by (i) an increase in revenue of the Madewell business, resulting from an increase in sales of women’s apparel, specifically pants, jackets and dresses, offset by (ii) a decrease in revenue of the J.Crew business, resulting from a decrease in sales of women’s apparel, specifically pants, dresses and shirts. Comparable company sales increased 2.5% following an increase of 7.8% in the third quarter last year.

J.Crew sales decreased $15.1 million, or 3.5%, to $415.8 million in the third quarter of fiscal 2019 from $430.9 million in the third quarter last year. J.Crew comparable sales were flat following an increase of 4.1% in the third quarter last year.

Madewell sales increased $17.9 million, or 13.4%, to $151.6 million in the third quarter of fiscal 2019 from $133.7 million in the third quarter last year. Madewell comparable sales increased 10.3% following an increase of 22.0% in the third quarter last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirteen Weeks Ended November 2, 2019	For the Thirteen Weeks Ended November 3, 2018
Apparel:
Women’s	60%	59%
Men’s	19	20
Children’s	6	7
Accessories	15	14
	100%	100%

Other revenues increased $0.6 million to $58.2 million in the third quarter of fiscal 2019 from $57.6 million in the third quarter last year.

Gross Profit

Gross profit increased $16.1 million to $254.5 million in the third quarter of fiscal 2019 from $238.4 million in the third quarter last year. This increase resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Increase in revenues	$1.8
Increase in rate	12.8
Decrease in buying and occupancy costs	1.5
Increase in gross profit	$16.1

Gross margin increased to 40.7% in the third quarter of fiscal 2019 from 38.3% in the third quarter last year. The increase in gross margin was driven by: (i) a 210 basis point margin expansion and (ii) a 30 basis point decrease in buying and occupancy costs as a percentage of revenues. The margin expansion was driven by an increase in the J.Crew brand, partially offset by a decrease in the Madewell brand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $32.3 million to $235.1 million in the third quarter of fiscal 2019 from $202.8 million in the third quarter last year. This increase resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Increase in transaction costs(1)	$35.4
Increase in share-based and incentive compensation	15.6
Corporate occupancy actions last year	9.1
Decrease in depreciation	(3.1)
Decrease in operating and corporate expenses	(3.4)
Decrease in payroll and related expenses	(9.7)
Decrease in marketing costs	(11.6)
Total increase in selling, general and administrative expenses	$32.3

(1)	Represents costs related to our exploration of strategic alternatives to maximize the value of the Company.

As a percentage of revenues, selling, general and administrative expenses increased to 37.6% in the third quarter of fiscal 2019 from 32.6% in the third quarter last year.

Interest Expense, Net

Interest expense, net, increased $2.2 million to $37.3 million in the third quarter of fiscal 2019 from $35.1 million in the third quarter last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirteen Weeks Ended November 2, 2019	For the Thirteen Weeks Ended November 3, 2018
Term Loan Facility	$19.0	$19.7
Notes	11.7	11.3
ABL Facility	2.6	1.2
Amortization of deferred financing costs and debt discount	1.8	1.8
Realized hedging losses	1.7	0.4
Other, net	0.5	0.7
Interest expense, net	$37.3	$35.1

Provision (Benefit) for Income Taxes

In the third quarter of fiscal 2019, we recorded a benefit for income taxes of $6.0 million on a pre-tax loss of $25.8 million. The benefit for income taxes reflects a benefit for current federal and state tax liabilities and a discrete tax benefit of $1.2 million relating to the reversal of uncertain tax position liabilities in connection with the settlement of various tax examinations and state tax law changes. Our effective tax rate of 23.1% differs from the U.S. federal statutory rate of 21% primarily related to current year losses for which no tax benefit was recognized as we did not conclude that all of our deferred tax assets were realizable on a more-likely-than-not basis. Other items impacting the provision for income taxes include the U.S. taxation of foreign earnings under the Global Intangible Low Tax Income (“GILTI”) regime, the recognition of valuation allowances with respect to the carryforward of unutilized interest deductions, the recognition of international valuation allowances and lower rates in foreign tax jurisdictions.

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

Net Loss

Net loss increased $14.2 million to $19.9 million in the third quarter of fiscal 2019 from $5.7 million in the third quarter last year. This increase was due to: (i) an increase in selling, general and administrative expenses of $32.3 million, (ii) an increase in impairment losses of $5.1 million and (iii) an increase in interest expense of $2.2 million, offset by (iv) an increase in gross profit of $16.1 million and (v) an increase in the benefit for income taxes of $9.2 million.

Results of Operations – First Nine Months of Fiscal 2019 compared to First Nine Months of Fiscal 2018

	For the Thirty-nine Weeks Ended November 2, 2019		For the Thirty-nine Weeks Ended November 3, 2018		Variance Increase/(Decrease)
(Dollars in millions)	Amount	Percent of Revenues	Amount	Percent of Revenues	Dollars	Percentage
Revenues	$1,793.0	100.0%	$1,750.2	100.0%	$42.8	2.4%
Gross profit	677.8	37.8	671.2	38.4	6.6	1.0
Selling, general and administrative expenses	632.8	35.3	596.3	34.1	36.5	6.1
Impairment losses	12.9	0.7	9.8	0.6	3.1	31.3
Income from operations	32.1	1.8	65.1	3.7	(33.0)	(50.8)
Interest expense, net	111.9	6.2	102.5	5.9	9.4	9.2
Provision for income taxes	0.4	—	8.3	0.5	(7.9)	(95.0)
Net loss	$(80.3)	(4.5)%	$(45.7)	(2.6)%	$(34.6)	(75.7)%

Revenues

Total revenues increased $42.8 million, or 2.4%, to $1,793.0 million in the first nine months of fiscal 2019 from $1,750.2 million in the first nine months last year, driven primarily by (i) an increase in revenue of the Madewell business, resulting from an increase in sales of women’s apparel, specifically pants, dresses and jackets, offset by (ii) a decrease in revenue of the J.Crew business, resulting from a decrease in sales of women’s apparel, specifically shirts, knits and shorts. Comparable company sales increased 1.1% following an increase of 4.7% in the first nine months last year.

J.Crew sales decreased $60.6 million, or 4.8%, to $1,191.0 million in the first nine months of fiscal 2019 from $1,251.6 million in the first nine months last year. J.Crew comparable sales decreased 1.7% following a decrease of 0.3% in the first nine months last year.

Madewell sales increased $53.1 million, or 14.3%, to $424.3 million in the first nine months of fiscal 2019 from $371.2 million in the first nine months last year. Madewell comparable sales increased 10.0% following an increase of 26.5% in the first nine months last year.

The approximate percentage of our sales by product category, based on our internal merchandising system, is as follows:

	For the Thirty-nine Weeks Ended November 2, 2019	For the Thirty-nine Weeks Ended November 3, 2018
Apparel:
Women’s	60%	59%
Men’s	19	20
Children’s	6	7
Accessories	15	14
	100%	100%

Other revenues increased $50.3 million to $177.7 million in the first nine months of fiscal 2019 from $127.4 million in the first nine months last year, primarily a result of increased wholesale revenues from Nordstrom.

Gross Profit

Gross profit increased $6.6 million to $677.8 million in the first nine months of fiscal 2019 from $671.2 million in the first nine months last year. This increase resulted from the following factors:

(Dollars in millions)	Increase/ (decrease)
Increase in revenues	$22.3
Decrease in rate	(27.2)
Decrease in buying and occupancy costs	11.5
Increase in gross profit	$6.6

Gross margin decreased to 37.8% in the first nine months of fiscal 2019 from 38.4% in the first nine months last year. The decrease in gross margin was driven by: (i) a 150 basis point deterioration in margin primarily due to the dilutive effect of the planned inventory liquidation and increased penetration of our wholesale business, offset by (ii) a 90 basis point decrease in buying and occupancy costs as a percentage of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $36.5 million to $632.8 million in the first nine months of fiscal 2019 from $596.3 million in the first nine months last year. This increase resulted from the following:

(Dollars in millions)	Increase/ (decrease)
Increase in transaction costs(1)	$52.7
Increase in share-based and incentive compensation	13.4
Corporate occupancy actions last year	10.0
Decrease in operating and corporate expenses	(1.9)
Decrease in depreciation	(7.9)
Decrease in marketing costs	(13.5)
Decrease in payroll and related expenses	(16.3)
Total increase in selling, general and administrative expenses	$36.5

(1)	Represents costs related to our exploration of strategic alternatives to maximize the value of the Company.

As a percentage of revenues, selling, general and administrative expenses increased to 35.3% in the first nine months of fiscal 2019 from 34.1% in the first nine months last year.

Interest Expense, Net

Interest expense, net, increased $9.4 million to $111.9 million in the first nine months of fiscal 2019 from $102.5 million in the first nine months last year. A summary of interest expense is as follows:

(Dollars in millions)	For the Thirty-nine Weeks Ended November 2, 2019	For the Thirty-nine Weeks Ended November 3, 2018
Term Loan Facility	$60.4	$57.6
Notes	34.2	33.8
ABL Facility	7.5	2.0
Amortization of deferred financing costs and debt discount	5.4	5.4
Realized hedging losses	2.5	2.3
Other, net	1.9	1.4
Interest expense, net	$111.9	$102.5

Provision for Income Taxes

In the first nine months of fiscal 2019, we recorded a provision for income taxes of $0.4 million on a pre-tax loss of $79.9 million. The provision for income taxes reflects a charge for current federal and state tax liabilities offset by a discrete tax benefit of $1.2 million relating to the reversal of uncertain tax position liabilities in connection with the settlement of various tax examinations and state tax law changes. Our effective tax rate of (0.5)% differs from the U.S. federal statutory rate of 21% primarily related to current year losses for which no tax benefit was recognized as we did not conclude that all of our deferred tax assets were realizable on a more-likely-than-not basis. Other items impacting the provision for income taxes include the U.S. taxation of foreign earnings under the GILTI regime, the recognition of valuation allowances with respect to the carryforward of unutilized interest deductions, the recognition of international valuation allowances and lower rates in foreign tax jurisdictions.

In the first nine months of fiscal 2018, we recorded a provision for income taxes of $8.3 million, which reflects a charge for the valuation allowance with respect to the deferred tax asset related to the carry forward of unutilized interest deductions. Other items impacting the provision for income taxes include the recognition of international valuation allowances, lower rates in foreign jurisdictions, and reserves for uncertain tax positions. These items primarily drove the difference between the federal statutory rate of 21% and the effective rate of (22.2)%.

Net Loss

Net loss increased $34.6 million to $80.3 million in the first nine months of fiscal 2019 from $45.7 million in the first nine months last year. This increase was due to: (i) an increase in selling, general and administrative expenses of $36.5 million, (ii) an increase in interest expense of $9.4 million and (iii) an increase in impairment losses of $3.1 million, offset by (iv) a decrease in the provision for income taxes of $7.9 million and (v) an increase in gross profit of $6.6 million.

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

Operating Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended November 2, 2019	For the Thirty-nine Weeks Ended November 3, 2018
Net loss	$(80.3)	$(45.7)
Adjustments to reconcile to cash flows from operating activities:
Depreciation of property and equipment	59.4	67.4
Impairment losses	12.9	9.8
Amortization of deferred financing costs and debt discount	5.4	5.4
Amortization of intangible assets	3.9	5.4
Reclassification of hedging losses to earnings	2.5	3.7
Deferred income taxes	0.2	2.3
Share-based compensation	—	0.1
Foreign currency transaction gains	(0.1)	(0.2)
Changes in operating assets and liabilities	(83.4)	(223.9)
Net cash used in operating activities	$(79.5)	$(175.7)

Cash used in operating activities of $79.5 million in the first nine months of fiscal 2019 resulted from: (i) changes in operating assets and liabilities of $83.4 million, primarily due to working capital fluctuations, and (ii) a net loss of $80.3 million, partially offset by (iii) non-cash adjustments of $84.2 million.

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

Investing Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended November 2, 2019	For the Thirty-nine Weeks Ended November 3, 2018
Capital expenditures:
Corporate headquarters relocation	$(24.8)	$(4.6)
New stores and store improvements	(16.3)	(9.5)
Information technology	(8.6)	(17.4)
Other(1)	(2.8)	(4.0)
Net cash used in investing activities	$(52.5)	$(35.5)

(1)	Includes capital expenditures for warehouse improvements and general corporate purposes.

Capital expenditures are planned at approximately $65 million for fiscal year 2019, including approximately $25 million for our corporate headquarters relocation, approximately $25 million for new stores and store improvements, approximately $10 million for information technology enhancements, and the remainder for warehouse improvements and general corporate purposes.

Financing Activities

(Dollars in millions)	For the Thirty-nine Weeks Ended November 2, 2019	For the Thirty-nine Weeks Ended November 3, 2018
Net borrowings under the ABL Facility	$147.1	$148.5
Proceeds from Notes	1.0	—
Costs paid in connection with refinancings of debt	—	(0.1)
Principal repayments of Term Loan Facility	(26.6)	(11.7)
Net cash provided by financing activities	$121.5	$136.7

Cash provided by financing activities of $121.5 million in the first nine months of fiscal 2019 resulted primarily from: (i) net borrowings under the ABL Facility, offset by (ii) principal repayments of the Term Loan Facility.

Cash provided by financing activities of $136.7 million in the first nine months of fiscal 2018 resulted from: (i) net borrowings under the ABL Facility, offset by (ii) quarterly principal repayments of the Term Loan Facility.

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

o

$249,596 aggregate principal amount of 13% Senior Secured Notes due 2021 issued by J.Crew Brand, LLC and J.Crew Brand Corp. (the “Exchange Notes”), which are secured primarily by the U.S. intellectual property assets held by J.Crew Domestic Brand, LLC (“IPCo”);

o

189,688 shares of Parent’s 7% non-convertible perpetual series A preferred stock, no par value per share, with an aggregate initial liquidation preference of $189,688 (which aggregate liquidation preference was $202,973 as of November 2, 2019); and

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

On November 2, 2019, standby and documentary letters of credit were $64.7 million, outstanding borrowings were $217.9 million, and excess availability, as defined, was $92.4 million. The weighted average interest rate on the borrowings outstanding under the ABL Facility was 4.12% on November 2, 2019. Average short-term borrowings under the ABL Facility were $211.5 million and $59.1 million in the first nine months of fiscal 2019 and fiscal 2018, respectively.

As of the date of this report, there were outstanding borrowings of approximately $170 million under the ABL Facility with excess availability of approximately $138 million.

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

The weighted average interest rate on the borrowings outstanding under the Term Loan Facility was 5.29% on November 2, 2019. The applicable margin (i) in effect for base rate borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 2.00%, (y) in the case of the Amended Loans, 2.22% and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind) and (ii) with respect to LIBOR borrowings was, (x) in the case of term loans, other than the New Term Loan Borrowings and the Amended Loans, 3.00% and the LIBOR Floor, (y) in the case of the Amended Loans, 3.22% and the LIBOR Floor and (z) in the case of the New Term Loan Borrowings, 12.00% (of which 3.00% is payable in kind), respectively, at November 2, 2019.

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

PIK Notes

In the fourth quarter of fiscal 2013, the PIK Notes Issuer, an indirect parent holding company of Group, issued $500 million of PIK Notes. As part of the debt exchange and refinancing in July 2017, $565.7 million in aggregate principal amount of the PIK Notes were exchanged for $249.6 million of Exchange Notes and shares of preferred and common stock of the Parent. As of February 2, 2019, there were $1.0 million in aggregate principal amount of PIK Notes outstanding, and in the first quarter of fiscal 2019 the Parent redeemed all remaining outstanding PIK Notes. The PIK Notes were: (i) senior unsecured obligations of the PIK Notes Issuer, (ii) structurally subordinated to all of the liabilities of the PIK Notes Issuer’s subsidiaries, and (iii) not guaranteed by any of the PIK Notes Issuer’s subsidiaries, and therefore are not recorded in our financial statements.

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

The proceeds from the license fees to IPCo are used by IPCo and J.Crew Brand, LLC, wholly-owned subsidiaries of the Company (collectively, “J.Crew BrandCo”), to meet debt service requirements on the Notes. Any license fees in excess of the debt service requirements are loaned back to OpCo on a subordinated basis. As of November 2, 2019, J.Crew BrandCo had total assets of $408.6 million, consisting of intangible assets of $250.2 million, receivable due from OpCo of $148.5 million, license fee receivable of $9.8 million and cash and cash equivalents of $0.1 million, and total liabilities of $349.8 million related to the Notes. IPCo earned royalty revenue of $14.8 million and $44.3 million in the third quarter and first nine months of fiscal 2019, respectively. The Notes are guaranteed by the intangible assets of J.Crew BrandCo.

Below is consolidating balance sheet information reflecting the elimination of the accounts of J.Crew BrandCo from our condensed consolidated balance sheet as of November 2, 2019.

	As of November 2, 2019
	(unaudited)
	Consolidated balance sheet	Eliminations of J.Crew BrandCo	Consolidated balance sheet of subsidiaries excluding J.Crew BrandCo
ASSETS
Current assets:
Cash and cash equivalents	$28,956	$(92)	$28,864
Restricted cash	—	—	—
Accounts receivable, net	44,158	—	44,158
Merchandise inventories, net	484,496	—	484,496
Prepaid expenses and other current assets	59,997	—	59,997
Refundable income taxes	6,978	373	7,351
Total current assets	624,585	281	624,866
Property and equipment, net	231,489	—	231,489
Right-of-use lease assets	493,073	—	493,073
Intangible assets, net	297,536	(250,195)	47,341
Investment in subsidiary	—	231,097	231,097
Goodwill	107,900	—	107,900
Other assets	4,172	—	4,172
Total assets	$1,758,755	$(18,817)	$1,739,938
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$274,027	$—	$274,027
Other current liabilities	251,853	9,833	261,686
Borrowings under the ABL Facility	217,900	—	217,900
Current portion of right-of-use lease liabilities	116,338	—	116,338
Due to Parent	41,376	—	41,376
Interest payable	8,368	(6,025)	2,343
Current portion of long-term debt	21,600	—	21,600
Total current liabilities	931,462	3,808	935,270
Long-term debt, net	1,663,806	(343,782)	1,320,024
Due to J.Crew BrandCo	—	148,528	148,528
Long-term right-of-use lease liabilities	468,364	—	468,364
Deferred income taxes, net	17,034	(17,034)	—
Other liabilities	31,992	—	31,992
Total liabilities	3,112,658	(208,480)	2,904,178
Stockholders’ deficit:
Common stock $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—
Additional paid-in capital	733,268	249,596	982,864
Accumulated other comprehensive loss	(3,357)	—	(3,357)
Accumulated deficit	(2,083,814)	(59,933)	(2,143,747)
Total stockholders’ deficit	(1,353,903)	189,663	(1,164,240)
Total liabilities and stockholders’ deficit	$1,758,755	$(18,817)	$1,739,938

Below is consolidating statement of operations and comprehensive loss information reflecting the elimination of the accounts of J.Crew BrandCo from our condensed consolidated statement of operations and comprehensive loss for the thirteen and thirty-nine weeks ended November 2, 2019.

	For the Thirteen Weeks Ended November 2, 2019
	(unaudited)
	Consolidated	Eliminations of J.Crew BrandCo	Consolidated subsidiaries excluding J.Crew BrandCo
Condensed Consolidated Statements of Operations and Comprehensive Loss
Revenues:
Net sales	$567,458	$—	$567,458
Other	58,179	—	58,179
Total revenues	625,637	—	625,637
Cost of goods sold, including buying and occupancy costs	371,095	—	371,095
Royalty expense	—	14,750	14,750
Gross profit	254,542	(14,750)	239,792
Selling, general and administrative expenses	235,054	(1)	235,053
Impairment losses	8,009	—	8,009
Income (loss) from operations	11,479	(14,749)	(3,270)
Interest expense, net	37,304	(11,550)	25,754
Loss before income taxes	(25,825)	(3,199)	(29,024)
Benefit for income taxes	(5,968)	3,725	(2,243)
Net loss	$(19,857)	$(6,924)	$(26,781)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	1,735	—	1,735
Unrealized loss on cash flow hedges, net of tax	(492)	—	(492)
Foreign currency translation adjustments	(325)	—	(325)
Comprehensive loss	$(18,939)	$(6,924)	$(25,863)

	For the Thirty-nine Weeks Ended November 2, 2019
	(unaudited)
	Consolidated	Eliminations of J.Crew BrandCo	Consolidated subsidiaries excluding J.Crew BrandCo
Condensed Consolidated Statements of Operations and Comprehensive Loss
Revenues:
Net sales	$1,615,246	$—	$1,615,246
Other	177,726	—	177,726
Total revenues	1,792,972	—	1,792,972
Cost of goods sold, including buying and occupancy costs	1,115,207	—	1,115,207
Royalty expense	—	44,250	44,250
Gross profit	677,765	(44,250)	633,515
Selling, general and administrative expenses	632,824	(62)	632,762
Impairment losses	12,889	—	12,889
Income (loss) from operations	32,052	(44,188)	(12,136)
Interest expense, net	111,949	(30,257)	81,692
Loss before income taxes	(79,897)	(13,931)	(93,828)
Provision (benefit) for income taxes	412	(522)	(110)
Net loss	$(80,309)	$(13,409)	$(93,718)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges, net of tax, to earnings	2,539	—	2,539
Unrealized loss on cash flow hedges, net of tax	(3,790)	—	(3,790)
Foreign currency translation adjustments	(139)	—	(139)
Comprehensive loss	$(81,699)	$(13,409)	$(95,108)

Outlook

Our short-term and long-term liquidity needs arise primarily from (i) debt service requirements, including required (a) quarterly principal repayments and (b) repayments, if any, based on annual excess cash flows, if any, as defined, (ii) capital expenditures and (iii) working capital. Management anticipates that capital expenditures in fiscal 2019 will be approximately $65 million, including approximately $25 million for our corporate headquarters relocation, approximately $25 million for new stores and store improvements, approximately $10 million for information technology enhancements, and the remainder for warehouse improvements and general corporate purposes. Management expects to pay interest of approximately $145 million in fiscal 2019 to fund debt service obligations. During fiscal 2019, we expect to open 10 Madewell stores and one J.Crew retail store and close approximately 20 stores.

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

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate a portion of our international purchase of merchandise. We also enter into standby letters of credit to secure reimbursement obligations under certain insurance and import programs and lease obligations. As of November 2, 2019, we had the following obligations under letters of credit in future periods:

Letters of Credit	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Dollars in millions)
Standby	$64.0	$63.9	$0.1	$—	$—
Documentary	0.7	0.7	—	—	—
	$64.7	$64.6	$0.1	$—	$—

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. As of November 2, 2019, we have recorded a reserve for certain legal contingencies in connection with ongoing claims and litigation. The reserve is not material to our results of operations. In addition, there are certain other claims and legal proceedings pending against us for which accruals have not been established.

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

The transaction support agreement we entered into with certain of our stakeholders is subject to a number of risks and the recapitalization transactions contemplated thereby may not be consummated on the terms anticipated, in the time frame anticipated, or at all, and even if such transactions are consummated, we may not achieve their anticipated benefits.

On December 2, 2019, in connection with our previously announced exploration of strategic alternatives, the Parent and certain of its subsidiaries and affiliates (collectively, the “J.Crew Parties”) entered into an agreement (the “Transaction Support Agreement”) relating to a series of transactions (together, the “Transactions”) with certain holders (such holders, the “Ad Hoc Creditors”) of (i) over a majority of term loans (the “Term Loans”) under that certain Amended and Restated Credit Agreement, dated March 5, 2014, among certain J.Crew Parties, the lenders party thereto, and Wilmington Savings Fund Society, FSB as successor administrative agent and (ii) TPG Chinos, L.P., TPG Chinos Co-Invest, L.P., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P. and LGP Chino Coinvest LLC. For additional information, see our Current Report on Form 8-K filed with the SEC on December 2, 2019.

There are numerous risks related to the proposed Transactions, including the following:

•

the proposed Transactions are subject to a number of conditions outside of our control and there is no guarantee that the Transactions will be completed on the terms set forth in the Transaction Support Agreement, in the time frame anticipated, or at all;

•	the implementation of the proposed Transactions involves significant time and expense and may disrupt our current plans and operations;
•	the Transactions may subject us to operational, tax or other risks that we may not have identified or may fail to identify;
•	pursuit of the proposed Transactions may impact our ability to pursue potential alternative strategic transactions;
•	the amount of the costs, fees, expenses and other charges related to the Transactions, which may be material;
•

the implementation of the proposed Transactions will require significant time and attention from our senior management and employees, which could disrupt our ongoing business and adversely affect our results of operations;

•	legal claims relating to the Transactions could be brought against us following the consummation of the Transactions; and
•

if we are unsuccessful in completing the Transactions, we will need to explore alternative strategic alternatives, which will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a benefit whether or not any such transaction is completed.

Even if we are successful in completing the proposed Transactions or any other strategic transactions we may pursue, we may not realize some or all of the anticipated strategic, financial, operational or other benefits from such transactions. We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Transactions, and these fees and costs are payable by us regardless of whether the Transactions are consummated. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

ITEM 5. OTHER INFORMATION

The Company entered into an Amendment to Employment Agreement with Libby Wadle, dated November 26, 2019 (the “Wadle Amendment”), which amended the employment agreement by and between the Company and Ms. Wadle, dated November 28, 2011 (the “Wadle Agreement”).

Pursuant to the Wadle Amendment, effective as of November 26, 2019, Ms. Wadle is entitled to receive, as part of Ms. Wadle’s severance payable in the event of her termination of employment (i) by us without cause (ii) by Ms. Wadle for good reason or (iii) by us as a result of non-renewal of the Wadle Agreement, an additional payment equal to Ms. Wadle’s target annual incentive bonus, as in effect immediately prior to her termination date, subject to the same terms and conditions set forth in the Wadle Agreement relating to Ms. Wadle’s entitlement to severance.

The Company also entered into an Amendment to Letter Agreement with Vincent Zanna, dated November 26, 2019 (the “Zanna Amendment”), which amended the letter agreement by and between the Company and Mr. Zanna, dated March 23, 2018 (the “Zanna Agreement”).

Pursuant to the Zanna Amendment, effective as of November 26, 2019, Mr. Zanna is entitled to receive enhanced severance in the event of his termination of employment (i) by us without cause or (ii) by Mr. Zanna for good reason in either case occurring prior to the earlier of (x) the closing date of the Madewell IPO and (y) June 30, 2020, such that the “severance period” under the Zanna Agreement will be for a period of eighteen months following his termination of employment rather than twelve months following his termination of employment. In addition, the Zanna Amendment eliminates the severance forfeiture and mitigation provisions under the Zanna Agreement and provides for the reimbursement of legal fees reasonably incurred in connection with the Zanna Amendment and entering into any new employment agreement with Madewell Group in connection with the proposed Madewell IPO, up to a maximum amount of $10,000 (inclusive of any tax reimbursement).

ITEM 6. EXHIBITS

Articles of Incorporation and Bylaws

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 10, 2011.

3.2	Amended and Restated By-laws of J.Crew Group, Inc., adopted March 7, 2011. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 10, 2011.

Material Contracts

Exhibit No.	Document

10.1	Amendment to Employment Agreement, dated November 26, 2019, between J.Crew Group, Inc. and Libby Wadle.*

10.2	Amendment to Letter Agreement, dated November 26, 2019, between J.Crew Group, Inc. and Vincent Zanna.*

Certifications

Exhibit No.	Document

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Interactive Data Files

Exhibit No.	Document

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at November 2, 2019 and February 2, 2019, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended November 2, 2019 and November 3, 2018, (iii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.CREW GROUP, INC. (Registrant)

Date: December 2, 2019	By:	/S/ MICHAEL J. NICHOLSON
Michael J. Nicholson
President, Chief Operating Officer and Interim Chief Executive Officer
(Principal Executive Officer)

Date: December 2, 2019	By:	/S/ VINCENT ZANNA
Vincent Zanna
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: December 2, 2019	By:	/S/ JEREMY BROOKS
Jeremy Brooks
Chief Accounting Officer
(Principal Accounting Officer)